Form 10-Q
period 2016-09-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2016-11-09
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at November 3, 2016
Common Stock, $.01 par value per share	158,935,108

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2016, Digital Realty Trust, Inc. owned an approximate 98.4% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.6% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2016, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$737,562	$689,573
Acquired ground leases	11,916	12,639
Buildings and improvements	10,222,116	9,676,427
Tenant improvements	540,271	536,734
Total investments in properties	11,511,865	10,915,373
Accumulated depreciation and amortization	(2,565,368)	(2,251,268)
Net investments in properties	8,946,497	8,664,105
Investment in unconsolidated joint ventures	105,819	106,107
Net investments in real estate	9,052,316	8,770,212
Cash and cash equivalents	36,445	57,053
Accounts and other receivables, net of allowance for doubtful accounts of $10,052 and $5,844 as of September 30, 2016 and December 31, 2015, respectively	208,097	177,398
Deferred rent	412,977	403,327
Acquired above-market leases, net	24,554	32,698
Goodwill	780,099	330,664
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,526,563	1,391,659
Restricted cash	11,685	18,009
Assets held for sale	55,915	180,139
Other assets	190,384	54,904
Total assets	$12,299,035	$11,416,063
LIABILITIES AND EQUITY
Global revolving credit facility	$153,189	$960,271
Unsecured term loan	1,521,613	923,267
Unsecured senior notes, net of discount	4,238,435	3,712,569
Mortgage loans, including premiums	111,750	302,930
Accounts payable and other accrued liabilities	823,905	608,343
Accrued dividends and distributions	—	126,925
Acquired below-market leases, net	86,888	101,114
Security deposits and prepaid rents	163,787	138,347
Obligations associated with assets held for sale	2,820	5,795
Total liabilities	7,102,387	6,879,561
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 and 70,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $0 and $287,500 liquidation preference, respectively ($25.00 per share), 0 and 11,500,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per share), 14,600,000 and 14,600,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Stock, 6.350%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	242,012	242,014
Common Stock: $0.01 par value, 265,000,000 and 215,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively, 158,926,811 and 146,384,247 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,581	1,456
Additional paid-in capital	5,759,338	4,655,220
Accumulated dividends in excess of earnings	(1,483,220)	(1,350,089)
Accumulated other comprehensive loss, net	(131,939)	(96,590)
Total stockholders’ equity	5,158,721	4,500,132
Noncontrolling Interests:
Noncontrolling interests in operating partnership	31,088	29,612
Noncontrolling interests in consolidated joint ventures	6,839	6,758
Total noncontrolling interests	37,927	36,370
Total equity	5,196,648	4,536,502
Total liabilities and equity	$12,299,035	$11,416,063
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Rental	$395,212	$336,679	$1,143,449	$983,695
Tenant reimbursements	95,665	95,484	268,094	268,885
Interconnection and other	53,897	1,651	149,223	4,477
Fee income	1,517	1,595	4,567	4,758
Other	2	580	93	1,078
Total operating revenues	546,293	435,989	1,565,426	1,262,893
Operating Expenses:
Rental property operating and maintenance	177,192	140,538	490,909	394,640
Property taxes	20,620	19,953	75,400	64,116
Insurance	2,470	2,140	7,123	6,449
Change in fair value of contingent consideration	—	(1,594)	—	(44,276)
Depreciation and amortization	178,133	136,974	522,743	397,571
General and administrative	46,135	22,755	111,580	69,562
Transactions	6,015	11,042	11,530	14,301
Other	(22)	51	(23)	29
Total operating expenses	430,543	331,859	1,219,262	902,392
Operating income	115,750	104,130	346,164	360,501
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,152	4,169	12,362	12,170
Gain (loss) on sale of properties	169,000	(207)	170,097	94,282
Interest and other (expense) income	355	(358)	(3,594)	(2,879)
Interest expense	(63,084)	(48,138)	(180,254)	(139,718)
Tax expense	(3,720)	(1,754)	(8,081)	(6,044)
Loss from early extinguishment of debt	(18)	—	(982)	(148)
Net income	222,435	57,842	335,712	318,164
Net income attributable to noncontrolling interests	(3,247)	(864)	(4,600)	(5,492)
Net income attributable to Digital Realty Trust, Inc.	219,188	56,978	331,112	312,672
Preferred stock dividends	(21,530)	(18,456)	(66,378)	(55,367)
Issuance costs associated with redeemed preferred stock	(10,328)	—	(10,328)	—
Net income available to common stockholders	$187,330	$38,522	$254,406	$257,305
Net income per share available to common stockholders:
Basic	$1.27	$0.28	$1.73	$1.89
Diluted	$1.25	$0.28	$1.72	$1.88
Weighted average common shares outstanding:
Basic	147,397,853	135,832,503	146,930,939	135,782,831
Diluted	149,384,871	138,259,936	147,655,184	136,920,477
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$222,435	$57,842	$335,712	$318,164
Other comprehensive income:
Foreign currency translation adjustments	(18,438)	(19,105)	(37,388)	(41,480)
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	14,806	(2,534)	(2,113)	(4,374)
Reclassification to interest expense from interest rate swaps	1,313	574	3,569	2,077
Comprehensive income	220,116	36,777	299,780	274,387
Comprehensive income attributable to noncontrolling interests	(3,210)	(463)	(4,017)	(4,657)
Comprehensive income attributable to Digital Realty Trust, Inc.	$216,906	$36,314	$295,763	$269,730
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$1,290,135	146,384,247	$1,456	$4,655,220	$(1,350,089)	$(96,590)	$4,500,132	$29,612	$6,758	$36,370	$4,536,502
Conversion of units to common stock	—	339,146	4	4,045	—	—	4,049	(4,049)	—	(4,049)	—
Issuance of unvested restricted stock, net of forfeitures	—	119,122	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	12,000,000	120	1,085,971	—	—	1,086,091	—	—	—	1,086,091
Exercise of stock options	—	33,948	—	1,380	—	—	1,380	—	—	—	1,380
Shares issued under employee stock purchase plan	—	50,348	1	3,348	—	—	3,349	—	—	—	3,349
Preferred stock offering costs	(2)	—	—	—	—	—	(2)	—	—	—	(2)
Redemption of series E preferred stock	(277,172)	—	—	—	(10,328)	—	(287,500)	—	—	—	(287,500)
Amortization of share-based compensation	—	—	—	18,496	—	—	18,496	—	—	—	18,496
Reclassification of vested share-based awards	—	—	—	(9,122)	—	—	(9,122)	9,122	—	9,122	—
Dividends declared on preferred stock	—	—	—	—	(66,378)	—	(66,378)	—	—	—	(66,378)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(387,537)	—	(387,537)	(7,158)	—	(7,158)	(394,695)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(375)	(375)	(375)
Net income	—	—	—	—	331,112	—	331,112	4,144	456	4,600	335,712
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(36,789)	(36,789)	(599)	—	(599)	(37,388)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(2,071)	(2,071)	(42)	—	(42)	(2,113)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	3,511	3,511	58	—	58	3,569
Balance as of September 30, 2016	$1,012,961	158,926,811	$1,581	$5,759,338	$(1,483,220)	$(131,939)	$5,158,721	$31,088	$6,839	$37,927	$5,196,648
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$335,712	$318,164
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(170,097)	(94,282)
Equity in earnings of unconsolidated joint ventures	(12,362)	(12,170)
Change in fair value of accrued contingent consideration	—	(44,276)
Distributions from unconsolidated joint ventures	12,578	10,786
Write-off of net assets due to early lease terminations	(23)	(8)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	387,492	346,459
Amortization of share-based compensation	13,459	5,717
Allowance for doubtful accounts	4,208	739
Amortization of deferred financing costs	7,453	6,360
Loss on early extinguishment of debt	982	148
Amortization of debt discount/premium	1,947	1,472
Amortization of acquired in-place lease value and deferred leasing costs	135,252	51,112
Amortization of acquired above-market leases and acquired below-market leases, net	(6,303)	(6,856)
Changes in assets and liabilities:
Restricted cash	4,398	2,878
Accounts and other receivables	(46,497)	(1,382)
Deferred rent	(20,347)	(41,447)
Deferred leasing costs	(3,905)	(2,611)
Other assets	(146,763)	(14,869)
Accounts payable and other accrued liabilities	127,139	13,213
Security deposits and prepaid rents	7,128	60
Net cash provided by operating activities	631,451	539,207
Cash flows from investing activities:
Acquisitions of real estate	(873,285)	(48,424)
Proceeds from sale of properties, net	359,319	185,565
Investment in unconsolidated joint ventures	—	(7,547)
Receipt of value added tax refund	7,807	2,934
Refundable value added tax paid	(36,328)	(24,142)
Change in restricted cash	2,028	1,520
Improvements to investments in real estate	(549,364)	(535,141)
Improvement advances to tenants	(7,937)	(26,977)
Collection of advances from tenants for improvements	25,369	26,971
Net cash used in investing activities	(1,072,391)	(425,241)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Borrowings on revolving credit facility	$2,355,166	$1,430,671
Repayments on revolving credit facility	(3,161,016)	(1,240,340)
Borrowings on unsecured term loan	766,201	—
Repayments on unsecured term loan	(170,736)	—
Borrowings on unsecured senior notes	675,591	496,190
Principal payments on unsecured senior notes	—	(374,927)
Repayments on unsecured notes	(25,000)	(67,000)
Principal payments on mortgage loans	(191,302)	(73,724)
Earnout payments related to acquisition	(23,842)	(12,985)
Change in restricted cash	(99)	1,137
Payment of loan fees and costs	(19,274)	(5,116)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(375)	(372)
Gross proceeds from the issuance of common stock	1,089,154	—
Gross proceeds from the issuance of preferred stock	—	250,000
Common and preferred stock offering costs paid, net	(3,063)	(5,934)
Redemption of series E preferred stock	(287,500)	—
Proceeds from equity plans	4,729	798
Payment of dividends to preferred stockholders	(66,378)	(55,367)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(521,620)	(468,813)
Net cash provided by (used in) financing activities	420,636	(125,782)
Net decrease in cash and cash equivalents	(20,304)	(11,816)
Effect of exchange rate changes on cash	(304)	—
Cash and cash equivalents at beginning of period	57,053	34,814
Cash and cash equivalents at end of period	$36,445	$22,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$172,463	$146,105
Cash paid for income taxes	3,646	2,979
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(37,388)	$(41,480)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(2,113)	(4,374)
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	4,049	1,364
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	125,104	115,632
Accrual for potential earnout contingency	—	18,900
Note receivable related to sale of property	—	9,000
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$874,220	$48,424
Acquired below-market leases	(935)	—
Cash paid for acquisition of real estate	$873,285	$48,424
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$737,562	$689,573
Acquired ground leases	11,916	12,639
Buildings and improvements	10,222,116	9,676,427
Tenant improvements	540,271	536,734
Total investments in properties	11,511,865	10,915,373
Accumulated depreciation and amortization	(2,565,368)	(2,251,268)
Net investments in properties	8,946,497	8,664,105
Investment in unconsolidated joint ventures	105,819	106,107
Net investments in real estate	9,052,316	8,770,212
Cash and cash equivalents	36,445	57,053
Accounts and other receivables, net of allowance for doubtful accounts of $10,052 and $5,844 as of September 30, 2016 and December 31, 2015, respectively	208,097	177,398
Deferred rent	412,977	403,327
Acquired above-market leases, net	24,554	32,698
Goodwill	780,099	330,664
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,526,563	1,391,659
Restricted cash	11,685	18,009
Assets held for sale	55,915	180,139
Other assets	190,384	54,904
Total assets	$12,299,035	$11,416,063
LIABILITIES AND CAPITAL
Global revolving credit facility	$153,189	$960,271
Unsecured term loan	1,521,613	923,267
Unsecured senior notes, net of discount	4,238,435	3,712,569
Mortgage loans, including premiums	111,750	302,930
Accounts payable and other accrued liabilities	823,905	609,708
Accrued dividends and distributions	—	126,925
Acquired below-market leases, net	86,888	101,114
Security deposits and prepaid rents	163,787	138,347
Obligations associated with assets held for sale	2,820	5,795
Total liabilities	7,102,387	6,880,926
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $0 and $287,500 liquidation preference, respectively ($25.00 per unit), 0 and 11,500,000 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 14,600,000 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Units, 6.350%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	242,012	242,014
Common units:
158,926,811 and 146,384,247 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,277,699	3,305,222
Limited partners, 1,218,814 and 1,421,314 common units, 963,593 and 1,170,610 profits interest units and 338,584 and 379,237 class C units outstanding as of September 30, 2016 and December 31, 2015, respectively	36,045	33,986
Accumulated other comprehensive loss	(136,896)	(100,964)
Total partners’ capital	5,189,809	4,528,379
Noncontrolling interests in consolidated joint ventures	6,839	6,758
Total capital	5,196,648	4,535,137
Total liabilities and capital	$12,299,035	$11,416,063
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Rental	$395,212	$336,679	$1,143,449	$983,695
Tenant reimbursements	95,665	95,484	268,094	268,885
Interconnection and other	53,897	1,651	149,223	4,477
Fee income	1,517	1,595	4,567	4,758
Other	2	580	93	1,078
Total operating revenues	546,293	435,989	1,565,426	1,262,893
Operating Expenses:
Rental property operating and maintenance	177,192	140,538	490,909	394,640
Property taxes	20,620	19,953	75,400	64,116
Insurance	2,470	2,140	7,123	6,449
Change in fair value of contingent consideration	—	(1,594)	—	(44,276)
Depreciation and amortization	178,133	136,974	522,743	397,571
General and administrative	46,135	22,755	111,580	69,562
Transactions	6,015	11,042	11,530	14,301
Other	(22)	51	(23)	29
Total operating expenses	430,543	331,859	1,219,262	902,392
Operating income	115,750	104,130	346,164	360,501
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,152	4,169	12,362	12,170
Gain (loss) on sale of properties	169,000	(207)	170,097	94,282
Interest and other (expense) income	355	(358)	(3,594)	(2,879)
Interest expense	(63,084)	(49,291)	(180,254)	(140,871)
Tax expense	(3,720)	(1,754)	(8,081)	(6,044)
Loss from early extinguishment of debt	(18)	—	(982)	(148)
Net income	222,435	56,689	335,712	317,011
Net income attributable to noncontrolling interests in consolidated joint ventures	(223)	(117)	(456)	(342)
Net income attributable to Digital Realty Trust, L.P.	222,212	56,572	335,256	316,669
Preferred units distributions	(21,530)	(18,456)	(66,378)	(55,367)
Issuance costs associated with redeemed preferred units	(10,328)	—	(10,328)	—
Net income available to common unitholders	$190,354	$38,116	$258,550	$261,302
Net income per unit available to common unitholders:
Basic	$1.27	$0.28	$1.73	$1.89
Diluted	$1.25	$0.27	$1.72	$1.88
Weighted average common units outstanding:
Basic	149,777,524	138,467,947	149,352,237	138,481,046
Diluted	151,764,542	139,192,198	150,076,482	139,050,965
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$222,435	$56,689	$335,712	$317,011
Other comprehensive income:
Foreign currency translation adjustments	(18,438)	(19,105)	(37,388)	(41,480)
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	14,806	(2,534)	(2,113)	(4,374)
Reclassification to interest expense from interest rate swaps	1,313	574	3,569	2,077
Comprehensive income	$220,116	$35,624	$299,780	$273,234
Comprehensive income attributable to noncontrolling interests in consolidated joint ventures	(223)	(117)	(456)	(342)
Comprehensive income attributable to Digital Realty Trust, L.P.	$219,893	$35,507	$299,324	$272,892
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2015	53,400,000	$1,290,135	146,384,247	$3,305,222	2,833,326	$33,986	$(100,964)	$6,758	$4,535,137
Conversion of limited partner common units to general partner common units	—	—	339,146	4,049	(339,146)	(4,049)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	119,122	—	—	—	—	—	—
Common unit offering costs, net	—	—	12,000	1,086,091	—	—	—	—	1,086,091
Issuance of common units in connection with the exercise of stock options	—	—	33,948	1,380	—	—	—	—	1,380
Issuance of common units, net of forfeitures	—	—	—	—	26,811	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	50,348	3,349	—	—	—	—	3,349
Preferred unit offering costs	—	(2)	—	—	—	—	—	—	(2)
Redemption of series E preferred units	(11,500,000)	(277,172)	—	(10,328)	—	—	—	—	(287,500)
Amortization of share-based compensation	—	—	—	18,496	—	—	—	—	18,496
Reclassification of vested share-based awards	—	—	—	(9,122)	—	9,122	—	—	—
Distributions	—	(66,378)	—	(386,172)	—	(7,158)	—	—	(459,708)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(375)	(375)
Net income	—	66,378	—	264,734	—	4,144	—	456	335,712
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	(37,388)	—	(37,388)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(2,113)	—	(2,113)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	3,569	—	3,569
Balance as of September 30, 2016	41,900,000	$1,012,961	158,926,811	$4,277,699	2,520,991	$36,045	$(136,896)	$6,839	$5,196,648

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$335,712	$317,011
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(170,097)	(94,282)
Equity in earnings of unconsolidated joint ventures	(12,362)	(12,170)
Change in fair value of accrued contingent consideration	—	(44,276)
Distributions from unconsolidated joint ventures	12,578	10,786
Write-off of net assets due to early lease terminations	(23)	(8)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	387,492	346,459
Amortization of share-based compensation	13,459	5,717
Allowance for doubtful accounts	4,208	739
Amortization of deferred financing costs	7,453	6,360
Loss on early extinguishment of debt	982	148
Amortization of debt discount/premium	1,947	1,472
Amortization of acquired in-place lease value and deferred leasing costs	135,252	51,112
Amortization of acquired above-market leases and acquired below-market leases, net	(6,303)	(6,856)
Changes in assets and liabilities:
Restricted cash	4,398	2,878
Accounts and other receivables	(46,497)	(1,382)
Deferred rent	(20,347)	(41,447)
Deferred leasing costs	(3,905)	(2,611)
Other assets	(146,763)	(14,869)
Accounts payable and other accrued liabilities	127,139	14,366
Security deposits and prepaid rents	7,128	60
Net cash provided by operating activities	631,451	539,207
Cash flows from investing activities:
Acquisitions of real estate	(873,285)	(48,424)
Proceeds from sale of properties, net	359,319	185,565
Investment in unconsolidated joint ventures	—	(7,547)
Receipt of value added tax refund	7,807	2,934
Refundable value added tax paid	(36,328)	(24,142)
Change in restricted cash	2,028	1,520
Improvements to investments in real estate	(549,364)	(535,141)
Improvement advances to tenants	(7,937)	(26,977)
Collection of advances from tenants for improvements	25,369	26,971
Net cash used in investing activities	(1,072,391)	(425,241)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Borrowings on revolving credit facility	$2,355,166	$1,430,671
Repayments on revolving credit facility	(3,161,016)	(1,240,340)
Borrowings on unsecured term loan	766,201	—
Repayments on unsecured term loan	(170,736)	—
Borrowings on unsecured senior notes	675,591	496,190
Principal payments on unsecured senior notes	—	(374,927)
Repayments on unsecured notes	(25,000)	(67,000)
Principal payments on mortgage loans	(191,302)	(73,724)
Earnout payments related to acquisition	(23,842)	(12,985)
Change in restricted cash	(99)	1,137
Payment of loan fees and costs	(19,274)	(5,116)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(375)	(372)
General partner contributions, net	803,320	2,175
Due to Parent	—	242,689
Payment of distributions to preferred unitholders	(66,378)	(55,367)
Payment of distributions to common unitholders	(521,620)	(468,813)
Net cash provided by (used in) financing activities	420,636	(125,782)
Net decrease in cash and cash equivalents	(20,304)	(11,816)
Effect of exchange rate changes on cash	(304)	—
Cash and cash equivalents at beginning of period	57,053	34,814
Cash and cash equivalents at end of period	$36,445	$22,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$172,463	$146,105
Cash paid for income taxes	3,646	2,979
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(37,388)	$(41,480)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(2,113)	(4,374)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	125,104	115,632
Accrual for potential earnout contingency	—	18,900
Note receivable related to sale of property	—	9,000
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$874,220	$48,424
Acquired below-market leases	(935)	—
Cash paid for acquisition of real estate	$873,285	$48,424
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and 2015

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and operating data centers. The Company is focused on providing data center, colocation and interconnection solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of September 30, 2016, our portfolio consisted of 144 operating properties, including 14 properties held as investments in unconsolidated joint ventures, of which 106 are located throughout North America, 31 are located in Europe, three are located in Australia and four are located in Asia.

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
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2016, Digital Realty Trust, Inc. owns a 98.4% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
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
September 30, 2016 and 2015

its subsidiaries and affiliates. Digital Realty Trust, Inc. itself has not issued any indebtedness but guarantees the unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates, as disclosed in these notes.

The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generally generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s or its affiliates direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2016, cash equivalents consist of investments in money market instruments.
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
September 30, 2016 and 2015

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

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write-off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are evaluated for impairment consistent with our impairment policies for long-lived assets. Capitalized costs are allocated to the specific components of a project that are benefited.
We capitalized interest of approximately $3.8 million and $2.4 million during the three months ended September 30, 2016 and 2015, respectively. We capitalized interest of approximately $11.4 million and $9.9 million during the nine months ended September 30, 2016 and 2015, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $18.7 million and $17.2 million during the three months ended September 30, 2016 and 2015, respectively, and approximately $52.7 million and $43.0 million during the nine months ended September 30, 2016 and 2015, respectively. Capitalized leasing costs of approximately $31.4 million and $37.8 million are included in improvements to investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, respectively.
(e) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized.  Management performs an annual impairment test for goodwill and between annual tests, management will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.  We have not recognized any goodwill impairments since our inception. Goodwill amounted to approximately $780.1 million and $330.7 million as of September 30, 2016 and December 31, 2015, respectively.
(f) Share-Based Compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees, consultants and directors. The fair value of share-based compensation awards that contain a market condition, including market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units (discussed in Note 13 "Incentive Plan"), is measured using a Monte Carlo simulation method and not adjusted based on actual achievement of the performance goals.
We recognize compensation cost, net of forfeitures, for all of our existing awards, including long-term incentive units, market performance-based awards and restricted stock, over a four-year period.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2016 and December 31, 2015, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2016 and 2015, we had no such interest or penalties. The tax year 2013 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

(k) Transactions Expense
Transactions expense includes acquisition-related expenses, other business development expenses and other expenses to integrate newly acquired investments, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and significant transactions.

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
(n) Segment and Geographic Information
All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products and services are consistent across all properties and although services are provided to a wide range of customers, the types of real estate services provided to them are standardized throughout the portfolio. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. In addition, the chief operating decision maker evaluates operating performance and makes resource allocation decisions for the portfolio as a whole, rather than by property type or revenue stream. Consequently, our properties qualify for aggregation into one reporting segment.
Operating revenues from properties in the United States were $423.8 million and $334.5 million and outside the United States were $122.5 million and $101.4 million for the three months ended September 30, 2016 and 2015, respectively. Operating revenues from properties in the United States were $1.2 billion and $1.0 billion and outside the United States were $321.8 million and $291.3 million for the nine months ended September 30, 2016 and 2015, respectively. We had investments in real estate located in the United States of $6.2 billion and $6.0 billion and outside the United States of $2.8 billion and $2.6 billion as of September 30, 2016 and December 31, 2015, respectively.
Operating revenues from properties located in the United Kingdom were $66.1 million and $55.2 million, or 12.1% and 12.7% of total operating revenues, for the three months ended September 30, 2016 and 2015, respectively. Operating revenues from properties located in the United Kingdom were $169.4 million and $160.1 million, or 10.8% and 12.7% of total operating revenues, for the nine months ended September 30, 2016 and 2015, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.6 billion and $1.6 billion, or 17.6% and 18.8% of total long-lived assets, as of September 30, 2016 and December 31, 2015, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2016 and December 31, 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

(o) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current period presentation. During the three and nine months ended September 30, 2015, $1.7 million and $4.5 million was reclassified from rental revenues to interconnection and other revenue, respectively. See Note 2(p) for discussion of reclassification of deferred financing costs.

(p) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities can elect upon adoption. Collectively these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. While lease contracts with customers, which constitute the vast majority of our revenues, are a specific scope exception, certain of our revenue streams may be impacted by the new guidance. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The Company is currently assessing the potential impact that adoption of the new revenue standard will have on our financial position and results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 amended the then-current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the quarter ended March 31, 2016. The adoption of this standard required restatement of our consolidated balance sheet as of December 31, 2015. As a result, Deferred financing costs, net decreased by $35.2 million and Global unsecured revolving credit facility, Unsecured term loan, Unsecured senior notes and Mortgage loans decreased by $7.6 million, $1.3 million, $26.0 million and $0.3 million, respectively, versus amounts previously reported.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

3. Investments in Real Estate
We acquired the following real estate properties during the nine months ended September 30, 2016:

Location	Market	Date Acquired	Amount (in millions)
Sovereign House	London	July 5, 2016	(1)
West Drayton	London	July 5, 2016	(1)
Olivers Yard	London	July 5, 2016	(1)
Bonnington House	London	July 5, 2016	(1)
Meridian Gate	London	July 5, 2016	(1)
Amsterdam Business Park	Amsterdam	July 5, 2016	(1)
Amsterdam Science Park	Amsterdam	July 5, 2016	(1)
Lyonerstrasse	Frankfurt	July 5, 2016	(1)
Land parcels (2)	Various	Various	$47.6
Total			$866.5

(1)
On July 5, 2016, the company completed the acquisition of a portfolio of eight high-quality, carrier-neutral data centers in Europe from Equinix, which we refer to as the Europe Portfolio Acquisition. The purchase price was $818.9 million in the aggregate (based on the exchange rate at the date of acquisition).

(2)
Represents currently vacant land which is not included in our operating property count. We completed four acquisitions of land parcels in the three months ended September 30, 2016 in Northern Virginia, Dallas and Chicago. Purchase price in U.S. dollars and excludes capitalized closing costs on land acquisitions.

The table below summarizes the preliminary purchase price allocation for the properties acquired during the nine months ended September 30, 2016 (in thousands):

Location	Investments in Real Estate	Intangibles	Above / Below-Market Lease (Lessee)	Goodwill	Accounts Payable and Accrued Expenses	Deferred Taxes
Europe Portfolio	$308,692	$226,077	$8,089	$448,123	$(118,647)	$(53,449)

Due to the timing of the closing of the acquisition of the Europe Portfolio, the final purchase price allocation is expected to be completed in late 2016. As such, the estimates used as of September 30, 2016 are subject to change, including the amounts allocated to the acquired intangible assets, including goodwill, and deferred taxes.

Dispositions
We sold the following real estate property during the nine months ended September 30, 2016:

Location	Market	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
47700 Kato Road and 1055 Page Avenue	Silicon Valley	January 21, 2016	$37.5	$1.0
Data center portfolio (1)	Various	July 11, 2016	114.5	24.5
114 Rue Ambroise Croizat (2)	Paris	August 1, 2016	212.0	144.3
			$364.0	$169.8

(1)
On July 11, 2016, the Company closed on the sale of a four-property data center portfolio, including two in St. Louis and two in Northern Virginia totaling over 454,000 square feet for approximately $114.5 million. The Company recognized a gain on the sale of approximately $24.5 million in the third quarter of 2016. The four properties were classified as held for sale as of June 30, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

(2)
The Company granted Equinix an option to acquire the Company's facility in 114 rue Ambroise Croizat in Paris. Equinix elected to exercise its option to acquire the Paris property, and on July 2, 2016, the Company entered into an agreement to sell the property to Equinix for approximately €190 million (or approximately $212 million based on the exchange rate as of August 1, 2016). The Paris property sale closed on August 1, 2016. The Company recognized a gain on the sale of approximately $144.3 million in the third quarter of 2016. This property was classified as held for sale as of June 30, 2016.

We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized approximately $126.5 million of impairment losses on five properties located in the Central, East and West regions. The fair values of the five properties were primarily based on discounted cash flow analyses, and in certain cases, we supplemented the analyses by obtaining broker opinions of value. As of September 30, 2016, two of these five properties met the criteria to be classified as held for sale and the other three have since been sold.
As of September 30, 2016, the Company has taken the necessary actions to conclude that an additional property (in addition to the two properties referenced above) to be disposed of as part of our capital recycling strategy met the criteria to be classified as held for sale. As of September 30, 2016, these three properties had an aggregate carrying value of $55.9 million within total assets and $2.8 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet. The three properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

4. Investment in Unconsolidated Joint Ventures
As of September 30, 2016, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and effective 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®), and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for our material joint ventures as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016 and 2015 (unaudited, in thousands):

	As of September 30, 2016					Nine Months Ended September 30, 2016
2016	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$739,066	$921,545	$458,836	$556,355	$365,190	$100,649	$(30,226)	$70,423	$29,276
Our investment in and share of equity in earnings of unconsolidated joint ventures					$105,819				$12,362

	As of December 31, 2015					Nine Months Ended September 30, 2015
2015	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$758,582	$935,990	$460,023	$558,310	$377,679	$96,407	$(26,431)	$69,976	$28,303
Our investment in and share of equity in earnings of unconsolidated joint ventures					$106,107				$12,170

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the nine months ended September 30, 2016 and 2015, respectively.

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
September 30, 2016 and 2015

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value, tenant relationship value and trade name along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2016 and December 31, 2015.

	Balance as of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$904,027	$901,381
Accumulated amortization	(506,390)	(472,933)
Net	$397,637	$428,448
Tenant relationship value:
Gross amount	$943,341	$734,800
Accumulated amortization	(64,296)	(14,495)
Net	$879,045	$720,305
Trade name:
Gross amount	$7,300	$7,300
Accumulated amortization	(7,300)	(417)
Net	$—	$6,883
Acquired above-market leases:
Gross amount	$111,965	$122,311
Accumulated amortization	(87,411)	(89,613)
Net	$24,554	$32,698
Acquired below-market leases:
Gross amount	$286,649	$294,791
Accumulated amortization	(199,761)	(193,677)
Net	$86,888	$101,114
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1.4 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, and $5.7 million and $6.9 million for the nine months ended September 30, 2016 and 2015, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.6 years and 4.3 years, respectively, as of September 30, 2016. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing October 1, 2016 is as follows:

(Amounts in thousands)
Remainder of 2016	$2,164
2017	7,060
2018	5,499
2019	5,659
2020	7,473
Thereafter	34,479
Total	$62,334

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $13.0 million and $10.1 million for the three months ended September 30, 2016 and 2015, respectively, and $40.0 million and $32.2 million for the nine months ended September 30, 2016 and 2015, respectively. The expected average amortization period for acquired

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

in-place lease value is 7.7 years as of September 30, 2016. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 7.1 years as of September 30, 2016. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing October 1, 2016 is as follows:

(Amounts in thousands)
Remainder of 2016	$15,000
2017	57,199
2018	50,611
2019	43,225
2020	39,199
Thereafter	192,403
Total	$397,637

Amortization of tenant relationship value and trade names (a component of depreciation and amortization expense) was approximately $18.1 million and $0.0 million, respectively, for the three months ended September 30, 2016 and approximately $49.8 million and $6.9 million, respectively, for the nine months ended September 30, 2016.  During the quarter ended June 30, 2016, management of the Company decided to retire the Telx trade name.  Accordingly, the Company wrote off the net remaining balance of approximately $6.1 million. As of September 30, 2016, the weighted average remaining contractual life for customer contracts was 12.5 years. Estimated annual amortization of customer contracts for each of the five succeeding years and thereafter, commencing October 1, 2016 is as follows:

(Amounts in thousands)
Remainder of 2016	$19,122
2017	74,412
2018	74,412
2019	74,412
2020	74,412
Thereafter	562,275
Total	$879,045

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2016		Maturity Date	Principal Outstanding September 30, 2016		Principal Outstanding December 31, 2015
Global revolving credit facility	Various	(1)	Jan 15, 2020	$164,786	(2)	$967,884	(2)
Deferred financing costs, net				(11,597)		(7,613)
Global revolving credit facility, net				153,189		960,271
Unsecured Term Loan
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,228,099	(5)	924,568	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	—
Deferred financing costs, net				(6,486)		(1,301)
Unsecured term loan, net				1,521,613		923,267
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016	—		25,000
Series E	5.730%		Jan 20, 2017	50,000		50,000
Total Prudential Shelf Facility				50,000		75,000
Senior Notes:
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
4.750% notes due 2023	4.750%		Oct 13, 2023	389,160	(6)	442,080	(6)
2.625% notes due 2024	2.625%		Apr 15, 2024	674,100	(7)	—
4.250% notes due 2025	4.250%		Jan 17, 2025	518,880	(6)	589,440	(6)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
Unamortized discounts				(16,658)		(17,914)
Total senior notes, net of discount				4,215,482		3,663,606
Deferred financing costs, net				(27,047)		(26,037)
Total unsecured senior notes, net of discount and deferred financing costs				4,238,435		3,712,569

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

Indebtedness	Interest Rate at September 30, 2016	Maturity Date		Principal Outstanding September 30, 2016	Principal Outstanding December 31, 2015
Mortgage loans:
2045 & 2055 Lafayette Street (8)	5.93%	Feb 6, 2017	(9)	$60,561	$61,437
34551 Ardenwood Boulevard 1-4	5.95%	Nov 11, 2016		—	50,477
1100 Space Park Drive	5.89%	Dec 11, 2016		—	50,423
600 West Seventh Street	5.80%	Mar 15, 2016		—	46,000
150 South First Street (8)	6.30%	Feb 6, 2017	(9)	47,835	48,484
2334 Lundy Place	5.96%	Nov 11, 2016		—	36,714
8025 North Interstate 35	4.09%	Mar 6, 2016		—	5,789
731 East Trade Street	8.22%	Jul 1, 2020		3,046	3,420
Unamortized net premiums				357	439
Total mortgage loans, including premiums				111,799	303,183
Deferred financing costs, net				(49)	(253)
Total mortgage loans, including premiums and net of deferred financing costs				111,750	302,930
Total indebtedness				$6,024,987	$5,899,037
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

(2)	Balances as of September 30, 2016 and December 31, 2015 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2016		Weighted-average interest rate	Balance as of December 31, 2015		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$50,000		1.53%	$274,000		1.46%
British pound sterling (£)	26,593	(b)	1.26%	95,784	(c)	1.61%
Euro (€)	—	(b)	—%	280,565	(c)	0.90%
Australian dollar (AUD)	—		—%	96,831	(c)	3.16%
Hong Kong dollar (HKD)	1,547	(b)	1.25%	86,082	(c)	1.33%
Japanese yen (JPY)	47,268	(b)	0.93%	14,304	(c)	1.15%
Singapore dollar (SGD)	22,008	(b)	1.27%	49,132	(c)	1.92%
Canadian dollar (CAD)	9,370	(b)	1.88%	71,186	(c)	1.95%
Total	$156,786		1.28%	$967,884		1.53%
Base Rate Borrowing (b)
U.S. dollar ($)	$8,000		3.50%	$—		—%
Total borrowings	$164,786		1.39%	$967,884		1.53%

(a)
The interest rates for floating rate borrowings under the 2016 global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	Based on exchange rates of $1.30 to £1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.76 to 1.00 CAD, respectively, as of September 30, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

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

(5)	Balances as of September 30, 2016 and December 31, 2015 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2016		Weighted-average interest rate		Balance as of December 31, 2015		Weighted-average interest rate
U.S. dollar ($)	$710,911		1.82%	(b)	$410,905		1.51%	(d)
British pound sterling (£)	219,843	(a)	1.37%	(b)	178,195	(c)	1.78%
Singapore dollar (SGD)	236,733	(a)	1.64%	(b)	161,070	(c)	2.16%	(d)
Australian dollar (AUD)	181,100	(a)	2.72%		75,337	(c)	3.27%
Hong Kong dollar (HKD)	86,022	(a)	1.38%		—		—%
Canadian dollar (CAD)	75,037	(a)	1.98%	(b)	—		—%
Euro (€)	—	(a)	—%		99,061	(c)	1.00%
Japanese yen (JPY)	18,453	(a)	1.00%		—		—%
Total	$1,528,099		1.81%	(b)	$924,568		1.76%	(d)

(a)	Based on exchange rates of $1.30 to £1.00, $0.73 to 1.00 SGD, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD, $0.76 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of September 30, 2016.

(b)
As of September 30, 2016, the weighted-average interest rate reflecting interest rate swaps was 2.39% (U.S. dollar), 1.89% (British pound sterling), 1.74% (Singapore dollar), 1.88% (Canadian dollar) and 2.16% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.70 to 1.00 SGD, $1.47 to £1.00, $1.09 to €1.00 and $0.73 to 1.00 AUD, respectively, as of December 31, 2015.

(d)
As of December 31, 2015, the weighted-average interest rate reflecting interest rate swaps was 1.90% (U.S. dollar), 2.19% (Singapore dollar) and 1.94% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(6)	Based on exchange rate of $1.30 to £1.00 as of September 30, 2016 and $1.47 to £1.00 as of December 31, 2015.

(7)	Based on exchange rate of $1.12 to €1.00 as of September 30, 2016.

(8)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(9)	On November 7, 2016, the Company paid these mortgage loans in full.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of September 30, 2016, interest rates are based on 1-month GBP LIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, plus a margin of 1.00%. The facility also bore a base borrowing rate of 3.50% (USD) which is based on U.S. Prime Rate.  We have used and intend to use available borrowings under the 2016 global revolving credit facility to acquire additional properties, fund

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2016, we have capitalized approximately $15.0 million of financing costs related to the 2016 global revolving credit facility. As of September 30, 2016, approximately $164.8 million was drawn under the 2016 global revolving credit facility and $20.3 million of letters of credit were issued.
The 2016 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2016 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of September 30, 2016, we were in compliance with all of such covenants.
Unsecured Term Loans

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at September 30, 2016, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our 2016 global revolving credit facility and, as of September 30, 2016, we were in compliance with all of such covenants. As of September 30, 2016, we have capitalized approximately $7.4 million of financing costs related to the 2016 unsecured term loans.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

The table below summarizes our debt maturities and principal payments as of September 30, 2016 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan	Prudential Shelf Facility	Senior Notes	Mortgage Loans	Total Debt
Remainder of 2016	$—	$—	$—	$—	$666	$666
2017	—	—	50,000	—	108,405	158,405
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
2020	164,786	—	—	1,000,000	1,134	1,165,920
Thereafter	—	1,528,099	—	3,232,140	—	4,760,239
Subtotal	$164,786	$1,528,099	$50,000	$4,232,140	$111,442	$6,086,467
Unamortized discount	—	—	—	(16,658)	—	(16,658)
Unamortized premium	—	—	—	—	357	357
Total	$164,786	$1,528,099	$50,000	$4,215,482	$111,799	$6,070,166

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$187,330	$38,522	$254,406	$257,305
Weighted average shares outstanding—basic	147,397,853	135,832,503	146,930,939	135,782,831
Potentially dilutive common shares:
Stock options	10,424	19,983	9,721	20,629
Unvested incentive units	82,184	86,190	75,049	65,752
Forward equity offering	1,264,749	—	2,611	—
Series I Cumulative Redeemable Preferred Stock	—	1,703,182	—	567,727
Market performance-based awards	629,661	618,078	636,864	483,538
Weighted average shares outstanding—diluted	149,384,871	138,259,936	147,655,184	136,920,477
Income per share:
Basic	$1.27	$0.28	$1.73	$1.89
Diluted	$1.25	$0.28	$1.72	$1.88

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,379,671	2,635,444	2,421,298	2,698,215
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	2,488,354	4,567,661	2,880,254	4,440,429
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	1,925,208	2,896,800	1,942,351	2,816,110
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,632,407	3,960,900	2,655,847	3,850,569
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,857,518	5,804,286	3,891,866	5,642,608
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,635,488	—	2,658,955	—
Shares subject to forward equity offering	—	10,500,000	—	10,500,000
Total	15,918,646	30,365,091	16,450,571	29,947,931

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available to common unitholders	$190,354	$38,116	$258,550	$261,302
Weighted average units outstanding—basic	149,777,524	138,467,947	149,352,237	138,481,046
Potentially dilutive common units:
Stock options	10,424	19,983	9,721	20,629
Unvested incentive units	82,184	86,190	75,049	65,752
Forward equity offering	1,264,749	—	2,611	—
Market performance-based awards	629,661	618,078	636,864	483,538
Weighted average units outstanding—diluted	151,764,542	139,192,198	150,076,482	139,050,965
Income per unit:
Basic	$1.27	$0.28	$1.73	$1.89
Diluted	$1.25	$0.27	$1.72	$1.88

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Potentially dilutive Series E Cumulative Redeemable Preferred Units	2,488,354	4,567,661	2,880,254	4,440,429
Potentially dilutive Series F Cumulative Redeemable Preferred Units	1,925,208	2,896,800	1,942,351	2,816,110
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,632,407	3,960,900	2,655,847	3,850,569
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,857,518	5,804,286	3,891,866	5,642,608
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,635,488	—	2,658,955	—
Units subject to forward equity offering	—	10,500,000	—	10,500,000
Total	13,538,975	27,729,647	14,029,273	27,249,716

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2016. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and nine months ended September 30, 2016 and 2015.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had deferred tax liabilities net of deferred tax assets of approximately $168.8 million primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012 and the Europe Portfolio in July 2016. The valuation allowance at September 30, 2016 and December 31, 2015 relate primarily to certain foreign jurisdiction and net operating loss carryforwards from the acquisition of Telx, or the Telx Acquisition, that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of September 30, 2016 and December 31, 2015.
11. Equity and Accumulated Other Comprehensive Income, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through September 30, 2016, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Forward Equity Sale

On May 20, 2016, Digital Realty Trust, Inc. completed an underwritten public offering of 12,500,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

institutions acting as forward purchasers. On June 2, 2016, the underwriters exercised their option in full to purchase an additional 1,875,000 shares of Digital Realty Trust, Inc.’s common stock from the forward purchasers. The forward purchasers borrowed and sold an aggregate of 14,375,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. On September 27, 2016, we physically settled a portion of the forward sale agreements by issuing an aggregate of 12,000,000 shares of our common stock to the forward purchasers in exchange for net proceeds of approximately $1.1 billion. Following such settlement, 2,375,000 shares of our common stock remain subject to the forward sale agreements, which are anticipated to be settled no later than May 19, 2017.

(c) Redemption of Series E Preferred Stock

On September 15, 2016, Digital Realty Trust, Inc. redeemed all 11,500,000 outstanding shares of its 7.00% series E cumulative redeemable preferred stock, or the series E preferred stock, at a redemption price of $25.35972 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. Digital Realty Trust, Inc. funded the redemption with borrowings under the 2016 global revolving credit facility, which the Operating Partnership distributed to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 11,500,000 of its outstanding series E preferred units held by Digital Realty Trust, Inc. The excess of the redemption price over the carrying value of the series E preferred stock of approximately $10.3 million relates to the original issuance costs and has been reflected as reduction to net income available to common stockholders in the accompanying condensed consolidated income statements for the three and nine months ended September 30, 2016.

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	158,926,811	98.4%	146,384,247	98.1%
Noncontrolling interests consist of:
Common units held by third parties	1,218,814	0.8	1,421,314	1.0
Incentive units held by employees and directors (see Note 13)	1,302,177	0.8	1,412,012	0.9
	161,447,802	100.0%	149,217,573	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $231.2 million and $192.7 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2016 and December 31, 2015, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2016:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

	Common Units	Incentive Units	Total
As of December 31, 2015	1,421,314	1,412,012	2,833,326
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(202,500)	—	(202,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(136,646)	(136,646)
Cancellation of incentive units held by employees and directors	—	(1,416)	(1,416)
Grant of incentive units to employees and directors	—	28,227	28,227
As of September 30, 2016	1,218,814	1,302,177	2,520,991

(1)
Redemption of common units and conversion of incentive units were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2016 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series E Preferred Stock		Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730	$3,969	$129,064
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730	3,969	129,188
August 10, 2016	September 30, 2016	—	(1)	3,023	3,672	6,730	3,969	129,285
		$10,062		$9,069	$11,016	$20,190	$11,907	$387,537

Annual rate of dividend per share		$1.750		$1.656	$1.469	$1.844	$1.588	$3.520

(1)
Redeemed on September 15, 2016 for $25.35972 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were deducted in the computation of net income available to common stockholders.

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
(f) Accumulated Other Comprehensive Income, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2015	$(90,342)	$(6,248)	$(96,590)
Net current period change	(36,789)	(2,071)	(38,860)
Reclassification to interest expense from interest rate swaps	—	3,511	3,511
Balance as of September 30, 2016	$(127,131)	$(4,808)	$(131,939)

12. Capital and Accumulated Other Comprehensive Income

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $231.2 million and $192.7 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2016 and December 31, 2015, respectively.

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2016 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series E Preferred Units		Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730	$3,969	$131,587
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730	3,969	131,607
August 10, 2016	September 30, 2016	—	(1)	3,023	3,672	6,730	3,969	131,657
		$10,062		$9,069	$11,016	$20,190	$11,907	$394,851

Annual rate of distribution per unit		$1.750		$1.656	$1.469	$1.844	$1.588	$3.520

(1)
Redeemed on September 15, 2016 for $25.35972 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid dividends up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were deducted in the computation of net income available to common unitholders.

(d) Accumulated Other Comprehensive Income
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2015	$(93,883)	$(7,081)	$(100,964)
Net current period change	(37,388)	(2,113)	(39,501)
Reclassification to interest expense from interest rate swaps	—	3,569	3,569
Balance as of September 30, 2016	$(131,271)	$(5,625)	$(136,896)

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
On April 28, 2014, Digital Realty Trust, Inc. held its 2014 Annual Meeting of Stockholders, or the 2014 Annual Meeting, at which its stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan), which had been previously adopted by its Board of Directors and recommended to the stockholders for approval by its Board of Directors. The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference.
As of September 30, 2016, 3,967,959 shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
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

Below is a summary of our long-term incentive unit activity for the nine months ended September 30, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	276,669	$62.92
Granted	28,227	86.82
Vested	(158,844)	63.73
Cancelled or expired	(4,517)	58.11
Unvested, end of period	141,535	$66.80
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
The expense recorded for the three months ended September 30, 2016 and 2015 related to long-term incentive units was approximately $1.1 million and $1.5 million, respectively, and approximately $3.8 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.5 million and $0 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.5 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $6.7 million and $9.9 million as of September 30, 2016 and December 31, 2015, respectively. We expect to recognize this unearned compensation over the next 2.1 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the nine months ended September 30, 2016 and 2015, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan, respectively, to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on Digital Realty Trust, Inc.’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2015 or January 2016, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

Level	RMS Relative Market Performance (2015 and 2016 Awards)	Market Performance Vesting Percentage
Below Threshold Level	≤ -300 basis points	0%
Threshold Level	-300 basis points	25%
Target Level	100 basis points	50%
High Level	> 500 basis points	100%
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
September 30, 2016 and 2015

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
The fair values of the 2015 awards and 2016 awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. Digital Realty Trust, Inc.’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the 2015 valuation include expected stock price volatility of 24 percent and a risk-free interest rate of 1.00 percent. Assumptions used in the 2016 valuations include expected stock price volatility of 22 percent and 26 percent and risk-free interest rates of 1.32 percent and 0.89 percent, respectively. These valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of September 30, 2016, 1,683,182 Class D units and 459,569 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $55.4 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of September 30, 2016 and December 31, 2015 was $28.8 million and $17.8 million, respectively, net of cancellations. As of September 30, 2016, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $1.9 million and $2.1 million in the three months ended September 30, 2016 and 2015, respectively, and approximately $5.9 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.5 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.4 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.
(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the nine-month period ended September 30, 2016:

	Period Ended September 30, 2016
	Shares	Weighted average exercise price
Options outstanding, beginning of period	51,622	$41.04
Exercised	(33,948)	40.68
Options outstanding, end of period	17,674	$41.73
Exercisable, end of period	17,674	$41.73

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2016:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$41.73	17,674	0.59	$41.73	$978,963

(d) Restricted Stock
Below is a summary of our restricted stock activity for the nine months ended September 30, 2016.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	271,339	$61.37
Granted	150,480	82.88
Vested	(114,834)	61.46
Cancelled or expired	(31,997)	66.65
Unvested, end of period	274,988	$72.61
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.
The expense recorded for the three months ended September 30, 2016 and 2015 related to grants of restricted stock was approximately $1.1 million and $0.7 million, respectively, and approximately $3.1 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $2.2 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $15.6 million and $10.4 million as of September 30, 2016 and December 31, 2015, respectively. We expect to recognize this unearned compensation over the next 3.0 years on a weighted-average basis.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2016 or December 31, 2015.
As of September 30, 2016 and December 31, 2015, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2016		As of December 31, 2015		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2016	As of December 31, 2015
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$(356)	$(416)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	(16)	69
—		75,000	(1)	Swap	0.500	Aug 6, 2012	Apr 6, 2016	—	(10)
75,000	(1)	—		Swap	1.016	Apr 6, 2016	Jan 6, 2021	(240)	—
75,000	(1)	—		Swap	1.164	Jan 15, 2016	Jan 15, 2021	(707)	—
300,000	(2)	—		Swap	1.435	Jan 15, 2016	Jan 15, 2023	(6,492)	—
139,017	(3)	133,579	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	(110)	1,500
219,843	(4)	—		Swap	0.792	Jan 15, 2016	Jan 15, 2019	(3,045)	—
75,037	(5)	—		Swap	0.779	Jan 15, 2016	Jan 15, 2021	373	—
$1,144,802		$469,484						$(10,593)	$1,143

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.73 to 1.00 SGD as of September 30, 2016 and $0.70 to 1.00 SGD as of December 31, 2015.

(4)	Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $1.30 to £1.00 as of September 30, 2016.

(5)	Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.76 to 1.00 CAD as of September 30, 2016.
As of September 30, 2016, we estimate that an additional $5.8 million will be reclassified as an increase to interest expense during the twelve months ended September 30, 2017, when the hedged forecasted transactions impact earnings.
Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have elected to not designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to foreign exchange rates. Changes in the fair value of derivatives not designated as hedges are recorded directly in interest and other income in our condensed consolidated income statements. The Company recorded a loss of $3.1 million on the non-designated hedges for the nine months ended September 30, 2016. The Company had no non-designated hedges in place during the nine months ended September 30, 2015.  As of September 30, 2016, we had no non-designated hedges in place.

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of USD. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. On July 1, 2016, the forward contracts still in place met the criteria for net investment hedge accounting.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

As of September 30, 2016, the Company had the following outstanding derivatives that were designated as hedges under qualifying hedging relationships (notional and fair value amounts in thousands):

Foreign Currency Derivative	Number of Instruments	Notional Amount Sold	Notional Amount Purchased	Maturity Date	Fair Value
Currency forward contracts	4	GBP 357,299	USD 518,469	12/15/2017	$50,090

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
The Company’s disclosures of estimated fair value of financial instruments at September 30, 2016 and December 31, 2015 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in Note 14 "Derivative Instruments", the interest rate swaps and foreign currency forward contracts are recorded at fair value.
We calculate the fair value of our mortgage loans, unsecured term loan and unsecured senior notes based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The carrying value of our global revolving credit facility approximates fair value, due to the variability of interest rates.
As of September 30, 2016 and December 31, 2015, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of September 30, 2016		As of December 31, 2015
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$164,786	$164,786	$967,884	$967,884
Unsecured term loan (2)(6)	Level 2	1,528,099	1,528,099	924,568	924,568
Unsecured senior notes (3)(4)(7)	Level 2	4,662,031	4,265,482	3,868,979	3,738,606
Mortgage loans (3)(8)	Level 2	113,769	111,799	313,717	303,183
		$6,468,685	$6,070,166	$6,075,148	$5,934,241

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 2023 Notes, 2024 Notes, 4.750% 2025 Notes and 4.250% 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 2023 Notes, 2024 Notes and 4.250% 2025 Notes are net of discount of $16,658 and $17,914 in the aggregate as of September 30, 2016 and December 31, 2015, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $11.6 million and $7.6 million as of September 30, 2016 and December 31, 2015, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $6.5 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $27.0 million and $26.0 million as of September 30, 2016 and December 31, 2015, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2016 and 2015

16. Commitments and Contingencies
(a) Contingent liabilities
As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $36.7 million based on the exchange rate as of September 30, 2016). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015 and 2016, the remaining performance targets were achieved and the Company accrued an additional $23.8 million. The remaining earnout payments were made in 2016 per the terms of the earnout agreement. The amounts accrued were discounted based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the nine months ended September 30, 2015, we reduced the fair value by approximately £30.3 million (or approximately $45.9 million). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. The change in fair value of contingent consideration for the Sentrum Portfolio was recorded as a reduction to operating expense of approximately $43.0 million for the nine months ended September 30, 2015.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2016, we had open commitments related to construction contracts of approximately $279.3 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2016, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facility, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of current global economic, credit and market conditions; current local economic conditions in our metropolitan areas; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical and information security infrastructure or services or availability of power; our failure to successfully integrate and operate acquired or developed properties or businesses, including Telx and the Europe Portfolio; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and development space; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; the impact of the United Kingdom’s referendum on withdrawal from the European Union on global financial markets and our business; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.
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
As of September 30, 2016, we owned an aggregate of 144 properties, including 14 properties held as investments in unconsolidated joint ventures, with approximately 25.3 million rentable square feet including approximately 1.3 million square feet of space under active development and approximately 1.1 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 15 parcels of developable land we own comprised approximately 447 acres. At September 30, 2016, approximately 1.3 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in five U.S. domestic metropolitan areas, two European metropolitan areas, one Asian metropolitan areas and one Canadian metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.7 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on September 30, 2016 of $97.12, our ratio of debt to total enterprise value was approximately 27%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our Amended and Restated 2004 Incentive Award Plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of September 30, 2016, we owned 144 properties through our operating partnership, including eight Telx properties (of which two properties are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout North America, with 31 properties located in Europe, four properties in Asia and three properties in Australia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of September 30, 2016 (3)	Square Feet of Space Held for Future Development as of September 30, 2016 (4)
2002	4		1,087,938	—	51,843
2003	4		821,777	—	—
2004	10	(5)	2,375,409	—	108,445
2005	18	(5)	2,777,191	—	119,779
2006	16		2,509,325	—	26,622
2007	11	(6)	1,378,590	—	—
2008	4		464,575	17,000	41,539
2009	8	(7)(9)(10)	1,819,044	395,567	30,360
2010	15		2,549,879	—	81,086
2011	11	(8)	1,845,128	345,000	68,988
2012	15		2,824,092	195,604	146,582
2013	10		1,141,002	329,356	108,926
2014	—		—	—	—
2015	9	(11)	929,160	—	276,053
2016	9	(12)	316,869	54,063	41,082
Operating properties owned as of September 30, 2016	144		22,839,979	1,336,590	1,101,305

(1)
Excludes  properties sold: 114 Rue Ambroise Croizat (August 2016), 210 N. Tucker Boulevard (July 2016), 900 Walnut Street (July 2016), 251 Exchange Place (July 2016), 1807 Michael Faraday Court (July 2016), 47700 Kato Road and 1055 Page Avenue (January 2016), 650 Randolph Road (December 2015), 833 Chestnut Street (April 2015), 3300 East Birch Street (March 2015), 100 Quannapowitt (February 2015), 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway data center located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Excludes 13 developable land parcels. Includes 12 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York), 43915 Devin Shafron Drive (Northern Virginia) and 33 Chun Choi Street (Hong Kong); and two properties held in our non-managed unconsolidated joint ventures consisting of 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).

(2)
Current net rentable square feet as of September 30, 2016, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of September 30, 2016, there were three properties held for sale; two were acquired in 2004 and one in 2005.

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

(11)
Includes eight properties that were added as part of the Telx Acquisition, two of which are owned: 56 Marietta Street (Atlanta) and 100 Delawanna Avenue (New York); and six that are leased from third parties: 60 Hudson Street (New York), 32 Avenue of the Americas (New York), 2 Peekay Drive (New York), 2820 Northwestern Parkway (Silicon Valley), 8425 N. Stemmons Freeway (Dallas) and 3433 S. 120th Place (Seattle). Telx also leases space at 111 8th Avenue (New York), which is partially subleased by Telx from our company and partially subleased from third parties.

(12)	Includes eight properties that were added as part of the Europe Portfolio Acquisition, one of which is owned, with the remaining seven being leased from third parties.

As of September 30, 2016, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 89.9% leased excluding approximately 1.3 million square feet of space under active development and approximately 1.1 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2016, our average lease term at signing was approximately 11 years, with an average of approximately five years remaining. Our scheduled lease expirations through December 31, 2017 are 8.1% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of September 30, 2016.

On January 21, 2016, the operating partnership sold the 47700 Kato Road and 1055 Page Avenue property, two adjacent non-data center properties totaling 199,000 square feet in Fremont, California for $37.5 million. The sale generated net proceeds of $35.8 million and we recognized a gain on the sale of approximately $1.0 million. The properties were identified as held for sale as of December 31, 2015. 47700 Kato Road and 1055 Page Avenue were not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.

The company granted Equinix an option to acquire the company's facility in 114 rue Ambroise Croizat in Paris. Equinix elected to exercise its option to acquire the Paris property, and on July 2, 2016, the company entered into an agreement to sell the property to Equinix for approximately €190 million (or approximately $212 million based on the exchange rate as of August 1, 2016). The Paris property sale closed on August 1, 2016. The company recognized a gain on the sale of approximately $144.3 million in the third quarter of 2016. This property was classified as held for sale as of June 30, 2016.

On July 11, 2016, the Company closed on the sale of a 4-property data center portfolio, including two in St. Louis and two in Northern Virginia totaling over 454,000 square feet for approximately $114.5 million. The company recognized a gain on the sale of approximately $24.5 million in the third quarter of 2016. The four properties were classified as held for sale as of June 30, 2016.
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
Foreign currency exchange risk. For the nine months ended September 30, 2016 and 2015, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.3 million square feet of space under active development and approximately 1.1 million square feet of space held for future development as of September 30, 2016, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 89.9% of our net rentable square feet.
As of September 30, 2016, we had over 2,000 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2016, approximately 92% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 21.0 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at September 30, 2016 is approximately 0.6 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased over 4.5 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of September 30, 2016, we had approximately 1.3 million square feet of space under active development and approximately 1.1 million square feet of space held for future development, or approximately 10% of the total rentable space in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.3 million square feet of available space in our portfolio, which excludes approximately 1.3 million square feet of space under active development and approximately 1.1 million square feet of space held for future development as of September 30, 2016 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 0.8% and 7.3% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2016 and the year ending December 31, 2017, respectively.

During the nine months ended September 30, 2016, we signed new leases totaling approximately 0.6 million square feet of space and renewal leases totaling approximately 1.1 million square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2016:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	432,708	$141.16	$156.41	10.8%	$5.20	3.6
Powered Base Building ®	216,523	$28.86	$35.63	23.5%	$6.17	7.4
Colocation	234,380	$289.65	$303.15	4.7%	$0.26	1.3
Non-technical	206,798	$20.08	$23.34	16.2%	$0.73	2.6
New Leases Signed (5)
Turn-Key Flex ®	439,806	—	$177.66	—	$28.22	5.9
Powered Base Building ®	10,350	—	$44.99	—	$20.49	15.0
Colocation	74,396	—	$271.33	—	$31.72	2.2
Non-technical	100,880	—	$21.36	—	$22.23	8.6
Leasing Activity Summary
Turn-Key Flex ®	872,514	—	$167.12	—	—
Powered Base Building ®	226,873	—	$36.06	—	—
Colocation	308,776	—	$295.48	—	—
Non-technical	307,678	—	$22.69	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2016 to 2018.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on any new, re-leased or renewed data center space leases for 2016 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and up slightly on a cash basis. For the nine months ended September 30, 2016, rents on renewed space increased by an average of 10.8% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 23.5% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of September 30, 2016, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of September 30, 2016 total annualized rent (1)
New York	11.8%
London, England	11.6%
Northern Virginia	11.1%
Dallas	10.1%
Silicon Valley	8.7%
Chicago	8.2%
Phoenix	5.8%
San Francisco	4.5%
Singapore	4.0%
Atlanta	3.2%
Boston	2.9%
Seattle	2.9%
Amsterdam, Netherlands	2.5%
Other	12.7%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2016 multiplied by 12. The aggregate amount of abatements for the nine months ended September 30, 2016 was approximately $12.5 million.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for all or a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.
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

As of December 31, 2015, the EPA has finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030.
In addition, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force on November 4, 2016. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit will impact the United Kingdom’s (or the EU’s) approach to climate change regulation.
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
Interest rates. As of September 30, 2016, we had approximately $1.1 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our 2016 unsecured term loan, along with $164.8 million and $383.3 million of variable rate debt that was outstanding on the 2016 global revolving credit facility and the unswapped portion of the 2016 unsecured term loan, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015. A summary of our operating results for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income Statement Data:
Total operating revenues	$546,293	$435,989	$1,565,426	$1,262,893
Total operating expenses	(430,543)	(331,859)	(1,219,262)	(902,392)
Operating income	115,750	104,130	346,164	360,501
Other income (expenses), net	106,685	(46,288)	(10,452)	(42,337)
Net income	$222,435	$57,842	$335,712	$318,164
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
We acquired the following real estate properties during the nine months ended September 30, 2016:

Location	Market	Date Acquired	Amount (in millions)
Sovereign House	London	July 5, 2016	(1)
West Drayton	London	July 5, 2016	(1)
Olivers Yard	London	July 5, 2016	(1)
Bonnington House	London	July 5, 2016	(1)
Meridian Gate	London	July 5, 2016	(1)
Amsterdam Business Park	Amsterdam	July 5, 2016	(1)
Amsterdam Science Park	Amsterdam	July 5, 2016	(1)
Lyonerstrasse	Frankfurt	July 5, 2016	(1)
Land parcels (2)	Various	Various	$47.6
Total			$866.5

(1)
On July 5, 2016, the Company completed the acquisition of a portfolio of eight high-quality, carrier-neutral data centers in Europe from Equinix, which we refer to as the Europe Portfolio Acquisition. The purchase price was $818.9 million in the aggregate (based on the exchange rate at the date of acquisition).

(2)
Represents currently vacant land which is not included in our operating property count. We completed four acquisitions of land parcels in the three months ended September 30, 2016 in Northern Virginia, Dallas and Chicago. Purchase price in U.S. dollars and excludes capitalized closing costs on land acquisitions.

Comparison of the Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015
Portfolio
As of September 30, 2016, our portfolio consisted of 144 properties, including 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 25.3 million rentable square feet including 1.3 million square feet of space under active development and 1.1 million square feet of space held for future development compared to a portfolio consisting of 132 properties, including 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 24.6 million rentable square feet including 1.4 million square feet of space under active development and 1.3 million square feet of space held for future development as of September 30, 2015. The changes in our portfolio reflect the acquisition of 16 properties and the sale of seven properties during the twelve months ended September 30, 2016. In addition, three properties were placed into service during the twelve months ended September 30, 2016, developed on land parcels which were acquired prior to October 1, 2015.

Revenues
Total operating revenues for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental	$395,212	$336,679	$58,533	$1,143,449	$983,695	$159,754
Tenant reimbursements	95,665	95,484	181	268,094	268,885	(791)
Interconnection and other	53,897	1,651	52,246	149,223	4,477	144,746
Fee income	1,517	1,595	(78)	4,567	4,758	(191)
Other	2	580	(578)	93	1,078	(985)
Total operating revenues	$546,293	$435,989	$110,304	$1,565,426	$1,262,893	$302,533
The following table shows revenues for the three and nine months ended September 30, 2016 and 2015 for stabilized (or same capital) properties and pre-stabilized and other properties (all other properties) (in thousands). Stabilized results for the three and nine months ended September 30, 2015 are shown prior to Telx-related eliminations that were completed in arriving at our consolidated financial results.   In an effort to make 2016 and 2015 stabilized results comparable, total operating revenues for the three and nine months ended September 30, 2016 are shown prior to Telx-related eliminations totaling $15.7 million and $47.5 million, respectively.  Revenue totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized (including the eight properties acquired from Telx), properties that are classified as held for sale or were sold during the period, and the net Telx-related elimination of $15.7 million and $47.5 million for the three and nine months ended September 30, 2016, respectively.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental	$203,155	$205,215	$(2,060)	$192,057	$131,464	$60,593
Tenant reimbursements	59,333	56,061	3,272	36,332	39,423	(3,091)
Interconnection and other	1,661	1,321	340	52,236	330	51,906
Fee income	59	5	54	1,458	1,590	(132)
Other	—	580	(580)	2	—	2
Total operating revenues	$264,208	$263,182	$1,026	$282,085	$172,807	$109,278

	Stabilized			Pre-Stabilized and Other
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental	$616,392	$614,622	$1,770	$527,057	$369,073	$157,984
Tenant reimbursements	162,564	159,083	3,481	105,530	109,802	(4,272)
Interconnection and other	4,645	3,741	904	144,578	736	143,842
Fee income	76	77	(1)	4,491	4,681	(190)
Other	76	1,078	(1,002)	17	—	17
Total operating revenues	$783,753	$778,601	$5,152	$781,673	$484,292	$297,381
Stabilized rental revenues remained flat for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily as a result of new leasing at our properties during the twelve months ended September 30, 2016, the largest of which was for space at 2121 South Price Road and 2045 & 2055 Lafayette Street, offset by the British pound sterling and Euro weakening against the U.S. dollar. Stabilized tenant reimbursement revenue increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily as a result of increased property tax reimbursements due to one-time reductions in 2015 at two properties in the stabilized portfolio offset by lower utility reimbursements due to decreased usage and vacancies at certain properties.

Pre-stabilized and other revenue increases were primarily a result of the Telx Acquisition and the Europe Portfolio Acquisition, which contributed approximately $70.1 million and $51.7 million to the rental revenue and interconnection revenue increases for the three months ended September 30, 2016, respectively, and approximately $160.5 million and $143.5 million to the rental revenue and interconnection revenue increases for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015, along with new leases at our properties during the twelve months ended September 30, 2016, primarily leases of completed development space, the largest of which were for space at 44060 Digital Loudoun Plaza, 907 Security Row, 29A International Business Park and 9355 Grand Avenue and offset by a decrease in revenues as a result of properties sold during the three months ended September 30, 2016.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental property operating and maintenance	$177,192	$140,538	$36,654	$490,909	$394,640	$96,269
Property taxes	20,620	19,953	667	75,400	64,116	11,284
Insurance	2,470	2,140	330	7,123	6,449	674
Change in fair value of contingent consideration	—	(1,594)	1,594	—	(44,276)	44,276
Depreciation and amortization	178,133	136,974	41,159	522,743	397,571	125,172
General and administrative	46,135	22,755	23,380	111,580	69,562	42,018
Transactions	6,015	11,042	(5,027)	11,530	14,301	(2,771)
Other	(22)	51	(73)	(23)	29	(52)
Total operating expenses	$430,543	$331,859	$98,684	$1,219,262	$902,392	$316,870
Interest expense	$63,084	$48,138	$14,946	$180,254	$139,718	$40,536

The following table shows expenses for the three and nine months ended September 30, 2016 and 2015 for stabilized (or same capital) properties and pre-stabilized and other properties (all other properties) (in thousands). Stabilized results for the three and nine months ended September 30, 2015 are shown prior to Telx-related eliminations that were completed in arriving at our consolidated financial results.   In an effort to make 2016 and 2015 stabilized results comparable, total operating expenses for the three and nine months ended September 30, 2016 are shown prior to Telx-related eliminations totaling $0.9 million and $2.7 million, respectively.  Expense totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized (including the eight properties acquired from Telx), properties that are classified as held for sale or sold during the period, and the net Telx-related elimination of $0.9 million and $2.7 million for the three and nine months ended September 30, 2016, respectively.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental property operating and maintenance	$79,266	$81,131	$(1,865)	$97,926	$59,407	$38,519
Property taxes	15,175	10,902	4,273	5,445	9,051	(3,606)
Insurance	1,672	1,668	4	798	472	326
Change in fair value of contingent consideration	—	—	—	—	(1,594)	1,594
Depreciation and amortization	73,914	77,317	(3,403)	104,219	59,657	44,562
General and administrative (1)	46,135	22,755	23,380	—	—	—
Transactions (2)	—	—	—	6,015	11,042	(5,027)
Other	(7)	81	(88)	(15)	(30)	15
Total operating expenses	$216,155	$193,854	$22,301	$214,388	$138,005	$76,383
Interest expense (3)	$50,371	$41,030	$9,341	$12,713	$7,108	$5,605

	Stabilized			Pre-Stabilized and Other
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental property operating and maintenance	$221,263	$230,347	$(9,084)	$269,646	$164,293	$105,353
Property taxes	46,673	38,381	8,292	28,727	25,735	2,992
Insurance	4,962	5,026	(64)	2,161	1,423	738
Change in fair value of contingent consideration	—	—	—	—	(44,276)	44,276
Depreciation and amortization	224,644	230,938	(6,294)	298,099	166,633	131,466
General and administrative (1)	111,580	69,562	42,018	—	—	—
Transactions (2)	—	—	—	11,530	14,301	(2,771)
Other	21	86	(65)	(44)	(57)	13
Total operating expenses	$609,143	$574,340	$34,803	$610,119	$328,052	$282,067
Interest expense (3)	$148,845	$118,401	$30,444	$31,409	$21,317	$10,092

(1)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(2)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(3)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Stabilized rental property operating and maintenance expenses decreased approximately $1.9 million and $9.1 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of lower utility expense due to decreased usage and vacancies at certain properties.
Stabilized property taxes increased by approximately $4.3 million and $8.3 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of an additional property tax re-assessment recorded in 2016 at four properties within the stabilized pool along with a successful appeal in 2015 for taxes at one property in Texas within the stabilized pool.
Stabilized depreciation and amortization expense decreased approximately $3.4 million and $6.3 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, principally because of certain newly developed assets being added to the stabilized pool.

Stabilized general and administrative expenses increased by approximately $23.4 million and $42.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to the Telx

Acquisition and Europe Portfolio Acquisition along with the growth of our company, with an increase in headcount from 2015 to 2016, resulting in additional compensation, along with higher professional fees and marketing expenses.
Stabilized interest expense increased approximately $9.3 million and $30.4 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase was primarily a result of the issuance of the 3.950% 2022 Notes in June 2015 along with the issuance of the 3.400% 2020 Notes and 4.750% 2025 Notes in October 2015.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $38.5 million and $105.4 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of the Telx Acquisition and Europe Portfolio Acquisition, which contributed approximately $40.5 million and $101.2 million to the increase.
Pre-stabilized and other property tax expense decreased approximately $3.6 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to a tax refund received in 2016 at one property in Singapore due to a change in assessed value. Property tax expense increased approximately $3.0 million in the nine months ended September 30, 2016 compared to the same period in 2015 principally as a result of reassessed value increases at five properties within the pre-stabilized pool offset by the tax refund at one property in Singapore.

Pre-stabilized and other change in fair value of contingent consideration increased by approximately $1.6 million and $44.3 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of a $45.9 million adjustment recorded during the three months ended June 30, 2015 related to the Sentrum Portfolio. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date.
Pre-stabilized and other depreciation and amortization expense increased approximately $44.6 million and $131.5 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, principally because of the Telx Acquisition and Europe Portfolio Acquisition, which contributed approximately $45.6 million and $119.3 million to the increase, along with depreciation on development projects that were placed into service in late 2015 and during 2016.
Pre-stabilized and other interest expense increased approximately $5.6 million and $10.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 primarily as a result of the issuance of the 2024 Notes in April 2016.

Transaction expenses decreased by approximately $5.0 million and $2.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, principally because of the Telx Acquisition, which was completed in October 2015 offset by transaction expenses attributable to the Europe Portfolio Acquisition, which was completed in July 2016.
Other Income (Expense)
Gain on Sale of Properties
During the nine months ended September 30, 2016, we recognized a gain on sale of properties of $170.1 million primarily related to the disposition of 47700 Kato Road and 1055 Page Avenue, which sold for $37.5 million in January 2016, a four-property portfolio comprised of 210 N. Tucker Boulevard, 900 Walnut Street, 251 Exchange Place and 1807 Michael Faraday Court, which sold for $114.5 million in the aggregate in July 2016 and 114 Ambroise Croizat, which sold for $212.0 million in August 2016 as compared to $94.3 million during the nine months ended September 30, 2015, related to the dispositions of 100 Quannapowitt, which sold for $31.1 million in February 2015, 3300 East Birch Street, which sold for $14.2 million in March 2015 and 833 Chestnut Street, which sold for $160.8 million in April 2015.

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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through September 30, 2016, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2016 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series E Preferred Stock		Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730	$3,969	$129,064
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730	3,969	129,188
August 10, 2016	September 30, 2016	—	(1)	3,023	3,672	6,730	3,969	129,285
		$10,062		$9,069	$11,016	$20,190	$11,907	$387,537

Annual rate of dividend per share		$1.750		$1.656	$1.469	$1.844	$1.588	$3.520

(1)
Redeemed on September 15, 2016 for $25.35972 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were deducted in the computation of net income available to common stockholders.

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
As of September 30, 2016, we had $36.4 million of cash and cash equivalents, excluding $11.7 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On January 15, 2016, the operating partnership refinanced its global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility which that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of September 30, 2016, borrowings under the 2016 global revolving credit facility bore interest at an overall blended rate of 1.28% comprised of 1.53% (U.S. dollar), 1.26% (British pound sterling), 1.25% (Hong Kong dollars), 0.93% (Japanese yen), 1.27% (Singapore dollar) and 1.88% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.00%. The facility also bore a base borrowing rate of 3.50% (USD) which is based on U.S. Prime Rate.  We have used and intend to use available borrowings under the 2016 global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2016, we have capitalized approximately $15.0 million of financing costs related to the 2016 global revolving credit facility. As of September 30, 2016, approximately $164.8 million was drawn under the 2016 global revolving credit facility and $20.3 million of letters of credit were issued, leaving approximately $1.9 billion available for use.
On January 15, 2016, the operating partnership refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at September 30, 2016, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of September 30, 2016, we have capitalized approximately $7.4 million of financing costs related to the 2016 unsecured term loan.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

The company granted Equinix an option to acquire our facility in 114 rue Ambroise Croizat in Paris. Equinix has elected to exercise its option to acquire the Paris property, and on July 2, 2016, we entered into an agreement to sell the property to Equinix for approximately €190 million (or approximately $212 million based on the exchange rate as of August 1, 2016). The Paris property sale closed on August 1, 2016. We recognized a gain on the sale of approximately $144.3 million in the third quarter of 2016. This property was classified as held for sale as of June 30, 2016.

On July 11, 2016, the operating partnership closed on the sale of a four-property data center portfolio, including two in St. Louis and two in Northern Virginia totaling over 454,000 square feet for approximately $114.5 million. We recognized a gain on the sale of approximately $24.5 million in the third quarter of 2016. The four properties were classified as held for sale as of June 30, 2016.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate) as of September 30, 2016 and December 31, 2015:

Development Lifecycle	As of September 30, 2016				As of December 31, 2015
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost

Development Construction in Progress
Space Held for Development	940,028	$285,884	$—	$285,884	1,275,767	$255,096	$—	$255,096
Base Building Construction	676,200	82,360	63,641	146,001	701,878	70,907	58,379	129,286
Datacenter Construction	660,390	280,766	344,515	625,281	640,782	311,472	312,745	624,217
Equipment Pool & Other Inventory		11,793	—	11,793		9,035	—	9,035
Campus, Tenant Improvements & Other		20,386	14,609	34,995		18,482	13,992	32,474
Total Development Construction in Progress	2,276,618	681,189	422,765	1,103,954	2,618,427	664,992	385,116	1,050,108
Land Inventory	(1)	223,236	—	223,236	(1)	183,445	—	183,445
Enhancement & Other		10,951	6,705	17,656		7,882	2,454	10,336
Recurring		9,120	25,823	34,943		12,711	34,439	47,150
Total Construction in Progress		$924,496	$455,293	$1,379,789		$869,030	$422,009	$1,291,039

(1)	Represents approximately 447 acres as of September 30, 2016 and approximately 286 acres as of December 31, 2015.

(2)	Represents balances incurred through September 30, 2016 and included in building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2015 and included in building and improvements in the condensed consolidated balance sheets.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.7 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $280.8 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2016, we had approximately 1.3 million square feet of space under active development and approximately 1.1 million square feet of space held for future development and we also owned approximately 0.7 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At September 30, 2016, the approximate 1.3 million square feet of space under active development was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in five U.S. domestic metropolitan areas, two European metropolitan areas, one Asian metropolitan areas and one Canadian metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.7 million square feet of data center construction. At September 30, 2016, we had commitments under construction contracts for approximately $279.3 million. We currently expect to incur approximately $325.0 million to $475.0 million of capital expenditures for our development programs during the three months ending December 31, 2016, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the nine months September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Development projects	$413,647	$384,726
Enhancement and improvements	3,382	10,181
Recurring capital expenditures	54,230	56,490
Total capital expenditures (excluding indirect costs)	$471,259	$451,397
For the nine months ended September 30, 2016, total capital expenditures increased $19.9 million to approximately $471.3 million from $451.4 million for the same period in 2015. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2016 were approximately $417.0 million, which reflects an increase of approximately 5.6% from the same period in 2015. This increase was primarily due to increased spending for ground-up development projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2016 and 2015 were $61.9 million and $49.7 million, respectively. Capitalized interest comprised approximately $11.4 million and $9.9 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2016 and 2015. Capitalized interest in the nine months ended September 30, 2016 increased compared to the same period in 2015 due to an increase in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2016.

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

Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the nine months ended September 30, 2016, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series E Preferred Units		Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730	$3,969	$131,587
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730	3,969	131,607
August 10, 2016	September 30, 2016	—	(1)	3,023	3,672	6,730	3,969	131,657
		$10,062		$9,069	$11,016	$20,190	$11,907	$394,851

Annual rate of distribution per unit		$1.750		$1.656	$1.469	$1.844	$1.588	$3.520

(1)
Redeemed on September 15, 2016 for $25.35972 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid dividends up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were deducted in the computation of net income available to common unitholders.

Commitments and Contingencies
As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $36.7 million based on the exchange rate as of September 30, 2016). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015 and 2016, the remaining performance targets were achieved and the Company accrued an additional $23.8 million. The remaining earnout payments were made in 2016 per the terms of the earnout agreement. The amounts accrued were discounted based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the nine months ended September 30, 2015, we reduced the fair value by approximately £30.3 million (or approximately $45.9 million). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. The change in fair value of contingent consideration for the Sentrum Portfolio was recorded as a reduction to operating expense of approximately $43.0 million for the nine months ended September 30, 2015.
As of September 30, 2016, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of September 30, 2016 (in millions):

Debt Summary:
Fixed rate	$4,393.6
Variable rate debt subject to interest rate swaps	1,144.8
Total fixed rate debt (including interest rate swaps)	5,538.4
Variable rate—unhedged	548.1
Total	$6,086.5
Percent of Total Debt:
Fixed rate (including swapped debt)	91.0%
Variable rate	9.0%
Total	100.0%
Effective Interest Rate as of September 30, 2016 (1)
Fixed rate (including hedged variable rate debt)	3.84%
Variable rate	1.78%
Effective interest rate	3.66%

(1)	Excludes impact of deferred financing cost amortization.
As of September 30, 2016, we had approximately $6.1 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2016 of $97.12). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our Amended and Restated 2004 Incentive Award Plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of September 30, 2016, our debt had a weighted average term to initial maturity of approximately 5.6 years (or approximately 5.6 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of September 30, 2016, we were party to interest rate swap agreements related to $1.1 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of September 30, 2016, our pro-rata share of debt of unconsolidated joint ventures was approximately $136.4 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2016 and 2015 (in thousands).

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$631,451	$539,207	$92,244
Net cash used in investing activities	(1,072,391)	(425,241)	(647,150)
Net cash provided by (used in) financing activities	420,636	(125,782)	546,418
Net decrease in cash and cash equivalents	$(20,304)	$(11,816)	$(8,488)
The increase in net cash provided by operating activities was due to the Telx Acquisition and Europe Portfolio Acquisition and increased revenues from new leasing at our stabilized properties, completed and leased development space which was partially offset by increased operating and interest expenses. Our portfolio consisted of 144 operating properties at September 30, 2016 versus 132 operating properties as of September 30, 2015.
Net cash used in investing activities increased for the nine months ended September 30, 2016, primarily as a result of an increase in acquisitions in real estate for the nine months ended September 30, 2016 ($873.3 million) as compared to the same period in 2015 ($48.4 million) offset by an increase in net proceeds from the sale of properties for the nine months ended September 30, 2016 ($359.3 million) as compared to the same period in 2015 ($185.6 million). Cash paid for capital expenditures for the nine months ended September 30, 2016 ($549.4 million) increased from the same period in 2015 ($535.1 million).
Net cash flows provided by (used in) financing activities for the company consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2016	2015	Change
Repayments of borrowings, net of proceeds	$(445,961)	$(330,436)	$(115,525)
Net proceeds from issuance of common and preferred stock, including equity plans	1,090,820	244,864	845,956
Redemption of series E preferred stock	(287,500)	—	(287,500)
Proceeds from unsecured senior notes	675,591	496,190	179,401
Dividend and distribution payments	(587,998)	(524,180)	(63,818)
Other	(24,316)	(12,220)	(12,096)
Net cash provided by (used in) financing activities	$420,636	$(125,782)	$546,418
The change in cash flows from financing activities was due to issuance of common stock in the nine months ended September 30, 2016 offset by the redemption of our series E preferred stock and repayments of borrowings, net increasing during the nine months ended September 30, 2016 (net repayments of $446.0 million) as compared to the nine months ended September 30, 2015 (net repayments of $330.4 million) in addition to higher dividend and distribution payments. The increase in dividend and distribution payments for the nine months ended September 30, 2016 as compared to the same period in 2015 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2016 as compared to 2015 and the payment of dividends on our series I preferred stock during the nine months ended September 30, 2016, whereas this series of preferred stock was not outstanding for the entire nine months ended September 30, 2015.

Net cash flows provided by (used in) financing activities for the operating partnership consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2016	2015	Change
Repayments of borrowings, net of proceeds	$(445,961)	$(330,436)	$(115,525)
General partner contributions, net	803,320	2,175	801,145
Due to Parent	—	242,689	(242,689)
Proceeds from unsecured senior notes	675,591	496,190	179,401
Distribution payments	(587,998)	(524,180)	(63,818)
Other	(24,316)	(12,220)	(12,096)
Net cash provided by (used in) financing activities	$420,636	$(125,782)	$546,418
The change in cash flows from financing activities was due to issuance of common units in the nine months ended September 30, 2016 offset by the redemption of our series E preferred units and repayments of borrowings, net increasing during the nine months ended September 30, 2016 (net repayments of $446.0 million) as compared to the nine months ended September 30, 2015 (net repayments of $330.4 million) in addition to higher distribution payments. The increase in distribution payments for the nine months ended September 30, 2016 as compared to the same period in 2015 was due to an increase in the number of units outstanding and distribution amount per common unit in 2016 as compared to 2015 and the payment of distributions on our series I preferred units during the nine months ended September 30, 2016, whereas this series of preferred units was not outstanding for the entire nine months ended September 30, 2015.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2016, amounted to 1.6% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$187,330	$38,522	$254,406	$257,305
Adjustments:
Noncontrolling interests in operating partnership	3,024	747	4,144	5,150
Real estate related depreciation and amortization (1)	175,332	135,613	509,287	393,634
Impairment charge on Telx trade name	—	—	6,122	—
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	2,810	2,760	8,423	8,551
Gain on sale of properties	(169,000)	207	(170,097)	(94,282)
FFO available to common stockholders and unitholders (2)	$199,496	$177,849	$612,285	$570,358
Basic FFO per share and unit	$1.33	$1.28	$4.10	$4.12
Diluted FFO per share and unit (2)	$1.31	$1.28	$4.08	$4.10
Weighted average common stock and units outstanding
Basic	149,778	138,468	149,352	138,481
Diluted (2)	151,765	139,192	150,076	139,051
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$178,133	$131,524	522,743	397,571
Non-real estate depreciation	(2,801)	(1,326)	(7,334)	(3,937)
Impairment charge on Telx trade name	—	—	(6,122)	—
	$175,332	$130,198	$509,287	$393,634

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common stock and units outstanding	149,778	138,468	149,352	138,481
Add: Effect of dilutive securities	1,987	724	724	570
Weighted average common stock and units outstanding—diluted	151,765	139,192	150,076	139,051

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2016, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$4,393.6	$4,792.5
Variable rate debt subject to interest rate swaps	1,144.8	1,144.8
Total fixed rate debt (including interest rate swaps)	5,538.4	5,937.3
Variable rate debt	548.1	548.1
Total outstanding debt	$6,086.5	$6,485.4
Interest rate derivatives included in this table and their fair values as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2016		As of December 31, 2015		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2016	As of December 31, 2015
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$(356)	$(416)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	(16)	69
—		75,000	(1)	Swap	0.500	Aug 6, 2012	Apr 6, 2016	—	(10)
75,000	(1)	—		Swap	1.016	Apr 6, 2016	Jan 6, 2021	(240)	—
75,000	(1)	—		Swap	1.164	Jan 15, 2016	Jan 15, 2021	(707)	—
300,000	(2)	—		Swap	1.435	Jan 15, 2016	Jan 15, 2023	(6,492)	—
139,017	(3)	133,579	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	(110)	1,500
219,843	(4)	—		Swap	0.792	Jan 15, 2016	Jan 15, 2019	(3,045)	—
75,037	(5)	—		Swap	0.779	Jan 15, 2016	Jan 15, 2021	373	—
$1,144,802		$469,484						$(10,593)	$1,143

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.73 to 1.00 SGD as of September 30, 2016 and $0.70 to 1.00 SGD as of December 31, 2015.

(4)	Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $1.30 to £1.00 as of September 30, 2016.

(5)	Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.76 to 1.00 CAD as of September 30, 2016.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2016:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$2.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(2.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	23.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(13.8)
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
Foreign Currency Exchange Risk
For the nine months ended September 30, 2016 and 2015, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2016 and 2015, operating revenues from properties outside the United States contributed $122.5 million and $101.4 million, respectively, which represented 22.4% and 23.3% of our total operating revenues, respectively. For the nine months ended September 30, 2016 and 2015, operating revenues from properties outside the United States contributed $321.8 million and $291.3 million, respectively, which represented 20.6% and 23.1% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.8 billion and $2.6 billion as of September 30, 2016 and December 31, 2015, respectively. Net assets in foreign operations were approximately $0.9 billion and $0.5 billion as of September 30, 2016 and December 31, 2015, respectively.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we completed an upgrade of our general ledger system. This system was used to produce information contained in this Quarterly Report. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we completed an upgrade of our general ledger system. This system was used to produce information contained in this Quarterly Report. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2016	—	—	—	—
August 1-31, 2016	—	—	—	—
September 1-30, 2016	11,500,000 shares of Series E Preferred Stock	$25.35972	11,500,000 shares of Series E Preferred Stock	—
Total	11,500,000	$25.35972	11,500,000	—

(1)
On August 15, 2016, the company distributed a Notice of Redemption to all holders of record of its outstanding 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock, announcing its redemption of all 11,500,000 outstanding shares of the series E preferred stock at a redemption price of $25.35972 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption was made at the company's option pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the series E preferred Stock. The redemption date was September 15, 2016.

(2)	The company redeemed all outstanding shares of its series E preferred stock on September 15, 2016. The Operating Partnership also redeemed the corresponding 11,500,000 series E preferred units.
Digital Realty Trust, L.P.
During the three months ended September 30, 2016, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended September 30, 2016, Digital Realty Trust, Inc. issued an aggregate of 3,003 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.1 million to our operating partnership in exchange for an aggregate of 3,003 common units, as required by our operating partnership’s partnership agreement.
During the three months ended September 30, 2016, Digital Realty Trust, Inc. issued an aggregate of 13,789 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2016, our operating partnership issued an aggregate of 13,789 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended September 30, 2016, an aggregate of 7,223 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 6,566 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $12.3 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 9, 2016).

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

10.1†	Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

10.2†	Director Compensation Program.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 9, 2016	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 9, 2016	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 9, 2016	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

November 9, 2016		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 9, 2016		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 9, 2016		/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 9, 2016).

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

10.1†	Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

10.2†	Director Compensation Program.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.