Form 10-K
period 2016-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2017-03-01
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2016 totaled approximately $16 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2016. The identification of 10% or greater stockholders as of June 30, 2016 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2016. This calculation does not reflect a determination that such parties are affiliates for any other purposes.
There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at February 23, 2017
Common Stock, $.01 par value per share	159,267,316
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2017 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2016, Digital Realty Trust, Inc. owned an approximate 98.5% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.5% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2016, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.    BUSINESS
General

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

On July 5, 2016, we completed the acquisition of a portfolio of 8 high-quality, carrier-neutral data centers in Europe from Equinix, which we refer to as the European Portfolio Acquisition. The purchase price was $818.9 million in the aggregate (based on the exchange rate at the date of acquisition). We believe the acquisition of these premium assets in Amsterdam, Frankfurt and London will enhance our interconnection growth and colocation lease-up potential globally.

On October 9, 2015, we acquired Telx Holdings, Inc., or Telx, a leading national provider of data center colocation, interconnection and cloud enablement solutions, for approximately $1.886 billion. We believe this transaction established us as a leading colocation and interconnection platform in the U.S., complementing our existing large-footprint business.
As of December 31, 2016, our portfolio consisted of 145 operating properties, including 14 properties held as investments in unconsolidated joint ventures, of which 104 are located throughout the United States, 32 are located in Europe, four are located in Asia, three are located in Australia and two are located in Canada.
We are diversified in major metropolitan areas where data center and technology tenants are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. Our properties contain a total of approximately 26.1 million rentable square feet including approximately 2.0 million square feet of space under active development, which includes current base building and data center projects in progress, as well as approximately 1.1 million square feet of space held for future development, which includes space held for future data center development and excludes space under active development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 14 parcels of developable land we own comprised approximately 414 acres. A significant component of our current and future internal growth is expected to be generated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2016, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures and excluding space under active development and space held for future development, was approximately 89.4% leased. The types of properties within our portfolio include:

•
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

Recent Developments
On March 1, 2017, we declared the following dividends per share. The Operating Partnership will make an equivalent distribution per unit.

Share / Unit Class	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Series I Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.414063	$0.367188	$0.460938	$0.396875	$0.930000
Dividend and distribution payable date	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017
Dividend and distribution payable to holders of record on	March 15, 2017	March 15, 2017	March 15, 2017	March 15, 2017	March 15, 2017
Annual equivalent rate of dividend and distribution	$1.656	$1.469	$1.844	$1.588	$3.720

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•
High-Quality Global Portfolio that is Difficult to Replicate. Our portfolio contains state-of-the-art data center facilities with extensive tenant improvements in 33 metropolitan areas across 12 countries. Our portfolio of data center facilities is equipped to meet the power and cooling requirements for customers with smaller footprints up to the most demanding corporate IT applications. Many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our customers’ costs and operational risks and enhances the attractiveness of our properties. In addition, our strategically located global data center campuses offer our customers a place to grow as their businesses grow, and we believe that expanding connectivity offerings in our campus facilities will also enhance the attractiveness of these facilities. Further, the network density, interconnection infrastructure and connectivity-centric customers in certain of our facilities has led to the formation of densely connected ecosystems that are difficult to replicate and valuable to customers. We believe that a high-quality global portfolio like ours could not be easily replicated today on a cost-competitive basis.

•
Presence in Key Metropolitan Areas. Our portfolio is located in 33 major metropolitan areas where data center and technology tenants are concentrated, including the including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. Our portfolio is geographically diversified so that no one metropolitan area represented more than approximately 11.8% of the aggregate annualized rent of our portfolio as of December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenue Base.”

•
Proven Experience Attracting and Retaining Customers. We have considerable experience in identifying and attracting new customers and retaining existing customers. Our specialized data center sales force provides a robust pipeline of new clients, while existing customers continue to grow and expand with us. During the year ended December 31, 2016, we commenced new leases totaling approximately 0.8 million square feet, which represent approximately $133.5 million in annualized GAAP rent. During the year ended December 31, 2016, we signed new leases totaling approximately 0.8 million square feet, which represent approximately $126.2 million in annualized GAAP rent. These leases were comprised of Powered Base Buildings®, Turn-Key Flex® and colocation space and space for ancillary office and other uses.

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

•
Leading Colocation and Interconnection Platform. We believe the acquisition of Telx, or the Telx Acquisition, and the European Portfolio Acquisition have established us as a leading provider of colocation, interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our colocation and large-footprint data center product offerings. In addition to enhancing our presence in top-tier locations throughout the U.S and Europe providing significant opportunities for additional growth, we believe the Telx Acquisition and the European Portfolio Acquisition expanded our product mix to appeal to a broader spectrum of data center customers.

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

•
Diverse Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for social networking, mobile communications, analytics, cloud and content providers, network providers, information technology services providers and data center users, including financial services companies, to market our properties to domestic and international customers with specific technology needs. At December 31, 2016, we had over 2,200 customers across a variety of industry verticals, ranging from cloud and information technology services to financial services, manufacturing, energy, gaming, life sciences and consumer products. Our largest customer, IBM, accounted for approximately 7.8% of the aggregate annualized rent as of December 31, 2016 and no other single customer accounted for more than approximately 5.7% of the aggregate annualized rent of our portfolio.

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

•
Achieve Superior Returns. We believe that achieving appropriate risk-adjusted returns on our business, including on our development pipeline and leasing transactions, will deliver superior stockholder returns. At December 31, 2016, we had approximately 2.0 million square feet of space under active development for Turn-Key Flex® and Powered Base Building® products in five U.S. metropolitan areas, three European metropolitan areas, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.2 million square feet of base building construction and 0.8 million square feet of data center construction. We may continue to build out our development pipeline when justified by anticipated returns. We also believe that providing an even stronger value proposition to our customers, including through new and enhanced product offerings, as well as improving operational efficiencies, will further drive improved returns for our business.

•
Provide Foundational Services to Enable Customers and Partners. We believe that our global infrastructure platform, through which we offer the foundational services of space, power and connectivity, will enable our customers and partners to serve their customers and grow their businesses. We believe our internet gateway facilities, individual data centers and data center campuses are attractive to a wide variety of customers and partners of all sizes. Furthermore, we believe our colocation and interconnection offerings, as well as the densely connected ecosystems that have developed within our facilities, are valuable and critical to our customers and partners.

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

•
Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. We target a debt-to-Adjusted EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, our company has raised approximately $18.0 billion of capital through common, preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facility, our term loan facility, the Prudential shelf facility, secured mortgage financings and refinancings, joint venture partnerships and sales of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing and development programs and global campus expansion, which are important sources of our growth.

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

•
Leverage Strong Industry Relationships. We use our strong industry relationships with national and regional corporate enterprise information technology groups and technology-intensive companies to identify and comprehensively respond to their data center needs. Our sales professionals are real estate and technology industry specialists who can develop complex facility solutions for the most demanding data center and other technology tenants.

Sustainability

We believe that addressing sustainability matters that are important to our clients allows us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. We manage our properties so that they offer high degrees of operational efficiencies for our customers. We benchmark and certify certain properties in accordance with the EPA Energy Star program, LEEDTM, BREEAM, as well as other recognized third party rating standards. A portion of our U.S. portfolio is enrolled in the U.S. Department of Energy’s Better Buildings Challenge for Data Centers. We have developed solutions to help our customers efficiently utilize energy and water, and to help them procure renewable energy. We were named a Top Socially Responsible Dividend Stock by Dividend Channel in 2016, signifying a stock that exhibits strong dividend yield and high environmental and social standards. We are listed in 19th place on the U.S. Environmental Protection Agency's National Top 100 list of the largest green power users. We completed the allocation of net proceeds from the issuance of our green bond, which was used to support the development of sustainable building projects.

Sustainable Building Ratings

Buildings receiving ratings in 2016 totaled 892,907 square feet, or approximately 3.4% of our portfolio. We received the following sustainable building ratings for all, or a portion of, the following sites:

	Metropolitan Area	Rating Framework	Level Attained
9333 W Grand Ave.	Chicago	LEED[1]	Certified
720 2nd St.	Oakland	LEED	Gold
365 Main St.	San Francisco	LEED	Gold
3 Loyang Way	Singapore	BCA[2] Green Mark	Platinum
375 Riverside Parkway	Atlanta	Energy Star	Labeled

1.	LEEDTM: Leadership in Energy and Environmental Design

2.	BCA: Building and Construction Authority

Energy Conservation

In 2016, the following sites were enrolled in the U.S. Department of Energy’s Better Buildings Challenge:

Metropolitan Area
375 Riverside Parkway	Atlanta
55 Middlesex Turnpike	Boston
4025 Midway Rd	Dallas
900 Quality Way	Dallas
350 E. Cermak Rd	Chicago
120 E. Van Buren St	Phoenix
200 Paul Ave	San Francisco
3105 Alfred St	Santa Clara
1525 Comstock St	Santa Clara

Our goal for the Challenge is to reduce non-IT energy intensity 20% by 2024 across a 0.79 million square foot portion of the portfolio compared to a 2013 baseline. This includes approximately 4.1% of the U.S. portfolio, excluding square footage under active development and space held for development. Properties enrolled in the Challenge demonstrated cumulative reductions in non-IT energy intensity of 17% through the second quarter of 2016 (the most recent data available), compared to a 2013 baseline.

Renewable Energy

In 2016, we entered into a power purchase agreement to secure the renewable energy attributes from a wind farm in Texas.

Green Bond

In June 2016, we completed the allocation of $493.1 million of net proceeds from the issuance of our 3.950% Notes due 2022, which we refer to as the 3.950% 2022 Notes or the green bonds. Proceeds from the green bonds were used to support the development of nine sustainable projects located in four countries that received certification in accordance with LEED, BREEAM, or CEEDA sustainable rating standards, listed below:

	Metropolitan Area	Rating Framework	Level Attained
3825 NW Aloclek Place	Hillsboro	LEED	Gold
43830 Devin Shafron Drive, Building F	Ashburn	LEED	Silver
Crawley 1	London	BREEAM[4]	Excellent
7500 Metro Center Drive	Austin	CEEDA	Gold
900 Quality Way	Dallas	LEED	Silver
1-11 Templar Road	Sydney	LEED	Gold
98 Radnor Drive	Melbourne	LEED	Platinum
Profile Park	Dublin	BREEAM[5]	Excellent
43940 Digital Loudoun Plaza, Building G	Ashburn	LEED	Silver

3.	BREEAM: Building Research Establishment Assessment Method

4.	CEEDA: Certified Energy Efficient Data Center Award

Competition

We compete with numerous data center developers, owners and operators, many of whom own properties similar to ours in some of the same metropolitan areas where our properties are located, including CoreSite Realty Corporation, CyrusOne Inc., DuPont Fabros Technology, Inc., Equinix, Inc., QTS Realty Trust, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia and Australia. If our competitors offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our properties or lower our rental rates. In addition, several of our competitors have the financial and technical ability to develop competitive data center properties. If the supply of competitive data center properties were to increase significantly, rental rates may be reduced or we may face delays in leasing, or be unable to lease our vacant space, including space that we develop. Finally, if customers or potential customers require services that we do not offer, we may not be able to meet those customers’ needs. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
Geographic Information
Operating revenues from properties in the United States were $1.7 billion, $1.4 billion and $1.2 billion and outside the United States were $0.4 billion, $0.4 billion and $0.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively. We had investments in real estate located in the United States with a net book value of $6.3 billion, $6.1 billion and $5.4 billion and outside the United States of $2.6 billion, $2.6 billion and $2.7 billion as of December 31, 2016, 2015 and 2014, respectively.
Operating revenues from properties located in the United Kingdom were $0.2 billion, $0.2 billion and $0.2 billion, or 11.1%, 12.3% and 13.3% of total operating revenues, for the years ended December 31, 2016, 2015 and 2014, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.5 billion, $1.6 billion and $1.7 billion, or 16.6%, 18.8% and 21.3% of total investments in real estate, as of December 31, 2016, 2015 and 2014, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2016, 2015 and 2014. See “Risk Factors—Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “—Our international activities are subject to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “—We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas” for risks relating to our foreign operations.
Regulation
General
Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2016 has the necessary permits and approvals to operate.
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
In addition, some of our tenants, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. We could be held jointly and severally liable under CERCLA and various state laws for the investigation and remediation of hazardous substances released by our tenants. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We cannot assure you that costs of investigation and remediation of environmental matters will not affect our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders and distributions to Digital Realty Trust, L.P.’s unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations or our competitive position.

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

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results of operations, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.
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
Employees
As of December 31, 2016, we had 1,345 employees.
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
Offices

Our headquarters are located in San Francisco. We have regional U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and regional international offices in Amsterdam, Dublin, London, Singapore, Sydney and Hong Kong.

Reports to Security Holders
Digital Realty Trust, Inc. is required to send an annual report to its securityholders and to our Operating Partnership’s unitholders.

ITEM 1A.    RISK FACTORS
For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 32.
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

Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
At December 31, 2016, we owned approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed lease for the space when we begin the development process. We also develop space specifically for tenants pursuant to leases signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
In addition, as of December 31, 2016, leases representing 16.4% of the square footage of the properties in our portfolio, excluding space held for development, were scheduled to expire through 2018, and an additional 11.3% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not lease or re-lease our available space, including newly developed space and space for which leases are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
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
In order for Digital Realty Trust, Inc. to maintain its qualification as a REIT, it is required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to annually distribute at least 90% of its net taxable income determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, Digital Realty Trust, Inc. will be subject to income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. Digital Realty Trust, L.P. is required to make distributions to Digital Realty Trust, Inc. that will enable the latter to satisfy this distribution requirement and avoid income and excise tax liability. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or development financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs.
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
As of December 31, 2016, the 20 largest tenants in our property portfolio represented approximately 43% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are subsidiaries of IBM, CenturyLink, Inc. (Savvis/Qwest), and Equinix Operating Company, Inc. In July 2013, IBM acquired SoftLayer Technologies, Inc. Including space leased by SoftLayer, IBM leased approximately 957,000 square feet of net rentable space as of December 31, 2016, representing approximately 7.8% of the total annualized rent generated by our properties. In 2011, CenturyLink, Inc. acquired Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, which are our direct tenants. Savvis and Qwest are now wholly-owned subsidiaries of CenturyLink, Inc. CenturyLink, Inc. (Savvis/Qwest) leased approximately 2.3 million square feet of net rentable space as of December 31, 2016, representing approximately 5.7% of the total annualized rent generated by our properties. In addition, 49 of our 145 operating properties are occupied by single tenants, including properties occupied solely by IBM and CenturyLink, Inc. (Savvis/Qwest). In November 2016, CenturyLink, Inc. announced its entry into a definitive agreement to divest its data centers and colocation business. Although we are assessing the situation at this time we cannot estimate what impact, if any, that this transaction may have on our business. Many factors, including global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.
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

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms. As of February 28, 2017, we had no material tenants in bankruptcy.
Our contracts with our customers may adversely affect our earnings and financial condition.
In the ordinary course of business, we enter into agreements with our customers pursuant to which our customers lease or license data center space and power from us as well as purchase connectivity products. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of agreement or otherwise.  Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, we have assumed existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.
Our portfolio of properties depends upon local economic conditions and is geographically concentrated in certain locations.
Our portfolio is located in 33 metropolitan areas. Some of these areas have experienced downturns in recent years. We depend upon the local economic conditions in these areas, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by a downturn in local economic conditions in these areas. Our operations may also be affected if too many competing properties are built in any of these areas or supply otherwise increases or exceeds demand. We cannot assure you that these locations will grow or will remain favorable to technology-related real estate such as our properties.

As of December 31, 2016, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of December 31, 2016 total annualized rent (1)
New York	11.8%
Northern Virginia	11.7%
London, United Kingdom	11.3%
Dallas	10.3%
Silicon Valley	8.7%
Chicago	8.3%
Phoenix	5.9%
San Francisco	4.5%
Singapore	3.8%
Atlanta	3.2%
Seattle	3.0%
Boston	2.9%
Los Angeles	2.5%
Other	12.1%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2016, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2016 was approximately $16.2 million.

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
At December 31, 2016, we had approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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
We continually evaluate the market of available properties and businesses and may acquire additional real estate when opportunities exist. Our ability to acquire properties or businesses on favorable terms may be subject to the following significant risks:

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
Even if we are able to make acquisitions on advantageous terms, our ability to successfully operate them may be subject to the following significant risks:

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations;

•	acquired properties may be subject to reassessment, which may result in higher than expected property tax payments; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates on acquired properties.
If we cannot integrate and operate acquired properties or businesses to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. We acquired Telx in October 2015 and a portfolio of European properties in July 2016, which we refer to as the European Portfolio. There can be no assurance that we will be able to successfully integrate Telx or the European Portfolio with our business or otherwise realize the expected benefits of these acquisitions. Our ability to realize the anticipated benefits of these acquisitions depends, to a large extent, on our ability to integrate Telx and the European Portfolio with our business. The combination of two independent businesses can be a complex, costly and time-consuming process. Our business may be negatively impacted if we are unable to effectively manage our expanded operations. Further, the integration process requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business.

The expected synergies from the acquisitions may not be fully realized, which could result in increased costs and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, among other potential adverse consequences.
The risks of combining businesses include, among others:

•	we may have underestimated the costs to make any necessary improvements to the acquired properties;

•	the acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	we may face difficulties in integrating employees and in retaining key personnel; and

•	we may face challenges in keeping existing customers, including key magnet customers, which could adversely impact interconnection and colocation revenue.

 Many of these risks are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of our management’s time and energy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if our operations are integrated successfully with the operations of our acquisitions, we may not realize the full benefits of the the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the acquisitions and negatively impact the price of our common stock.
Due to the acquisition of Telx and the European Portfolio, we may be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers.
Telx and the European Portfolio may be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. With respect to the Telx Acquisition, we have entered into an insurance policy with a syndicate of insurers providing for coverage for breaches of certain representations and warranties contained in the Agreement and Plan of Merger, subject to certain exclusions and a deductible. However, there can be no assurance that we will recover any amounts with respect to losses due to breaches of Telx’s representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with Telx or the European Portfolio may exceed our expectations, which may adversely affect our business, financial condition and results of operations.
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
Our total consolidated indebtedness at December 31, 2016 was approximately $5.8 billion, and we may incur significant additional debt to finance future acquisition and development activities. As of December 31, 2016, we have a $2.0 billion global revolving credit facility, which has a borrowing limit that we may increase to up to $2.5 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2016, approximately $1.8 billion was available under this facility, net of outstanding letters of credit. As of February 27, 2017, we had approximately $1.6 billion available under the refinanced global revolving credit facility, net of outstanding letters of credit.

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

Our global revolving credit facility, term loan facility, 5.875% notes due 2020, 3.400% notes due 2020, 5.250% notes due 2021, 3.950% notes due 2022, 3.625% notes due 2022,4.75% notes due 2023, 2.625% notes due 2024, 4.250% guaranteed notes due 2025, and 4.750% notes due 2025 restrict our ability to engage in some business activities. Our global revolving credit facility and term loan facility contain negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to create, incur or assume liens; and

•	require us to maintain financial coverage ratios, including with respect to unencumbered assets.
In addition, the global revolving credit facility and the term loan facility restrict Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax.
In addition, our 5.875% notes due 2020, or the 5.875% 2020 notes, our 3.400% notes due 2020, or the 3.400% 2020 notes, our 5.250% notes due 2021, or the 2021 notes, our 3.950% notes due 2022, or the 3.950% 2022 notes, our 3.625% notes due 2022, or the 3.625% 2022 notes, our 4.75% notes due 2023, or the 2023 notes, our 2.625% notes due 2024, or the 2024 notes, our 4.250% notes due 2025, or the 4.250% 2025 notes, and our 4.750% notes due 2025, or the 4.750% 2025 notes, are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facility and term loan facility, could cause us to default on our 5.875% 2020 notes, 3.400% 2020 notes, 2021 notes, 3.950% 2022 notes, 3.625% 2022 notes, 2023 notes, 2024 notes, 4.250% 2025 notes and 4.750% 2025 notes, global revolving credit facility or term loan facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 90% of our total indebtedness as of December 31, 2016 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
We have owned or managed certain of our properties for a limited time.
Our portfolio consisted of 145 properties at December 31, 2016, including 14 properties held as investments in unconsolidated joint ventures. Forty-four of our properties have been under our management for less than five years. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.
We may have difficulty managing our growth.
We have significantly and rapidly expanded the size of our Company. Our growth may significantly strain our management, operational and financial resources and systems. In addition, as a reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on our management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact financial condition, results of operations and our cash available for distribution.

Potential losses may not be covered by insurance.
We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. Although we purchase earthquake insurance, it is subject to high deductibles and a significant portion of our properties is located in seismically active zones such as California, which represents approximately 16% of our portfolio’s annualized rent as of December 31, 2016. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. In addition, we may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.
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
Because many of our properties contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific data center user or technology industry tenant and could require significant modification in order for us to re-lease vacant space to another data center user or technology industry tenant. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. In addition, our development space will generally require substantial improvement to be suitable for data center use. For the same reason, our properties also may not be suitable for leasing to traditional office tenants without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.
Our data center infrastructure may become obsolete, and we may not be able to upgrade our power and cooling systems cost-effectively, or at all.
Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat in our data center facilities. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers which could adversely impact our business, financial condition and results of operations.
Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.
We owned 41 properties located outside of the United States at December 31, 2016. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

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
We are a global company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital in the United Kingdom. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
We depend on third parties to provide network connectivity to the tenants in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
We are not a telecommunications carrier. Although our tenants generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving the locations of our data centers in order to attract and retain tenants. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our tenants and, in turn, our own operating results.
Our new data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have started to obtain the right to use network resources owned by other companies, including rights to use dark fiber, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new tenants or retain existing tenants, which could have an adverse effect on our business, financial condition and results of operations.
Failure to attract, grow and retain a balanced customer base, including key magnet customers, could harm our business and operating results.

Our ability to attract, grow and retain a balanced customer base, consisting of a variety of enterprises, including companies, such as financial services companies, and social, mobile, analytics, cloud, digital content and network service providers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Balanced customer bases within each facility will enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.
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
Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our customer leases include terms requiring us to meet certain service level commitments to our customers. Any failure to meet these or other commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, monetary damages, or, in certain cases of repeated failures, the right by the customer to terminate the lease. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability and monetary damages and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for service disruptions, equipment failures or physical or electronic security breaches in our data centers. Any such failures could materially adversely affect our business, financial condition and results of operations.
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

We may be vulnerable to breaches, or unauthorized access to or disruption, of our physical and information security infrastructure and systems, any of which could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

Security breaches, or disruption, of our or our customers' physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. We may be required to expend significant financial resources to protect against or to remediate such security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, loss of existing or potential customers, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Although our customers’ computing equipment resides in our buildings, we do not have access to, nor do we have knowledge of, what data is being housed and processed on their equipment.  In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data.  Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law.  We may not be able to limit our liability or damages in the event of such a loss.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, Digital Realty Trust, Inc. is subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. See “Risks Related to Our Organizational Structure—Tax consequences upon sale or refinancing.” While Digital Realty Trust, Inc. has exclusive authority under Digital Realty Trust, L.P.’s limited partnership agreement to determine whether, when, and on what terms to sell a property, any such decision would require the approval of Digital Realty Trust, Inc.’s board of directors. These limitations may affect our ability to sell properties. This lack of liquidity and the Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to access capital necessary to meet our debt payments and other obligations.
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

In addition, some of our tenants, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. We could be held jointly and severally liable under CERCLA and various state laws for the investigation and remediation of hazardous substances released by our tenants. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We cannot assure you that costs of investigation and remediation of environmental matters will not affect our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders and distributions to Digital Realty Trust, L.P.’s unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of the properties in our portfolio does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation or are subject to awards of damages to private litigants, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
We may incur significant costs complying with other regulations.
The properties in our portfolio are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. If we fail to comply with these various regulations, we may have to pay fines or damage awards to private litigants. In addition, we do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations.
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
Digital Realty Trust, L.P.’s partnership agreement contains provisions that may delay, defer or prevent a change of control transaction. Digital Realty Trust, L.P.’s partnership agreement provides that Digital Realty Trust, Inc. may not engage in any merger, consolidation or other combination with or into another person, any sale of all or substantially all of its assets or any reclassification, recapitalization or change of its outstanding equity interests unless the transaction is approved by the holders of common units and long-term incentive units representing at least 35% of the aggregate percentage interests of all holders of common units and long-term incentive units and either:

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

Upon the occurrence of specified change of control transactions, holders of our series F preferred stock, series G preferred stock, series H preferred stock and series I preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series F preferred stock, series G preferred stock, series H preferred stock or series I preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series F preferred stock, series G preferred stock, series H preferred stock and series I preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that otherwise could provide the holders of our common stock, series F preferred stock, series G preferred stock, series H preferred stock and series I preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
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

Digital Realty Trust, Inc. currently has 7,300,000 shares of 6.625% series F cumulative redeemable preferred stock outstanding, 10,000,000 shares of 5.875% series G cumulative redeemable preferred stock outstanding, 14,600,000 shares of 7.375% series H cumulative redeemable preferred stock outstanding and 10,000,000 shares of 6.350% series I cumulative redeemable preferred stock outstanding, which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of the series F preferred stock, series G preferred stock, series H preferred stock or series I preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.
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
Legislative or other actions could have a negative effect on our stockholders or us.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect Digital Realty Trust, Inc.’s stockholders, Digital Realty Trust, L.P.’s unitholders and us. We cannot predict how changes in the tax laws might affect our investors and us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect Digital Realty Trust, Inc.’s ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Moreover, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.
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
Digital Realty Trust, Inc.’s charter provides that its board of directors may revoke or otherwise terminate its REIT election, without the approval of its stockholders, if it determines that it is no longer in Digital Realty Trust, Inc.’s best interests to continue to qualify as a REIT. If Digital Realty Trust, Inc. ceases to qualify as a REIT, it would become subject to U.S. federal income tax on its taxable income and it would no longer be required to distribute most of its taxable income to its stockholders and, accordingly, distributions Digital Realty Trust, L.P. makes to its unitholders could be similarly reduced.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES

Our Portfolio
As of December 31, 2016, our portfolio consisted of 145 operating properties, including 14 properties held as investments in unconsolidated joint ventures, of which 104 are located throughout the United States, 32 are located in Europe, four are located in Asia, three are located in Australia and two are located in Canada, and contain a total of approximately 26.1 million rentable square feet, including 2.0 million square feet of space under active development and 1.1 million square feet of space held for future development. The following table presents an overview of our portfolio of properties, including the 14 properties held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2016. All properties are held in fee simple except as otherwise indicated. Please refer to note 7 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2016.

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)

North America

New York
111 8th Avenue (7)(8)	Oct-06	Internet Gateway	166,177	—	5,449	$49,873	83.8%	$358.14
365 S Randolphville Road	Feb-08	Data Center	309,909	—	41,539	30,412	97.0%	101.17
60 Hudson Street (8)	Oct-15	Internet Gateway	163,520	—	—	23,887	53.7%	272.03
3 Corporate Place	Dec-05	Data Center	276,931	—	—	20,661	100.0%	74.61
60 & 80 Merritt Boulevard	Jan-10	Data Center	210,168	—	17,598	19,206	92.8%	98.47
300 Boulevard East	Nov-02	Data Center	346,819	—	22,962	16,810	92.4%	52.46
2 Peekay Drive (8)	Oct-15	Data Center	102,562	—	112,329	10,008	66.5%	146.74
32 Avenue of Americas (8)	Oct-15	Internet Gateway	119,411	—	13,087	9,014	58.8%	128.38
100 Delawanna Avenue	Oct-15	Data Center	183,137	—	—	8,667	59.7%	79.27
410 Commerce Boulevard (7)	Aug-12	Data Center	27,943	—	—	5,521	100.0%	197.58
701 Union Boulevard (9)	Oct-12	Data Center	—	—	—	30	—	—
3 Corporate Place Annex	Dec-05	Data Center	—	—	100,515	—	—	—
Total			1,906,577	—	313,479	$194,089	83.7%	$121.62

Northern Virginia
43940 Digital Loudoun Plaza (Bldg G)	Apr-11	Data Center	344,018	32,484	16,209	$35,892	99.2%	$105.17
44060 Digital Loudoun Plaza (Bldg K)	Mar-07	Data Center	269,227	—	15,236	33,683	99.1%	126.25
43881 Devin Shafron Drive (Bldg B)	Mar-07	Data Center	180,000	—	—	19,056	100.0%	105.87
44100 Digital Loudoun Plaza (Bldg J)	Oct-06	Data Center	151,364	62,995	—	18,440	80.9%	150.59
43830 Devin Shafron Drive (Bldg F)	May-09	Data Center	101,300	—	11,950	13,060	99.8%	129.18
43791 Devin Shafron Drive (Bldg D)	Apr-11	Data Center	135,000	—	—	11,930	95.5%	92.53
4050 Lafayette Center Drive	Jul-10	Data Center	42,374	—	—	7,490	99.0%	178.54
45901 & 45845 Nokes Boulevard	Dec-09	Data Center	167,160	—	—	5,191	100.0%	31.05
44470 Chilum Place	Feb-07	Data Center	95,440	—	—	4,878	100.0%	51.11
4030 Lafayette Center Drive	Jul-10	Data Center	72,696	—	—	4,501	100.0%	61.92
4040 Lafayette Center Drive	Jul-10	Data Center	30,339	—	—	4,042	100.0%	133.23
21110 Ridgetop Circle	Jan-07	Data Center	135,513	—	—	3,271	100.0%	24.14
21561 & 21571 Beaumeade Circle	Dec-09	Data Center	164,453	—	—	3,125	100.0%	19.00
1506 & 44874 Moran Rd	Dec-11	Data Center	78,295	—	—	2,515	100.0%	32.12
43831 Devin Shafron Drive (Bldg C)	Mar-07	Data Center	117,071	—	—	1,682	100.0%	14.37
8100 Boone Boulevard (7)	Mar-07	Data Center	17,015	—	—	675	34.7%	114.33
44274 Roundtable Plaza (Bldg L)	Mar-07	Data Center	—	475,889	—	—	—	—
43780 Digital Loudoun Plaza (Bldg H)	Oct-06	Data Center	—	223,580	—	—	—	—
Total			2,101,265	794,948	43,395	$169,431	97.5%	$82.70

Dallas
2323 Bryan Street	Jan-02	Internet Gateway	453,549	—	23,568	$20,426	71.7%	$62.81
907 Security Row	Sep-09	Data Center	120,576	—	17,874	15,417	97.2%	131.54
1232 Alma Road	Sep-09	Data Center	105,726	—	—	14,901	100.0%	140.94
2440 Marsh Lane	Jan-03	Data Center	135,250	—	—	13,786	84.8%	120.20
900 Quality Way	Sep-09	Data Center	114,922	—	—	13,287	98.6%	117.26
4849 Alpha Road	Apr-04	Data Center	125,538	—	—	12,419	100.0%	98.93
850 East Collins	Sep-09	Data Center	121,366	—	—	12,168	88.0%	113.93
2501 S. State Hwy. 121	Feb-12	Data Center	831,372	—	—	11,787	96.5%	14.69
4025 Midway Road	Jan-06	Data Center	93,386	—	7,204	10,428	95.1%	117.42
950 East Collins	Sep-09	Data Center	121,286	—	—	9,713	100.0%	80.08
11830 Webb Chapel Road	Aug-04	Data Center	365,647	—	—	9,011	98.0%	25.15
400 S. Akard	Jun-12	Internet Gateway	269,563	—	—	8,775	95.5%	34.09
1215 Integrity Drive	Sep-09	Data Center	61,750	56,126	—	4,326	96.8%	72.37
8435 N Stemmons Freeway	Oct-15	Data Center	34,903	—	—	3,462	58.4%	169.84
1210 Integrity Drive (7)	Sep-09	Data Center	74,514	264,927	—	3,024	34.0%	119.36
904 Quality Way	Sep-09	Data Center	62,636	—	—	1,038	100.0%	16.57

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
17201 Waterview Parkway	Jan-13	Data Center	61,750	—	—	704	100.0%	$11.40
Total			3,153,734	321,053	48,646	$164,672	90.9%	$57.44

Chicago
350 E Cermak Road	May-05	Internet Gateway	1,133,739	—	—	$86,477	92.5%	$82.46
9355 Grand Avenue	May-12	Data Center	223,155	—	14,639	30,879	96.1%	143.99
9333 Grand Avenue	May-12	Data Center	109,826	—	7,689	11,964	86.8%	125.50
600-780 S. Federal	Sep-05	Internet Gateway	142,283	—	19,264	9,195	87.1%	74.20
9377 Grand Avenue	May-12	Data Center	—	176,730	—	—	—	—
Total			1,609,003	176,730	41,592	$138,515	92.1%	$93.47

Silicon Valley
2805 Lafayette Street (11)	Aug-10	Data Center	145,780	—	—	$17,485	90.3%	$132.83
3011 Lafayette Street	Jan-07	Data Center	90,780	—	—	11,532	100.0%	127.03
1100 Space Park Drive	Nov-04	Internet Gateway	165,296	—	—	11,496	84.3%	82.50
1350 Duane & 3080 Raymond	Oct-09	Data Center	185,000	—	—	11,331	100.0%	61.25
1500 Space Park Drive	Sep-07	Data Center	51,615	—	—	10,495	100.0%	203.33
3105 Alfred Street	May-10	Data Center	49,858	—	—	10,169	98.8%	206.44
1525 Comstock Street	Sep-07	Data Center	42,385	—	—	9,615	100.0%	226.85
2045 & 2055 LaFayette Street	May-04	Data Center	300,000	—	—	9,270	100.0%	30.90
1725 Comstock Street	Apr-10	Data Center	39,643	—	—	7,539	100.0%	190.17
150 South First Street	Sep-04	Data Center	179,761	—	—	7,487	97.2%	42.85
2820 Northwestern Parkway (8)	Oct-15	Data Center	37,587	—	—	5,722	46.5%	327.38
1201 Comstock Street	Jun-08	Data Center	24,000	—	—	5,174	100.0%	215.58
2334 Lundy Place	Dec-02	Data Center	130,752	—	—	5,093	100.0%	38.95
2401 Walsh Street	Jun-05	Data Center	167,932	—	—	4,190	100.0%	24.95
2403 Walsh Street	Jun-05	Data Center	103,940	—	—	2,593	100.0%	24.95
3205 Alfred Street	May-10	Data Center	—	65,680	—	—	—	—
Total			1,714,329	65,680	—	$129,191	96.2%	$78.34

Phoenix
2121 South Price Road	Jul-10	Data Center	508,173	—	—	$67,151	87.9%	$150.33
120 E. Van Buren	Jul-06	Internet Gateway	287,514	—	—	19,092	61.0%	108.86
2055 East Technology Circle (10)	Oct-06	Data Center	76,350	—	—	8,477	89.7%	123.78
1900 S. Price Road	Jan-13	Data Center	118,348	—	108,926	—	—	—
Total			990,385	—	108,926	$94,720	69.7%	$137.22

Atlanta
56 Marietta Street	Oct-15	Internet Gateway	152,618	—	—	$35,879	97.1%	$242.11
375 Riverside Parkway	Jun-03	Data Center	250,191	—	—	9,164	100.0%	36.63
760 Doug Davis Drive	Dec-11	Data Center	334,306	—	—	6,745	99.9%	20.20
101 Aquila Way	Apr-06	Data Center	313,581	—	—	1,504	100.0%	4.80
250 Williams Street	Oct-15	Data Center	—	38,459	—	—	—	—
Total			1,050,696	38,459	—	$53,292	99.6%	$50.92

San Francisco
200 Paul Avenue 1-4	Nov-04	Internet Gateway	481,571	—	18,522	$28,641	69.5%	$85.57
365 Main Street	Jul-10	Internet Gateway	226,980	—	—	27,267	68.0%	176.66
720 2nd Street	Jul-10	Data Center	121,220	—	—	15,373	61.9%	204.88
360 Spear Street	Dec-11	Data Center	154,950	—	—	4,345	49.5%	56.65
Total			984,721	—	18,522	$75,626	65.1%	$117.97

Boston
128 First Avenue	Jan-10	Data Center	274,750	—	—	$20,924	81.1%	$93.90
55 Middlesex Turnpike	Jan-10	Data Center	101,067	—	—	12,314	86.3%	141.18
105 Cabot Street	Jan-10	Data Center	55,082	—	50,649	4,528	59.2%	138.86
115 Second Avenue	Oct-05	Data Center	66,730	—	—	4,227	100.0%	63.34
600 Winter Street	Sep-06	Data Center	30,400	—	—	807	100.0%	26.55
Total			528,029	—	50,649	$42,800	83.3%	$97.31

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)

Los Angeles
600 West Seventh Street	May-04	Internet Gateway	489,722	—	—	$25,652	87.8%	$59.66
2260 East El Segundo Boulevard	Jul-10	Data Center	132,240	—	—	11,484	85.7%	101.33
200 North Nash Street	Jun-05	Data Center	113,606	—	—	2,835	100.0%	24.95
3015 Winona Avenue	Dec-04	Data Center	82,911	—	—	1,810	100.0%	21.83
Total			818,479	—	—	$41,781	90.4%	$56.47

Houston
Digital Houston	Apr-06	Data Center	392,816	—	13,969	$19,528	86.3%	$57.60
Total			392,816	—	13,969	$19,528	86.3%	$57.60

Toronto, Canada
371 Gough Road	Mar-13	Data Center	90,874	13,434	—	$9,066	87.3%	$114.28
6800 Millcreek Drive	Apr-06	Data Center	83,758	—	—	2,243	100.0%	26.78
Total			174,632	13,434	—	$11,309	93.4%	$69.34

Denver
11900 East Cornell Avenue	Sep-12	Data Center	285,840	—	—	$6,554	94.3%	$24.31
8534 Concord Center Drive	Jun-05	Data Center	85,660	—	—	4,135	100.0%	48.27
Total			371,500	—	—	$10,689	95.6%	$30.10

Austin
7500 Metro Center Drive	Dec-05	Data Center	85,688	—	—	$5,473	38.5%	$165.90
7401 E. Ben White Blvd Building 7 - 9	May-13	Data Center	203,235	—	—	1,458	75.4%	9.51
8025 North Interstate 35	May-12	Data Center	62,237	—	—	1,058	100.0%	17.00
Total			351,160	—	—	$7,989	70.7%	$32.18

Portland
3825 NW Aloclek Place	Aug-11	Data Center	48,571	—	—	$6,022	83.1%	$149.20
Total			48,571	—	—	$6,022	83.1%	$149.20

Miami
36 NE 2nd Street	Jan-02	Internet Gateway	134,284	22,535	5,312	$5,010	94.1%	$39.65
2300 NW 89th Place	Sep-06	Data Center	64,174	—	—	963	100.0%	15.01
Total			198,458	22,535	5,312	$5,973	96.0%	$31.35

Minneapolis/St. Paul
1500 Towerview Road	Mar-13	Data Center	328,765	—	—	$5,343	100.0%	$16.25
1125 Energy Park Drive	Mar-05	Data Center	78,164	—	—	431	22.2%	24.84
Total			406,929	—	—	$5,774	85.1%	$16.67

Charlotte
125 North Myers	Aug-05	Internet Gateway	25,402	—	—	$1,684	100.0%	$66.29
731 East Trade Street	Aug-05	Internet Gateway	40,879	—	—	1,512	100.0%	36.99
113 North Myers	Aug-05	Internet Gateway	29,217	—	—	1,435	100.0%	49.12
Total			95,498	—	—	$4,631	100.0%	$48.49

Sacramento
11085 Sun Center Drive	Sep-11	Data Center	69,048	—	—	$3,145	100.0%	$45.55
Total			69,048	—	—	$3,145	100.0%	$45.55

Seattle
3433 S 120th Place (8)	Oct-15	Data Center	40,402	—	75,519	$1,942	67.0%	$71.74
Total			40,402	—	75,519	$1,942	67.0%	$71.74

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)

EUROPE

London, United Kingdom
Unit 21 Goldsworth Park Trading Estate (11)	Jul-12	Data Center	417,996	46,456	15,548	$53,416	100.0%	$127.79
Sovereign House (11) (12)	Jul-16	Internet Gateway	65,100	—	—	27,035	74.5%	557.43
Watford (11)	Jul-12	Data Center	113,355	—	19,645	17,289	100.0%	152.52
3 St. Anne's Boulevard (11)	Dec-07	Data Center	96,384	—	—	14,790	91.3%	168.07
Fountain Court (11)	Jul-11	Data Center	131,771	—	—	14,646	77.0%	144.35
Croydon (11)	Jul-12	Data Center	120,000	—	—	13,209	100.0%	110.08
Oliver's Yard (11) (12)	Jul-16	Data Center	37,634	—	—	8,390	67.9%	328.33
Crawley (11)	Sep-13	Data Center	66,248	65,902	—	7,853	100.0%	118.54
Mundells Roundabout (11)	Apr-07	Data Center	113,464	—	—	6,954	100.0%	61.29
West Drayton (11) (12)	Jul-16	Data Center	58,200	—	—	6,885	47.6%	248.53
Cressex 1 (11)	Dec-07	Data Center	50,847	—	—	6,428	100.0%	126.42
2 St. Anne's Boulevard (11)	Sep-13	Data Center	30,612	—	—	4,004	100.0%	130.80
Bonnington House (11) (12)	Jul-16	Internet Gateway	14,078	—	20,277	3,891	100.0%	276.39
Meridian Gate (11) (12)	Jul-16	Data Center	17,943	—	—	3,064	68.4%	249.65
1 St. Anne's Boulevard (11)	Dec-07	Data Center	20,219	—	—	254	100.0%	12.56
Crawley 2	Sep-13	Data Center	—	105,569	—	—	—	—
Total			1,353,851	217,927	55,470	$188,108	92.4%	$150.37

Amsterdam, Netherlands
Amstel Business Park (13)	Jul-16	Data Center	31,823	—	—	$15,493	91.9%	$529.76
Science Park (12) (13)	Jul-16	Internet Gateway	100,644	—	48,393	7,234	62.0%	$115.93
Paul van Vlissingenstraat 16 (13)	Aug-05	Data Center	112,472	—	—	5,398	100.0%	$47.99
Cateringweg 5 (13)	Jun-10	Data Center	55,972	—	—	4,568	100.0%	$81.61
Naritaweg 52 (13)(14)	Dec-07	Data Center	63,260	—	—	2,381	100.0%	$37.64
Liverpoolweg 10 - The Netherlands (13)	Jun-13	Data Center	29,986	—	—	1,166	100.0%	$38.88
Gyroscoopweg 2E-2F (13)	Jul-06	Data Center	55,585	—	—	1,124	100.0%	$20.22
De President Business Park	Jul-13	Data Center	—	157,338	—	—	—	—
Total			449,742	157,338	48,393	$37,364	90.9%	$91.40

Dublin, Ireland
Unit 9 Blanchardstown Corporate Center (13)	Dec-06	Data Center	124,500	—	—	$7,337	100.0%	$58.93
Clonshaugh Industrial Estate (Eircom) (13)	Aug-05	Data Center	120,000	—	—	6,849	81.6%	$69.94
Profile Park (13)	Oct-11	Data Center	43,275	—	—	2,930	50.1%	$135.14
Clonshaugh Industrial Estate IE (13)	Feb-06	Data Center	20,000	—	—	1,151	100.0%	57.55
Total			307,775	—	—	$18,267	85.8%	$69.17

Frankfurt, Germany
Lyonerstrasse (12) (13)	Dec-15	Data Center	47,641	—	—	$8,492	56.6%	$314.93
Wilhem-Fay-Strasse	Jul-16	Data Center	—	120,030	—	—	—	—
Total			47,641	120,030	—	$8,492	56.6%	$314.93

Paris, France
1 Rue Jean-Pierre (13)	Dec-12	Data Center	104,666	—	—	$3,971	100.0%	$37.94
127 Rue de Paris (13)	Dec-12	Data Center	59,991	—	—	1,702	100.0%	28.37
Liet-dit ie Christ de Saclay (13)	Dec-12	Data Center	21,337	—	—	567	100.0%	26.57
Total			185,994	—	—	$6,240	100.0%	$33.55

Manchester, United Kingdom
Manchester Technopark (11)	Jun-08	Data Center	38,016	—	—	$1,574	100.0%	$41.40
Total			38,016	—	—	$1,574	100.0%	$41.40

Geneva, Switzerland
Chemin de l Epinglier 2 (13)	Nov-05	Data Center	59,190	—	—	$1,547	100.0%	$26.14
Total			59,190	—	—	$1,547	100.0%	$26.14

ASIA PACIFIC

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
Singapore
29A International Business Park (15)	Nov-10	Data Center	370,500	—	—	$59,306	97.6%	$164.01
3 Loyang Way (15)	Jun-15	Data Center	95,019	—	75,119	3,994	29.9%	140.58
Total			465,519	—	75,119	$63,300	83.8%	$162.26

Melbourne
Deer Park 2 (72 Radnor Drive) (16)	Jun-11	Data Center	52,988	—	—	$8,176	100.0%	$154.30
98 Radnor Drive (16)	Jun-11	Data Center	72,341	—	21,241	8,031	89.6%	123.90
Total			125,329	—	21,241	$16,207	94.0%	$137.57

Sydney
1-11 Templar Road (16)	Feb-11	Data Center	86,217	—	—	$11,734	84.9%	$160.30
23 Waterloo Road (16)	Nov-12	Data Center	51,990	—	—	1,096	100.0%	21.08
Total			138,207	—	—	$12,830	90.6%	$102.46

NON-DATACENTER PROPERTIES

34551 Ardenwood Boulevard	Jan-03	Technology Manufacturing	322,931	—	—	$4,353	62.7%	$21.50
2010 East Centennial Circle	May-03	Technology Manufacturing	113,405	—	—	3,194	100.0%	28.16
1 Solutions Parkway	Aug-07	Technology Office	156,000	—	—	2,597	100.0%	16.65
8201 E. Riverside Drive Building 4 - 6	May-13	Technology Manufacturing	133,460	—	—	1,096	81.7%	10.05
908 Quality Way	Sep-09	Technology Office	14,400	—	—	—	100.0%	—
Total			740,196	—	—	$11,240	80.4%	$18.89

Consolidated Portfolio Total/Weighted Average			20,917,693	2,020,816	920,232	$1,546,287	88.6%	$83.43

MANAGED UNCONSOLIDATED JOINT VENTURES

Northern Virginia
43915 Devin Shafron Drive (Bldg A) (17)	Sep-14	Data Center	132,280	—	—	$18,090	100.0%	$136.76
43790 Devin Shafron Drive (Bldg E) (17)	Sep-13	Data Center	152,138	—	—	3,527	100.0%	23.18
21551 Beaumeade Circle (17)	Sep-13	Data Center	152,504	—	—	2,281	100.0%	14.96
7505 Mason King Court (17)	Sep-13	Data Center	109,650	—	—	2,007	100.0%	18.30
Total			546,572	—	—	$25,905	100.0%	$47.40

Hong Kong
33 Chun Choi Street	Mar-12	Data Center	114,883	—	71,417	$17,255	80.8%	$185.89
Total			114,883	—	71,417	$17,255	80.8%	$185.89

Silicon Valley
4650 Old Ironsides Drive (17)	Sep-13	Data Center	124,383	—	—	$4,405	100.0%	$35.41
2950 Zanker Road (17)	Sep-13	Data Center	69,700	—	—	3,443	100.0%	49.40
4700 Old Ironsides Drive (17)	Sep-13	Data Center	90,139	—	—	2,249	100.0%	24.95
444 Toyama Drive (17)	Sep-13	Data Center	42,083	—	—	2,122	100.0%	50.42
Total			326,305	—	—	$12,219	100.0%	$37.45

Dallas
14901 FAA Boulevard (17)	Sep-13	Data Center	263,700	—	—	$5,587	100.0%	$21.19
900 Dorothy Drive (17)	Sep-13	Data Center	56,176	—	—	1,762	100.0%	31.37
Total			319,876	—	—	$7,349	100.0%	$22.97

New York
636 Pierce Street (17)	Mar-14	Data Center	108,336	—	—	$3,190	100.0%	$29.45
Total			108,336	—	—	$3,190	100.0%	$29.45

Managed Unconsolidated Portfolio Total/Weighted Average			1,415,972	—	71,417	$65,918	98.4%	$47.31

Managed Portfolio Total/Weighted Average			22,333,665	2,020,816	991,649	$1,612,205	89.2%

Digital Realty Share Total / Weighted Average (18)			21,235,352	2,020,816	955,941	$1,564,647	88.7%	$83.07

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
NON-MANAGED UNCONSOLIDATED JOINT VENTURES

Seattle								—
2001 Sixth Avenue		Data Center	400,369	—	—	$41,143	96.1%	$106.93
2020 Fifth Avenue		Data Center	51,000	—	—	6,774	100.0%
Total			451,369	—	—	$47,917	96.5%	$110.01

Non-Managed Portfolio Total/Weighted Average			451,369	—	—	$47,917	96.5%	$110.01

Portfolio Total/Weighted Average			22,785,034	2,020,816	991,649	$1,660,121	89.4%	$81.50

Held for Sale
200 Quannapowitt Parkway		Data Center	144,569	—	66,526	$5,312	81.1%	$45.31
3065 Gold Camp Drive		Data Center	40,394	—	23,397	2,986	100.0%	$73.92
7620 Metro Center Drive		Data Center	40,836	—	—	681	82.8%	20.14
			225,799	—	—	$8,979	84.8%	$46.89

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

(2)	Space under active development includes current base building and data center projects in progress.

(3)	Space held for future development includes space held for future data center development, and excludes space under active development.

(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2016 multiplied by 12.

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

(8)	Building represents leasehold interest from Telx Acquisition.

(9)	Building razed in 2013, included in land inventory.

(10)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.

(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2016 of $1.23 to £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.

(12)	Building represents leasehold interest from European Portfolio Acquisition.

(13)
Rental amounts were calculated based on the exchange rate in effect on December 31, 2016 of $1.05 to €1.00. PaulVan Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Cateringweg 5 are subject to ground leases, which expire in the years 2054, 2074, 2981 and 2059, respectively.

(14)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.

(15)
Rental amounts were calculated based on the exchange rate in effect on December 31, 2016 of $0.69 to S$1.00. 29A International Business Park is subject to a ground lease, which expires in the year 2038.

(16)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2016 of $0.72 to A$1.00.

(17)
These properties were contributed to unconsolidated joint ventures that were formed with an investment fund managed by Prudential Real Estate Investors (PREI®) and an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR).

(18)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Tenant Diversification
As of December 31, 2016, our portfolio was leased to over 2,200 companies, many of which are internationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2016 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet (1)(5)	Percentage of Net Rentable Square Feet (5)	Annualized Rent (2)(5)	Percentage of Annualized Rent (5)	Weighted Average Remaining Lease Term in Months
1	IBM (3)	23	957,317	5.1%	$121,795	7.8%	60
2	CenturyLink, Inc. (4)	49	2,304,934	12.2%	89,908	5.7%	59
3	Equinix	20	927,220	4.9%	52,891	3.4%	150
4	Oracle America, Inc.	10	313,496	1.7%	40,373	2.6%	40
5	AT&T	44	647,005	3.4%	38,823	2.5%	55
6	Facebook, Inc.	9	196,762	1.0%	34,523	2.2%	25
7	LinkedIn Corporation	4	289,589	1.5%	32,199	2.1%	96
8	JPMorgan Chase & Co.	16	258,810	1.4%	30,030	1.9%	50
9	Morgan Stanley	9	166,664	0.9%	22,931	1.5%	69
10	Verizon	53	238,300	1.3%	22,542	1.4%	67
11	Fortune 50 Software Company	6	385,758	2.0%	22,429	1.4%	70
12	SunGard Availability Services LP	9	259,350	1.4%	22,034	1.4%	102
13	Tata Communications	17	191,186	1.0%	21,746	1.4%	66
14	NTT Communications Company	14	227,400	1.2%	20,975	1.3%	58
15	Rackspace	4	172,723	0.9%	19,153	1.2%	139
16	HP Enterprise Services	5	117,097	0.6%	18,608	1.2%	28
17	Amazon	14	308,899	1.6%	17,596	1.1%	47
18	Uber Technologies, Inc.	4	106,617	0.6%	17,279	1.1%	54
19	eBay Inc	2	102,564	0.5%	16,975	1.1%	36
20	Navisite Europe Limited	4	123,045	0.6%	16,453	1.1%	87
	Total/Weighted Average		8,294,736	43.8%	$679,263	43.4%	72

(1)
Occupied square footage is defined as leases that commenced on or before December 31, 2016. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.

(2)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2016 multiplied by 12.

(3)	Represents leases with IBM and leases with Softlayer. IBM acquired Softlayer in July 2013.

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

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development at December 31, 2016) under lease as of December 31, 2016 (dollar amounts in thousands).

Square Feet Under Lease	Total Net Rentable Square Feet(1)(3)	Percentage of Net Rentable Square Feet(1)	Annualized Rent(2)(3)	Percentage of Annualized Rent
Available	2,393,002	11.3%	—	—
2,500 or less	1,460,868	6.9%	$289,335	18.5%
2,501 - 10,000	2,235,164	10.5%	270,721	17.3%
10,001 - 20,000	3,890,723	18.3%	451,664	28.9%
20,001 - 40,000	2,941,713	13.9%	250,683	16.0%
40,001 - 100,000	4,038,115	19.0%	182,943	11.7%
Greater than 100,000	4,275,767	20.1%	119,301	7.6%
Portfolio Total	21,235,352	100.0%	$1,564,647	100.0%

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2016 multiplied by 12.

(3)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2016 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development at December 31, 2016. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

Year	Square Footage of Expiring Leases (1)(4)	Percentage of Net Rentable Square Feet (4)	Annualized Rent (2)(4)	Percentage of Annualized Rent (4)	Annualized Rent Per Occupied Square Foot (4)	Annualized Rent Per Occupied Square Foot at Expiration (4)	Annualized Rent at Expiration
Available	2,393,002	11.3%
Month to Month (3)	213,770	1.0%	$37,143	2.4%	$174	$174	$37,162
2017	1,435,899	6.8%	204,868	13.1%	143	143	205,551
2018	2,042,504	9.6%	215,595	13.8%	106	108	219,876
2019	2,533,730	11.9%	250,480	16.0%	99	104	264,260
2020	2,095,115	9.9%	187,063	12.0%	89	95	198,860
2021	2,224,555	10.5%	159,037	10.2%	71	80	178,096
2022	1,800,975	8.5%	109,411	7.0%	61	68	123,298
2023	967,803	4.6%	77,366	4.9%	80	92	89,128
2024	1,149,822	5.4%	80,300	5.1%	70	76	87,915
2025	1,141,997	5.4%	75,150	4.8%	66	81	91,952
2026	643,903	3.0%	47,342	3.0%	74	91	58,823
Thereafter	2,592,278	12.1%	120,892	7.7%	47	64	165,250
Portfolio Total / Weighted Average	21,235,353	100.0%	$1,564,647	100.0%	$83	$91	$1,720,171

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2016 multiplied by 12.

(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2016, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

	High	Low	Dividends Declared
First Quarter 2015	$75.39	$63.30	$0.85000
Second Quarter 2015	$69.12	$62.76	$0.85000
Third Quarter 2015	$69.83	$60.66	$0.85000
Fourth Quarter 2015	$77.26	$64.11	$0.85000
First Quarter 2016	$89.34	$69.89	$0.88000
Second Quarter 2016	$109.08	$85.50	$0.88000
Third Quarter 2016	$113.21	$91.27	$0.88000
Fourth Quarter 2016	$98.79	$85.63	$0.88000
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
As of February 23, 2017, there were approximately 334 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.
There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 23, 2017, there were 50 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.
The following table sets forth, for the periods indicated, the distributions per common unit that our Operating Partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2015	$0.85000
Second Quarter 2015	$0.85000
Third Quarter 2015	$0.85000
Fourth Quarter 2015	$0.85000
First Quarter 2016	$0.88000
Second Quarter 2016	$0.88000
Third Quarter 2016	$0.88000
Fourth Quarter 2016	$0.88000
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

STOCK PERFORMANCE GRAPH
The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2011 through December 31, 2016, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2011 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX
Assumes $100 invested on December 31, 2011
Assumes dividends reinvested
To fiscal year ending December 31, 2016

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2011	100.0	100.0	100.0
December 31, 2012	106.1	116.0	117.8
December 31, 2013	81.2	153.6	120.7
December 31, 2014	115.8	174.6	157.3
December 31, 2015	139.1	177.0	161.3
December 31, 2016	187.6	198.2	175.2

•
This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.

•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2011.

SALES OF UNREGISTERED EQUITY SECURITIES
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the year ended December 31, 2016, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the year ended December 31, 2016, Digital Realty Trust, Inc. issued an aggregate of 33,948 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $1.4 million to our Operating Partnership and our Operating Partnership issued to Digital Realty Trust, Inc. an aggregate of 33,948 common units, as required by our Operating Partnership’s partnership agreement.

During the year ended December 31, 2016, Digital Realty Trust, Inc. issued an aggregate of 162,685 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2016, our Operating Partnership issued an aggregate of 162,685 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2016, an aggregate of 42,603 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 120,082 shares of common stock.
All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2016 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $12.2 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,542,511	$1,354,986	$1,256,086	$1,155,051	$990,715
Tenant reimbursements	355,903	359,875	350,234	323,286	272,309
Interconnection and other	204,317	40,759	—	—	—
Fee income	6,285	6,638	7,268	3,520	8,428
Other	33,197	1,078	2,850	402	7,615
Total operating revenues	2,142,213	1,763,336	1,616,438	1,482,259	1,279,067
Operating Expenses:
Rental property operating and maintenance	660,177	549,885	503,140	456,596	381,227
Property taxes	102,497	92,588	91,538	90,321	69,475
Insurance	9,492	8,809	8,643	8,743	9,600
Change in fair value of contingent consideration	—	(44,276)	(8,093)	(1,762)	(1,051)
Depreciation and amortization	699,324	570,527	538,513	475,464	382,553
General and administrative	152,733	105,549	93,188	65,653	57,209
Transaction expenses	20,491	17,400	1,303	4,605	11,120
Impairment on investments in real estate	—	—	126,470	—	—
Other	213	60,943	3,070	827	2,856
Total operating expenses	1,644,927	1,361,425	1,357,772	1,100,447	912,989
Operating income	497,286	401,911	258,666	381,812	366,078
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	17,104	15,491	13,289	9,796	8,135
Gain on insurance settlement	—	—	—	5,597	—
Gain on sale of properties	169,902	94,604	15,945	—	—
Gain on contribution of investment properties to unconsolidated joint venture	—	—	95,404	115,609	—
Gain on sale of equity investment	—	—	14,551	—	—
Interest and other income	(4,564)	(2,381)	2,663	139	1,892
Interest expense	(236,480)	(201,435)	(191,085)	(189,399)	(157,108)
Tax expense	(10,385)	(6,451)	(5,238)	(1,292)	(2,647)
Loss from early extinguishment of debt	(1,011)	(148)	(780)	(1,813)	(303)
Net income	431,852	301,591	203,415	320,449	216,047
Net income attributable to noncontrolling interests	(5,665)	(4,902)	(3,232)	(5,961)	(5,713)
Net income attributable to Digital Realty Trust, Inc.	426,187	296,689	200,183	314,488	210,334
Preferred stock dividends	(83,771)	(79,423)	(67,465)	(42,905)	(38,672)
Issuance costs associated with redeemed preferred stock	(10,328)	—	—	—	—
Net income available to common stockholders	$332,088	$217,266	$132,718	$271,583	$171,662
Per Share Data:
Basic income per share available to common stockholders	$2.21	$1.57	$1.00	$2.12	$1.48
Diluted income per share available to common stockholders	$2.20	$1.56	$0.99	$2.12	$1.48
Cash dividend per common share	$3.52	$3.40	$3.32	$3.12	$2.92

Weighted average common shares outstanding:
Basic	149,953,662	138,247,606	133,369,047	127,941,134	115,717,667
Diluted	150,679,688	138,865,421	133,637,235	128,127,641	116,006,577

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Net investments in real estate	$8,996,362	$8,770,212	$8,203,287	$8,384,086	$7,603,136
Total assets	12,192,585	11,416,063	9,526,784	9,626,830	8,819,214
Global revolving credit facility	199,209	960,271	525,951	724,668	723,729
Unsecured term loan	1,482,361	923,267	976,600	1,020,984	757,839
Unsecured senior notes, net of discount	4,153,797	3,712,569	2,791,758	2,364,232	1,738,221
Exchangeable senior debentures, net of discount	—	—	—	266,400	266,400
Mortgages and other secured loans, net of premiums	3,240	302,930	378,818	585,608	792,376
Total liabilities	7,060,288	6,879,561	5,612,546	5,980,318	5,320,830
Total stockholders equity	5,096,015	4,500,132	3,878,256	3,610,516	3,468,305
Noncontrolling interests in operating partnership	29,684	29,612	29,191	29,027	24,135
Noncontrolling interests in consolidated joint ventures	6,598	6,758	6,791	6,969	5,944
Total liabilities and equity	$12,192,585	$11,416,063	$9,526,784	$9,626,830	$8,819,214

	Year ended December 31,
	2016	2015	2014	2013	2012
Cash flows from (used in):
Operating activities	$912,262	$799,232	$655,888	$656,390	$542,948
Investing activities	(1,299,431)	(2,526,022)	(644,180)	(1,060,609)	(2,475,933)
Financing activities	351,931	1,749,029	(26,974)	401,832	1,948,635

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)
The following table sets forth selected consolidated financial and operating data on an historical basis for our operating partnership.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,542,511	$1,354,986	$1,256,086	$1,155,051	$990,715
Tenant reimbursements	355,903	359,875	350,234	323,286	272,309
Interconnection and other	204,317	40,759	—	—	—
Fee income	6,285	6,638	7,268	3,520	8,428
Other	33,197	1,078	2,850	402	7,615
Total operating revenues	2,142,213	1,763,336	1,616,438	1,482,259	1,279,067
Operating Expenses:
Rental property operating and maintenance	660,177	549,885	503,140	456,596	381,227
Property taxes	102,497	92,588	91,538	90,321	69,475
Insurance	9,492	8,809	8,643	8,743	9,600
Change in fair value of contingent consideration	—	(44,276)	(8,093)	(1,762)	(1,051)
Depreciation and amortization	699,324	570,527	538,513	475,464	382,553
General and administrative	152,733	105,549	93,188	65,653	57,209
Transaction expenses	20,491	17,400	1,303	4,605	11,120
Impairment on investments in real estate	—	—	126,470	—	—
Other	213	60,943	3,070	827	2,856
Total operating expenses	1,644,927	1,361,425	1,357,772	1,100,447	912,989
Operating income	497,286	401,911	258,666	381,812	366,078
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	17,104	15,491	13,289	9,796	8,135
Gain on insurance settlement	—	—	—	5,597	—
Gain on sale of property	169,902	94,604	15,945	—	—
Gain on contribution of investment properties to unconsolidated joint venture	—	—	95,404	115,609	—
Gain on sale of equity investment	—	—	14,551	—	—
Interest and other income	(4,564)	(2,381)	2,663	139	1,892
Interest expense	(236,480)	(202,800)	(191,085)	(189,399)	(157,108)
Tax expense	(10,385)	(6,451)	(5,238)	(1,292)	(2,647)
Loss from early extinguishment of debt	(1,011)	(148)	(780)	(1,813)	(303)
Net income	431,852	300,226	203,415	320,449	216,047
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(367)	(460)	(465)	(595)	444
Net income attributable to Digital Realty Trust, L.P.	431,485	299,766	202,950	319,854	216,491
Preferred units distributions	(83,771)	(79,423)	(67,465)	(42,905)	(38,672)
Issuance costs associated with redeemed preferred units	(10,328)	—	—	—	—
Net income available to common unitholders	$337,386	$220,343	$135,485	$276,949	$177,819
Per Unit Data:
Basic income per unit available to common unitholders	$2.21	$1.56	$1.00	$2.12	$1.48
Diluted income per unit available to common unitholders	$2.20	$1.55	$0.99	$2.12	$1.48

Cash distributions per common unit	$3.52	$3.40	$3.32	$3.12	$2.92
Weighted average common units outstanding:
Basic	152,359,680	140,905,897	136,122,661	130,462,534	119,861,380
Diluted	153,085,706	141,523,712	136,390,849	130,649,041	120,150,290

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Net investments in real estate	$8,996,362	$8,770,212	$8,203,287	$8,384,086	$7,603,136
Total assets	12,192,585	11,416,063	9,526,784	9,626,830	8,819,214
Global revolving credit facility	199,209	960,271	525,951	724,668	723,729
Unsecured term loan	1,482,361	923,267	976,600	1,020,984	757,839
Unsecured senior notes, net of discount	4,153,797	3,712,569	2,791,758	2,364,232	1,738,221
Exchangeable senior debentures, net of discount	—	—	—	266,400	266,400
Mortgages and other secured loans, net of premiums	3,240	302,930	378,818	585,608	792,376
Total liabilities	7,060,288	6,880,926	5,612,546	5,980,318	5,320,830
General partner’s capital	5,231,620	4,595,357	3,923,302	3,599,825	3,480,496
Limited partners’ capital	34,698	33,986	32,578	31,261	26,854
Accumulated other comprehensive income (loss)	(140,619)	(100,964)	(48,433)	8,457	(14,910)
Noncontrolling interests in consolidated joint ventures	6,598	6,758	6,791	6,969	5,944
Total liabilities and capital	$12,192,585	$11,416,063	$9,526,784	$9,626,830	$8,819,214

	Year ended December 31,
	2016	2015	2014	2013	2012
Cash flows from (used in):
Operating activities	$912,262	$799,232	$655,888	$656,390	$542,948
Investing activities	(1,299,431)	(2,526,022)	(644,180)	(1,060,609)	(2,475,933)
Financing activities	351,931	1,749,029	(26,974)	401,832	1,948,635

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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our Operating Partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to achieve our objectives by focusing on our core business of investing in and developing data centers. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development, acquisition of land for future development and acquisition of new properties. We target high quality, strategically located properties containing the physical and connectivity infrastructure that supports the applications and operations of data center and technology industry tenants and properties that may be developed for such use. Most of our data center properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus exclusively on owning, acquiring, developing and operating data centers because we believe that the growth in data center demand and the technology-related real estate industry generally will continue to outpace the overall economy.
As of December 31, 2016, we owned an aggregate of 145 operating properties, including 14 properties held as investments in unconsolidated joint ventures, with approximately 26.1 million rentable square feet including approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 14 parcels of developable land we own comprised approximately 414 acres. At December 31, 2016, approximately 2.0 million square feet was under construction for Turn-Key Flex®, colocation and Powered Base Building® products, all of which are expected to be income producing on or after completion, in six U.S. domestic metropolitan areas, three European metropolitan areas, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.2 million square feet of base building construction and 0.8 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on December 31, 2016 of $98.26, our ratio of debt to total enterprise value was approximately 26%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our Amended and Restated 2004 Incentive Award Plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
Revenue base. As of December 31, 2016, we owned 145 operating properties through our Operating Partnership, including 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout North America, with 32 properties located in Europe, four properties in Asia and three properties in Australia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of December 31, 2016 (3)	Square Feet of Space Held for Future Development as of December 31, 2016 (4)
2002	4		1,065,404	22,535	51,842
2003	4		821,777	—	—
2004	10	(5)	2,375,409	—	108,445
2005	18	(5)	2,777,191	—	119,779
2006	16		2,509,325	—	26,622
2007	11	(6)	1,378,590	—	—
2008	4		481,575	—	41,539
2009	8	(7)(9)(10)	1,894,094	321,053	29,824
2010	15		2,562,718	65,680	68,247
2011	11	(8)	1,887,371	319,059	52,686
2012	15		2,814,154	223,186	128,938
2013	10		1,141,002	329,356	108,926
2014	—		—	—	—
2015	10	(11)	929,159	225,599	276,054
2016	9	(12)	373,064	514,348	68,670
Operating properties owned as of December 31, 2016	145		23,010,833	2,020,816	1,081,572

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

(2)
Current net rentable square feet as of December 31, 2016, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of December 31, 2016, there were three properties held for sale; two were acquired in 2004 and one in 2005.

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

(12)	Includes eight properties that were added as part of the European Portfolio Acquisition, one of which is owned, with the remaining seven being leased from third parties.

As of December 31, 2016, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 89.4% leased excluding approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2016, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2018 are 16.4% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of December 31, 2016.

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

None of the Company's property sales to date represented a significant component or significant shift in strategy that would require discontinued operations presentation.

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
Foreign currency exchange risk. For the years ended December 31, 2016 and 2015,  we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development as of December 31, 2016, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 89.4% of our net rentable square feet.
As of December 31, 2016, we had over 2,200 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2016, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income we generate also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 21.1 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at December 31, 2016 is approximately 0.8 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased over 4.5 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of December 31, 2016, we had approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development, or approximately 12% of the total rentable space in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.4 million square feet of available space in our portfolio, which excludes approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development as of December 31, 2016 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 6.8% and 9.6% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2017 and 2018, respectively.
During the year ended December 31, 2016, we signed new leases totaling approximately 0.8 million square feet of space and renewal leases totaling approximately 1.4 million square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2016:

	Rentable Square Feet(1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	552,024	$139.54	$153.81	10.2%	$4.58	4.2
Powered Base Building ®	319,758	$22.76	$27.98	22.9%	$6.26	6.6
Colocation	320,846	$296.07	$308.18	4.1%	$0.20	1.3
Non-technical	222,939	$21.61	$25.69	18.9%	$0.69	2.9
New Leases Signed (5)
Turn-Key Flex ®	546,807	—	$174.97	—	$29.15	5.8
Powered Base Building ®	10,350	—	$44.99	—	$20.49	15.0
Colocation	99,318	—	$277.24	—	$31.34	2.2
Non-technical	110,735	—	$22.85	—	$20.57	8.2
Leasing Activity Summary
Turn-Key Flex ®	1,098,831	—	$164.34	—	—
Powered Base Building ®	330,108	—	$28.51	—	—
Colocation	420,164	—	$300.87	—	—
Non-technical	333,674	—	$24.75	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2016 to 2018.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2017 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the year ended December 31, 2016, rents on renewed space increased by an average of 10.2% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 22.9% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of December 31, 2016, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Metropolitan Area	Percentage of December 31, 2016 total annualized rent (1)
New York	11.8%
Northern Virginia	11.7%
London, United Kingdom	11.3%
Dallas	10.3%
Silicon Valley	8.7%
Chicago	8.3%
Phoenix	5.9%
San Francisco	4.5%
Singapore	3.8%
Atlanta	3.2%
Seattle	3.0%
Boston	2.9%
Los Angeles	2.5%
Other	12.1%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2016 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2016 was approximately $16.2 million.

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
In the absence of comprehensive federal climate change legislation, over the past several years, regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and states took the lead in regulating GHG emissions in the U.S. Under the Obama administration, EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The Trump administration has signaled that it intends to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus EPA’s mission away from such regulation.
The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. Further, President Trump has voiced opposition to the Clean Power Plan, and he could seek to eliminate it. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. The Trump administration may seek to revise or reverse these regulations.
As a result, states may drive near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030.
Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force on November 4, 2016. However, President Trump has signaled that he may withdraw the United States from the Paris Agreement. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit will impact the United Kingdom’s (or the EU’s) approach to climate change regulation. In Canada, the first compliance period under Ontario’s GHG cap-and-trade program began in January 2017. Climate change regulations are in various stages of implementation in other nations as well, including nations where we operate, such as Australia, where a GHG emissions cap was implemented in 2016.
The cost of electric power comprises a significant component of our operating expenses. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further legislation or regulations in the EU or other regions where we operate could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants. These matters could adversely impact our business, results of operations, or financial condition.

Interest rates. As of December 31, 2016, we had approximately $1.1 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $210.1 million and $364.3 million of variable rate debt that was outstanding on the 2016 global revolving credit facility and the unswapped portion of the 2016 unsecured term loan, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio of properties consists primarily of data centers. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand in key metropolitan areas such as Northern Virginia, Dallas and Chicago is largely in line with supply. We also continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

Telx and European Portfolio Acquisitions. We believe that the acquisitions of Telx and the European Portfolio will provide a number of strategic and financial benefits, including providing us a leading colocation and interconnection platform, a premium connectivity infrastructure and enhanced growth potential in attractive locations. However, there can be no assurance that we will realize the intended benefits of the Telx Acquisition and the European Portfolio Acquisition and they may divert management's attention, and disrupt our plans and operations. In addition, we may be subject to unknown or contingent liabilities related to Telx and the European Portfolio for which we may have no or limited recourse against the sellers.
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Item 8, Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Investments in Real Estate
Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the term and rate of in-place leases, the creditworthiness of the tenants, favorable or unfavorable financing, above- or below-market ground leases and numerous other factors.
Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the identifiable assets including intangibles and liabilities assumed based on our estimate of the fair value of such assets and liabilities. This includes determining the value of the property and improvements, land, ground leases, if any, and tenant improvements. Additionally, we evaluate the value of in-place leases on occupancy and market rent, the value of the tenant relationships, the value (or negative value) of above- (or below-) market leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to above- (or below-) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and tenant relationships, which is included in depreciation and amortization in our consolidated income statements.
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
Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begin, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are evaluated for impairment consistent with our impairment policies for long-lived assets. Capitalized costs are allocated to the specific components of a project that are benefited.
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
Revenue Recognition

Rental revenue is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized to date on a straight-line basis versus the contractual rental payments under the terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above- or below-market tenant leases as a reduction of rental revenue in the case of above-market leases or an increase to rental revenue in the case of below-market leases.

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

Results of Operations
The discussion below relates to our financial condition and results of operations for the years ended December 31, 2016, 2015 and 2014. A summary of our operating results from continuing operations for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Income Statement Data:
Total operating revenues	$2,142,213	$1,763,336	$1,616,438
Total operating expenses	(1,644,927)	(1,361,425)	(1,357,772)
Operating income	497,286	401,911	258,666
Other expenses, net	(65,434)	(100,320)	(55,251)
Net income	$431,852	$301,591	$203,415

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

We acquired the following real estate properties during the year ended December 31, 2016:

2016 Acquisitions

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

(1)
On July 5, 2016, the Company completed the acquisition of a portfolio of 8 high-quality, carrier-neutral data centers in Europe from Equinix, which we refer to as the European Portfolio Acquisition. The purchase price was $818.9 million in the aggregate (based on the exchange rate at the date of acquisition).

(2)
Represents currently vacant land which is not included in our operating property count. We completed 4 acquisitions of land parcels in the three months ended September 30, 2016 in Northern Virginia, Dallas and Chicago. Excludes capitalized closing costs on land acquisitions.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015 and Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Portfolio
As of December 31, 2016, our portfolio consisted of 145 operating properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 26.1 million rentable square feet including 2.0 million square feet of space under active development and 1.1 million square feet of space held for future development compared to a portfolio consisting of 139 operating properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 25.6 million rentable square feet including 1.3 million square feet of space under active development and 1.3 million square feet of space held for future development as of December 31, 2015 and a portfolio consisting of 131 operating properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.8 million square feet of space under active development and 1.3 million square feet of space held for future development as of December 31, 2014.
Revenues
Total operating revenues for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
Rental	$1,542,511	$1,354,986	$1,256,086	$187,525	$98,900	13.8%	7.9%
Tenant reimbursements	355,903	359,875	350,234	(3,972)	9,641	(1.1)%	2.8%
Interconnection and other	204,317	40,759	—	163,558	40,759	401.3%	—
Fee income	6,285	6,638	7,268	(353)	(630)	(5.3)%	(8.7)%
Other	33,197	1,078	2,850	32,119	(1,772)	2,979.5%	(62.2)%
Total operating revenues	$2,142,213	$1,763,336	$1,616,438	$378,877	$146,898	21.5%	9.1%

The following tables show revenues for the years ended December 31, 2016,  2015 and 2014 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Stabilized results for the year ended December 31, 2015 are shown prior to Telx-related eliminations that were completed in arriving at our consolidated financial results.   In an effort to make 2016 and 2015 stabilized results comparable, total operating revenues for the year ended December 31, 2016 are shown prior to Telx-related eliminations totaling $62.1 million.  Revenue totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized (including the eight properties acquired from Telx), properties that are classified as held for sale or were sold during the period, and the net Telx-related elimination of $62.1 million for the year ended December 31, 2016.

	Stabilized Year Ended December 31,			Pre-Stabilized and Other Year Ended December 31,
	2016	2015	Change	2016	2015	Change
Rental	$819,848	$820,862	$(1,014)	$722,663	$534,124	$188,539
Tenant reimbursements	213,117	214,079	(962)	142,786	145,796	(3,010)
Interconnection and other	6,509	5,257	1,252	197,808	35,502	162,306
Total operating revenues	$1,039,474	$1,040,198	$(724)	$1,063,257	$715,422	$347,835
Stabilized rental revenues and tenant reimbursement revenues remained flat for the year ended December 31, 2016 compared to the same period in 2015 primarily as a result of new leasing at our properties during the year ended December 31, 2016, the largest of which were for space at 2121 South Price Road and 2045 & 2055 Lafayette Street, offset by the British pound sterling and Euro weakening against the U.S. dollar.
Pre-stabilized and other revenue increases during the year ended December 31, 2016 were primarily a result of the Telx Acquisition and the European Portfolio Acquisition, which contributed approximately $209.0 million and $157.8 million to rental revenue and interconnection revenue, respectively, along with new leases at our properties during the year ended December 31, 2016, which were primarily leases of completed development space, the largest of which were for space at 44060 Digital Loudoun Plaza, 907 Security Row, 29A International Business Park and 9355 Grand Avenue, offset by a decrease in revenues as a result of properties sold during the year ended December 31, 2016.

	Stabilized Year Ended December 31,			Pre-Stabilized and Other Year Ended December 31,
	2015	2014	Change	2015	2014	Change
Rental	$784,946	$790,245	$(5,299)	$570,040	$465,841	$104,199
Tenant reimbursements	217,484	221,805	(4,321)	142,391	128,429	13,962
Interconnection and other	—	—	—	40,759	—	40,759
Total operating revenues	$1,002,430	$1,012,050	$(9,620)	$753,190	$594,270	$158,920
Stabilized rental revenues and tenant reimbursement revenues decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily as a result of newly vacant space at certain properties along with the British pound sterling and Euro weakening against the U.S. dollar, which was offset by new or renewed leases at certain of our properties during the year ended December 31, 2015, the largest of which were for space at 350 East Cermak Road, 4025 Midway Road and 1350 Duane Avenue.

Pre-stabilized and other revenue increases during the year ended December 31, 2015 were primarily a result of the Telx Acquisition, which contributed approximately $42.2 million and $38.9 million to rental revenue and interconnection revenue, respectively, along with new leases at our properties during the year ended December 31, 2015, which were primarily leases of completed development space, the largest of which were for space at 44060 Digital Loudoun Plaza, 29A International Business Park, Principal Park, Crawley and 2121 South Price Road.
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
Other
During the three months ended December 31, 2016, we recognized a non-cash gain on lease termination of approximately $29.2 million, as one of our tenants, as part of a lease termination, conveyed substantially all of its colocation and turn-key improvements to the Company.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
Rental property operating and maintenance	$660,177	$549,885	$503,140	$110,292	$46,745	20.1%	9.3%
Property taxes	102,497	92,588	91,538	9,909	1,050	10.7%	1.1%
Insurance	9,492	8,809	8,643	683	166	7.8%	1.9%
Change in fair value of contingent consideration	—	(44,276)	(8,093)	44,276	(36,183)	(100.0)%	447.1%
Depreciation and amortization	699,324	570,527	538,513	128,797	32,014	22.6%	5.9%
General and administrative	152,733	105,549	93,188	47,184	12,361	44.7%	13.3%
Transaction expenses	20,491	17,400	1,303	3,091	16,097	17.8%	1,235.4%
Impairment of investments in real estate	—	—	126,470	—	(126,470)	—	—
Other	213	60,943	3,070	(60,730)	57,873	(99.7)%	1,885.1%
Total operating expenses	$1,644,927	$1,361,425	$1,357,772	$283,502	$3,653	20.8%	0.3%
Interest expense	$236,480	$201,435	$191,085	$35,045	$10,350	17.4%	5.4%

The following tables show expenses for the years ended December 31, 2016, 2015 and 2014 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Stabilized results for the year ended December 31, 2015 are shown prior to Telx-related eliminations that were completed in arriving at our consolidated financial results. In an effort to make 2016 and 2015 stabilized results comparable, total operating expenses for the year ended December 31, 2016 are shown prior to Telx-related eliminations totaling $3.6 million.  Expense totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized (including the eight properties acquired from Telx), properties that are classified as held for sale or were sold during the period, and the net Telx-related elimination of $3.6 million for the year ended December 31, 2016.

	Stabilized Year Ended December 31,			Pre-Stabilized and Other Year Ended December 31,
	2016	2015	Change	2016	2015	Change
Rental property operating and maintenance	$294,854	$304,716	$(9,862)	$365,323	$245,169	$120,154
Property taxes	61,876	54,930	6,946	40,621	37,658	2,963
Insurance	6,603	6,699	(96)	2,889	2,110	779
Total operating expenses	$363,333	$366,345	$(3,012)	$408,833	$284,937	$123,896
Stabilized rental property operating and maintenance expenses decreased by approximately $9.9 million for the year ended December 31, 2016 compared to the same period in 2015 primarily as a result of lower utility expense due to decreased usage and vacancies at certain properties and operating efficiencies realized from the Telx Acquisition.
Stabilized property taxes increased by approximately $6.9 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of an additional property tax re-assessment recorded in 2016 at four properties within the stabilized pool along with a successful appeal in 2015 for taxes at one property in Texas within the stabilized pool.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $120.2 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of the Telx Acquisition and European Portfolio Acquisition, which contributed approximately $114.3 million to the increase.
Pre-stabilized and other property tax expense increased approximately $3.0 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of reassessed value increases at five properties within the pre-stabilized pool offset by the tax refund at one property in Singapore.

	Stabilized Year Ended December 31,			Pre-Stabilized and Other Year Ended December 31,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$295,752	$299,199	$(3,447)	$254,133	$203,941	$50,192
Property taxes	53,947	56,897	(2,950)	38,641	34,641	4,000
Insurance	5,765	5,831	(66)	3,044	2,812	232
Total operating expenses	$355,464	$361,927	$(6,463)	$295,818	$241,394	$54,424
Stabilized rental property operating and maintenance expenses decreased by approximately $3.4 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of the British pound sterling and Euro weakening against the U.S. dollar.
Stabilized property taxes decreased by approximately $3.0 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of successful appeals for taxes at two properties in Texas and one property in California within the stabilized pool during the year ended December 31, 2015.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $50.2 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of the Telx Acquisition, which contributed approximately $25.2 million to the increase, along with development projects being placed into service leading to higher utility expense in 2015.
Pre-stabilized and other property tax expense increased approximately $4.0 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of reassessed value increases at five properties within the pre-stabilized pool.

Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration decreased approximately $36.2 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of reducing the fair value related to the Sentrum acquisition by approximately $45.9 million during 2015. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date.

Depreciation and Amortization
Depreciation and amortization expense increased by approximately $128.8 million for the year ended December 31, 2016, compared to the same period in 2015, principally because of the Telx Acquisition and European Portfolio Acquisition, which contributed approximately $130.3 million to the increase, along with depreciation on development projects that were placed into service in late 2015 and during 2016, offset by properties sold during 2015 and 2016.

Depreciation and amortization expense increased by approximately $32.0 million for the year ended December 31, 2015, compared to the same period in 2014, principally because of the Telx Acquisition, which contributed approximately $30.7 million to the increase, along with depreciation on development projects that were placed into service in late 2014 and during 2015, offset by properties sold during 2014 and 2015.

General and Administrative

General and administrative expenses increased by approximately $47.2 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the Telx Acquisition and European Portfolio Acquisition along with the growth of our Company, with an increase in headcount from 2015 to 2016, resulting in additional compensation expense, along with higher professional fees and marketing expenses.

General and administrative expenses increased by approximately $12.4 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the Telx Acquisition along with the growth of our Company, with an increase in headcount from 2014 to 2015, resulting in additional compensation expense, along with higher professional fees and marketing expenses.

Transactions

Transaction expenses increased by approximately $3.1 million for the year ended December 31, 2016 compared to the same period in 2015, principally because of transaction expenses attributable to the European Portfolio Acquisition, which was completed in July 2016, offset by expenses attributable to the Telx Acquisition, which was completed in October 2015. Transaction expenses for the year ended December 31, 2016 also include integration expenses of approximately $8.9 million.
Transaction expenses increased by approximately $16.1 million for the year ended December 31, 2015, compared to the same period in 2014, principally because of the Telx Acquisition, which was completed in October 2015.

Other
Other expense increased by approximately $57.9 million for the year ended December 31, 2015 compared to the same period in 2014 due to the write off of straight-line rent receivables related to the Telx Acquisition ($75.3 million), which was partially offset by a gain related to the settlement of pre-existing tenant relationships with Telx ($14.4 million).

Interest Expense

Interest expense increased by approximately $35.0 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily as a result of the issuance of the 3.950% 2022 Notes in June 2015, the issuance of the 3.400% 2020 Notes and 4.750% 2025 Notes in October 2015 and the issuance of the 2024 Notes in April 2016, offset by lower interest expense on secured debt due to the paydown of several mortgage loans in 2015 and 2016.

Interest expense increased by approximately $10.4 million for the year ended December 31, 2015, as compared to the same period in 2014, primarily a result of the issuance of the 2022 Notes in June 2015, the issuance of the 2023 Notes in April 2014 and the $3.9 million of fees paid in 2015 related to an unused bridge facility, which was put in place in anticipation of the Telx Acquisition.
Impairment of Investments in Real Estate
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program was designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. During this process, we have evaluated the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. As of December 31, 2014, these properties did not meet the criteria to be classified as held for sale. We had no impairment losses during the years ended December 31, 2016 and 2015.
Gain on Sale of Properties

During the year ended December 31, 2016, we recognized a gain on sale of properties of $169.9 million primarily related to the disposition of (i) 47700 Kato Road and 1055 Page Avenue, which sold for $37.5 million in January 2016, (ii) a four-property portfolio composed of 210 N. Tucker Boulevard, 900 Walnut Street, 251 Exchange Place and 1807 Michael Faraday Court, which sold for $114.5 million in the aggregate in July 2016, and (iii) 114 Ambroise Croizat, which sold for $212.0 million in August 2016.

During the year ended December 31, 2015, we recognized a gain on sale of properties of $94.6 million related to the disposition of 100 Quannapowitt, which sold for $31.1 million in February 2015, 3300 East Birch Street, which sold for $14.2 million in March 2015, 833 Chestnut Street, which sold for $160.8 million in April 2015, and 650 Randolph Road, which sold for $9.2 million in December 2015.

During the year ended December 31, 2014, we recognized a gain on sale of property of $15.9 million, related to the disposition of 6 Braham Street, which sold for £25.0 million (or approximately $41.5 million based on the exchange rate as of April 7, 2014, the date of sale).
Gain on Contribution of Properties to Unconsolidated Joint Ventures
During the year ended December 31, 2014, we recognized gains of $95.4 million related to the contribution of two properties to two unconsolidated joint ventures. We received net proceeds of approximately $178.9 million in connection with these two transactions and retained a 20% interest in each of the joint ventures. We had no transfers of properties to unconsolidated joint ventures during the years ended December 31, 2016 and 2015.

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
Our Parent Company issues public equity from time to time, but generally does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by our Operating Partnership. Our Parent Company itself does not hold any indebtedness other than guarantees of the indebtedness of our Operating Partnership and certain of its subsidiaries and affiliates and an intercompany loan that was made and repaid in 2015, and its only material asset is its ownership of partnership interests of our Operating Partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our Parent Company and our Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our Parent Company and an intercompany loan that was made and repaid during 2015. However, all debt, other than the intercompany loan, is held directly or indirectly at our Operating Partnership level. Our Parent Company’s principal funding requirement is the payment of dividends on its common and preferred stock. Our Parent Company’s principal source of funding for its dividend payments is distributions it receives from our Operating Partnership.
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
On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2016 and 2015. As of December 31, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

Our Parent Company declared the following dividends on its common and preferred stock during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

Date dividend declared	Dividend payable date	Series E Preferred Stock		Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Series I Preferred Stock		Common Stock
February 11, 2014	March 31, 2014	$5,031		$3,023	$3,672	$—		$—		$106,743	(1)
April 29, 2014	June 30, 2014	5,031		3,023	3,672	7,104	(2)	—		112,357	(1)
July 21, 2014	September 30, 2014	5,031		3,023	3,672	6,730		—		112,465	(1)
November 4, 2014	December 31, 2014 for Preferred Stock; January 15, 2015 for Common Stock	5,031		3,023	3,672	6,730		—		112,538	(1)
		$20,124		$12,092	$14,688	$20,564		$—		$444,103
February 25, 2015	March 31, 2015	$5,031		$3,023	$3,672	$6,730		$—		$115,419	(3)
May 12, 2015	June 30, 2015	5,031		3,023	3,672	6,730		—		115,458	(3)
August 11, 2015	September 30, 2015	5,031		3,023	3,672	6,730		—		115,454	(3)
November 12, 2015	December 31, 2015 for Preferred Stock; January 15, 2016 for Common Stock	5,031		3,023	3,672	6,730		5,600	(4)	124,417	(3)
		$20,124		$12,092	$14,688	$26,920		$5,600		$470,748
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730		$3,969		$131,587	(5)
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730		3,969		131,607	(5)
August 10, 2016	September 30, 2016	—	(6)	3,023	3,672	6,730		3,969		131,657	(5)
November 9, 2016	December 30, 2016 for Preferred Stock; January 13, 2017 for Common Stock	—		3,023	3,672	6,730		3,969		141,882	(5)
		$10,062		$12,092	$14,688	$26,920		$15,876		$536,733

Annual rate of dividend per share		$1.75000		$1.65625	$1.46875	$1.84375		$1.58800

(1)	$3.320 annual rate of dividend per share.

(2)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2014.

(3)	$3.400 annual rate of dividend per share.

(4)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2015.

(5)	$3.520 annual rate of dividend per share.

(6)
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

Distributions out of our Parent Company’s current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our Parent Company’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our Parent Company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our Parent Company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis, however, we may also need to utilize borrowings under the 2016 global revolving credit facility to fund distributions.
The expected tax treatment of distributions on our Parent Company’s common and preferred stock paid in 2016 is as follows: approximately 98% ordinary income and 2% capital gain distribution. The tax treatment of distributions on our Parent Company’s common and preferred stock paid in 2015 was as follows: approximately 94% ordinary income and 6% capital gain distribution. The tax treatment of distributions on our Parent Company’s common and preferred stock paid in 2014 was as follows: approximately 82% ordinary income and 18% capital gain distribution.
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
As of December 31, 2016, we had $10.5 million of cash and cash equivalents, excluding $11.5 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.
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
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen.  As of December 31, 2016, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.38% composed of 1.67% (U.S. dollars), 1.25% (British pound sterling), 0.63% (Euros), 1.66% (Hong Kong dollars), 0.92% (Japanese yen), 1.52% (Singapore dollar) and 1.92% (Canadian dollars). The interest rates were based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.00%. We have used and intend to use borrowings under the 2016 global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes. The 2016 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2016 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2016, we were in compliance with all of such covenants. As of December 31, 2016, we have capitalized approximately $10.9 million of financing costs, net of accumulated amortization, related to the 2016 global revolving credit facility. As of December 31, 2016, approximately $210.1 million was drawn under this facility and $20.0 million of letters of credit were issued, leaving approximately $1.8 billion available for use.
On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at December 31, 2016, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our 2016 global revolving credit facility and, as of December 31, 2016, we were in compliance with all of such covenants. As of December 31, 2016, we have capitalized approximately $6.1 million, of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our Parent Company commenced its at-the-market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our Parent Company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our Parent Company. No sales were made under the program during the years ended December 31, 2016 and 2015. As of December 31, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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

The Parent Company granted Equinix an option to acquire our facility in 114 rue Ambroise Croizat in Paris. Equinix elected to exercise its option to acquire the Paris property, and on July 2, 2016, we entered into an agreement to sell the property to Equinix for approximately €190 million (or approximately $212 million based on the exchange rate as of August 1, 2016). The Paris property sale closed on August 1, 2016. We recognized a gain on the sale of approximately $144.3 million in the third quarter of 2016. This property was classified as held for sale as of June 30, 2016.

On July 11, 2016, the operating partnership closed on the sale of a four-property data center portfolio, including two in St. Louis and two in Northern Virginia, totaling over 454,000 square feet for approximately $114.5 million. We recognized a gain on the sale of approximately $24.5 million in the third quarter of 2016. The four properties were classified as held for sale as of June 30, 2016.

None of our property sales to date represented a significant component or significant shift in strategy that would require discontinued operations presentation.
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

Construction ($ in thousands)

	As of December 31, 2016				As of December 31, 2015
	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development (5)	920,232	$284,234	$—	$284,234	1,275,767	$255,096	$—	$255,096
Base Building Construction	1,189,110	116,925	154,248	271,173	701,878	70,907	58,379	129,286
Datacenter Construction	831,706	309,065	447,324	756,389	640,782	311,472	312,745	624,217
Equipment Pool & Other Inventory		9,642	—	9,642		9,035	—	9,035
Campus, Tenant Improvements & Other		12,564	22,115	34,679		18,482	13,992	32,474
Total Development Construction in Progress	2,941,048	732,430	623,687	1,356,117	2,618,427	664,992	385,116	1,050,108
Land Inventory	(1)	195,525	—	195,525		183,445	—	183,445
Enhancement & Other		8,623	8,060	16,683		7,882	2,454	10,336
Recurring		13,983	25,506	39,489		12,711	34,439	47,150
Total Construction in Progress		$950,561	$657,253	$1,607,814		$869,030	$422,009	$1,291,039

(1)	Represents approximately 414 acres as of December 31, 2016 and approximately 286 acres as of December 31, 2015.

(2)	Represents balances incurred through December 31, 2016 and included in building and improvements in the consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2015 and included in building and improvements in the consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Datacenter construction includes 0.8 million square feet of Turn Key Flex®, colocation and Powered Base Building® products with a cost to date of approximately $309.1 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead time equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2016, we had approximately 2.0 million square feet of space under active development and approximately 1.1 million square feet of space held for future development and we also owned approximately 0.6 million net rentable square feet of data center space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2016, approximately 2.0 million square feet was under construction for Turn-Key Flex®, colocation and Powered Base Building® products, all of which are expected to be income producing on or after completion, in six U.S. domestic metropolitan areas, three European metropolitan areas, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.2 million square feet of base building construction and 0.8 million square feet of data center construction. At December 31, 2016, we had commitments under construction contracts for approximately $320.9 million. We currently expect to incur approximately $0.8 billion to $1.0 billion of capital expenditures for our development programs during the year ending December 31, 2017, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.
Historical Capital Expenditures

	Year Ended December 31,
(in thousands)	2016	2015
Development projects	$573,960	$523,463
Enhancement and improvements	4,753	11,382
Recurring capital expenditures	75,476	91,876
Total capital expenditures (excluding indirect costs)	$654,189	$626,721
For the year ended December 31, 2016, total capital expenditures increased $27.5 million to approximately $654.2 million from $626.7 million for the same period in 2015. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2016 were approximately $578.7 million, which reflects an increase of approximately 8% from the same period in 2015. This increase was primarily due to increased spending for ground-up development projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs related to construction and leasing activities, including capitalized interest, capitalized in the years ended December 31, 2016 and 2015 were $85.2 million and $69.6 million, respectively. Capitalized interest comprised approximately $16.3 million and $12.9 million, respectively, of the total indirect costs capitalized for the years ended December 31, 2016 and 2015. Capitalized interest in the year ended December 31, 2016 increased compared to the same period in 2015 due to an increase in qualifying activities. Excluding capitalized interest, the indirect costs increased in the year ended December 31, 2016 compared to the same period in 2015 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2017.
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
We actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2017 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.
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
We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent Company. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our 2016 global revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. In 2016, 2015 and 2014, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units		Series F Preferred Units	Series G Preferred Units	Series H Preferred Units		Series I Preferred Units		Common Units
February 11, 2014	March 31, 2014	$5,031		$3,023	$3,672	$—		$—		$109,378	(1)
April 29, 2014	June 30, 2014	5,031		3,023	3,672	7,104	(2)	—		115,008	(1)
July 21, 2014	September 30, 2014	5,031		3,023	3,672	6,730		—		115,012	(1)
November 4, 2014	December 31, 2014 for Preferred Units; January 15, 2015 for Common Units	5,031		3,023	3,672	6,730		—		115,016	(1)
		$20,124		$12,092	$14,688	$20,564		$—		$454,414
February 25, 2015	March 31, 2015	$5,031		$3,023	$3,672	$6,730		$—		$117,896	(3)
May 12, 2015	June 30, 2015	5,031		3,023	3,672	6,730		—		117,938	(3)
August 11, 2015	September 30, 2015	5,031		3,023	3,672	6,730		—		117,962	(3)
November 12, 2015	December 31, 2015 for Preferred Units; January 15, 2016 for Common Units	5,031		3,023	3,672	6,730		5,600	(4)	126,827	(3)
		$20,124		$12,092	$14,688	$26,920		$5,600		$480,623
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730		$3,969		$131,587	(5)
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730		3,969		131,607	(5)
August 10, 2016	September 30, 2016	—	(6)	3,023	3,672	6,730		3,969		131,657	(5)
November 9, 2016	December 31, 2016 for Preferred Units; January 13, 2017 for Common Units	—		3,023	3,672	6,730		3,969		144,193	(5)
		$10,062		$12,092	$14,688	$26,920		$15,876		$539,044

Annual rate of distribution per unit		$1.750		$1.656	$1.469	$1.844		$1.588

(1)	$3.320 annual rate of distribution per unit.

(2)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2014.

(3)	$3.400 annual rate of distribution per unit.

(4)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2015.

(5)	$3.520 annual rate of distribution per unit.

(6)
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

Commitments and Contingencies
As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $34.5 million based on the exchange rate as of December 31, 2016). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015 and 2016, the remaining performance targets were achieved and the Company accrued an additional $23.8 million. The remaining earnout payments were made in 2016 per the terms of the earnout agreement. The amounts accrued were discounted based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities were not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant has the right of first refusal on any third party’s bona fide offer to buy the adjacent land. If the tenant exercises its option, we may either construct and lease to the tenant an additional shell building on the expansion space at a stipulated rate of return on cost or sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per acre, respectively, plus additional adjustments as provided in the lease. As of December 31, 2016, the tenant had yet to exercise its option.
As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the year ended December 31, 2015, we reduced the fair value by approximately £30.3 million (or approximately $45.9 million). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. We made earnout payments of approximately £0.7 million (or approximately $1.1 million based on the exchange rates as of the date of each payment) during the year ended December 31, 2015. During the year ended December 31, 2014, we made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment). From the acquisition date through December 31, 2015, we made earnout payments of approximately £23.8 million (or approximately $37.2 million based on the exchange rates as of the date of each payment). The earn-out contingency expired in July 2015. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $0.0 million, $43.0 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
On July 22, 2015, we entered into a settlement agreement with former Chief Executive Officer Michael Foust, pursuant to which the parties acknowledged the cancellation of 127,644 profits interest units in the operating partnership held by Mr. Foust, and we agreed to pay Mr. Foust $8.0 million in full satisfaction of any and all amounts owing to Mr. Foust as a result of his employment with the Company and the termination thereof. In connection with the settlement, Mr. Foust and the Company agreed to dismiss with prejudice the litigation between the parties relating to Mr. Foust’s employment and termination of employment, and each party released claims against the other party. We previously recorded an expense of approximately $12.7 million in connection with Mr. Foust’s severance payments and reversed the excess expense of approximately $4.6 million in the three months ending September 30, 2015 as a reduction to general and administrative expense in the consolidated income statement.
We are currently a party to litigation related to the release of a sublease guarantee that was provided by one of our subsidiaries.  Certain parties are seeking to invalidate the release, which freed our subsidiary from any further obligations under the sublease guarantee.  We cannot at this time reliably estimate the likelihood of success or the impact on our financial condition and results of operations, however, the amounts are not expected to be material.
As of December 31, 2016, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2016 (dollars in thousands):

Obligation	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt principal payments(1)	$5,896,311	$50,546	$1,237	$2,799,708	$3,044,820
Interest payable(2)	1,229,946	210,941	421,419	298,190	299,396
Ground leases(3)	36,986	1,165	2,331	2,331	31,159
Operating leases	1,014,154	68,914	149,721	160,875	634,644
Construction contracts(4)	320,944	320,944	—	—	—
	$8,498,341	$652,510	$574,708	$3,261,104	$4,010,019

(1)
Includes $210.1 million of borrowings under our 2016 global revolving credit facility and $1.5 billion of borrowings under our unsecured term loan and excludes $0.3 million of loan premiums related to assumed mortgage loans, $3.2 million discount on the 5.875% 2020 notes, $0.9 million discount on the 3.400% 2020 notes, $0.4 million discount on the 2021 notes, $2.4 million discount on the 3.625% 2022 notes, $3.1 million discount on the 3.950% 2022 notes, $1.7 million on the 2023 notes, $1.2 million on the 2024 notes and $2.7 million on the 4.250% 2025 notes. All amounts exclude deferred financing costs.

(2)
Interest payable is based on the interest rate in effect on December 31, 2016, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2017	$206,487
2018-2019	412,511
2020-2021	291,448
Thereafter	292,722
$1,203,168

(3)
This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Naritaweg 52, Manchester Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F, Naritaweg 52 and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2016 exchange rate of $1.05 to €1.00. The Manchester Technopark amounts are translated at the December 31, 2016 exchange rate of $1.23 to £1.00. The 29A International Business Park amounts are translated at the December 31, 2016 exchange rate of $0.69 to S$1.00.

(4)
From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2016, we had open commitments related to construction contracts of $320.9 million.

Outstanding Consolidated Indebtedness
The table below summarizes our debt maturities and principal payments as of December 31, 2016 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan	Prudential Shelf Facility (2)	Senior Notes	Mortgage Loans	Total Debt
2017	$—	$—	$50,000	$—	$546	$50,546
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
2020	210,077	—	—	1,000,000	1,133	1,211,210
2021	—	1,188,498	—	400,000	—	1,588,498
Thereafter	—	300,000	—	2,744,820	—	3,044,820
Subtotal	$210,077	$1,488,498	$50,000	$4,144,820	$2,916	$5,896,311
Unamortized discount	—	—	—	(15,649)	—	(15,649)
Unamortized premium	—	—	—	—	334	334
Total	$210,077	$1,488,498	$50,000	$4,129,171	$3,250	$5,880,996

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility, as applicable.

(2)	On January 20, 2017, we repaid the $50.0 million of 5.73% Series E unsecured notes under the Prudential shelf facility.
The table below summarizes our debt, as of December 31, 2016 (in millions):

Debt Summary:
Fixed rate	$4,197.7
Variable rate debt subject to interest rate swaps	1,124.2
Total fixed rate debt (including interest rate swaps)	5,321.9
Variable rate—unhedged	574.4
Total	$5,896.3
Percent of Total Debt:
Fixed rate (including hedged variable rate debt)	90.3%
Variable rate	9.7%
Total	100.0%

Weighted Average Interest Rate as of December 31, 2016 (1):
Fixed rate (including hedged variable rate debt)	3.81%
Variable rate	1.88%
Total interest rate	3.62%

(1)	Excludes impact of deferred financing cost amortization.
As of December 31, 2016, we had approximately $5.9 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 26% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2016 of $98.26). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bore interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of December 31, 2016, our debt had a weighted average term to initial maturity of approximately 5.4 years (or approximately 5.4 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of December 31, 2016, we were party to interest rate swap agreements related to $1.1 billion of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
As of December 31, 2016, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $136.2 million, of which $54.5 million is subject to interest rate swap agreements.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015 and Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$912,262	$799,232	$655,888
Net cash used in investing activities	(1,299,431)	(2,526,022)	(644,180)
Net cash provided by (used in) financing activities	351,931	1,749,029	(26,974)
Net (decrease) increase in cash and cash equivalents	$(35,238)	$22,239	$(15,266)

Cash provided by operating activities in 2016 increased approximately $113.0 million over 2015 and cash provided by operating activities in 2015 increased approximately $143.3 million over 2014. The 2016 increase in net cash provided by operating activities was due to the Telx Acquisition and European Portfolio Acquisition and increased revenues from new leasing at our stabilized properties, completed and leased development space which was partially offset by increased operating and interest expenses. The 2015 increase is due to the acquisition of Telx and increased revenues from new leasing at our stabilized properties, completed and leased development space which was partially offset by increased operating and interest expenses. Our portfolio consisted of 145 operating properties at December 31, 2016 versus 139 operating properties as of December 31, 2015 and 131 operating properties as of December 31, 2014.

Net cash used in investing activities in 2016 decreased $1.2 billion over 2015 due to decreased acquisition activity, partially offset by proceeds from property sales of $359.3 million in 2016 as compared to $185.6 million in 2015. Net cash used in investing activities in 2015 increased $1.9 billion over 2014 due to the acquisition of Telx, partially offset by proceeds from property sales of $185.6 million.

Net cash flows provided by (used in) financing activities for the Company consisted of the following amounts (in thousands).

	Year Ended December 31,
	2016	2015	2014
Repayments of borrowings, net of proceeds	$(498,515)	$(52,900)	$(355,919)
Net proceeds from issuance of common and preferred stock, including equity plans	1,090,171	919,840	353,376
Redemption of series E preferred stock	(287,500)	—	—
Net proceeds from unsecured senior notes	675,591	1,445,127	495,872
Dividend and distribution payments	(605,390)	(548,058)	(509,159)
Other	(22,426)	(14,980)	(11,144)
Net cash provided by (used in) financing activities	$351,931	$1,749,029	$(26,974)

The decrease in cash provided by financing activities was a result of lower net repayments on borrowings along with the sale of common stock, issuance of series I preferred stock, and the sale of unsecured notes due 2020, 2022 and 2025 in the year ended December 31, 2015 as compared to 2016, which included the issuance of common stock offset by the redemption of our series E preferred stock, in addition to higher dividend and distribution payments. The increase in dividend and distribution payments for the year ended December 31, 2016 as compared to the same period in 2015 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2016 as compared to 2015 and the payment of dividends on our series I preferred stock during the year ended December 31, 2016, whereas this series of preferred stock was not outstanding for the entire year ended December 31, 2015.

The cash provided by financing activities in 2015 reflect a $1.8 billion increase over 2014. The increase is a result of lower net repayments on borrowings along with the sale of common stock, issuance of series I preferred stock, and the sale of unsecured notes due 2020, 2022 and 2025 in 2015. Taken together, 2015 financing activities primarily supported the acquisition of Telx. The increase in dividend and distribution payments for the year ended December 31, 2015 as compared to the same period in 2014 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2015 as compared to 2014 and the payment of dividends on series H preferred stock and series I preferred stock during the year ended December 31, 2015, whereas these series of preferred stock were not outstanding for the entire—or, in the case of the Series I preferred stock, any portion of—the year ended December 31, 2014.

Net cash flows provided by (used in) financing activities for the operating partnership consisted of the following amounts (in thousands).

	Year Ended December 31,
	2016	2015	2014
Repayments of borrowings, net of proceeds	$(498,515)	$(52,900)	$(355,919)
General partner contributions, net	802,671	919,840	353,376
Net proceeds from unsecured senior notes	675,591	1,445,127	495,872
Distribution payments	(605,390)	(548,058)	(509,159)
Other	(22,426)	(14,980)	(11,144)
Net cash provided by (used in) financing activities	$351,931	$1,749,029	$(26,974)

The decrease in cash provided by financing activities was a result of lower net repayments on borrowings along with the sale of common units, issuance of series I preferred units, and the sale of unsecured notes due 2020, 2022 and 2025 in the year ended December 31, 2015 as compared to 2016, which included the issuance of common units offset by the redemption of our series E preferred units, in addition to higher distribution payments. The increase in distribution payments for the year ended December 31, 2016 as compared to the same period in 2015 was due to an increase in the number of units outstanding and distribution amount per common unit in 2016 as compared to 2015 and the payment of distributions on our series I preferred units during the year ended December 31, 2016, whereas this series of preferred units was not outstanding for the entire year ended December 31, 2015.

The cash provided by financing activities in 2015 reflect a $1.8 billion increase over 2014. The increase is a result of lower net repayments on borrowings along with $919.8 million of general partner contributions, and the sale of unsecured notes due 2020, 2022, 2025 and 2020 in 2015. Taken together, 2015 financing activities primarily supported the acquisition of Telx. The increase in distribution payments for the year ended December 31, 2015 as compared to the same period in 2014 was due to an increase in the number of units outstanding and distribution amount per common unit in 2015 as compared to 2014 and the payment of distributions on our series H preferred units and series I preferred units during the year ended December 31, 2015, whereas these series of preferred units were not outstanding for the entire—or, in the case of the Series I preferred units, any portion of—the year ended December 31, 2014.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2016, amounted to 1.5% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(in thousands, except per share and unit data)
(unaudited)

	Year Ended December 31,
	2016	2015	2014
Net income available to common stockholders	$332,088	$217,266	$132,718
Adjustments:
Noncontrolling interests in operating partnership	5,298	4,442	2,767
Real estate related depreciation and amortization (1)	682,810	563,729	533,823
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	11,246	11,418	7,537
Impairment of investments in real estate	—	—	126,470
Impairment charge on Telx trade name	6,122	—	—
Gain on sale of properties	(169,902)	(94,604)	(15,945)
Gain on contribution of properties to unconsolidated joint ventures	—	—	(95,404)
Gain on settlement of pre-existing relationships with Telx	—	(14,355)	—
FFO available to common stockholders and unitholders (2)	$867,662	$687,896	$691,966
Basic FFO per share and unit	$5.69	$4.88	$5.08
Diluted FFO per share and unit (2)	$5.67	$4.86	$5.04
Weighted average common stock and units outstanding
Basic	152,360	140,906	136,123
Diluted (2)	153,086	141,524	138,368
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	699,324	570,527	538,513
Impairment charge on Telx trade name	(6,122)	—	—
Non-real estate depreciation	(10,392)	(6,798)	(4,690)
Real estate related depreciation and amortization	$682,810	$563,729	$533,823

(2)
For all periods presented, we have excluded the effect of dilutive series E, series F, series G, series H and series I preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E, series F, series G, series H and series I preferred stock, as applicable, which we consider highly improbable. In addition, the 5.50% exchangeable senior debentures due 2029 were exchangeable for 0, 0 and 1,958 common shares on a weighted average basis for the years ended December 31, 2016, 2015 and 2014, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Year Ended December 31,
	2016	2015	2014
FFO available to common stockholders and unitholders	$867,662	$687,896	$691,966
Add: 5.50% exchangeable senior debentures interest expense	—	—	4,725
FFO available to common stockholders and unitholders—diluted	$867,662	$687,896	$696,691
Weighted average common stock and units outstanding	152,360	140,906	136,123
Add: Effect of dilutive securities (excluding series D convertible preferred stock and 5.50% exchangeable senior debentures)	726	618	287
Add: Effect of dilutive series D convertible preferred stock	—	—	—
Add: Effect of dilutive 5.50% exchangeable senior debentures	—	—	1,958
Weighted average common stock and units outstanding—diluted	153,086	141,524	138,368

New Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities can elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. While lease contracts with customers, which constitute the vast majority of our revenues, are a specific scope exception, this update may have implications in certain variable payment terms included in lease agreements. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The standard permits the use of either the retrospective or cumulative effect transition method and permits the use of certain practical expedients We currently anticipate using the cumulative effect transition method, however, this determination is subject to change. As the standard does not significantly impact lessor accounting, we do not believe adoption will have a material impact on our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for certain of our revenue streams which are not based on contractually specified lease amounts, including interconnection, tenant reimbursement and other revenue.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We adopted ASU 2016-09 as of January 1, 2017, and it will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.

In November 2016, the FASB issued an ASU that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, we had $11.5 million and $18.0 million of restricted cash, respectively, in our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, in our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business (Topic 805)." ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We adopted ASU 2017-01 as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2016, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$4,197.7	$4,431.3
Variable rate debt subject to interest rate swaps	1,124.2	1,124.2
Total fixed rate debt (including interest rate swaps)	5,321.9	5,555.5
Variable rate debt	574.4	574.4
Total outstanding debt	$5,896.3	$6,129.9
Interest rate derivatives and their fair values as of December 31, 2016 and December 31, 2015 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2016		As of December 31, 2015		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2016	As of December 31, 2015
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$(90)	$(416)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	16	69
—		75,000	(1)	Swap	0.500	Aug 6, 2012	Apr 6, 2016	—	(10)
75,000	(1)	—		Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,911	—
75,000	(1)	—		Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,487	—
300,000	(2)	—		Swap	1.435	Jan 15, 2016	Jan 15, 2023	8,128	—
130,850	(3)	133,579	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	18	1,500
209,132	(4)	—		Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,818)	—
73,294	(5)	—		Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,556	—
$1,124,181		$469,484						$11,208	$1,143

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.69 to 1.00 SGD as of December 31, 2016 and $0.70 to 1.00 SGD as of December 31, 2015.

(4)	Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $1.23 to £1.00 as of December 31, 2016.

(5)	Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.74 to 1.00 CAD as of December 31, 2016.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2016:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$3.6
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(3.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.7
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.7)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	29.3
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(27.4)
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
Foreign Currency Exchange Risk
For the years ended December 31, 2016, 2015 and 2014, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2016, 2015 and 2014, operating revenues from properties outside the United States contributed $442.9 million, $392.6 million and $383.0 million, respectively, which represented 21.0%, 22.3% and 23.7% of our operating revenues, respectively. Net investment in properties outside the United States was $2.6 billion and $2.6 billion as of December 31, 2016 and December 31, 2015, respectively. Net assets in foreign operations were approximately $0.9 billion and $0.5 billion as of December 31, 2016 and December 31, 2015, respectively.

Other

Certain operating costs incurred by us, such as electricity, are subject to price fluctuations caused by the volatility of underlying commodity prices.  In 2016, we entered into a power purchase agreement to secure the renewable energy attributes from a wind farm in Texas.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired the European Portfolio during the year ended December 31, 2016. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2016, internal control over financial reporting associated with the European Portfolio's total assets of $1.0 billion and total revenues of $55 million. Based on our assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 91.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired the European Portfolio during the year ended December 31, 2016. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2016, internal control over financial reporting associated with the European Portfolio's total assets of $1.0 billion and total revenues of $55 million. Based on our assessment, management concluded that as of December 31, 2016, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Digital Realty Trust, Inc.:

We have audited Digital Realty Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Digital Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Digital Realty Trust, Inc. acquired the European Portfolio during the year ended December 31, 2016, and management excluded from its assessment of the effectiveness of Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2016, the European Portfolio’s internal control over financial reporting associated with total assets of $1.0 billion and total revenues of $55 million included in the consolidated financial statements of Digital Realty Trust Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Digital Realty Trust, Inc. also excluded an evaluation of the internal control over financial reporting of the European Portfolio.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the financial statement schedule III, properties and accumulated depreciation, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/ KPMG LLP
San Francisco, California
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors of the General Partner and Partners
Digital Realty Trust, L.P.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated income statements, statements of comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
March 1, 2017

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investments in real estate:
Properties:
Land	$746,822	$689,573
Acquired ground leases	11,335	12,639
Buildings and improvements	10,267,525	9,676,427
Tenant improvements	532,787	536,734
Total investments in properties	11,558,469	10,915,373
Accumulated depreciation and amortization	(2,668,509)	(2,251,268)
Net investments in properties	8,889,960	8,664,105
Investment in unconsolidated joint ventures	106,402	106,107
Net investments in real estate	8,996,362	8,770,212
Cash and cash equivalents	10,528	57,053
Accounts and other receivables, net of allowance for doubtful accounts of $7,446 and $5,844 as of December 31, 2016 and December 31, 2015, respectively	203,938	177,398
Deferred rent	412,269	403,327
Acquired above-market leases, net of accumulated amortization of $87,961 and $89,613 as of December 31, 2016 and December 31, 2015, respectively	22,181	32,698
Goodwill	752,970	330,664
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $772,443 and $621,132 as of December 31, 2016 and December 31, 2015, respectively	1,522,378	1,391,659
Restricted cash	11,508	18,009
Assets held for sale	56,097	180,139
Other assets	204,354	54,904
Total assets	$12,192,585	$11,416,063
LIABILITIES AND EQUITY
Global revolving credit facility	$199,209	$960,271
Unsecured term loan	1,482,361	923,267
Unsecured senior notes, net of discount	4,153,797	3,712,569
Mortgage loans, including premiums	3,240	302,930
Accounts payable and other accrued liabilities	824,878	608,343
Accrued dividends and distributions	144,194	126,925
Acquired below-market leases, net of accumulated amortization of $202,000 and $193,677 as of December 31, 2016 and December 31, 2015, respectively	81,899	101,114
Security deposits and prepaid rents	168,111	138,347
Obligations associated with assets held for sale	2,599	5,795
Total liabilities	7,060,288	6,879,561

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 authorized as of December 31, 2016 and 70,000,000 shares authorized as of December 31, 2015:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $0 and $287,500 liquidation preference, respectively ($25.00 per share), 0 and 11,500,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per share), 14,600,000 and 14,600,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Stock, 6.350%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	242,012	242,014
Common Stock: $0.01 par value, 265,000,000 shares authorized as of December 31, 2016 and 215,000,000 shares authorized as of December 31, 2015, 159,019,118 and 146,384,247 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,582	1,456
Additional paid-in capital	5,764,497	4,655,220
Accumulated dividends in excess of earnings	(1,547,420)	(1,350,089)
Accumulated other comprehensive loss, net	(135,605)	(96,590)
Total stockholders’ equity	5,096,015	4,500,132
Noncontrolling Interests:
Noncontrolling interests in operating partnership	29,684	29,612
Noncontrolling interests in consolidated joint ventures	6,598	6,758
Total noncontrolling interests	36,282	36,370
Total equity	5,132,297	4,536,502
Total liabilities and equity	$12,192,585	$11,416,063

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating Revenues:
Rental	$1,542,511	$1,354,986	$1,256,086
Tenant reimbursements	355,903	359,875	350,234
Interconnection and other	204,317	40,759	—
Fee income	6,285	6,638	7,268
Other	33,197	1,078	2,850
Total operating revenues	2,142,213	1,763,336	1,616,438
Operating Expenses:
Rental property operating and maintenance	660,177	549,885	503,140
Property taxes	102,497	92,588	91,538
Insurance	9,492	8,809	8,643
Change in fair value of contingent consideration	—	(44,276)	(8,093)
Depreciation and amortization	699,324	570,527	538,513
General and administrative	152,733	105,549	93,188
Transaction expenses	20,491	17,400	1,303
Impairment of investments in real estate	—	—	126,470
Other	213	60,943	3,070
Total operating expenses	1,644,927	1,361,425	1,357,772
Operating income	497,286	401,911	258,666
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	17,104	15,491	13,289
Gain on sale of property	169,902	94,604	15,945
Gain on contribution of properties to unconsolidated joint ventures	—	—	95,404
Gain on sale of equity investment	—	—	14,551
Interest and other income	(4,564)	(2,381)	2,663
Interest expense	(236,480)	(201,435)	(191,085)
Tax expense	(10,385)	(6,451)	(5,238)
Loss from early extinguishment of debt	(1,011)	(148)	(780)
Net income	431,852	301,591	203,415
Net income attributable to noncontrolling interests	(5,665)	(4,902)	(3,232)
Net income attributable to Digital Realty Trust, Inc.	426,187	296,689	200,183
Preferred stock dividends	(83,771)	(79,423)	(67,465)
Issuance costs associated with redeemed preferred stock	(10,328)	—	—
Net income available to common stockholders	$332,088	$217,266	$132,718
Net income per share available to common stockholders:
Basic	$2.21	$1.57	$1.00
Diluted	$2.20	$1.56	$0.99
Weighted average common shares outstanding:
Basic	149,953,662	138,247,606	133,369,047
Diluted	150,679,688	138,865,421	133,637,235
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$431,852	$301,591	$203,415
Other comprehensive income:
Foreign currency translation adjustments	(86,621)	(51,745)	(52,373)
Increase (decrease) in fair value of derivatives	41,998	(3,407)	(7,936)
Reclassification to interest expense from interest rate swaps	4,968	2,621	3,419
Comprehensive income	392,197	249,060	146,525
Comprehensive income attributable to noncontrolling interests	(5,025)	(3,915)	(2,079)
Comprehensive income attributable to Digital Realty Trust, Inc.	$387,172	$245,145	$144,446

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512
Conversion of common units to common stock	—	134,073	1	1,654	—	—	1,655	(1,655)	—	(1,655)	—
Issuance of unvested restricted stock, net of forfeitures	—	124,163	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(625)	—	—	(625)	—	—	—	(625)
Exercise of stock options	—	42,757	—	711	—	—	711	—	—	—	711
Issuance of common stock in exchange for cash and debentures	—	6,869,912	69	266,331	—	—	266,400	—	—	—	266,400
Issuance of preferred stock, net of offering costs	353,290	—	—	—	—	—	353,290	—	—	—	353,290
Amortization of unearned compensation on share-based awards	—	—	—	23,737	—	—	23,737	—	—	—	23,737
Reclassification of vested share-based awards	—	—	—	(10,306)	—	—	(10,306)	10,306	—	10,306	—
Dividends declared on preferred stock	—	—	—	—	(67,465)	—	(67,465)	—	—	—	(67,465)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(444,103)	—	(444,103)	(10,101)	—	(10,101)	(454,204)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(643)	(643)	(643)
Net income	—	—	—	—	200,183	—	200,183	2,767	465	3,232	203,415
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	(51,312)	(51,312)	(1,061)	—	(1,061)	(52,373)
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	(7,775)	(7,775)	(161)	—	(161)	(7,936)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	3,350	3,350	69	—	69	3,419
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238
Conversion of common units to common stock	—	156,008	2	1,841	—	—	1,843	(1,843)	—	(1,843)	—
Issuance of unvested restricted stock, net of forfeitures	—	72,673	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	799	—	—	799	—	—	—	799
Exercise of stock options	—	29,311	—	896	—	—	896	—	—	—	896
Issuance of common stock in exchange for cash	—	10,500,000	105	675,472	—	—	675,577	—	—	—	675,577
Issuance of preferred stock, net of offering costs	242,014	—	—	—	—	—	242,014	—	—	—	242,014
Amortization of unearned compensation on share-based awards	—	—	—	14,375	—	—	14,375	—	—	—	14,375
Reclassification of vested share-based awards	—	—	—	(8,602)	—	—	(8,602)	8,602	—	8,602	—
Dividends declared on preferred stock	—	—	—	—	(79,423)	—	(79,423)	—	—	—	(79,423)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(470,748)	—	(470,748)	(9,793)	—	(9,793)	(480,541)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(493)	(493)	(493)
Net income	—	—	—	—	296,689	—	296,689	4,442	460	4,902	301,591
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	(50,775)	(50,775)	(970)	—	(970)	(51,745)
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	(3,338)	(3,338)	(69)	—	(69)	(3,407)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	2,569	2,569	52	—	52	2,621
Balance as of December 31, 2015	$1,290,135	146,384,247	$1,456	$4,655,220	$(1,350,089)	$(96,590)	$4,500,132	$29,612	$6,758	$36,370	$4,536,502

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$1,290,135	146,384,247	$1,456	$4,655,220	$(1,350,089)	$(96,590)	$4,500,132	$29,612	$6,758	$36,370	$4,536,502
Conversion of common units to common stock	—	430,493	5	5,237	—	—	5,242	(5,242)	—	(5,242)	—
Issuance of unvested restricted stock, net of forfeitures	—	120,082	—	—	—	—	—	—	—	—	—
Issuance of common stock in exchange for cash, net of offering costs	—	12,000,000	120	1,085,324	—	—	1,085,444	—	—	—	1,085,444
Exercise of stock options	—	33,948	—	1,380	—	—	1,380	—	—	—	1,380
Shares issued under employee stock purchase plan	—	50,348	1	3,348	—	—	3,349	—	—	—	3,349
Redemption of series E preferred stock	(277,172)	—	—	—	(10,328)	—	(287,500)	—	—	—	(287,500)
Preferred stock offering costs	(2)	—	—	—	—	—	(2)	—	—	—	(2)
Amortization of unearned compensation on share-based awards	—	—	—	24,113	—	—	24,113	—	—	—	24,113
Reclassification of vested share-based awards	—	—	—	(10,125)	—	—	(10,125)	10,125	—	10,125	—
Dividends declared on preferred stock	—	—	—	—	(83,771)	—	(83,771)	—	—	—	(83,771)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(529,419)	—	(529,419)	(9,469)	—	(9,469)	(538,888)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(527)	(527)	(527)
Net income	—	—	—	—	426,187	—	426,187	5,298	367	5,665	431,852
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	(85,300)	(85,300)	(1,321)	—	(1,321)	(86,621)
Other comprehensive income— fair value of derivatives	—	—	—	—	—	41,395	41,395	603	—	603	41,998
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	4,890	4,890	78	—	78	4,968
Balance as of December 31, 2016	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$431,852	$301,591	$203,415
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(169,902)	(94,604)	(15,945)
Non-cash gain on lease termination	(29,205)	—	—
Gain on contribution of investment properties to unconsolidated joint venture	—	—	(95,404)
Gain on sale of investment	—	—	(14,551)
Impairment of investments in real estate	—	—	126,470
Equity in earnings of unconsolidated joint ventures	(17,104)	(15,491)	(13,289)
Change in fair value of accrued contingent consideration	—	(44,276)	(8,093)
Distributions from unconsolidated joint ventures	16,755	14,947	9,684
Write-off of net assets due to early lease terminations	213	75,263	2,692
Gain on settlement of pre-existing relationships with Telx	—	(14,355)	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	518,716	464,694	456,204
Amortization of share-based unearned compensation	17,433	6,360	18,019
Allowance for (recovery of) doubtful accounts	1,602	(458)	726
Amortization of deferred financing costs	9,908	8,481	8,969
Write-off of deferred financing costs, included in loss on early extinguishment of debt	1,011	148	780
Amortization of debt discount/premium	2,616	2,032	1,837
Amortization of acquired in-place lease value and deferred leasing costs	180,608	105,833	82,310
Amortization of acquired above-market leases and acquired below-market leases	(8,351)	(9,336)	(9,983)
Changes in assets and liabilities, net of impact of Telx and European Portfolio Acquisitions
Restricted cash	1,020	2,392	13,523
Accounts and other receivables	(13,754)	(10,127)	(11,426)
Deferred rent	(24,401)	(48,404)	(77,483)
Deferred leasing costs	60	(11,688)	(32,068)
Other assets	(69,924)	(2,928)	(11,675)
Accounts payable and other accrued liabilities	38,432	36,113	24,775
Security deposits and prepaid rents	24,677	33,045	(3,599)
Net cash provided by operating activities	912,262	799,232	655,888
Cash flows from investing activities:
Telx Acquisition, net of cash acquired	—	(1,850,061)	—
Acquisitions of real estate, net of cash acquired	(873,285)	(99,247)	(24,305)
Proceeds from sale of assets, net of sales costs	359,319	185,565	37,945
Proceeds from contribution of investment properties to unconsolidated joint venture	—	—	178,933
Proceeds from sale of investment	—	—	31,635
Investment in unconsolidated joint ventures	—	(10,797)	(20,627)
Receipt of value added tax refund	11,624	17,570	18,992
Refundable value added tax paid	(43,719)	(30,322)	(29,585)
Change in restricted cash	4,166	1,479	14,899

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Improvements to and advances for investments in real estate	(758,081)	(737,180)	(852,386)
Improvement advances to tenants	(16,239)	(40,553)	(20,059)
Collection of advances from tenants for improvements	16,784	37,524	20,378
Net cash used in investing activities	(1,299,431)	(2,526,022)	(644,180)
Cash flows from financing activities:
Borrowings on revolving credit facility	$2,533,507	$2,436,032	$1,124,608
Repayments on revolving credit facility	(3,283,087)	(1,958,025)	(1,297,785)
Borrowings on unsecured term loan	766,201	—	—
Repayments on unsecured term loan	(170,736)	—	—
Principal payments on unsecured notes	—	(374,927)	—
Borrowings on unsecured senior notes	675,591	1,445,127	495,872
Repayments on other secured loans	(25,000)	(67,000)	—
Principal payments on mortgage loans	(299,826)	(75,492)	(177,882)
Earnout payments related to acquisitions	(23,213)	(12,985)	(11,011)
Change in restricted cash	1,314	(1,502)	510
Payment of loan fees and costs	(19,574)	(13,488)	(4,860)
Capital distributions to from noncontrolling interests in consolidated joint ventures	(527)	(493)	(643)
Gross proceeds from the issuance of common stock	1,089,154	675,577	—
Gross proceeds from the issuance of preferred stock	—	250,000	365,000
Common and preferred stock offering costs paid, net	(3,712)	(6,633)	(12,335)
Proceeds from exercise of stock options	4,729	896	711
Redemption of preferred stock	(287,500)	—	—
Payment of dividends to preferred stockholders	(83,771)	(79,423)	(67,465)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(521,619)	(468,635)	(441,694)
Net cash provided by (used in) financing activities	351,931	1,749,029	(26,974)
Net (decrease) increase in cash and cash equivalents	(35,238)	22,239	(15,266)
Effect of exchange rate changes on cash	(11,287)	—	—
Cash and cash equivalents at beginning of period	57,053	34,814	50,080
Cash and cash equivalents at end of period	$10,528	$57,053	$34,814

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$216,713	$180,141	$180,456
Cash paid for income taxes	3,698	3,122	3,099
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(86,621)	$(51,745)	$(52,373)
Accrual of dividends and distributions	144,194	126,925	115,019
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	41,998	(3,407)	(7,936)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	(5,242)	1,843	1,655
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	128,531	109,394	153,080
Accrual for potential earnout contingency	—	19,364	12,338
Note receivable related to sale of property	—	9,000	—
Issuance of common units associated with exchange of exchangeable senior debentures	—	—	261,166
Assumption of capital lease obligations upon acquisition	118,923	63,692	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$378,431	$99,247	$24,305
Accounts receivable	8,537	—	—
Goodwill	448,123	—	—
Acquired below-market leases	(922)	—	—
Acquired in-place lease value and deferred leasing costs	226,877	—	—
Other assets	9,011	—	—
Capital lease obligations	(118,923)	—	—
Accounts payables and other accrued liabilities	(69,084)	—	—
Security deposits and prepaid rents	(8,765)	—	—
Cash paid for acquisition of real estate	$873,285	$99,247	$24,305

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	December 31, 2016	December 31, 2015
ASSETS
Investments in real estate:
Properties:
Land	$746,822	$689,573
Acquired ground leases	11,335	12,639
Buildings and improvements	10,267,525	9,676,427
Tenant improvements	532,787	536,734
Total investments in properties	11,558,469	10,915,373
Accumulated depreciation and amortization	(2,668,509)	(2,251,268)
Net investments in properties	8,889,960	8,664,105
Investment in unconsolidated joint ventures	106,402	106,107
Net investments in real estate	8,996,362	8,770,212
Cash and cash equivalents	10,528	57,053
Accounts and other receivables, net of allowance for doubtful accounts of $7,446 and $5,844 as of December 31, 2016 and December 31, 2015, respectively	203,938	177,398
Deferred rent	412,269	403,327
Acquired above-market leases, net of accumulated amortization of $87,961 and $89,613 as of December 31, 2016 and December 31, 2015, respectively	22,181	32,698
Goodwill	752,970	330,664
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $772,443 and $621,132	1,522,378	1,391,659
Restricted cash	11,508	18,009
Assets held for sale	56,097	180,139
Other assets	204,354	54,904
Total assets	$12,192,585	$11,416,063
LIABILITIES AND CAPITAL
Global revolving credit facility	$199,209	$960,271
Unsecured term loan	1,482,361	923,267
Unsecured senior notes, net of discount	4,153,797	3,712,569
Mortgage loans, including premiums	3,240	302,930
Accounts payable and other accrued liabilities	824,878	609,708
Accrued dividends and distributions	144,194	126,925
Acquired below-market leases, net of accumulated amortization of $202,000 and $193,677 as of December 31, 2016 and December 31, 2015, respectively	81,899	101,114
Security deposits and prepaid rents	168,111	138,347
Obligations associated with assets held for sale	2,599	5,795
Total liabilities	7,060,288	6,880,926

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except unit and per unit data)

	December 31, 2016	December 31, 2015
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $0 and $287,500 liquidation preference, respectively ($25.00 per unit), 0 and 11,500,000 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 14,600,000 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Units, 6.350%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	242,012	242,014
Common units:
159,019,118 and 146,384,247 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	4,218,659	3,305,222
Limited partners, 1,141,814 and 1,421,314 common units, 995,265 and 1,032,775 profits interest units and 338,584 and 379,237 class C units outstanding as of December 31, 2016 and December 31, 2015, respectively	34,698	33,986
Accumulated other comprehensive loss	(140,619)	(100,964)
Total partners’ capital	5,125,699	4,528,379
Noncontrolling interests in consolidated joint ventures	6,598	6,758
Total capital	5,132,297	4,535,137
Total liabilities and capital	$12,192,585	$11,416,063

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Operating Revenues:
Rental	$1,542,511	$1,354,986	$1,256,086
Tenant reimbursements	355,903	359,875	350,234
Interconnection and other	204,317	40,759	—
Fee income	6,285	6,638	7,268
Other	33,197	1,078	2,850
Total operating revenues	2,142,213	1,763,336	1,616,438
Operating Expenses:
Rental property operating and maintenance	660,177	549,885	503,140
Property taxes	102,497	92,588	91,538
Insurance	9,492	8,809	8,643
Change in fair value of contingent consideration	—	(44,276)	(8,093)
Depreciation and amortization	699,324	570,527	538,513
General and administrative	152,733	105,549	93,188
Transaction expenses	20,491	17,400	1,303
Impairment of investments in real estate	—	—	126,470
Other	213	60,943	3,070
Total operating expenses	1,644,927	1,361,425	1,357,772
Operating income	497,286	401,911	258,666
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	17,104	15,491	13,289
Gain on sale of property	169,902	94,604	15,945
Gain on contribution of properties to unconsolidated joint ventures	—	—	95,404
Gain on sale of equity investment	—	—	14,551
Interest and other income	(4,564)	(2,381)	2,663
Interest expense	(236,480)	(202,800)	(191,085)
Tax expense	(10,385)	(6,451)	(5,238)
Loss from early extinguishment of debt	(1,011)	(148)	(780)
Net income	431,852	300,226	203,415
Net loss attributable to noncontrolling interests in consolidated joint ventures	(367)	(460)	(465)
Net income attributable to Digital Realty Trust, L.P.	431,485	299,766	202,950
Preferred units distributions	(83,771)	(79,423)	(67,465)
Costs on redemption of preferred units	(10,328)	—	—
Net income available to common unitholders	$337,386	$220,343	$135,485
Net income per unit available to common unitholders:
Basic	$2.21	$1.56	$1.00
Diluted	$2.20	$1.55	$0.99
Weighted average common units outstanding:
Basic	152,359,680	140,905,897	136,122,661
Diluted	153,085,706	141,523,712	136,390,849
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$431,852	$300,226	$203,415
Other comprehensive income:
Foreign currency translation adjustments	(86,621)	(51,745)	(52,373)
Increase (decrease) in fair value of derivatives	41,998	(3,407)	(7,936)
Reclassification to interest expense from interest rate swaps	4,968	2,621	3,419
Comprehensive income	$392,197	$247,695	$146,525

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512
Conversion of limited partner common units to general partner common units	—	—	134,073	1,655	(134,073)	(1,655)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	124,163	—	—	—	—	—	—
Common unit offering costs	—	—	—	(625)	—	—	—	—	(625)
Issuance of common units in connection with the exercise of stock options	—	—	42,757	711	—	—	—	—	711
Issuance of common units, net of forfeitures	—	—	—	—	180,713	—	—	—	—
Issuance of common stock in exchange for cash and debentures	—	—	6,869,912	266,400	—	—	—	—	266,400
Net proceeds from issuance of preferred units	14,600,000	353,290	—	—	—	—	—	—	353,290
Amortization of unearned compensation on share-based awards	—	—	—	23,737	—	—	—	—	23,737
Reclassification of vested share-based awards	—	—	—	(10,306)	—	10,306	—	—	—
Distributions	—	(67,465)	—	(444,103)	—	(10,101)	—	—	(521,669)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(643)	(643)
Net income	—	67,465	—	132,718	—	2,767	—	465	203,415
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(52,373)	—	(52,373)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(7,936)	—	(7,936)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	3,419	—	3,419
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238
Conversion of limited partner common units to general partner common units	—	—	156,008	1,843	(156,008)	(1,843)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	72,673	—	—	—	—	—	—
Common unit offering costs	—	—	—	799	—	—	—	—	799
Issuance of common units in connection with the exercise of stock options	—	—	29,311	896	—	—	—	—	896
Issuance of common units, net of forfeitures	—	—	—	—	(24,327)	—	—	—	—
Issuance of common units	—	—	10,500,000	675,577	—	—	—	—	675,577
Net proceeds from issuance of preferred units	10,000,000	242,014	—	—	—	—	—	—	242,014
Amortization of unearned compensation on share-based awards	—	—	—	14,375	—	—	—	—	14,375
Reclassification of vested share-based awards	—	—	—	(8,602)	—	8,602	—	—	—
Distributions	—	(79,423)	—	(470,748)	—	(9,793)	—	—	(559,964)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(493)	(493)
Net income	—	79,423	—	215,901	—	4,442	—	460	300,226
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(51,745)	—	(51,745)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(3,407)	—	(3,407)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,621	—	2,621
Balance as of December 31, 2015	53,400,000	$1,290,135	146,384,247	$3,305,222	2,833,326	$33,986	$(100,964)	$6,758	$4,535,137

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2015	53,400,000	$1,290,135	146,384,247	$3,305,222	2,833,326	$33,986	$(100,964)	$6,758	$4,535,137
Conversion of limited partner common units to general partner common units	—	—	430,493	5,242	(430,493)	(5,242)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	120,082	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	12,000,000	1,085,444	—	—	—	—	1,085,444
Issuance of common units in connection with the exercise of stock options	—	—	33,948	1,380	—	—	—	—	1,380
Issuance of common units, net of forfeitures	—	—	—	—	72,830	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	50,348	3,349	—	—	—	—	3,349
Preferred unit offering costs	—	(2)	—	—	—	—	—	—	(2)
Redemption of series E preferred units	(11,500,000)	(277,172)	—	(10,328)	—	—	—	—	(287,500)
Amortization of unearned compensation on share-based awards	—	—	—	24,113	—	—	—	—	24,113
Reclassification of vested share-based awards	—	—	—	(10,125)	—	10,125	—	—	—
Distributions	—	(83,771)	—	(528,054)	—	(9,469)	—	—	(621,294)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(527)	(527)
Net income	—	83,771	—	342,416	—	5,298	—	367	431,852
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(86,621)	—	(86,621)
Other comprehensive loss - fair value of derivatives	—	—	—	—	—	—	41,998	—	41,998
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	4,968	—	4,968
Balance as of December 31, 2016	41,900,000	$1,012,961	159,019,118	$4,218,659	2,475,663	$34,698	$(140,619)	$6,598	$5,132,297

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$431,852	$300,226	$203,415
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(169,902)	(94,604)	(15,945)
Non-cash gain on lease termination	(29,205)	—	—
Gain on contribution of investment properties to unconsolidated joint venture	—	—	(95,404)
Gain on sale of investment	—	—	(14,551)
Impairment of investments in real estate	—	—	126,470
Equity in earnings of unconsolidated joint ventures	(17,104)	(15,491)	(13,289)
Change in fair value of accrued contingent consideration	—	(44,276)	(8,093)
Distributions from unconsolidated joint ventures	16,755	14,947	9,684
Write-off of net assets due to early lease terminations	213	75,263	2,692
Gain on settlement of pre-existing relationships with Telx	—	(14,355)	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	518,716	464,694	456,204
Amortization of share-based unearned compensation	17,433	6,360	18,019
Allowance for doubtful accounts	1,602	(458)	726
Amortization of deferred financing costs	9,908	8,481	8,969
Write-off of deferred financing costs, included in loss on early extinguishment of debt	1,011	148	780
Amortization of debt discount/premium	2,616	2,032	1,837
Amortization of acquired in-place lease value and deferred leasing costs	180,608	105,833	82,310
Amortization of acquired above-market leases and acquired below-market leases	(8,351)	(9,336)	(9,983)
Changes in assets and liabilities, net of impact of Telx and European Portfolio Acquisitions
Restricted cash	1,020	2,392	13,523
Accounts and other receivables	(13,754)	(10,127)	(11,426)
Deferred rent	(24,401)	(48,404)	(77,483)
Deferred leasing costs	60	(11,688)	(32,068)
Other assets	(69,924)	(2,928)	(11,675)
Accounts payable and other accrued liabilities	38,432	37,478	24,775
Security deposits and prepaid rents	24,677	33,045	(3,599)
Net cash provided by operating activities	912,262	799,232	655,888
Cash flows from investing activities:
Telx Acquisition, net of cash acquired	—	(1,850,061)	—
Acquisitions of real estate, net of cash acquired	(873,285)	(99,247)	(24,305)
Proceeds from sale of assets, net of sales costs	359,319	185,565	37,945
Proceeds from contribution of investment properties to unconsolidated joint venture	—	—	178,933
Proceeds from sale of investment	—	—	31,635
Investment in unconsolidated joint ventures	—	(10,797)	(20,627)
Receipt of value added tax refund	11,624	17,570	18,992
Refundable value added tax paid	(43,719)	(30,322)	(29,585)
Change in restricted cash	4,166	1,479	14,899
Improvements to and advances for investments in real estate	(758,081)	(737,180)	(852,386)
Improvement advances to tenants	(16,239)	(40,553)	(20,059)
Collection of advances from tenants for improvements	16,784	37,524	20,378
Net cash used in investing activities	(1,299,431)	(2,526,022)	(644,180)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Borrowings on revolving credit facility	$2,533,507	$2,436,032	$1,124,608
Repayments on revolving credit facility	(3,283,087)	(1,958,025)	(1,297,785)
Borrowings on unsecured term loan	766,201	—	—
Repayments on unsecured term loan	(170,736)	—	—
Principal payments on unsecured notes	—	(374,927)	—
Borrowings on unsecured senior notes	675,591	1,445,127	495,872
Repayments on other secured loans	(25,000)	(67,000)	—
Principal payments on mortgage loans	(299,826)	(75,492)	(177,882)
Earnout payments related to acquisitions	(23,213)	(12,985)	(11,011)
Change in restricted cash	1,314	(1,502)	510
Payment of loan fees and costs	(19,574)	(13,488)	(4,860)
Capital distributions to noncontrolling interests in consolidated joint ventures	(527)	(493)	(643)
General partner contributions	802,671	919,840	353,376
Payment of distributions to preferred unitholders	(83,771)	(79,423)	(67,465)
Payment of distributions to common unitholders	(521,619)	(468,635)	(441,694)
Net cash provided by (used in) financing activities	351,931	1,749,029	(26,974)
Net (decrease) increase in cash and cash equivalents	(35,238)	22,239	(15,266)
Effect of exchange rate changes on cash	(11,287)	—	—
Cash and cash equivalents at beginning of period	57,053	34,814	50,080
Cash and cash equivalents at end of period	$10,528	$57,053	$34,814

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$216,713	$180,141	$180,456
Cash paid for income taxes	3,698	3,122	3,099
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	(86,621)	(51,745)	(52,373)
Accrual of distributions	144,194	126,925	115,019
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	41,998	(3,407)	(7,936)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	128,531	109,394	153,080
Accrual for potential earnout contingency	—	19,364	12,338
Issuance of common units associated with exchange of exchangeable senior debentures	—	261,166	—
Note receivable related to sale of property	—	9,000	—
Assumption of capital lease obligations upon acquisition	118,923	63,692	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$378,431	$99,247	$24,305
Accounts receivable	8,537	—	—
Goodwill	448,123	—	—
Acquired below-market leases	(922)	—	—
Acquired in-place lease value and deferred leasing costs	226,877	—	—
Other assets	9,011	—	—
Capital lease obligations	(118,923)	—	—
Accounts payables and other accrued liabilities	(69,084)	—	—
Security deposits and prepaid rents	(8,765)	—	—
Cash paid for acquisition of real estate	$873,285	$99,247	$24,305

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing data centers. The Company is focused on providing data center, colocation and interconnection solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of December 31, 2016, our portfolio consisted of 145 operating properties, including 14 properties held as investments in unconsolidated joint ventures, of which 104 are located throughout the United States, 32 are located in Europe, four are located in Asia, three are located in Australia and two are located in Canada.
We are diversified in major metropolitan areas where data center and technology tenants are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway data centers and office and other non-data center space.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2016, Digital Realty Trust, Inc. owns a 98.5% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
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
December 31, 2016 and 2015

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

(b) Cash Equivalents
For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2016 and 2015, cash equivalents consist of investments in money market instruments.
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
December 31, 2016 and 2015

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

If all the above criteria are met, the Company classifies the property as held for sale.  Upon being classified as held for sale, the Company ceases all depreciation and amortization related to the property and it is recorded at the lower of its carrying amount or fair value less cost to sell.  The assets and related liabilities of the property are classified separately on the consolidated balance sheets for the most recent reporting period.  Only those assets held for sale that constitute a strategic shift or that will have a major effect on our operations are classified as discontinued operations.  To date we have had no property dispositions or assets classified as held for sale that would meet the definition of discontinued operations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(f) Purchase Accounting for Acquisition of Investments in Real Estate
Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured, for above-market leases, over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The leases we have acquired do not currently include any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods.
In addition to the intangible value for above-market leases and the intangible negative value for below-market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease-up period. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships.
(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized.  Management performs an annual impairment test for goodwill and between annual tests, management will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management will first

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.  We have not recognized any goodwill impairments since our inception. Goodwill amounted to approximately $753.0 million and $330.7 million as of December 31, 2016 and 2015, respectively.
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
Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are evaluated for impairment consistent with our impairment policies for long-lived assets. Capitalized costs are allocated to the specific components of a project that are benefited.
During the years ended December 31, 2016, 2015 and 2014, we capitalized interest of approximately $16.3 million, $12.9 million and $20.4 million, respectively. During the years ended December 31, 2016, 2015 and 2014, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $68.9 million, $56.8 million and $50.1 million, respectively. Cash flows used for capitalized leasing costs of $47.3 million, $49.9 million and $49.0 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, respectively.
(i) Deferred Leasing Costs
Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs is included in Acquired in-place lease value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $253.7 million and $236.0 million, net of accumulated amortization, as of December 31, 2016 and 2015, respectively.
(j) Foreign Currency Translation
Assets and liabilities of our subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the cash flows or an average exchange rate for the period, depending on the nature of the cash flow item.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(k) Deferred Financing Costs
Loan fees and costs are recorded as an adjustment to the carrying amount of the related debt and amortized over the life of the related loans on a straight-line basis, which approximates the effective interest method. Such amortization is included as a component of interest expense.
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
(n) Share-Based Compensation
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of gain (loss) recognized in income related to the settlement of derivatives or ineffective portion of the hedging relationships for the years ended December 31, 2016, 2015 and 2014 was approximately $(3.1) million, $(1.6) million and $0.8 million, respectively.
We actively manage our ratio of fixed-to-floating rate debt. To manage our fixed and floating rate debt in a cost-effective manner, we, from time to time, enter into interest rate swap agreements as cash flow hedges, under which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. In addition, we have entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of USD. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. We do not enter into derivative instruments for trading purposes.
(p) Income Taxes
Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.
The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s U.S. consolidated taxable REIT subsidiaries are subject to both federal and state income taxes to the extent there is

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

taxable income. Accordingly, the Company recognizes current and deferred income taxes for its taxable REIT subsidiaries, certain states and non-U.S. jurisdictions, as appropriate.
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2016 and 2015, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2016, 2015 and 2014, we had no such interest or penalties. The tax year 2013 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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
Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other revenue in the accompanying consolidated income statements, are recognized over the new remaining term of the lease, effective as of the date the lease modification is finalized, and assuming collection is probable. During the three months ended December 31, 2016, we recognized a non-cash gain on lease termination of approximately $29.2 million, as one of our tenants, as part of a lease termination, conveyed substantially all of its colocation and turn-key improvements to the Company.

Colocation services are generally governed by a master terms and conditions agreement (MTC). Customers typically execute an MTC for one- to three-year terms. The Company bills customers on a monthly basis and recognizes the revenue as those services are performed over the term of the agreement. Revenues from installation services for colocation services are initially deferred and recognized on a straight-line basis over the average life of customer contracts.

Interconnection services are generally provided on a month-to-month, one-year or multi-year term under the MTC for colocation services. Interconnection services include port and cross-connect services. Port services are typically sold on a one-year or multi-year term and revenue is recognized on a recurring monthly basis similar to colocation services. The Company bills customers on a monthly basis and recognizes the revenue in the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed.
A provision for loss is made if the collection of the receivable balances related to contractual rent, rent recorded on a straight-line basis, tenant reimbursements and lease termination fees are considered to be doubtful.

(s) Gains on Sale of Properties

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
December 31, 2016 and 2015

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
(u) Asset Retirement Obligations
We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated costs associated with asbestos removal at the end of the economic life of properties that were built before 1984 along with remediation of soil contamination issues. As of December 31, 2016 and 2015, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $5.7 million and $1.3 million, respectively.
(v) Assets and Liabilities Measured at Fair Value
Fair value under U.S. GAAP is a market-based measurement, not an entity-specific measurement. Therefore, our fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, we use a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
(w) Transactions Expense
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
December 31, 2016 and 2015

(x) Management’s Estimates
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
(y) Segment and Geographic Information
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
Operating revenues from properties in the United States were $1.7 billion, $1.4 billion and $1.2 billion and outside the United States were $0.4 billion, $0.4 billion and $0.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively. We had investments in real estate located in the United States of $6.3 billion, $6.1 billion and $5.4 billion and outside the United States of $2.6 billion, $2.6 billion and $2.7 billion as of December 31, 2016, 2015 and 2014, respectively.
Operating revenues from properties located in the United Kingdom were $0.2 billion, $0.2 billion and $0.2 billion, or 11.1%, 12.3% and 13.3% of total operating revenues, for the years ended December 31, 2016, 2015 and 2014, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.5 billion, $1.6 billion and $1.7 billion, or 16.6%, 18.8% and 21.3% of total investments in real estate, as of December 31, 2016, 2015 and 2014, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2016, 2015 and 2014.
(z) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities can elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. While lease contracts with customers, which constitute the vast majority of our revenues, are a specific scope exception, this update may have implications in certain variable payment terms included in lease agreements. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The standard permits the use of either a retrospective or cumulative effect transition method and permits the use of certain practical expedients We currently anticipate using the cumulative effect transition method, however, this determination is subject to change. As the standard does not significantly impact lessor accounting, we do not believe adoption will have a material impact on our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for certain of our revenue streams which are not based on contractually specified lease amounts, including interconnection, tenant reimbursement and other revenue.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We adopted ASU 2016-09 as of January 1, 2017, and it will not have a material impact on our consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.

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

In November 2016, the FASB issued an ASU that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, we had $11.5 million and $18.0 million of restricted cash, respectively, in our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, in our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business (Topic 805)." ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We adopted ASU 2017-01 as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

3. Investments in Real Estate
A summary of our investments in properties as of December 31, 2016 and 2015 is as follows:

	As of December 31, 2016
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$109,714	$—	$1,924,869	$93,472	$(675,725)	$1,452,330
Data Centers	598,475	10,014	8,052,356	431,444	(1,924,694)	7,167,595
Technology Manufacturing	20,199	1,321	57,766	6,333	(24,595)	61,024
Technology Office	12,398	—	73,650	1,460	(21,407)	66,101
Other	6,036	—	158,884	78	(22,088)	142,910
	$746,822	$11,335	$10,267,525	$532,787	$(2,668,509)	$8,889,960

	As of December 31, 2015
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$109,389	$—	$1,440,594	$95,185	$(607,452)	$1,037,716
Data Centers	539,298	11,317	7,438,334	433,679	(1,575,589)	6,847,039
Technology Manufacturing	20,199	1,322	56,254	6,333	(22,677)	61,431
Technology Office	12,142	—	49,470	1,459	(18,564)	44,507
Other	8,545	—	691,775	78	(26,986)	673,412
	$689,573	$12,639	$9,676,427	$536,734	$(2,251,268)	$8,664,105

(1)	Balance includes, as of December 31, 2016 and 2015, $0.9 billion and $0.7 billion of direct and accrued costs associated with development in progress, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

Acquisitions

We acquired the following real estate properties during the years ended December 31, 2016 and 2015:

2016 Acquisitions

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

(1)
On July 5, 2016, the Company completed the acquisition of a portfolio of eight high-quality, carrier-neutral data centers in Europe from Equinix, which we refer to as the European Portfolio Acquisition. The purchase price was $818.9 million in the aggregate (based on the exchange rate at the date of acquisition).

(2)
Represents currently vacant land which is not included in our operating property count. We completed four acquisitions of land parcels in the three months ended September 30, 2016 in Northern Virginia, Dallas and Chicago. Excludes capitalized closing costs on land acquisitions.

The table below summarizes the preliminary purchase price allocation for the European Portfolio Acquisition (in thousands):

Investments in real estate	$270,195
Goodwill	445,137
Intangibles:
Tenant relationship value	249,070
Acquired in-place lease value	18,807
Above/below-market lease value, net	4,817
Capital lease and other long-term obligations	(118,923)
Deferred taxes	(50,199)
Total purchase price	$818,904

Due to the timing of the closing of the European Portfolio Acquisition, the final purchase price allocation is expected to be completed in early 2017. As such, the estimates used as of December 31, 2016 are subject to change, including the amounts allocated to the acquired intangible assets, including goodwill, and deferred taxes.

The Company recorded transaction expenses of approximately $6.9 million in the accompanying 2016 consolidated income statement in connection with the European Portfolio Acquisition. Actual results in 2016 included total revenues and operating expenses of the acquired properties of $55.3 million and $20.1 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

Pro forma Information (unaudited)

The following unaudited pro forma financial information presents our results as though the European Portfolio Acquisition had been consummated as of January 1, 2015. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the European Portfolio Acquisition and also does not include any transaction and integration expenses. The pro forma results for 2016 include approximately six months of actual results for the European Portfolio Acquisition and six months of pro forma adjustments.

(amounts in thousands, except for per share amounts)	2016	2015
Total revenues	$2,199,358	$1,875,783
Net income (loss) available to common stockholders	$343,235	$239,201
Net income (loss) per share available to common stockholders - basic and diluted	$2.28	$1.72

Telx Acquisition

On October 9, 2015, we acquired Telx pursuant to the terms an Agreement and Plan of Merger (the "Merger Agreement"). The purchase price, which was determined through negotiations between us and the sellers, was approximately $1.886 billion (subject to certain adjustments contemplated by the Merger Agreement). Telx, a leading national provider of data center colocation, interconnection and cloud enablement solutions, was our customer for over eight years prior to the Telx Acquisition. In our consolidated financial statements, the historical results of the Company are included for the entire period presented and the results of Telx are included for the period subsequent to the Telx Acquisition.

The final purchase price allocation was completed in early 2016. The final adjustments to the preliminary purchase price allocation were not material. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Investments in real estate	$604,870
Goodwill	316,309
Intangibles:
Tenant relationship value	734,800
Acquired in-place lease value	252,269
Trade name	7,300
Above/below-market lease value, net	(13,100)
Capital lease and other long-term obligations	(63,962)
Other working capital accounts and adjustments, net	47,514
Total purchase price	$1,886,000

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
The Company recorded transaction expenses of approximately $17.4 million in the accompanying 2015 consolidated income statement in connection with the Telx Acquisition.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

Purchase Price Accounting for Europe Portfolio and Telx Acquisitions
The Company determined the preliminary fair value of the real estate acquired using a combination of market comparable transactions, replacement cost estimates and discounted cash flow models. These methods were significantly impacted by estimates related to comparable land values, market rents, and discount rates.
The acquisition date fair value of the intangible assets related to tenant relationship value, acquired in-place lease value and trade name were estimated using a discounted cash flow method. These measurements were significantly impacted by estimates related to forecast revenue growth rates, customer attrition rates, market rents, and expected expense synergies.
The above/below-market lease value was estimated based on comparison of the contractual rents and current market rents for similar space.
Capital lease liabilities were valued based on the discounted cash flows of the subject leases using a market discount rate for debt with similar terms and maturities.
The acquisition date fair values of the working capital related assets and liabilities were recorded based on their carrying values as of the acquisition date given the short-term nature of these items.
Goodwill is the excess consideration remaining after allocating the fair value of the other acquired assets and liabilities and represents the expected future economic benefits and synergies to be achieved by combining the Company and its respective acquisitions product and service offerings.
2015 Acquisitions

Location	Market	Date Acquired	Amount (in millions) (1)
Deer Park 3 (2)	Melbourne	April 15, 2015	$1.6
3 Loyang Way (3)(4)	Singapore	June 25, 2015	45.0
Digital Loudoun 3 (2)	Northern Virginia	November 16, 2015	43.0
Digital Frankfurt (2)	Frankfurt	December 18, 2015	5.6
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
December 31, 2016 and 2015

Dispositions

We sold the following real estate properties during the years ended December 31, 2016 and 2015:

2016 Dispositions

Location	Market	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
47700 Kato Road and 1055 Page Avenue	Silicon Valley	January 21, 2016	$37.5	$1.0
Data center portfolio (1)	Various	July 11, 2016	114.5	24.5
114 Rue Ambroise Croizat (2)	Paris	August 1, 2016	212.0	144.3
			$364.0	$169.8

(1)
On July 11, 2016, the Company closed on the sale of a four-property data center portfolio, including two in St. Louis and two in Northern Virginia, totaling over 454,000 square feet for approximately $114.5 million. The Company recognized a gain on the sale of approximately $24.5 million in the third quarter of 2016. The four properties were classified as held for sale as of June 30, 2016.

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

2015 Dispositions

Location	Market	Date Sold	Gross Proceeds (in millions)		Gain (Loss) on Sale (in millions)
100 Quannapowitt Parkway	Boston	February 5, 2015	$31.1		$10.1
3300 East Birch Street	Los Angeles	March 31, 2015	14.2		7.5
833 Chestnut Street	Philadelphia	April 30, 2015	160.8	(1)	77.1
650 Randolph Road	New York Metro	December 30, 2015	9.2		(0.1)
			$215.3		$94.6

(1)	Gross proceeds includes a $9.0 million note receivable, which was collected prior to December 31, 2015.

In 2014, we identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program was designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we evaluated the carrying value of certain investment properties identified for potential sale to ensure the carrying value was recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized approximately $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. The fair value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. During 2015 and 2016, additional properties were identified for potential sale, however, no additional impairment losses were required. As of December 31, 2015, eight of the identified properties with a carrying value of $180.1 million within total assets and $5.8 million within total liabilities met the criteria to be classified as

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

held for sale. As of December 31, 2016, three of the identified properties with a carrying value of $56.1 million within total assets and $2.6 million within total liabilities, remained in our portfolio and we concluded they continued to meet the criteria to be classified as held for sale. None of the properties that have been sold or are currently classified as held for sale represent a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

4. Investment in Unconsolidated Joint Ventures
As of December 31, 2016, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR) and a 17% interest in a joint venture that owns a data property at 1101 Space Park Drive in Santa Clara, California. The following tables present summarized financial information for our material joint ventures for the years ended December 31, 2016, 2015, and 2014 (in thousands):

2016	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$27,342	$43,258	$101,394	$106,241	$(62,983)	$45,518	$(15,574)	$29,944	$16,374
2020 Fifth Avenue	50.00%	45,973	55,005	47,000	47,612	7,393	8,788	(1,500)	7,288	4,821
33 Chun Choi Street (Hong Kong)	50.00%	134,249	184,855	—	3,291	181,564	18,856	(6,636)	12,220	6,315
PREI ®	20.00%	409,876	468,298	207,270	288,325	179,973	41,075	(8,503)	32,572	13,615
GCEAR	20.00%	116,949	162,863	101,477	104,393	58,470	19,742	(7,808)	11,934	(1,396)
1101 Space Park Drive	17.00%	6,839	8,415	—	135	8,280	3,539	(4,105)	(566)	$(1,515)
Total Unconsolidated Joint Ventures		$741,228	$922,694	$457,141	$549,997	$372,697	$137,518	$(44,126)	$93,392	$38,214
Our investment in and share of equity in earnings of unconsolidated joint ventures						$106,402				$17,104
2015	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,757	$44,732	$102,998	$107,807	$(63,075)	$43,734	$(15,205)	$28,529	$14,171
2020 Fifth Avenue	50.00%	46,633	55,257	47,000	47,857	7,400	8,474	(1,177)	7,297	4,840
33 Chun Choi Street (Hong Kong)	50.00%	138,742	179,525	—	4,173	175,352	17,700	(5,358)	12,342	4,480
PREI ®	20.00%	419,498	481,175	208,000	293,276	187,898	40,011	(6,157)	33,854	15,121
GCEAR	20.00%	119,952	175,301	102,025	105,197	70,104	19,730	(8,249)	11,481	(1,262)
Total Unconsolidated Joint Ventures		$758,582	$935,990	$460,023	$558,310	$377,679	$129,649	$(36,146)	$93,503	$37,350
Our investment in and share of equity in earnings of unconsolidated joint ventures						$106,107				$15,491
2014	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$37,620	$42,537	$104,523	$110,749	$(68,212)	$39,807	$(14,707)	$25,100	$11,982
2020 Fifth Avenue	50.00%	47,239	55,123	47,000	47,795	7,328	8,308	(1,086)	7,222	4,844
33 Chun Choi Street (Hong Kong)	50.00%	143,014	165,912	—	10,210	155,702	8,671	(2,625)	6,046	2,976
PREI ®	20.00%	429,358	492,494	208,000	296,480	196,014	39,467	(6,144)	33,323	12,378
GCEAR	20.00%	122,521	186,041	102,025	104,661	81,380	6,050	(2,311)	3,739	(1,603)
Total Unconsolidated Joint Ventures		$779,752	$942,107	$461,548	$569,895	$372,212	$102,303	$(26,873)	$75,430	$30,577
Our investment in and share of equity in earnings of unconsolidated joint ventures						$94,729				$13,289

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for each of the years ended December 31, 2016, 2015 and 2014.

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
December 31, 2016 and 2015

5. Acquired Intangible Assets and Liabilities
The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value, tenant relationship value and trade name along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2016 and 2015.

	Balance as of
(Amounts in thousands)	December 31, 2016	December 31, 2015
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$896,693	$901,381
Accumulated amortization	(517,443)	(472,933)
Net	$379,250	$428,448
Tenant relationship value:
Gross amount	$971,519	$734,800
Accumulated amortization	(82,069)	(14,495)
Net	$889,450	$720,305
Trade name:
Gross amount	$7,300	$7,300
Accumulated amortization	(7,300)	(417)
Net	$—	$6,883
Acquired above-market leases:
Gross amount	$110,142	$122,311
Accumulated amortization	(87,961)	(89,613)
Net	$22,181	$32,698
Acquired below-market leases:
Gross amount	$283,899	$294,791
Accumulated amortization	(202,000)	(193,677)
Net	$81,899	$101,114
Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $7.5 million, $9.3 million and $10.0 million for the years ended December 31, 2016 , 2015 and 2014, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.5 years and 4.1 years, respectively, as of December 31, 2016. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$7,216
2018	5,566
2019	5,698
2020	7,422
2021	7,114
Thereafter	26,702
Total	$59,718

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $52.6 million, $46.2 million and $62.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The expected average amortization period for acquired in place lease value is 8.0 years as of December 31, 2016. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 7.0 years as of December 31, 2016. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$54,088
2018	47,640
2019	40,515
2020	36,561
2021	33,958
Thereafter	166,488
Total	$379,250

Amortization of tenant relationship value and trade names (a component of depreciation and amortization expense) was approximately $67.2 million and $6.9 million, respectively for the year ended December 31, 2016, $14.5 million and $0.4 million, respectively for the year ended December 31, 2015 and $0 in 2014.  During the quarter ended June 30, 2016, management of the Company decided to retire the Telx trade name.  Accordingly, the Company wrote off the net remaining balance of approximately $6.1 million. The weighted average remaining contractual life for customer contracts is 13.0 years. Estimated annual amortization of customer contracts for each of the five succeeding years and thereafter, commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$69,608
2018	69,608
2019	69,608
2020	69,608
2021	69,608
Thereafter	541,410
Total	$889,450

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (2020 Notes), 3.400% Notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (2022 Notes), 4.750% notes due 2025 (4.750% 2025 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential Shelf Facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (2025 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2024 Notes. The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the 2016 global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2016 and 2015 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2016		Maturity Date		Principal Outstanding December 31, 2016		Principal Outstanding December 31, 2015
Global revolving credit facility	Various	(1)	Jan 15, 2020	(1)	$210,077	(2)	$967,884	(2)
Deferred financing costs, net					(10,868)		(7,613)
Global revolving credit facility, net					199,209		960,271
Unsecured Term Loan
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021		1,188,498	(5)	924,568	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023		300,000	(5)	—
Deferred financing costs, net					(6,137)		(1,301)
Unsecured term loan, net					1,482,361		923,267
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016		—		25,000
Series E	5.730%		Jan 20, 2017	(6)	50,000		50,000
Total Prudential Shelf Facility					50,000		75,000
Senior Notes:
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020		500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
4.750% notes due 2023	4.750%		Oct 13, 2023		370,200	(7)	442,080	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		631,020	(8)	—
4.250% notes due 2025	4.250%		Jan 17, 2025		493,600	(7)	589,440	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
Unamortized discounts					(15,649)		(17,914)
Total senior notes, net of discount					4,129,171		3,663,606
Deferred financing costs, net					(25,374)		(26,037)
Total unsecured senior notes, net of discount and deferred financing costs					4,153,797		3,712,569

Mortgage loans:
2045 & 2055 Lafayette Street	5.93%		Feb 6, 2017		—		61,437
34551 Ardenwood Boulevard 1-4	5.95%		Nov 11, 2016		—		50,477
1100 Space Park Drive	5.89%		Dec 11, 2016		—		50,423
600 West Seventh Street	5.80%		Mar 15, 2016		—		46,000
150 South First Street	6.30%		Feb 6, 2017		—		48,484
2334 Lundy Place	5.96%		Nov 11, 2016		—		36,714
8025 North Interstate 35	4.09%		Mar 6, 2016		—		5,789
731 East Trade Street	8.22%		Jul 1, 2020		2,916		3,420
Unamortized net premiums					334		439
Total mortgage loans, including premiums					3,250		303,183
Deferred financing costs, net					(10)		(253)
Total mortgage loans, including premiums and net of deferred financing costs					3,240		302,930
Total indebtedness					$5,838,607		$5,899,037

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(1)
The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin of 100 basis points, which is based on the current credit ratings of our long-term debt. An annual facility fee of 20 basis points, which is based on the current credit ratings of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met.

(2)	Balances as of December 31, 2016 and December 31, 2015 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2016		Weighted-average interest rate	Balance as of December 31, 2015		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$105,000		1.67%	$274,000		1.46%
British pound sterling (£)	11,106	(b)	1.25%	95,784	(d)	1.61%
Euro (€)	15,250	(b)	0.63%	280,565	(d)	0.90%
Australian dollar (AUD)	—		—%	96,831	(d)	3.16%
Hong Kong dollar (HKD)	1,728	(b)	1.66%	86,082	(d)	1.33%
Japanese yen (JPY)	54,273	(b)	0.92%	14,304	(d)	1.15%
Singapore dollar (SGD)	11,186	(b)	1.52%	49,132	(d)	1.92%
Canadian dollar (CAD)	11,534	(b)	1.92%	71,186	(d)	1.95%
Total	$210,077		1.39%	$967,884		1.53%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index plus a margin of 100 basis points, which is based on the credit rating of our long-term debt.

(b)	Based on exchange rates of $1.23 to £1.00, $1.05 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.69 to 1.00 SGD and $0.74 to 1.00 CAD, respectively, as of December 31, 2016.

(c)	Based on exchange rates $1.47 to £1.00, of $1.09 to €1.00, $0.73 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.70 to 1.00 SGD and $0.72 to 1.00 CAD, respectively, as of December 31, 2015.

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

(5)	Balances as of December 31, 2016 and December 31, 2015 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2016		Weighted-average interest rate		Balance as of December 31, 2015		Weighted-average interest rate
U.S. dollar ($)	$710,911		1.99%	(b)	$410,905		1.51%	(d)
British pound sterling (£)	209,132	(a)	1.36%	(b)	178,195	(c)	1.78%	(d)
Singapore dollar (SGD)	222,824	(a)	1.76%	(b)	161,070	(c)	2.16%
Australian dollar (AUD)	170,325	(a)	2.72%		75,337	(c)	3.27%
Hong Kong dollar (HKD)	86,029	(a)	1.77%		—		—%
Canadian dollar (CAD)	73,294	(a)	2.00%	(b)	—		—%
Euro (€)	—		—%		99,061	(c)	1.00%
Japanese yen (JPY)	15,983	(a)	0.98%		—		—%
Total	$1,488,498		1.93%	(b)	$924,568		1.76%	(d)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(a)	Based on exchange rates of $0.69 to 1.00 SGD, $1.23 to £1.00, $0.72 to 1.00 AUD, $0.13 to 1.00 HKD, $0.74 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2016.

(b)
As of December 31, 2016, the weighted-average interest rate reflecting interest rate swaps was 2.45% (U.S. dollar), 1.89% (British pound sterling), 1.90% (Singapore dollar), 1.88% (Canadian dollar) and 2.23% (Total). See Note 14 for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.70 to 1.00 SGD, $1.47 to £1.00, $1.09 to €1.00 and $0.73 to 1.00 AUD, respectively, as of December 31, 2015.

(d)
As of December 31, 2015, the weighted-average interest rate reflecting interest rate swaps was 1.90% (U.S. dollar), 2.19% (Singapore dollar) and 1.94% (Total). See Note 14 for further discussion on interest rate swaps.

(6)	On January 20, 2017, the Company paid this unsecured note in full at maturity.

(7)	Based on exchange rates of $1.23 to £1.00 as of December 31, 2016 and $1.47 to £1.00 as of December 31, 2015.

(8)	Based on exchange rate of $1.05 to €1.00 as of December 31, 2016.
Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of December 31, 2016, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, plus a margin of 1.00%. We have used and intend to use available borrowings under the 2016 global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of December 31, 2016, we have capitalized approximately $10.9 million of financing costs, net of accumulated amortization, related to the 2016 global revolving credit facility. As of December 31, 2016, approximately $210.1 million was drawn under the 2016 global revolving credit facility and $20.0 million of letters of credit were issued.
The 2016 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2016 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2016, we were in compliance with all of such covenants.

Unsecured Term Loans
On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at December 31, 2016, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our 2016 global revolving credit facility and, as of December 31, 2016, we were in compliance with all of such covenants. As of December 31, 2016, we have capitalized approximately $6.1 million, net of accumulated amortization, of financing costs related to the 2016 unsecured term loans.
Unsecured Senior Notes
Prudential Shelf Facility
On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to a Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes had a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes had a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes had an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our corporate revolving credit facility, to fund working capital and for general corporate purposes. The sale of the series A ($25.0 million), series B ($33.0 million) and series C ($25.0 million) notes were completed in July 2008, November 2008 and January 2009, respectively. We could prepay the notes of any series, in whole or in part, at any time at a price equal to the principal amount and accrued interest of the notes being prepaid, plus a make-whole provision. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million. Our ability to make additional issuances of notes under the Prudential shelf facility expired on July 24, 2011, with $50.0 million remaining unissued under the shelf facility. On July 25, 2011, we repaid the $25.0 million of 7.00% Series A unsecured notes under the Prudential shelf facility at maturity. On November 5, 2013, we repaid the $33.0 million of 9.32% Series B unsecured notes under the Prudential shelf facility at maturity. On January 20, 2015 and February 3, 2015, we repaid the $50.0 million of 4.57% Series D unsecured notes and $17.0 million of 4.50% Series F unsecured notes under the Prudential shelf facility at maturity, respectively. On January 6, 2016, we repaid the $25.0 million of 9.68% Series C unsecured notes under the Prudential shelf facility at maturity. On January 20, 2017, we repaid the $50.0 million of 5.73% Series E unsecured notes under the Prudential shelf facility at maturity. As of December 31, 2016 and 2015, there was $50.0 million and $75.0 million of unsecured senior notes outstanding, respectively.
On August 15, 2013, concurrent with the refinancing of the global revolving credit facility, the Operating Partnership and Digital Realty Trust, Inc. and the other subsidiary guarantors set forth therein entered into Amendment No.1 to the Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to conform the restrictive and financial covenants of the original Prudential shelf facility that apply to the outstanding Series B, C, D, E and F Notes under the Prudential shelf facility to those in the global revolving credit facility described above and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional senior unsecured fixed-rate term notes. The Prudential shelf facility contains restrictive covenants that are identical to those in our 2016 global revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

Senior Notes
5.875% Notes due 2020
On January 28, 2010, the Operating Partnership issued $500.0 million aggregate principal amount of notes, maturing on February 1, 2020 with an interest rate of 5.875% per annum, which we refer to as the 2020 Notes. The purchase price paid by the initial purchasers was 98.296% of the principal amount. The 2020 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount of approximately $8.5 million and underwriting commissions and expenses of approximately $4.4 million was approximately $487.1 million. We used the net proceeds from the sale of the 2020 Notes to temporarily repay all or a portion of our borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes. The 2020 Notes have been reflected net of discount in the consolidated balance sheet.
The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with each of these financial covenants.

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
5.250% Notes due 2021
On March 8, 2011, the Operating Partnership issued $400.0 million aggregate principal amount of notes, maturing on March 15, 2021 with an interest rate of 5.250% per annum, which we refer to as the 2021 Notes. The purchase price paid by the initial purchasers was 99.775% of the principal amount. The 2021 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2021 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $0.9 million and underwriting commissions and expenses of approximately $3.6 million was approximately $395.5 million. We used the net proceeds from this offering to temporarily repay borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes. The 2021 Notes have been reflected net of discount in the consolidated balance sheet.
The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with each of these financial covenants.
3.625% Notes due 2022
On September 24, 2012, the Operating Partnership issued $300.0 million in aggregate principal amount of notes, maturing on October 1, 2022 with an interest rate of 3.625% per annum, which we refer to as the 2022 Notes. The purchase price paid by the initial purchasers was 98.684% of the principal amount. The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2022 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2013. The net proceeds from the offering after deducting the original issue discount of approximately $3.9 million and underwriting commissions and expenses of approximately $3.0 million was approximately $293.1 million. We used the net proceeds from this offering to temporarily repay borrowings under

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

our global revolving credit facility. The 2022 Notes have been reflected net of discount in the consolidated balance sheet. The indenture governing the 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with each of these financial covenants.
4.750% Notes due 2023
On April 1, 2014, Digital Stout Holding, LLC, a wholly-owned subsidiary of Digital Realty Trust, L.P., issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, which we refer to as the 2023 Notes. The 2023 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 Notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 Notes mature on October 13, 2023. The net proceeds from the offering after deducting the original issue discount of approximately $3.0 million and underwriting commissions and estimated expenses of approximately $5.0 million was approximately $490.9 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2023 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2023 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with these financial covenants.
4.250% Notes due 2025
On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of the Operating Partnership, issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, which we refer to as the 2025 Notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2025 Notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2025 Notes have been reflected net of discount in the consolidated balance sheet. The indenture governing the 2025 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with all of such covenants.
3.950% Notes due 2022
On June 23, 2015, the Operating Partnership issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum, which we refer to as the 3.950% 2022 Notes. The public offering price was 99.236% of the principal amount. The 3.950% 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 3.950% 2022 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2016. The net proceeds from the offering after deducting the original issue discount of approximately $3.8 million and underwriting commissions and expenses of approximately $4.4 million was approximately $491.8 million. The Operating Partnership has used and will use the net proceeds from the offering of the 3.950% 2022 Notes to fund certain eligible green projects, including the development and redevelopment of such projects. Pending such uses, the Operating Partnership temporarily repaid borrowings under its global revolving credit facility. The 3.950% 2022 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 3.950% 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

3.400% Notes due 2020 and 4.750% Notes due 2025
On October 1, 2015, Digital Delta Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Digital Realty Trust, Inc., issued $500.0 million aggregate principal amount of its 3.400% Notes due 2020, which we refer to as the 3.400% 2020 notes, and $450.0 million aggregate principal amount of its 4.750% Notes due 2025, which we refer to as the 4.750% 2025 notes, fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. The terms of the 3.400% 2020 notes and 4.750% 2025 notes are governed by an indenture, dated as of October 1, 2015, by and among Digital Delta Holdings, LLC, as issuer, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., as guarantors, and Wells Fargo Bank, National Association, as trustee. The indenture contains various restrictive covenants, including limitations on the ability of Digital Realty Trust, L.P. and its subsidiaries to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.
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
Pursuant to the terms of the indenture, within five business days following the consummation of the Telx Acquisition, Digital Delta Holdings, LLC was required to merge with and into Digital Realty Trust, L.P., with Digital Realty Trust, L.P. surviving the merger (the “Operating Partnership Merger”) and to assume Digital Delta Holdings, LLC’s obligations under the 3.400% 2020 notes and 4.750% 2025 notes and the related indenture and registration rights agreement by operation of law. The Operating Partnership Merger was consummated on October 13, 2015.
Subsequent to the Operating Partnership Merger, the 3.400% 2020 notes and 4.750% 2025 notes are the Operating Partnership’s senior unsecured obligations and rank equally in right of payment with all of the Operating Partnership’s other unsecured and unsubordinated indebtedness from time to time outstanding. Prior to the completion of the Operating Partnership Merger, Digital Realty Trust, Inc. and the Operating Partnership guaranteed the obligations of the Delta Holdings Notes. Following the completion of the Operating Partnership Merger, the 3.400% 2020 notes and 4.750% 2025 notes became the senior unsecured obligations of the Operating Partnership and remained guaranteed by Digital Realty Trust, Inc.
The indenture governing the 3.400% 2020 notes and 4.750% 2025 notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with all of such covenants.
2.625% Notes due 2024
On April 15, 2016, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of Digital Realty Trust, L.P., issued and sold €600.0 million aggregate principal amount of its 2.625% Guaranteed Notes due 2024, which we refer to as the 2024 notes. The 2024 notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €594.0 million (or approximately $670.3 million based on the exchange rate as of April 15, 2016) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering of the 2024 notes to temporarily repay borrowings under our 2016 global revolving credit facility. The indenture governing the 2024 notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2016, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

The table below summarizes our debt maturities and principal payments as of December 31, 2016 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan	Prudential Shelf Facility (2)	Senior Notes	Mortgage Loans	Total Debt
2017	$—	$—	$50,000	$—	$546	$50,546
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
2020	210,077	—	—	1,000,000	1,133	1,211,210
2021	—	1,188,498	—	400,000	—	1,588,498
Thereafter	—	300,000	—	2,744,820	—	3,044,820
Subtotal	$210,077	$1,488,498	$50,000	$4,144,820	$2,916	$5,896,311
Unamortized discount	—	—	—	(15,649)	—	(15,649)
Unamortized premium	—	—	—	—	334	334
Total	$210,077	$1,488,498	$50,000	$4,129,171	$3,250	$5,880,996

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.

(2)	On January 20, 2017, we repaid the $50.0 million of 5.73% Series E unsecured notes under the Prudential shelf facility at maturity.
8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income available to common stockholders	$332,088	$217,266	$132,718
Weighted average shares outstanding—basic	149,953,662	138,247,606	133,369,047
Potentially dilutive common shares:
Stock options	9,726	20,424	30,434
Unvested incentive units	71,031	95,746	90,449
Forward equity offering	3,990	—	—
Market performance-based awards	641,279	501,645	147,305
Weighted average shares outstanding—diluted	150,679,688	138,865,421	133,637,235
Income per share:
Basic	$2.21	$1.57	$1.00
Diluted	$2.20	$1.56	$0.99

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	2014
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,406,018	2,658,291	2,753,614
Potentially dilutive 2029 Debentures	—	—	1,957,963
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	2,880,254	4,301,438	4,956,175
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	1,939,905	2,727,962	3,143,195
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,652,503	3,730,042	4,297,805
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,886,966	5,465,987	4,320,495
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,655,607	1,235,063	—
	16,421,253	20,118,783	21,429,247
9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2016	2015	2014
Net income available to common unitholders	$337,386	$220,343	$135,485
Weighted average units outstanding—basic	152,359,680	140,905,897	136,122,661
Potentially dilutive common units:
Stock options	9,726	20,424	30,434
Unvested incentive units	71,031	95,746	90,449
Forward equity offering	3,990	—	—
Market performance-based awards	641,279	501,645	147,305
Weighted average units outstanding—diluted	153,085,706	141,523,712	136,390,849
Income per unit:
Basic	$2.21	$1.56	$1.00
Diluted	$2.20	$1.55	$0.99

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2016	2015	2014
Potentially dilutive 2029 Debentures	—	—	1,957,963
Potentially dilutive Series E Cumulative Redeemable Preferred Units	2,880,254	4,301,438	4,956,175
Potentially dilutive Series F Cumulative Redeemable Preferred Units	1,939,905	2,727,962	3,143,195
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,652,503	3,730,042	4,297,805
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,886,966	5,465,987	4,320,495
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,655,607	1,235,063	—
	14,015,235	17,460,492	18,675,633
10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated, and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2016, 2015 and 2014.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, we had deferred tax liabilities net of deferred tax assets of approximately $153.8 million primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between the tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition in 2012 and the European Portfolio Acquisition in July 2016. The valuation allowance at December 31, 2016 and 2015 relate primarily to certain foreign jurisdiction and net operating loss carryforwards from the Telx Acquisition that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of December 31, 2016 and 2015.
Deferred income tax assets and liabilities as of December 31, 2016 and 2015 were as follows (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

	2016	2015
Gross deferred income tax assets:
Net operating loss carryforwards	$98,054	$123,091
Basis difference - real estate property	156,394	103,789
Basis difference - intangibles	2,225	2,002
Other - temporary differences	31,503	9,406
Total gross deferred income tax assets	288,176	238,288
Valuation allowance	(45,628)	(35,266)
Total deferred income tax assets, net of valuation allowance	242,548	203,022
Gross deferred income tax liabilities:
Basis difference - real estate property	289,867	273,155
Basis difference - intangibles	64,714	14,374
Straight-line rent	5,172	14,269
Other - temporary differences	36,614	32,420
Total gross deferred income tax liabilities	396,367	334,218
Net deferred income tax liabilities	$153,819	$131,196

11. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2016 and 2015. As of December 31, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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
(c) Redeemable Preferred Stock
Redemption of Series E Preferred Stock

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

On September 15, 2016, Digital Realty Trust, Inc. redeemed all 11,500,000 outstanding shares of its 7.00% series E cumulative redeemable preferred stock, or the series E preferred stock, at a redemption price of $25.35972 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. Digital Realty Trust, Inc. funded the redemption with borrowings under the 2016 global revolving credit facility, which the Operating Partnership distributed to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 11,500,000 of its outstanding series E preferred units held by Digital Realty Trust, Inc. The excess of the redemption price over the carrying value of the series E preferred stock of approximately $10.3 million relates to the original issuance costs and has been reflected as reduction to net income available to common stockholders in the accompanying consolidated income statements for the year ended December 31, 2016.
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
5.875% Series G Cumulative Redeemable Preferred Stock
On April 9, 2013, Digital Realty Trust, Inc. issued an aggregate of 10,000,000 shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for gross proceeds of $250.0 million. Dividends are cumulative on the series G preferred stock from the date of original issuance in the amount of $1.46875 per share each year, which is

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

equivalent to 5.875% of the $25.00 liquidation preference per share. Dividends on the series G preferred stock are payable quarterly in arrears. The first dividend paid on the series G preferred stock on June 28, 2013 was a pro rata dividend from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per share. The series G preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series G preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series F cumulative redeemable preferred stock, series H cumulative redeemable preferred stock and series I cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series G preferred stock before April 9, 2018, except in limited circumstances to preserve its status as a REIT. On or after April 9, 2018, Digital Realty Trust, Inc. may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Holders of the series G preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC, or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series G preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series G preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series G preferred stock) to convert some or all of the series G preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series G preferred stock to be converted equal to the lesser of:

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

7.375% Series H Cumulative Redeemable Preferred Stock
On March 26, 2014, Digital Realty Trust, Inc. issued 12,000,000 shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, for net proceeds of approximately $289.3 million. In addition, on April 7, 2014, Digital Realty Trust, Inc. issued an additional 600,000 shares of series H preferred stock pursuant to a partial exercise of the underwriters’ over-allotment option. Also, on April 7, 2014, Digital Realty Trust, Inc. re-opened and issued an additional 2,000,000 shares of series H preferred stock. Pursuant to these issuances, Digital Realty Trust, Inc. issued a total of 14,600,000 shares of its series H preferred stock, for net proceeds of approximately $353.3 million. Dividends are cumulative on the series H preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the series H preferred stock are payable quarterly in arrears. The first dividend payable on the series H preferred stock on June 30, 2014 was a pro rata dividend from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per share. The series H preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series H preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series F cumulative redeemable preferred stock, series G cumulative redeemable preferred stock and series I cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series H preferred stock before March 26, 2019, except in limited circumstances to preserve its status as a REIT. On or after March 26, 2019, Digital Realty Trust, Inc. may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

$25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Holders of the series H preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series H preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series H preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series H preferred stock) to convert some or all of the series H preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series H preferred stock to be converted equal to the lesser of:

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

6.350% Series I Cumulative Redeemable Preferred Stock
On August 24, 2015, Digital Realty Trust, Inc. issued 10,000,000 shares of its 6.350% series I cumulative redeemable preferred stock, or the series I preferred stock, for net proceeds of approximately $242.0 million. Digital Realty Trust, Inc. used the net proceeds from the offering to fund a portion of the aggregate purchase price for the Telx Acquisition. Prior to the closing of the Telx Acquisition, Digital Realty Trust, Inc. loaned the net proceeds from the offering to the Operating Partnership, which we repaid in full in October 2015. Dividends are cumulative on the series I preferred stock from the date of original issuance in the amount of $1.5875 per share each year, which is equivalent to 6.350% of the $25.00 liquidation preference per share. Dividends on the series I preferred stock are payable quarterly in arrears. The first dividend payable on the series I preferred stock on December 31, 2015 was a pro rata dividend from and including the original issue date to and including December 31, 2015 in the amount of $0.56003 per share. The series I preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series I preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series F cumulative redeemable preferred stock, series G cumulative redeemable preferred stock and series H cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series I preferred stock before August 24, 2020, except in limited circumstances to preserve its status as a REIT. On or after August 24, 2020, Digital Realty Trust, Inc. may, at its option, redeem the Series I Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series I Preferred Stock up to but excluding the redemption date. Holders of the series I preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series I preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series I preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the Series I Preferred Stock) to convert some or all of the series I preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series I preferred stock to be converted equal to the lesser of:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

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

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	159,019,118	98.5%	146,384,247	98.1%
Noncontrolling interests consist of:
Common units held by third parties	1,141,814	0.7%	1,421,314	1.0%
Incentive units held by employees and directors (see note 13)	1,333,849	0.8%	1,412,012	0.9%
	161,494,781	100.0%	149,217,573	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $226.3 million and $192.7 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2016 and 2015, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2016, 2015 and 2014:

	Common Units	Incentive Units	Total
As of December 31, 2013	1,491,814	1,475,207	2,967,021
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(28,000)	—	(28,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(106,073)	(106,073)
Vesting of Class C Units (2007 Grant)	—	(18,773)	(18,773)
Grant of incentive units to employees and directors	—	199,486	199,486
As of December 31, 2014	1,463,814	1,549,847	3,013,661
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(42,500)	—	(42,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(113,508)	(113,508)
Cancellation of incentive units held by employees and directors	—	(151,579)	(151,579)
Grant of incentive units to employees and directors		127,252	127,252
As of December 31, 2015	1,421,314	1,412,012	2,833,326
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(279,500)	—	(279,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(150,993)	(150,993)
Cancellation of incentive units held by employees and directors		(1,416)	(1,416)
Grant of incentive units to employees and directors	—	74,246	74,246
As of December 31, 2016	1,141,814	1,333,849	2,475,663

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Date dividend declared	Dividend payable date	Series E Preferred Stock		Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Series I Preferred Stock		Common Stock
February 11, 2014	March 31, 2014	$5,031		$3,023	$3,672	$—		$—		$106,743	(1)
April 29, 2014	June 30, 2014	5,031		3,023	3,672	7,104	(2)	—		112,357	(1)
July 21, 2014	September 30, 2014	5,031		3,023	3,672	6,730		—		112,465	(1)
November 4, 2014	December 31, 2014 for Preferred Stock; January 15, 2015 for Common Stock	5,031		3,023	3,672	6,730		—		112,538	(1)
		$20,124		$12,092	$14,688	$20,564		$—		$444,103
February 25, 2015	March 31, 2015	$5,031		$3,023	$3,672	$6,730		$—		$115,419	(3)
May 12, 2015	June 30, 2015	5,031		3,023	3,672	6,730		—		115,458	(3)
August 11, 2015	September 30, 2015	5,031		3,023	3,672	6,730		—		115,454	(3)
November 12, 2015	December 31, 2015 for Preferred Stock; January 15, 2016 for Common Stock	5,031		3,023	3,672	6,730		5,600	(4)	124,417	(3)
		$20,124		$12,092	$14,688	$26,920		$5,600		$470,748
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730		$3,969		$131,587	(5)
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730		3,969		131,607	(5)
August 10, 2016	September 30, 2016	—	(6)	3,023	3,672	6,730		3,969		131,657	(5)
November 9, 2016	December 30, 2016 for Preferred Stock; January 13, 2017 for Common Stock	—		3,023	3,672	6,730		3,969		141,882	(5)
		$10,062		$12,092	$14,688	$26,920		$15,876		$536,733

Annual rate of dividend per share		$1.75000		$1.65625	$1.46875	$1.84375		$1.58800

(1)	$3.320 annual rate of dividend per share.

(2)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2014.

(3)	$3.400 annual rate of dividend per share.

(4)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2015.

(5)	$3.520 annual rate of dividend per share.

(6)
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(f) Accumulated Other Comprehensive Income (Loss), Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2014	$(39,567)	$(5,479)	$(45,046)
Net current period change	(50,775)	(3,338)	(54,113)
Reclassification to interest expense from interest rate swaps	—	2,569	2,569
Balance as of December 31, 2015	$(90,342)	$(6,248)	$(96,590)
Net current period change	(85,300)	41,395	(43,905)
Reclassification to interest expense from interest rate swaps	—	4,890	4,890
Balance as of December 31, 2016	$(175,642)	$40,037	$(135,605)
12. Capital and Accumulated Other Comprehensive Income (Loss)
(a) Redeemable Preferred Units
6.625% Series F Cumulative Redeemable Preferred Units
On April 5, 2012 and April 18, 2012, the Operating Partnership issued a total of 7,300,000 units of its 6.625% series F cumulative redeemable preferred units, or the series F preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock. Distributions are cumulative on the series F preferred units from the date of original issuance in the amount of $1.65625 per unit each year, which is equivalent to 6.625% of the $25.00 liquidation preference per unit. Distributions on the series F preferred units are payable quarterly in arrears. The first distribution paid on the series F preferred units on June 29, 2012 was a pro rata distribution from and including the original issue date to and including June 30, 2012 in the amount of $0.39566 per unit. The series F preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series F preferred units in the event that the General Partner redeems the series F preferred stock. The General Partner is not allowed to redeem the series F preferred stock prior to April 5, 2017 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 5, 2017, the General Partner may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series F preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series G cumulative redeemable preferred units, series H cumulative redeemable preferred units and series I cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series F preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
5.875% Series G Cumulative Redeemable Preferred Units
On April 9, 2013, the Operating Partnership issued a total of 10,000,000 of its 5.875% series G cumulative redeemable preferred units, or the series G preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock. Distributions are cumulative on the series G preferred units from the date of original issuance in the amount of $1.46875 per unit each year, which is equivalent to 5.875% of the $25.00 liquidation preference per unit. Distributions on the series G preferred units are payable quarterly in arrears. The first distribution paid on the series G preferred units on June 28, 2013 was a pro rata distribution from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per unit. The series G preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series G preferred units in the event that the General Partner redeems the series G preferred stock. The General Partner is not allowed to redeem the series G preferred stock prior to April 9, 2018 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 9, 2018, the General Partner may, at its option, redeem the series G preferred stock, in whole or in part, at any time or

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series G preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series F cumulative redeemable preferred units, series H cumulative redeemable preferred units and series I cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series G preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
7.375% Series H Cumulative Redeemable Preferred Units
On March 26, 2014 and April 7, 2014, the Operating Partnership issued in the aggregate a total of 14,600,000 of its 7.375% series H cumulative redeemable preferred units, or the series H preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock. Distributions are cumulative on the series H preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the series H preferred units are payable quarterly in arrears. The first distribution payable on the series H preferred units on June 30, 2014 was a pro rata distribution from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per unit. The series H preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series H preferred units in the event that the General Partner redeems the series H preferred stock. The General Partner is not allowed to redeem the series H preferred stock prior to March 26, 2019 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after March 26, 2019, the General Partner may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series H preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series F cumulative redeemable preferred units, series G cumulative redeemable preferred units and series I cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series H preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
6.350% Series I Cumulative Redeemable Preferred Units
On August 24, 2015, the General Partner completed an underwritten public offering of 10,000,000 shares of series I cumulative redeemable preferred stock, or the series I preferred stock, for net proceeds of approximately $242.0 million after deducting the underwriting discount. The General Partner used the net proceeds from the offering to fund a portion of the aggregate purchase price for the Telx Acquisition. Pending the closing of the Telx Acquisition, the General Partner loaned the net proceeds from the series I preferred stock offering of approximately $242.7 million to the Operating Partnership.  The intercompany note was scheduled to mature on January 11, 2016 with an interest rate of 4.50% per annum.  On October 8, 2015, the Operating Partnership repaid the intercompany note in full, with accrued interest, in the amount of $244.1 million.  On October 13, 2015, in connection with the consummation of the Operating Partnership Merger (see note 7), the Operating Partnership issued to the General Partner 10,000,000 series I cumulative redeemable preferred units, or the series I preferred units, with substantially identical terms as the series I preferred stock. Distributions are cumulative on the series I preferred units from the date of original issuance in the amount of $1.5875 per unit each year, which is equivalent to 6.350% of the $25.00 liquidation preference per unit. Distributions on the series I preferred units are payable quarterly in arrears. The first distribution payable on the series I preferred units on December 31, 2015 was a pro rata distribution from and including the original issue date to and including December 31, 2015 in the amount of $0.56003 per unit. The series I preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series I preferred units in the event that the General Partner redeems the series I preferred stock. The General Partner is not allowed to redeem the series I preferred stock prior to August 24, 2020 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after August 24, 2020, the General Partner may, at its option, redeem the series I preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series I preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series I preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series F cumulative redeemable preferred units, series G cumulative redeemable preferred units and series H cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series I preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

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
The redemption value of the limited partners’ common units and the vested incentive units was approximately $226.3 million and $192.7 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2016 and 2015, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(d) Distributions
All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units		Series F Preferred Units	Series G Preferred Units	Series H Preferred Units		Series I Preferred Units		Common Units
February 11, 2014	March 31, 2014	$5,031		$3,023	$3,672	$—		$—		$109,378	(1)
April 29, 2014	June 30, 2014	5,031		3,023	3,672	7,104	(2)	—		115,008	(1)
July 21, 2014	September 30, 2014	5,031		3,023	3,672	6,730		—		115,012	(1)
November 4, 2014	December 31, 2014 for Preferred Units; January 15, 2015 for Common Units	5,031		3,023	3,672	6,730		—		115,016	(1)
		$20,124		$12,092	$14,688	$20,564		$—		$454,414
February 25, 2015	March 31, 2015	$5,031		$3,023	$3,672	$6,730		$—		$117,896	(3)
May 12, 2015	June 30, 2015	5,031		3,023	3,672	6,730		—		117,938	(3)
August 11, 2015	September 30, 2015	5,031		3,023	3,672	6,730		—		117,962	(3)
November 12, 2015	December 31, 2015 for Preferred Units; January 15, 2016 for Common Units	5,031		3,023	3,672	6,730		5,600	(4)	126,827	(3)
		$20,124		$12,092	$14,688	$26,920		$5,600		$480,623
February 17, 2016	March 31, 2016	$5,031		$3,023	$3,672	$6,730		$3,969		$131,587	(5)
May 11, 2016	June 30, 2016	5,031		3,023	3,672	6,730		3,969		131,607	(5)
August 10, 2016	September 30, 2016	—	(6)	3,023	3,672	6,730		3,969		131,657	(5)
November 9, 2016	December 31, 2016 for Preferred Units; January 13, 2017 for Common Units	—		3,023	3,672	6,730		3,969		144,193	(5)
		$10,062		$12,092	$14,688	$26,920		$15,876		$539,044

Annual rate of distribution per unit		$1.750		$1.656	$1.469	$1.844		$1.588

(1)	$3.320 annual rate of distribution per unit.

(2)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2014.

(3)	$3.400 annual rate of distribution per unit.

(4)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2015.

(5)	$3.520 annual rate of distribution per unit.

(6)
Redeemed on September 15, 2016 for $25.35972 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were deducted in the computation of net income available to common unitholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(f) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2014	$(42,138)	$(6,295)	$(48,433)
Net current period change	(51,745)	(3,407)	(55,152)
Reclassification to interest expense from interest rate swaps	—	2,621	2,621
Balance as of December 31, 2015	$(93,883)	$(7,081)	$(100,964)
Net current period change	(86,621)	41,998	(44,623)
Reclassification to interest expense from interest rate swaps	—	4,968	4,968
Balance as of December 31, 2016	$(180,504)	$39,885	$(140,619)
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
As of December 31, 2016, 3,965,682 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
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
December 31, 2016 and 2015

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
Below is a summary of our long-term incentive unit activity for the year ended December 31, 2016.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	278,301	$62.85
Granted	29,544	87.18
Vested	(175,975)	64.35
Cancelled or expired	(3,048)	54.48
Unvested, end of period	128,822	66.58
Excluding the impact of our former Chief Executive Officer's equity acceleration in 2014 and subsequent cancellation in 2015, the expense recorded for the years ended December 31, 2016, 2015 and 2014 related to long-term incentive units was

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

approximately $4.5 million, $5.9 million and $12.6 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $1.8 million, $1.2 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $5.6 million and $9.9 million as of December 31, 2016 and 2015, respectively. We expect to recognize this unearned compensation over the next 2.1 years on a weighted average basis.
(b) Market Performance-Based Awards

During the years ended December 31, 2016, 2015 and 2014, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan and the Amended and Restated 2004 Incentive Award Plan to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2014, January 2015 or January 2016, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

Level	RMS Relative Market Performance (2014 Awards)	RMS Relative Market Performance (2015 and 2016 Awards)	Market Performance Vesting Percentage
Below Threshold Level	< 0 basis points	< -300 basis points	0%
Threshold Level	0 basis points	-300 basis points	25%
Target Level	325 basis points	100 basis points	50%
High Level	> 650 basis points	> 500 basis points	100%
If the RMS Relative Market Performance falls between the levels specified above, the percentage of the awards that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.
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

In January 2017, the Compensation Committee determined that the high level had been achieved for the 2014 awards and, accordingly, 399,250 class D units (including 44,702 distribution equivalent units that immediately vested on December 31, 2016, upon the high level being achieved) and 138,567 RSUs, performance vested, subject to service-based vesting.

Service-based vesting will be accelerated, in full or on a pro rata basis, as applicable, in the event of a change in control, termination of employment by the Company without cause, termination of employment by the award recipient for good reason, death, disability or retirement, in any case prior to the completion of the applicable Market Performance Period. However, vesting with respect to the market condition will continue to be measured based on RMS Relative Market Performance during

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

the applicable three-year Market Performance Period (or, in the case of a change in control, shortened Market Performance Period).
The fair values of the awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuations are summarized as follows:

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate
February 11, 2014	33%	0.67%
February 24, 2015	24%	1.00%
January 1, 2016	22%	1.32%
February 16, 2016	26%	0.89%
These valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of December 31, 2016, 1,683,182 Class D Units and 459,569 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes distribution equivalent units. The fair value of these awards of approximately $34.3 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of December 31, 2016 and 2015 was $25.6 million and $17.8 million, respectively, net of cancellations. We recognized compensation expense related to these awards of approximately $7.9 million, $4.1 million and $3.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $1.9 million, $4.1 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(c) Stock Options

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Shares	Weighted average exercise price
Options outstanding, beginning of period	51,622	$41.04
Exercised	(33,948)	40.68
Options outstanding, end of period	17,674	$41.73
Exercisable, end of period	17,674	$41.73
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2016:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$41.73	17,674	0.33	$41.73	$999,111
(d) Restricted Stock
Below is a summary of our restricted stock activity for the year ended December 31, 2016.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	271,901	$61.47
Granted (1)	162,685	83.58
Vested	(120,169)	61.30
Cancelled or expired	(39,775)	67.22
Unvested, end of period	274,642	73.81

(1)	All restricted stock awards granted in 2016 are subject only to service conditions.
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years.
 The expense recorded for the years ended December 31, 2016, 2015 and 2014 related to grants of restricted stock was approximately $4.1 million, $2.5 million and $2.5 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $2.8 million, $2.7 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $14.7 million and $10.4 million as of December 31, 2016 and 2015, respectively. We expect to recognize this unearned compensation over the next 2.9 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(e) 401(k) Plan
We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $3.6 million, $3.4 million, and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2016 or December 31, 2015.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to the U.S. LIBOR, GBP-LIBOR, SGD-SOR and CDOR-based tranches of the unsecured term loan. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
We record all our interest rate swaps on the consolidated balance sheet at fair value. In determining the fair value of our interest rate swaps, we consider the credit risk of our counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The recent and pervasive disruptions in the financial markets have heightened the risks to these institutions.
The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014, we recognized an increase to earnings of approximately $0.8 million related to the ineffective portion of our forward-starting swap. During the years ended December 31, 2016 and 2015, there were no ineffective portions to our interest rate swaps.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

As of December 31, 2016 and December 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2016		As of December 31, 2015		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2016		As of December 31, 2015
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$(90)	(6)	$(416)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	16	(6)	69
—		75,000	(1)	Swap	0.500	Aug 6, 2012	Apr 6, 2016	—		(10)
75,000	(1)	—		Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,911	(6)	—
75,000	(1)	—		Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,487	(6)	—
300,000	(2)	—		Swap	1.435	Jan 15, 2016	Jan 15, 2023	8,128	(6)	—
130,850	(3)	133,579	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	18	(6)	1,500
209,132	(4)	—		Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,818)	(6)	—
73,294	(5)	—		Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,556	(6)	—
$1,124,181		$469,484						$11,208		$1,143

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.69 to 1.00 SGD as of December 31, 2016 and $0.70 to 1.00 SGD as of December 31, 2015.

(4)	Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $1.23 to £1.00 as of December 31, 2016.

(5)	Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.74 to 1.00 CAD as of December 31, 2016.

(6)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2016, we estimate that an additional $3.8 million will be reclassified as an increase to interest expense during the year ending December 31, 2017, when the hedged forecasted transactions impact earnings.
Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have elected to not designate as hedges. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to foreign exchange rates. Changes in the fair value of derivatives not designated as hedges are recorded directly in interest and other income in our consolidated income statements. The Company recorded a loss of $3.1 million on the non-designated hedges for the year ended December 31, 2016. The Company had no non-designated hedges in place during the year ended December 31, 2015.  As of December 31, 2016, we had no non-designated hedges in place.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

As of December 31, 2016, the Company had the following outstanding derivatives that were designated as hedges under qualifying hedging relationships, which is recorded in other assets in the consolidated balance sheets (notional and fair value amounts in thousands):

Foreign Currency Derivative	Number of Instruments	Notional Amount Sold	Notional Amount Purchased	Maturity Date	Fair Value
Currency forward contracts	4	GBP 357,299	USD 518,469	12/15/2017	$73,498
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
The Company’s disclosures of estimated fair value of financial instruments at December 31, 2016 and December 31, 2015 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 14, the interest rate swaps and foreign currency contracts are recorded at fair value.
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
As of December 31, 2016 and December 31, 2015, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of December 31, 2016		As of December 31, 2015
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$210,077	$210,077	$967,884	$967,884
Unsecured term loan (2)(6)	Level 2	1,488,498	1,488,498	924,568	924,568
Unsecured senior notes (3)(4)(7)	Level 2	4,428,074	4,179,171	3,868,979	3,738,606
Mortgage loans (3)(8)	Level 2	3,217	3,250	313,717	303,183
		$6,129,866	$5,880,996	$6,075,148	$5,934,241

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 2023 Notes, 2024 Notes and 4.250% 2025 Notes are net of discount of $15.6 million and $17.9 million in the aggregate as of December 31, 2016 and December 31, 2015, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $10.9 million and $7.6 million as of December 31, 2016 and December 31, 2015, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $6.1 million and $1.3 million as of December 31, 2016 and December 31, 2015, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $25.4 million and $26.0 million as of December 31, 2016 and December 31, 2015, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.3 million as of December 31, 2016 and December 31, 2015, respectively.
16. Tenant Leases
The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2016, under non-cancelable operating leases are as follows (in thousands):

2017	$1,608,054
2018	1,313,925
2019	1,112,743
2020	876,231
2021	722,729
Thereafter	2,387,481
Total	$8,021,163

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
We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. In late 2011, we executed a lease for a new location for our headquarters, which began in May 2012, with a lease term of 12 years with an option to extend the lease for an additional five years. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard, 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2024, September 2017, February 2022 and December 2026, respectively. The lease at 111 8th Avenue (2ndand 6th floors) has an option to extend the lease until June 2034 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The leases at 8100 Boone Boulevard and 410 Commerce Boulevard have no extension options. As part of the Telx Acquisition and European Portfolio Acquisition, leases relating to operating facilities, offices, and equipment under various lease agreements expire during the years ending December 2017 through December 2037.
We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

Rental expense for these leases was approximately $83.6 million, $24.6 million, and $16.2 million for the years ended December 31, 2016, 2015 and 2014 respectively.
The minimum commitment under these leases, excluding the fully prepaid ground leases, as of December 31, 2016 was as follows (in thousands):

2017	$70,079
2018	73,474
2019	78,578
2020	81,403
2021	81,803
Thereafter	665,803
Total	$1,051,140
(b) Capital leases

Future minimum lease payments and their present value for property under capital leases as of December 31, 2016 , are as follows:

2017	$10,263
2018	10,268
2019	11,909
2020	12,004
2021	12,099
Thereafter	196,299
252,842
Less amount representing interest	(90,658)
Present value	$162,184
(c) Contingent liabilities
As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $34.5 million based on the exchange rate as of December 31, 2016). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015 and 2016, the remaining performance targets were achieved and the Company accrued an additional $23.8 million. The remaining earnout payments were made in 2016 per the terms of the earnout agreement. The amounts accrued were discounted based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities were not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant has the right of first refusal on any third party’s bona fide offer to buy the adjacent land. If the tenant exercises its option, we may either construct and lease to the tenant an additional shell building on the expansion space at a stipulated rate of return on cost or sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per acre, respectively, plus additional adjustments as provided in the lease. As of December 31, 2016 the tenant had yet to exercise its option.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the year ended December 31, 2015, we reduced the fair value by approximately £30.3 million (or approximately $45.9 million). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. We made earnout payments of approximately £0.7 million (or approximately $1.1 million based on the exchange rates as of the date of each payment) during the year ended December 31, 2015. During the year ended December 31, 2014, we made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment). From the acquisition date through December 31, 2015, we made earnout payments of approximately £23.8 million (or approximately $37.2 million based on the exchange rates as of the date of each payment). The earn-out contingency expired in July 2015. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $0.0 million, $43.0 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(d) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2016, we had open commitments related to construction contracts of approximately $320.9 million.
(e) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2016, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

18. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2016 and 2015. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total operating revenues	$576,787	$546,293	$514,934	$504,199
Net income	96,140	222,435	50,944	62,333
Net income attributable to Digital Realty Trust, Inc.	95,075	219,188	50,375	61,549
Preferred stock dividends and issuance costs associated with redeemed preferred stock	17,393	31,858	22,424	22,424
Net income available to common stockholders	77,682	187,330	27,951	39,125
Basic net income per share available to common stockholders	$0.49	$1.27	$0.19	$0.27
Diluted net income per share available to common stockholders	$0.49	$1.25	$0.19	$0.27

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total operating revenues	$500,443	$435,989	$420,295	$406,609
Net income (loss)	(16,573)	57,842	137,997	122,325
Net income (loss) attributable to Digital Realty Trust, Inc.	(15,983)	56,978	135,511	120,183
Preferred stock dividends	24,056	18,456	18,456	18,455
Net income (loss) available to common stockholders	(40,039)	38,522	117,055	101,728
Basic net income (loss) per share available to common stockholders	$(0.28)	$0.28	$0.86	$0.75
Diluted net income (loss) per share available to common stockholders	$(0.28)	$0.28	$0.86	$0.75

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2016 and 2015

19. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2016 and 2015. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total operating revenues	$576,787	$546,293	$514,934	$504,199
Net income	96,140	222,435	50,944	62,333
Net income attributable to Digital Realty Trust, L.P.	96,229	222,212	50,832	62,212
Preferred unit distributions and issuance costs associated with redeemed preferred units	17,393	31,858	22,424	22,424
Net income available to common unitholders	78,836	190,354	28,408	39,788
Basic net income per unit available to common unitholders	$0.49	$1.27	$0.19	$0.27
Diluted net income per unit available to common unitholders	$0.49	$1.25	$0.19	$0.27

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total operating revenues	$500,443	$435,989	$420,295	$406,609
Net income (loss)	(16,785)	56,689	137,997	122,325
Net income (loss) attributable to Digital Realty Trust, L.P.	(16,903)	56,572	137,888	122,209
Preferred unit distributions	24,056	18,456	18,456	18,455
Net income (loss) available to common unitholders	(40,959)	38,116	119,432	103,754
Basic net income (loss) per unit available to common unitholders	$(0.28)	$0.28	$0.86	$0.75
Diluted net income (loss) per unit available to common unitholders	$(0.28)	$0.27	$0.86	$0.75
20. Subsequent Events
In addition to other subsequent events discussed elsewhere within the footnotes, the following subsequent event warranted disclosure:
On March 1, 2017, the Company declared the following dividends per share. The Operating Partnership will make an equivalent distribution per unit.

Share / Unit Class	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Series I Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.414063	$0.367188	$0.460938	$0.396875	$0.930000
Dividend and distribution payable date	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017
Dividend and distribution payable to holders of record on	March 15, 2017	March 15, 2017	March 15, 2017	March 15, 2017	March 15, 2017
Annual equivalent rate of dividend and distribution	$1.656	$1.469	$1.844	$1.588	$3.720

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2016
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	—	1,942	—	24,184	12,246	—	1,942	—	36,430	38,372	(15,119)	2002	(A)
2323 Bryan Street	Dallas	—	1,838	—	77,604	49,960	—	1,838	—	127,564	129,402	(60,995)	2002	(A)
300 Boulevard East	New York	—	5,140	—	48,526	61,695	—	5,140	—	110,221	115,361	(61,473)	2002	(A)
2334 Lundy Place	Silicon Valley	—	3,607	—	23,008	67	—	3,607	—	23,075	26,682	(9,739)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	—	15,330	—	32,419	10,583	—	15,330	—	43,002	58,332	(16,861)	2003	(A)
2440 Marsh Lane	Dallas	—	1,477	—	10,330	72,349	—	1,477	—	82,679	84,156	(55,085)	2003	(A)
2010 East Centennial Circle	Phoenix	—	—	1,477	16,472	(98)	—	—	1,322	16,529	17,851	(6,963)	2003	(A)
375 Riverside Parkway	Atlanta	—	1,250	—	11,578	31,541	—	1,250	—	43,119	44,369	(26,328)	2003	(A)
4849 Alpha Road	Dallas	—	2,983	—	10,650	43,322	—	2,983	—	53,972	56,955	(25,219)	2004	(A)
600 West Seventh Street	Los Angeles	—	18,478	—	50,824	56,357	—	18,478	—	107,181	125,659	(58,833)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	—	6,065	—	43,817	20	—	6,065	—	43,837	49,902	(17,228)	2004	(A)
11830 Webb Chapel Road	Dallas	—	5,881	—	34,473	2,345	—	5,881	—	36,818	42,699	(15,353)	2004	(A)
150 South First Street	Silicon Valley	—	2,068	—	29,214	1,499	—	2,068	—	30,713	32,781	(11,735)	2004	(A)
200 Paul Avenue	San Francisco	—	14,427	—	75,777	93,524	—	14,427	—	169,301	183,728	(72,412)	2004	(A)
1100 Space Park Drive	Silicon Valley	—	5,130	—	18,206	34,917	—	5,130	—	53,123	58,253	(29,167)	2004	(A)
3015 Winona Avenue	Los Angeles	—	6,534	—	8,356	6	—	6,534	—	8,362	14,896	(3,462)	2004	(A)
1125 Energy Park Drive	Minneapolis	—	2,775	—	10,761	(5,701)	(5,900)	2,775	—	5,060	7,835	(3,945)	2005	(A)
350 East Cermak Road	Chicago	—	8,466	—	103,232	224,747	—	8,620	—	327,825	336,445	(185,776)	2005	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2016
(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
8534 Concord Center Drive	Denver	—		2,181	—	11,561	138	—	2,181	—	11,699	13,880	(4,862)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	37	—	5,775	—	19,304	25,079	(7,589)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	48	—	5,514	—	11,743	17,257	(4,908)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	232	—	4,562	—	12,735	17,297	(5,809)	2005	(A)
731 East Trade Street	Charlotte	2,916	(1)	1,748	—	5,727	257	—	1,748	—	5,984	7,732	(2,233)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	2,069	—	1,098	—	5,196	6,294	(2,186)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	6,180	—	1,271	—	9,918	11,189	(7,186)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam	—		—	—	15,255	22,772	—	—	—	38,027	38,027	(14,472)	2005	(A)
600-780 S. Federal	Chicago	—		7,849	—	27,881	33,802	—	7,849	—	61,683	69,532	(15,304)	2005	(A)
115 Second Avenue	Boston	—		1,691	—	12,569	11,458	—	1,691	—	24,027	25,718	(14,222)	2005	(A)
Chemin de l’Epinglier 2	Geneva	—		—	—	20,071	(2,171)	—	—	—	17,900	17,900	(6,585)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	68,296	—	1,177	—	73,173	74,350	(8,207)	2005	(A)
3 Corporate Place	New York	—		1,543	—	12,678	85,251	—	1,543	—	97,929	99,472	(76,002)	2005	(A)
1115 Centennial Avenue	New York	—		581	—	—	42,222	—	581	—	42,222	42,803	—	2005	(C)
4025 Midway Road	Dallas	—		2,196	—	14,037	28,773	—	2,196	—	42,810	45,006	(27,510)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	963	—	—	87	7,889	7,976	(4,804)	2006	(A)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,279	—	1,657	—	13,631	15,288	(5,904)	2006	(A)
101 Aquila Way	Atlanta	—		1,480	—	34,797	45	—	1,480	—	34,842	36,322	(12,631)	2006	(A)
Digital Houston	Houston	—		6,965	—	23,492	145,603	—	6,965	—	169,095	176,060	(46,323)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	109,068	—	4,524	—	266,890	271,414	(115,072)	2006	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2016
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	—	—	—	13,450	(2,374)	—	—	—	11,076	11,076	(4,168)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	—	—	—	—	72,561	—	—	—	72,561	72,561	(35,184)	2006	(C)
600 Winter Street	Boston	—	1,429	—	6,228	456	—	1,429	—	6,684	8,113	(2,134)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	19	—	1,022	—	3,786	4,808	(1,568)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	27,622	—	—	—	36,141	36,141	(24,871)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin	—	1,927	—	40,024	14,822	—	1,523	—	55,250	56,773	(18,759)	2006	(A)
111 8th Avenue	New York	—	—	—	17,688	18,687	—	—	—	36,375	36,375	(28,345)	2006	(A)
8100 Boone Boulevard	N. Virginia	—	—	—	158	1,211	—	—	—	1,369	1,369	(1,200)	2006	(A)
21110 Ridgetop Circle	N. Virginia	—	2,934	—	14,311	1,307	—	2,934	—	15,618	18,552	(5,246)	2007	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	49,447	—	3,354	—	59,752	63,106	(44,952)	2007	(A)
44470 Chilum Place	N. Virginia	—	3,531	—	37,360	1	—	3,531	—	37,361	40,892	(10,092)	2007	(A)
43881 Devin Shafron Drive	N. Virginia	—	4,653	—	23,631	92,840	—	4,653	—	116,471	121,124	(80,752)	2007	(A)
43831 Devin Shafron Drive	N. Virginia	—	3,027	—	16,247	1,366	—	3,027	—	17,613	20,640	(5,181)	2007	(A)
43791 Devin Shafron Drive	N. Virginia	—	3,490	—	17,444	76,648	—	3,490	—	94,092	97,582	(46,167)	2007	(A)
Mundells Roundabout	London	—	31,354	—	—	38,956	—	19,670	—	50,640	70,310	(10,514)	2007	(C)
1 Solutions Parkway	St. Louis	—	3,301	—	20,639	1,460	—	3,301	—	22,099	25,400	(6,304)	2007	(A)
1500 Space Park Drive	Silicon Valley	—	6,732	—	6,325	46,136	—	4,106	—	55,087	59,193	(45,440)	2007	(A)
Cressex 1	London	—	3,629	—	9,036	17,681	—	2,372	—	27,974	30,346	(15,888)	2007	(A)
Naritaweg 52	Amsterdam	—	—	1,192	23,441	(6,745)	—	—	860	17,028	17,888	(4,643)	2007	(A)
1 St. Anne’s Boulevard	London	—	1,490	—	1,045	(860)	—	944	—	731	1,675	(168)	2007	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2016
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
2 St. Anne’s Boulevard	London	—	922	—	695	31,421	—	629	—	32,409	33,038	(4,463)	2007	(A)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	74,745	—	13,870	—	99,305	113,175	(43,075)	2007	(A)
365 South Randolphville Road	New York	—	3,019	—	17,404	285,554	—	3,019	—	302,958	305,977	(90,405)	2008	(A)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	835	—	2,165	—	10,769	12,934	(2,563)	2008	(A)
Manchester Technopark	Manchester	—	—	—	23,918	(8,672)	—	—	—	15,246	15,246	(3,720)	2008	(A)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	26,767	—	3,398	—	27,068	30,466	(16,276)	2008	(A)
1550 Space Park Drive	Silicon Valley	—	2,301	—	766	2,625	—	2,056	—	3,636	5,692	—	2008	(A)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	30,780	—	2,061	—	47,228	49,289	(27,042)	2008	(C)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	73,667	—	5,509	—	73,667	79,176	(30,048)	2009	(C)
1232 Alma Road	Dallas	—	2,267	—	3,740	63,893	—	2,266	—	67,634	69,900	(32,135)	2009	(A)
900 Quality Way	Dallas	—	1,446	—	1,659	69,396	—	1,446	—	71,055	72,501	(13,853)	2009	(A)
1210 Integrity Drive	Dallas	—	2,041	—	3,389	100,985	—	3,796	—	102,619	106,415	(29)	2009	(A)
907 Security Row	Dallas	—	333	—	344	98,890	—	2,112	—	97,455	99,567	(2,790)	2009	(A)
908 Quality Way	Dallas	—	6,730	—	4,493	13,778	—	2,067	—	22,934	25,001	(15,103)	2009	(A)
904 Quality Way	Dallas	—	760	—	744	6,818	—	1,151	—	7,171	8,322	(814)	2009	(A)
1215 Integrity Drive	Dallas	—	—	—	—	44,353	—	1,921	—	42,432	44,353	(11,315)	2009	(C)
1350 Duane & 3080 Raymond	Silicon Valley	—	7,081	—	69,817	61	—	7,081	—	69,878	76,959	(12,978)	2009	(A)
45901 & 45845 Nokes Boulevard	N. Virginia	—	3,437	—	28,785	450	—	3,437	—	29,235	32,672	(5,737)	2009	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2016
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
21561 & 21571 Beaumeade Circle	N. Virginia	—	3,966	—	24,211	45	—	3,966	—	24,256	28,222	(4,389)	2009	(A)
60 & 80 Merritt	New York	—	3,418	—	71,477	92,086	—	3,418	—	163,563	166,981	(28,851)	2010	(A)
55 Middlesex	Boston	—	9,975	—	68,363	8,793	—	9,975	—	77,156	87,131	(19,299)	2010	(A)
128 First Avenue	Boston	—	5,465	—	185,348	31,509	—	5,465	—	216,857	222,322	(53,084)	2010	(A)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	35,249	—	—	3,023	39,261	42,284	(5,866)	2010	(A)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	38,002	—	3,274	—	44,569	47,843	(19,201)	2010	(A)
3105 Alfred Street	Silicon Valley	—	6,533	—	3,725	58,227	—	6,801	—	61,684	68,485	(22,043)	2010	(A)
365 Main Street	San Francisco	—	22,854	—	158,709	23,962	—	22,854	—	182,671	205,525	(40,034)	2010	(A)
720 2nd Street	San Francisco	—	3,884	—	116,861	9,644	—	3,884	—	126,505	130,389	(24,909)	2010	(A)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	14,310	—	11,053	—	65,707	76,760	(15,223)	2010	(A)
2121 South Price Road	Phoenix	—	7,335	—	238,452	203,628	—	7,335	—	442,080	449,415	(88,460)	2010	(A)
4030 Lafayette	N. Virginia	—	2,492	—	16,912	3,871	—	2,492	—	20,783	23,275	(4,646)	2010	(A)
4040 Lafayette	N. Virginia	—	1,246	—	4,267	24,510	—	1,246	—	28,777	30,023	(2,762)	2010	(A)
4050 Lafayette	N. Virginia	—	1,246	—	4,371	35,110	—	1,246	—	39,481	40,727	(16,862)	2010	(A)
2805 Lafayette Street	Silicon Valley	—	8,976	—	18,155	128,065	—	8,294	—	146,902	155,196	(17,415)	2010	(A)
29A International Business Park	Singapore	—	—	—	137,545	190,103	—	—	—	327,648	327,648	(76,738)	2010	(A)
43940 Digital Loudoun Plaza	N. Virginia	—	6,229	—	—	255,687	—	6,323	—	255,593	261,916	(42,870)	2011	(C)
44060 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	187,637	—	3,441	—	187,896	191,337	(10,721)	2011	(C)
44100 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	128,634	—	3,750	—	128,584	132,334	(1,139)	2011	(C)
43780 Digital Loudoun Plaza	N. Virginia	—	3,671	—	—	52,214	—	4,633	—	51,252	55,885	(139)	2011	(C)
1-11 Templar Road	Sydney	—	6,937	—	—	62,024	—	4,550	—	64,411	68,961	(9,346)	2011	(C)
13-23 Templar Road	Sydney		4,236	—	—	426	—	3,424	—	1,238	4,662	—	2011	(C)
Fountain Court	London	—	7,544	—	12,506	90,541	—	6,145	—	104,446	110,591	(12,647)	2011	(A)
72 Radnor Drive	Melbourne	—	2,568	—	—	53,962	—	1,805	—	54,725	56,530	(5,163)	2011	(C)
98 Radnor Drive	Melbourne	—	1,899	—	—	36,164	—	1,375	—	36,688	38,063	(10,242)	2011	(C)
105 Cabot Street	Boston	—	2,386	—	—	58,844	—	2,427	—	58,803	61,230	(5,502)	2011	(C)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2016
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
3825 NW Aloclek Place	Portland	—	1,689	—	—	57,103	—	1,689	—	57,103	58,792	(14,163)	2011	(C)
11085 Sun Center Drive	Sacramento	—	2,490	—	21,509	1	—	2,490	—	21,510	24,000	(3,253)	2011	(A)
Profile Park	Dublin	—	6,288	—	—	39,505	—	5,205	—	40,588	45,793	(1,321)	2011	(C)
1506 & 44874 Moran Road	N. Virginia	—	1,527	—	—	17,185	—	1,115	—	17,597	18,712	(1,800)	2011	(A)
760 Doug Davis Drive	Atlanta	—	4,837	—	53,551	3,086	—	4,837	—	56,637	61,474	(9,862)	2011	(A)
360 Spear Street	San Francisco	—	19,828	—	56,733	(771)	—	19,828	—	55,962	75,790	(10,532)	2011	(A)
2501 S. State Hwy 121	Dallas	—	23,137	—	93,943	17,189	—	23,137	—	111,132	134,269	(22,488)	2012	(A)
9333 Grand Avenue	Chicago	—	5,686	—	14,515	76,939	—	1,205	—	95,935	97,140	(21,486)	2012	(A)
9355 Grand Avenue	Chicago	—		—	—	224,912	—	2,518	—	222,394	224,912	(7,330)	2012	(A)
9377 Grand Avenue	Chicago	—		—	—	75,821	—	2,248	—	73,573	75,821	(38)	2012	(A)
8025 North Interstate 35	Austin	—	2,920	—	8,512	185	—	2,920	—	8,697	11,617	(1,305)	2012	(A)
850 E Collins	Dallas	—	1,614	—	—	83,041	—	1,614	—	83,041	84,655	(10,903)	2012	(C)
950 E Collins	Dallas	—	1,546	—	—	74,874	—	1,546	—	74,874	76,420	(6,421)	2012	(C)
400 S. Akard	Dallas	—	10,075	—	62,730	1,902	—	10,075	—	64,632	74,707	(7,910)	2012	(A)
410 Commerce Boulevard	New York	—	—	—	—	29,784	—	—	—	29,784	29,784	(8,027)	2012	(C)
Croydon	London	—	1,683	—	104,728	34,197	—	2,203	—	138,405	140,608	(17,161)	2012	(A)
Watford	London	—	—	7,355	219,273	(15,784)	—	—	6,043	204,801	210,844	(24,862)	2012	(A)
Unit 21 Goldsworth Park	London	—	17,334	—	928,129	(218,845)	—	12,327	—	714,291	726,618	(93,086)	2012	(A)
11900 East Cornell	Denver	—	3,352	—	80,640	2,059	—	3,352	—	82,699	86,051	(11,645)	2012	(A)
701 Union Boulevard	New York	—	10,045	—	6,755	26,299	—	10,045	—	33,054	43,099	—	2012	(A)
23 Waterloo Road	Sydney	—	7,112	—	3,868	(3,366)	—	4,932	—	2,682	7,614	(310)	2012	(A)
1 Rue Jean-Pierre	Paris	—	9,621	—	35,825	(9,218)	—	7,669	—	28,559	36,228	(4,143)	2012	(A)
Liet-dit le Christ de Saclay	Paris	—	3,402	—	3,090	(1,317)	—	2,712	—	2,463	5,175	(461)	2012	(A)
127 Rue de Paris	Paris	—	8,637	—	10,838	(3,950)	—	6,886	—	8,639	15,525	(1,559)	2012	(A)
17201 Waterview Parkway	Dallas	—	2,070	—	6,409	(1)	—	2,070	—	6,408	8,478	(825)	2013	(A)
1900 S. Price Road	Phoenix	—	5,380	—	16,975	486	—	5,398	—	17,443	22,841	(1,815)	2013	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2016
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
371 Gough Road	Toronto		—	7,394		677	88,306	—	6,014	—	90,363	96,377	(4,305)	2013	(A)
1500 Towerview Road	Minneapolis		—	10,190		20,054	3,191	—	10,190	—	23,245	33,435	(3,029)	2013	(A)
Principal Park	London		—	11,837		—	101,915	—	12,044	—	101,708	113,752	(3,890)	2013	(C)
MetCenter Business Park	Austin		—	8,604		20,314	395	—	8,604	—	20,709	29,313	(3,043)	2013	(A)
Liverpoolweg 10	Amsterdam		—	733		3,122	8,138	—	591	—	11,402	11,993	(1,183)	2013	(A)
DePresident	Amsterdam		—	6,737		—	30,369	—	7,030	—	30,076	37,106	—	2013	(C)
Digital Osaka	Osaka		—	9,649		—	43,689	—	9,043	—	44,295	53,338	—	2013	(C)
Crawley 2	London		—	24,305		—	1,227	—	18,502	—	7,030	25,532	(190)	2014	(C)
Digital Deer Park 3	Melbourne		—	1,600	—	—	32	—	1,630	—	2	1,632	—	2015	(C)
3 Loyang Way	Singapore		—	—	—	—	110,303	—	—	—	110,303	110,303	(320)	2015	(A)
Digital Loudoun III	N. Virginia		—	43,000	—	—	26,278	—	51,673	—	17,605	69,278	(10)	2015	(C)
Digital Frankfurt	Frankfurt		—	5,543	—	—	7,884	—	8,266	—	5,161	13,427	—	2015	(C)
56 Marietta Street	Atlanta		—	1,700	—	211,397	7,329	—	1,700	—	218,726	220,426	(10,882)	2015	(A)
2 Peekay Drive	New York		—	—	—	115,439	5,072	—	—	—	120,511	120,511	(8,637)	2015	(A)
100 Delawanna Avenue	New York		—	3,600	—	85,438	3,400	—	3,600	—	88,838	92,438	(3,985)	2015	(A)
60 Hudson Street	New York		—	—	—	32,280	4,249	—	—	—	36,529	36,529	(4,064)	2015	(A)
32 Avenue of the Americas	New York		—	—	—	30,980	1,368	—	—	—	32,348	32,348	(2,765)	2015	(A)
3433 S 120th Place	Seattle		—	—	—	11,688	1,387	—	—	—	13,075	13,075	(2,074)	2015	(A)
8435 Stemmons Freeway	Dallas		—	—	—	5,023	1,425	—	—	—	6,448	6,448	(841)	2015	(A)
2625 Walsh Avenue	Silicon Valley		—	—	—	4,276	2,648	—	—	—	6,924	6,924	(550)	2015	(A)
111 8th Avenue - Telx	New York	(2)	—	—	—	42,454	5,433		—	—	47,887	47,887	(6,506)	2015	(A)
350 East Cermak Road - Telx	Chicago	(2)	—	—	—	13,933	2,180	—	—	—	16,113	16,113	(1,749)	2015	(A)
200 Paul Avenue - Telx	San Francisco	(2)	—	—	—	6,719	1,160	—	—	—	7,879	7,879	(958)	2015	(A)
2323 Bryan Street - Telx	Dallas	(2)	—	—	—	5,191	1,725	—	—	—	6,916	6,916	(853)	2015	(A)
600 W. 7th Street - Telx	Los Angeles	(2)	—	—	—	3,689	498	—	—	—	4,187	4,187	(506)	2015	(A)
3825 NW Aloclek Place - Telx	Portland	(2)	—	—	—	3,131	835	—	—	—	3,966	3,966	(364)	2015	(A)
120 E. Van Buren Street - Telx	Phoenix	(2)	—	—	—	2,848	765	—	—	—	3,613	3,613	(383)	2015	(A)
36 NE 2nd Street - Telx	Miami	(2)	—	—	—	1,842	649	—	—	—	2,491	2,491	(353)	2015	(A)
600-780 S. Federal Street - Telx	Chicago	(2)	—	—	—	1,815	1,682	—	—	—	3,497	3,497	(293)	2015	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2016
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
113 N. Myers Street - Telx	Charlotte	(2)	—	—	—	476	40	—	—	—	516	516	(75)	2015	(A)
1100 Space Park Drive - Telx	Silicon Valley	(2)	—	—	—	352	109	—	—	—	461	461	(61)	2015	(A)
300 Boulevard East - Telx	New York	(2)	—	—	—	197	25	—	—	—	222	222	(57)	2015	(A)
Science Park	Amsterdam	(3)	—	665	—	75,095	15,671	—	631	—	90,800	91,431	(903)	2016	(A)
Sovereign House	London	(3)	—	7,943	—	44,114	(2,095)	—	7,527	—	42,435	49,962	(2,188)	2016	(A)
Amstel Business Park	Amsterdam	(3)	—	2,991	—	58,138	2,184	—	2,840	—	60,473	63,313	(2,587)	2016	(A)
Olivers Yard	London	(3)	—	7,943	—	34,744	(2,099)	—	7,527	—	33,061	40,588	(1,782)	2016	(A)
Bonnington House	London	(3)	—	—	—	14,127	(252)	—	—	—	13,875	13,875	(1,094)	2016	(A)
West Drayton	London	(3)	—	—	—	10,135	(330)	—	—	—	9,805	9,805	(832)	2016	(A)
Lyonerstrasse	Frankfurt	(3)	—	—	—	8,407	(393)	—	—	—	8,014	8,014	(586)	2016	(A)
Meridian Gate	London	(3)	—	—	—	5,893	(255)	—	—	—	5,638	5,638	(445)	2016	(A)
NE Corner of Campbell Road and Ferris Road	Dallas		—	16,542	—	—	230	—	16,772	—	—	16,772	—	2016	(C)
9401 West Grand Avenue	Chicago		—	12,500	—	—	973	—	13,430	—	43	13,473	—	2016	(C)
Broad Run Technology Park	N. Virginia		—	18,019	—	—	5,422	—	23,314	—	127	23,441	—	2016	(C)
Other			—	8,298		—	94,343	—	—	—	102,641	102,641	(14,485)
			2,916	786,205	14,986	5,231,322	5,525,956	(5,900)	746,822	11,335	10,800,312	11,558,469	(2,668,509)

(1)	The balance shown excludes an unamortized premium of $334.

(2)	Represents properties acquired in the Telx Acquisition.

(3)	Represents properties acquired in the European Portfolio Acquisition.

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
NOTES TO SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2016
(In thousands)

(1) Tax Cost
The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $13.4 billion (unaudited) as of December 31, 2016.

(2) Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$10,915,373	$9,982,612	$9,879,578
Additions during period (acquisitions and improvements)	760,051	1,133,263	560,307
Deductions during period (dispositions, impairments and assets held for sale)	(116,955)	(200,502)	(457,273)
Balance, end of year	$11,558,469	$10,915,373	$9,982,612
The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$2,251,268	$1,874,054	$1,565,996
Additions during period (depreciation and amortization expense)	461,506	429,057	413,652
Deductions during period (dispositions and assets held for sale)	(44,265)	(51,843)	(105,594)
Balance, end of year	$2,668,509	$2,251,268	$1,874,054
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 88 and 89.
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
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2016. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we completed an upgrade of our general ledger system. This system was used to produce information contained in this Annual Report on Form 10-K. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2016. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we completed an upgrade of our general ledger system. This system was used to produce information contained in this Annual Report on Form 10-K. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On February 28, 2017, the Company entered into confidentiality agreements with each of its non-employee directors. Pursuant to the terms of the confidentiality agreements, each non-employee director has agreed not to disclose, except in certain limited circumstances, any confidential information about the Company, the Operating Partnership or any of their respective subsidiaries. The obligations under the confidentiality agreements generally continue for a period of ten years following the end of each non-employee director's service on our board of directors. This description of the confidentiality agreements does not purport to be complete and is qualified by its entirety by reference to the text of such agreements, the form of which is filed as an exhibit to this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2016, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
 ITEM 15.    EXHIBITS.

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Telx Holdings, Inc., Digital Realty Trust, Inc., Digital Delta, Inc. and BSR LLC, dated as of July 13, 2015 (incorporated by reference to Exhibit 2.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 9, 2016).

3.2
Sixth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K (File No. 001-32336) filed on November 15, 2016).

3.3
Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4
Fourteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K/A of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 19, 2015).

4.1
Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) (File No. 001-32336) filed on October 26, 2004).

4.2
Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on September 12, 2011).

4.3
Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on March 30, 2012).

4.4
Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

4.5
Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K (File No. 001-32336) filed on January 29, 2010).

4.6
Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 8, 2011).

4.7
Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 8, 2011).

4.8
Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 24, 2012).

4.9
Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 24, 2012).

4.10
Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 1, 2013).

4.11
Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on April 4, 2013).

4.12
Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on March 21, 2014).

4.13
Indenture, dated as of April 1, 2014, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.750% Guaranteed Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Combined Current Report of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. on Form 8-K (File Nos. 001-32336 and 000-54023) filed on April 1, 2014).

4.14
Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 23, 2015).

4.15
Supplemental Indenture No. 1, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.950% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 23, 2015).

4.16
Specimen Certificate for Digital Realty Trust, Inc.’s 6.350% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on August 21, 2015).

4.17
Indenture, dated as of October 1, 2015, among Digital Delta Holdings, LLC as issuer, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the guarantees (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 2, 2015).

4.18
Registration Rights Agreement, dated October 1, 2015, among Digital Delta Holdings, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 2, 2015).

4.19
Indenture, dated as of April 15, 2016, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.625% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 18, 2016).

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

10.3†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

10.4†
Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

10.5†	Form of Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on August 9, 2007).

10.6†
First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-32336) filed on March 30, 2007).

10.7†
Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on May 9, 2008).

10.8†
First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on May 9, 2008).

10.9†
Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on August 6, 2009).

10.10†
Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on November 9, 2009).

10.11†
Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2012).

10.12†
Fifth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan. (incorporated by reference to exhibit 10.46 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.13†
Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 9, 2016).

10.14
Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 27, 2012).

10.15
Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 12, 2013).

10.16
Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.32 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.17†
Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.18†
First Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.45 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.19†
Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 6, 2015).

10.20†
Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.21†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.22†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.23†	Form of Time-Based Profits Interest Unit Agreement.

10.24†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2014).

10.25†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 7, 2014).

10.26†
Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.27†
Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Annual Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2016).

10.28†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 24, 2014).

10.29†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.30†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 16, 2015).

10.31†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 16, 2015).

10.32
Release of Guarantors, dated as of April 27, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.33
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

10.34
Joinder to Multiparty Guaranty, dated as of June 30, 2015, executed by the Additional Guarantor listed thereto pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.5 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.35†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.36†
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.37*
Global Senior Credit Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.48 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 29, 2016).

10.38*
Term Loan Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated , Citigroup Global Markets Inc., J.P. Morgan Securities LLC, the Bank of Nova Scotia and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners for the 5-year term loan, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 7-year term loan (incorporated by reference to Exhibit 10.49 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 29, 2016).

10.39†	Form of Director Confidentiality Agreement.

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2016, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2016; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016; and (v) Notes to Consolidated Financial Statements.

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

Date: March 1, 2017
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

Signature	Title	Date

/S/ DENNIS E. SINGLETON	Chairman of the Board	March 1, 2017
Dennis E. Singleton

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Edward F. Sham

/S/ LAURENCE A. CHAPMAN	Vice Chairman of the Board	March 1, 2017
Laurence A. Chapman

Signature	Title	Date
/S/ KATHLEEN EARLEY	Director	March 1, 2017
Kathleen Earley

/S/ KEVIN J. KENNEDY	Director	March 1, 2017
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	March 1, 2017
William G. LaPerch

/S/ AFSHIN MOHEBBI	Director	March 1, 2017
Afshin Mohebbi

/S/ MARK R. PATTERSON	Director	March 1, 2017
Mark R. Patterson

/S/ ROBERT H. ZERBST	Director	March 1, 2017
Robert H. Zerbst

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date: March 1, 2017

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

Signature	Title	Date

/S/ DENNIS E. SINGLETON	Chairman of the Board	March 1, 2017
Dennis E. Singleton

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Edward F. Sham

Signature	Title	Date
/S/ LAURENCE A. CHAPMAN	Vice Chairman of the Board	March 1, 2017
Laurence A. Chapman

/S/ KATHLEEN EARLEY	Director	March 1, 2017
Kathleen Earley

/S/ KEVIN J. KENNEDY	Director	March 1, 2017
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	March 1, 2017
William G. LaPerch

/S/ AFSHIN MOHEBBI	Director	March 1, 2017
Afshin Mohebbi

/S/ MARK R. PATTERSON	Director	March 1, 2017
Mark R. Patterson

/S/ ROBERT H. ZERBST	Director	March 1, 2017
Robert H. Zerbst

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Telx Holdings, Inc., Digital Realty Trust, Inc., Digital Delta, Inc. and BSR LLC, dated as of July 13, 2015 (incorporated by reference to Exhibit 2.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 9, 2016).

3.2
Sixth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K (File No. 001-32336) filed on November 15, 2016).

3.3
Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4
Fourteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K/A of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 19, 2015).

4.1
Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) (File No. 001-32336) filed on October 26, 2004).

4.2
Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on September 12, 2011).

4.3
Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on March 30, 2012).

4.4
Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

4.5
Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K (File No. 001-32336) filed on January 29, 2010).

4.6
Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 8, 2011).

4.7
Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 8, 2011).

4.8
Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 24, 2012).

Exhibit Number	Description
4.9
Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 24, 2012).

4.10
Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 1, 2013).

4.11
Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on April 4, 2013).

4.12
Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on March 21, 2014).

4.13
Indenture, dated as of April 1, 2014, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.750% Guaranteed Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Combined Current Report of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. on Form 8-K (File Nos. 001-32336 and 000-54023) filed on April 1, 2014).

4.14
Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 23, 2015).

4.15
Supplemental Indenture No. 1, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.950% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 23, 2015).

4.16
Specimen Certificate for Digital Realty Trust, Inc.’s 6.350% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on August 21, 2015).

4.17
Indenture, dated as of October 1, 2015, among Digital Delta Holdings, LLC as issuer, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the guarantees (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 2, 2015).

4.18
Registration Rights Agreement, dated October 1, 2015, among Digital Delta Holdings, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 2, 2015).

4.19
Indenture, dated as of April 15, 2016, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.625% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 18, 2016).

Exhibit Number	Description
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

10.3†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

10.4†
Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

10.5†	Form of Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on August 9, 2007).

10.6†
First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-32336) filed on March 30, 2007).

10.7†
Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on May 9, 2008).

10.8†
First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on May 9, 2008).

10.9†
Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on August 6, 2009).

10.10†
Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on November 9, 2009).

10.11†
Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2012).

10.12†
Fifth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan. (incorporated by reference to exhibit 10.46 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.13†
Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 9, 2016).

10.14
Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 27, 2012).

10.15
Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 12, 2013).

Exhibit Number	Description

10.16
Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.32 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.17†
Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.18†
First Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.45 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.19†
Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 6, 2015).

10.20†
Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.21†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.22†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.23†	Form of Time-Based Profits Interest Unit Agreement.

10.24†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2014).

10.25†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 7, 2014).

10.26†
Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.27†
Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Annual Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2016).

10.28†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 24, 2014).

10.29†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

Exhibit Number	Description
10.30†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 16, 2015).

10.31†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 16, 2015).

10.32
Release of Guarantors, dated as of April 27, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.33
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

10.34
Joinder to Multiparty Guaranty, dated as of June 30, 2015, executed by the Additional Guarantor listed thereto pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.5 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.35†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.36†
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.37*
Global Senior Credit Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.48 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 29, 2016).

10.38*
Term Loan Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated , Citigroup Global Markets Inc., J.P. Morgan Securities LLC, the Bank of Nova Scotia and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners for the 5-year term loan, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 7-year term loan (incorporated by reference to Exhibit 10.49 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 29, 2016).

10.39†	Form of Director Confidentiality Agreement.

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

Exhibit Number	Description

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2016, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2016; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.