Form 10-Q
period 2017-03-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2017-05-10
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
Digital Realty Trust, Inc.:
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Digital Realty Trust, L.P.:
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at May 5, 2017
Common Stock, $.01 par value per share	159,774,915

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2017, Digital Realty Trust, Inc. owned an approximate 98.4% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.6% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2017, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	Condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	"Debt of the Company" and "Debt of the Operating Partnership";

•	"Income per Share" and "Income per Unit"; and

•	"Equity and Accumulated Other Comprehensive Loss, Net" and "Capital and Accumulated Other Comprehensive Loss";

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$767,148	$746,822
Acquired ground leases	11,489	11,335
Buildings and improvements	10,558,200	10,267,525
Tenant improvements	532,168	532,787
Total investments in properties	11,869,005	11,558,469
Accumulated depreciation and amortization	(2,792,910)	(2,668,509)
Net investments in properties	9,076,095	8,889,960
Investment in unconsolidated joint ventures	112,856	106,402
Net investments in real estate	9,188,951	8,996,362
Cash and cash equivalents	14,950	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $6,147 and $7,446 as of March 31, 2017 and December 31, 2016, respectively	195,406	203,938
Deferred rent	418,858	412,269
Acquired above-market leases, net	20,826	22,181
Goodwill	757,444	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,501,843	1,522,378
Restricted cash	10,447	11,508
Assets held for sale	56,154	56,097
Other assets	164,669	204,354
Total assets	$12,329,548	$12,192,585
LIABILITIES AND EQUITY
Global revolving credit facility, net	$564,467	$199,209
Unsecured term loan, net	1,505,667	1,482,361
Unsecured senior notes, net	4,128,110	4,153,797
Mortgage loans, including premiums, net	3,085	3,240
Accounts payable and other accrued liabilities	804,371	824,878
Accrued dividends and distributions	—	144,194
Acquired below-market leases, net	78,641	81,899
Security deposits and prepaid rents	171,692	168,111
Obligations associated with assets held for sale	3,070	2,599
Total liabilities	7,259,103	7,060,288
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 41,900,000 and 41,900,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,012,961	1,012,961
Common Stock: $0.01 par value per share, 265,000,000 shares authorized; 159,539,892 and 159,019,118 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,584	1,582
Additional paid-in capital	5,769,091	5,764,497
Accumulated dividends in excess of earnings	(1,629,633)	(1,547,420)
Accumulated other comprehensive loss, net	(122,540)	(135,605)
Total stockholders’ equity	5,031,463	5,096,015
Noncontrolling Interests:
Noncontrolling interests in operating partnership	32,409	29,684
Noncontrolling interests in consolidated joint ventures	6,573	6,598
Total noncontrolling interests	38,982	36,282
Total equity	5,070,445	5,132,297
Total liabilities and equity	$12,329,548	$12,192,585
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Operating Revenues:
Rental	$404,126	$371,128
Tenant reimbursements	87,288	84,218
Interconnection and other	57,225	46,963
Fee income	1,895	1,799
Other	35	91
Total operating revenues	550,569	504,199
Operating Expenses:
Rental property operating and maintenance	169,339	154,168
Property taxes	26,919	27,331
Insurance	2,592	2,412
Depreciation and amortization	176,466	169,016
General and administrative	34,647	31,256
Transactions	3,323	1,900
Total operating expenses	413,286	386,083
Operating income	137,283	118,116
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	5,324	4,078
Gain (loss) on sale of properties	(522)	1,097
Interest and other (expense) income	151	(624)
Interest expense	(55,450)	(57,261)
Tax expense	(2,223)	(2,109)
Loss from early extinguishment of debt	—	(964)
Net income	84,563	62,333
Net income attributable to noncontrolling interests	(1,025)	(784)
Net income attributable to Digital Realty Trust, Inc.	83,538	61,549
Preferred stock dividends	(17,393)	(22,424)
Net income available to common stockholders	$66,145	$39,125
Net income per share available to common stockholders:
Basic	$0.42	$0.27
Diluted	$0.41	$0.27
Weighted average common shares outstanding:
Basic	159,297,027	146,565,564
Diluted	160,421,655	147,433,194
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$84,563	$62,333
Other comprehensive income:
Foreign currency translation adjustments	16,578	(1,441)
Decrease in fair value of interest rate swaps and foreign currency hedges	(4,364)	(7,409)
Reclassification to interest expense from interest rate swaps	1,030	1,058
Comprehensive income	97,807	54,541
Comprehensive income attributable to noncontrolling interests	(1,204)	(654)
Comprehensive income attributable to Digital Realty Trust, Inc.	$96,603	$53,887
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
Conversion of units to common stock	—	216,964	2	2,742	—	—	2,744	(2,744)	—	(2,744)	—
Issuance of unvested restricted stock	—	258,835	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	118	—	—	118	—	—	—	118
Exercise of stock options	—	17,668	—	687	—	—	687	—	—	—	687
Shares issued under employee stock purchase plan	—	27,307	—	1,919	—	—	1,919	—	—	—	1,919
Amortization of share-based compensation	—	—	—	6,067	—	—	6,067	—	—	—	6,067
Reclassification of vested share-based awards	—	—	—	(6,939)	—	—	(6,939)	6,939	—	6,939	—
Dividends declared on preferred stock	—	—	—	—	(17,393)	—	(17,393)	—	—	—	(17,393)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(148,358)	—	(148,358)	(2,553)	—	(2,553)	(150,911)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(146)	(146)	(146)
Net income	—	—	—	—	83,538	—	83,538	904	121	1,025	84,563
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	16,354	16,354	224	—	224	16,578
Other comprehensive loss—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	(4,305)	(4,305)	(59)	—	(59)	(4,364)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	1,016	1,016	14	—	14	1,030
Balance as of March 31, 2017	$1,012,961	159,539,892	$1,584	$5,769,091	$(1,629,633)	$(122,540)	$5,031,463	$32,409	$6,573	$38,982	$5,070,445
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$84,563	$62,333
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of properties	522	(1,097)
Equity in earnings of unconsolidated joint ventures	(5,324)	(4,078)
Distributions from unconsolidated joint ventures	4,448	4,115
Write-off of net assets due to early lease terminations	—	(1)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	131,807	127,175
Amortization of share-based compensation	4,064	4,304
Non-cash amortization of terminated swaps	301	—
Allowance for (recovery of) doubtful accounts	(1,310)	(1,931)
Amortization of deferred financing costs	2,443	2,260
Loss on early extinguishment of debt	—	964
Amortization of debt discount/premium	674	611
Amortization of acquired in-place lease value and deferred leasing costs	44,659	41,841
Amortization of acquired above-market leases and acquired below-market leases, net	(2,026)	(2,266)
Changes in assets and liabilities:
Accounts and other receivables	9,455	3,221
Deferred rent	(4,033)	(7,456)
Deferred leasing costs	(1,898)	(4,147)
Other assets	(13,040)	(15,424)
Accounts payable and other accrued liabilities	(38,421)	(39,317)
Security deposits and prepaid rents	2,182	9,507
Net cash provided by operating activities	219,066	180,614
Cash flows from investing activities:
Acquisitions of real estate	(13,585)	(1,329)
Proceeds from sale of properties, net	—	35,769
Excess proceeds from forward contracts	51,308	—
Investment in unconsolidated joint ventures	(5,749)	(11)
Receipt of value added tax refund	—	951
Refundable value added tax paid	—	(4,319)
Improvements to investments in real estate	(254,359)	(183,890)
Improvement advances to tenants	(5,073)	(9,617)
Collection of advances from tenants for improvements	11,890	8,318
Net cash used in investing activities	(215,568)	(154,128)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Borrowings on global revolving credit facility	$715,524	$692,593
Repayments on global revolving credit facility	(358,219)	(975,287)
Borrowings on unsecured term loan	—	766,201
Repayments on unsecured term loan	—	(150,873)
Repayments on unsecured notes	(50,000)	(25,000)
Principal payments on mortgage loans	(132)	(53,041)
Earnout payments related to acquisition	—	(12,129)
Payment of loan fees and costs	(144)	(14,207)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(146)	(115)
Common and preferred stock offering costs paid, net	118	137
Proceeds from equity plans	2,606	1,805
Payment of dividends to preferred stockholders	(17,393)	(22,424)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(295,105)	(258,475)
Net cash used in financing activities	(2,891)	(50,815)
Net increase (decrease) in cash, cash equivalents and restricted cash	607	(24,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,754	—
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062
Cash, cash equivalents and restricted cash at end of period	$25,397	$50,733

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,819	$61,678
Cash paid for income taxes	3,569	1,541
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$16,578	$(1,441)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(4,364)	(7,409)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	2,162	—
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	(2,744)	2,930
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	138,162	108,251
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$13,585	$1,329
Cash paid for acquisition of real estate	$13,585	$1,329
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$767,148	$746,822
Acquired ground leases	11,489	11,335
Buildings and improvements	10,558,200	10,267,525
Tenant improvements	532,168	532,787
Total investments in properties	11,869,005	11,558,469
Accumulated depreciation and amortization	(2,792,910)	(2,668,509)
Net investments in properties	9,076,095	8,889,960
Investment in unconsolidated joint ventures	112,856	106,402
Net investments in real estate	9,188,951	8,996,362
Cash and cash equivalents	14,950	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $6,147 and $7,446 as of March 31, 2017 and December 31, 2016, respectively	195,406	203,938
Deferred rent	418,858	412,269
Acquired above-market leases, net	20,826	22,181
Goodwill	757,444	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,501,843	1,522,378
Restricted cash	10,447	11,508
Assets held for sale	56,154	56,097
Other assets	164,669	204,354
Total assets	$12,329,548	$12,192,585
LIABILITIES AND CAPITAL
Global revolving credit facility, net	$564,467	$199,209
Unsecured term loan, net	1,505,667	1,482,361
Unsecured senior notes, net	4,128,110	4,153,797
Mortgage loans, including premiums, net	3,085	3,240
Accounts payable and other accrued liabilities	804,371	824,878
Accrued dividends and distributions	—	144,194
Acquired below-market leases, net	78,641	81,899
Security deposits and prepaid rents	171,692	168,111
Obligations associated with assets held for sale	3,070	2,599
Total liabilities	7,259,103	7,060,288
Commitments and contingencies
Capital:
Partners’ capital:
General Partner	6,783,636	6,779,040
Limited Partners	37,244	34,698
Accumulated distributions in excess of earnings	(1,629,633)	(1,547,420)
Accumulated other comprehensive loss	(127,375)	(140,619)
Total partners’ capital	5,063,872	5,125,699
Noncontrolling interests in consolidated joint ventures	6,573	6,598
Total capital	5,070,445	5,132,297
Total liabilities and capital	$12,329,548	$12,192,585
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016
Operating Revenues:
Rental	$404,126	$371,128
Tenant reimbursements	87,288	84,218
Interconnection and other	57,225	46,963
Fee income	1,895	1,799
Other	35	91
Total operating revenues	550,569	504,199
Operating Expenses:
Rental property operating and maintenance	169,339	154,168
Property taxes	26,919	27,331
Insurance	2,592	2,412
Depreciation and amortization	176,466	169,016
General and administrative	34,647	31,256
Transactions	3,323	1,900
Total operating expenses	413,286	386,083
Operating income	137,283	118,116
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	5,324	4,078
Gain (loss) on sale of properties	(522)	1,097
Interest and other (expense) income	151	(624)
Interest expense	(55,450)	(57,261)
Tax expense	(2,223)	(2,109)
Loss from early extinguishment of debt	—	(964)
Net income	84,563	62,333
Net income attributable to noncontrolling interests in consolidated joint ventures	(121)	(121)
Net income attributable to Digital Realty Trust, L.P.	84,442	62,212
Preferred units distributions	(17,393)	(22,424)
Net income available to common unitholders	$67,049	$39,788
Net income per unit available to common unitholders:
Basic	$0.42	$0.27
Diluted	$0.41	$0.27
Weighted average common units outstanding:
Basic	161,474,901	149,047,798
Diluted	162,599,529	149,915,428
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$84,563	$62,333
Other comprehensive income:
Foreign currency translation adjustments	16,578	(1,441)
Decrease in fair value of interest rate swaps and foreign currency hedges	(4,364)	(7,409)
Reclassification to interest expense from interest rate swaps	1,030	1,058
Comprehensive income	$97,807	$54,541
Comprehensive income attributable to noncontrolling interests in consolidated joint ventures	(121)	(121)
Comprehensive income attributable to Digital Realty Trust, L.P.	$97,686	$54,420
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2016	41,900,000	$1,012,961	159,019,118	$4,218,659	2,475,663	$34,698	$(140,619)	$6,598	$5,132,297
Conversion of limited partner common units to general partner common units	—	—	216,964	2,744	(216,964)	(2,744)	—	—	—
Issuance of unvested restricted common units	—	—	258,835	—	—	—	—	—	—
Common unit offering costs, net	—	—	—	118	—	—	—	—	118
Issuance of common units in connection with the exercise of stock options	—	—	17,668	687	—	—	—	—	687
Issuance of common units, net of forfeitures	—	—	—	—	287,472	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	27,307	1,919	—	—	—	—	1,919
Amortization of share-based compensation	—	—	—	6,067	—	—	—	—	6,067
Reclassification of vested share-based awards	—	—	—	(6,939)	—	6,939	—	—	—
Distributions	—	(17,393)	—	(148,358)	—	(2,553)	—	—	(168,304)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(146)	(146)
Net income	—	17,393	—	66,145	—	904	—	121	84,563
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	16,578	—	16,578
Other comprehensive loss—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	(4,364)	—	(4,364)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,030	—	1,030
Balance as of March 31, 2017	41,900,000	$1,012,961	159,539,892	$4,141,042	2,546,171	$37,244	$(127,375)	$6,573	$5,070,445

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$84,563	$62,333
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of properties	522	(1,097)
Equity in earnings of unconsolidated joint ventures	(5,324)	(4,078)
Distributions from unconsolidated joint ventures	4,448	4,115
Write-off of net assets due to early lease terminations	—	(1)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	131,807	127,175
Amortization of share-based compensation	4,064	4,304
Non-cash amortization of terminated swaps	301	—
Allowance for doubtful accounts	(1,310)	(1,931)
Amortization of deferred financing costs	2,443	2,260
Loss on early extinguishment of debt	—	964
Amortization of debt discount/premium	674	611
Amortization of acquired in-place lease value and deferred leasing costs	44,659	41,841
Amortization of acquired above-market leases and acquired below-market leases, net	(2,026)	(2,266)
Changes in assets and liabilities:
Accounts and other receivables	9,455	3,221
Deferred rent	(4,033)	(7,456)
Deferred leasing costs	(1,898)	(4,147)
Other assets	(13,040)	(15,424)
Accounts payable and other accrued liabilities	(38,421)	(39,317)
Security deposits and prepaid rents	2,182	9,507
Net cash provided by operating activities	219,066	180,614
Cash flows from investing activities:
Acquisitions of real estate	(13,585)	(1,329)
Proceeds from sale of properties, net	—	35,769
Excess proceeds from forward contracts	51,308	—
Investment in unconsolidated joint ventures	(5,749)	(11)
Receipt of value added tax refund	—	951
Refundable value added tax paid	—	(4,319)
Improvements to investments in real estate	(254,359)	(183,890)
Improvement advances to tenants	(5,073)	(9,617)
Collection of advances from tenants for improvements	11,890	8,318
Net cash used in investing activities	(215,568)	(154,128)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Borrowings on global revolving credit facility	$715,524	$692,593
Repayments on global revolving credit facility	(358,219)	(975,287)
Borrowings on unsecured term loan	—	766,201
Repayments on unsecured term loan	—	(150,873)
Repayments on unsecured notes	(50,000)	(25,000)
Principal payments on mortgage loans	(132)	(53,041)
Earnout payments related to acquisition	—	(12,129)
Payment of loan fees and costs	(144)	(14,207)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(146)	(115)
General partner contributions, net	2,724	1,942
Payment of distributions to preferred unitholders	(17,393)	(22,424)
Payment of distributions to common unitholders	(295,105)	(258,475)
Net cash used in financing activities	(2,891)	(50,815)
Net increase (decrease) in cash, cash equivalents and restricted cash	607	(24,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,754	—
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062
Cash, cash equivalents and restricted cash at end of period	$25,397	$50,733

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,819	$61,678
Cash paid for income taxes	3,569	1,541
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$16,578	$(1,441)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(4,364)	(7,409)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	2,162	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	138,162	108,251
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$13,585	$1,329
Cash paid for acquisition of real estate	$13,585	$1,329
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and their subsidiaries (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing data centers. The Company is focused on providing data center, colocation and interconnection solutions for domestic and international customers across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of March 31, 2017, our portfolio consisted of 145 operating properties, including three held-for-sale properties and 14 properties held as investments in unconsolidated joint ventures, of which 104 are located throughout the United States, 32 are located in Europe, four are located in Asia, three are located in Australia and two are located in Canada.

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway data centers and office and other non-data center space.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2017, Digital Realty Trust, Inc. owns a 98.4% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
2. Summary of Significant Accounting Policies
(a) Principles of Consolidation and Basis of Presentation
The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and their subsidiaries. Intercompany balances and transactions have been eliminated.
The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.
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
March 31, 2017 and 2016

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
To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	"Debt of the Company" and "Debt of the Operating Partnership";

•	"Income per Share" and "Income per Unit"; and

•	"Equity and Accumulated Other Comprehensive Loss, Net" and "Capital and Accumulated Other Comprehensive Loss".
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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2017, cash equivalents consist of investments in money market instruments.
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
March 31, 2017 and 2016

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
We capitalized interest of approximately $4.6 million and $3.8 million during the three months ended March 31, 2017 and 2016, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $18.7 million and $17.7 million during the three months ended March 31, 2017 and 2016, respectively. Capitalized leasing costs of approximately $12.3 million and $10.4 million are included in improvements to investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, respectively.
(e) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized.  Management performs an annual impairment test for goodwill and between annual tests, management will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.  We have not recognized any goodwill impairments since our inception. Goodwill amounted to approximately $757.4 million and $753.0 million as of March 31, 2017 and December 31, 2016, respectively.
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
March 31, 2017 and 2016

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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2017 and December 31, 2016, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three months ended March 31, 2017 and 2016, we had no such interest or penalties. The tax year 2013 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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
March 31, 2017 and 2016

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
(n) Segment and Geographic Information
All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products and services are consistent across all properties and although services are provided to a wide range of customers, the types of real estate services provided to them are standardized throughout the portfolio. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. In addition, the chief operating decision makers evaluate operating performance and make resource allocation decisions for the portfolio as a whole, rather than by property type or revenue stream. Consequently, our properties qualify for aggregation into one reporting segment.
Operating revenues from properties in the United States were $429.1 million and $406.3 million and outside the United States were $121.4 million and $97.9 million for the three months ended March 31, 2017 and 2016, respectively. We had investments in real estate located in the United States of $6.3 billion and $6.3 billion, and outside the United States of $2.7 billion and $2.6 billion, as of March 31, 2017 and December 31, 2016, respectively.
Operating revenues from properties located in the United Kingdom were $65.2 million and $51.6 million, or 11.8% and 10.2% of total operating revenues, for the three months ended March 31, 2017 and 2016, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.5 billion and $1.5 billion, or 16.5% and 16.6% of total long-lived assets, as of March 31, 2017 and December 31, 2016, respectively. No other foreign country comprised more than 10% of total long-lived assets as of March 31, 2017 and December 31, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

(o) New Accounting Pronouncements
New Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2017-01, "Clarifying the Definition of a Business (Topic 805)." ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We adopted ASU 2017-01 as of January 1, 2017 and the adoption did not require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

In November 2016, the FASB issued an ASU that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. We adopted this ASU as of January 1, 2017, and restricted cash balances are included along with cash and cash equivalents as of the end of period and beginning of period in our condensed consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances have been eliminated from our condensed consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We adopted ASU 2016-09 as of January 1, 2017, and did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued but not yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities may elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. While lease contracts with customers, which constitute the vast majority of our revenues, are a specific scope exception, this update may have implications in certain variable payment terms included in lease agreements. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The standard permits the use of either a retrospective or cumulative effect transition method and permits the use of certain practical expedients. We currently anticipate using the cumulative effect transition method, however, this determination is subject to change. As the standard does not significantly impact lessor accounting, we do not believe adoption will have a material impact on our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for certain of our revenue streams which are not based on contractually specified lease amounts, including interconnection, tenant reimbursement and other revenue.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.

In January 2017, the FASB issued guidance codified in ASU Topic 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASC 2017-04 to have a material impact on our consolidated financial statements.
3. Investments in Real Estate
We acquired the following real estate during the three months ended March 31, 2017:

Location	Market	Date Acquired	Amount (in millions)
Osaka Phase II (1)	Osaka, Japan	March 15, 2017	$13.6

(1)	Represents currently vacant land which is not included in our operating property count. Purchase price in U.S. dollars and excludes capitalized closing costs.

As of March 31, 2017, three properties had an aggregate carrying value of $56.2 million within total assets and $3.1 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet. The three properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

European Portfolio Acquisition

On July 5, 2016, the Company completed the acquisition of a portfolio of eight high-quality, carrier-neutral data centers in Europe from Equinix, which we refer to as the European Portfolio Acquisition. The purchase price was $818.9 million in the aggregate (based on the exchange rate at the date of acquisition). The final purchase price allocation was completed in early 2017. The final adjustments to the preliminary purchase price allocation were not material. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Investments in real estate	$270,195
Goodwill	442,975
Intangibles:
Tenant relationship value	249,070
Acquired in-place lease value	18,807
Above/below-market lease value, net	4,817
Capital lease and other long-term obligations	(118,923)
Deferred taxes and other	(48,037)
Total purchase price	$818,904

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

4. Investment in Unconsolidated Joint Ventures
As of March 31, 2017, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, effective 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR) and a 17% interest in a joint venture that operates a high density colocation facility at 1101 Space Park Drive in Santa Clara, California. The following tables present summarized financial information for our joint ventures as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 (unaudited, in thousands):

	As of March 31, 2017					Three Months Ended March 31, 2017
2017	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$736,735	$925,439	$456,870	$546,389	$379,050	$35,062	$(10,391)	$24,671	$11,286
Our investment in and share of equity in earnings of unconsolidated joint ventures					$112,856				$5,324

	As of December 31, 2016					Three Months Ended March 31, 2016
2016	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$741,228	$922,694	$457,141	$549,997	$372,697	$33,608	$(10,583)	$23,025	$9,000
Our investment in and share of equity in earnings of unconsolidated joint ventures					$106,402				$4,078

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three months ended March 31, 2017 and 2016, respectively.

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
March 31, 2017 and 2016

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2017 and December 31, 2016.

	Balance as of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$898,904	$896,693
Accumulated amortization	(532,545)	(517,443)
Net	$366,359	$379,250
Tenant relationship value:
Gross amount	$975,188	$971,519
Accumulated amortization	(99,926)	(82,069)
Net	$875,262	$889,450
Acquired above-market leases:
Gross amount	$110,748	$110,142
Accumulated amortization	(89,922)	(87,961)
Net	$20,826	$22,181
Acquired below-market leases:
Gross amount	$284,695	$283,899
Accumulated amortization	(206,054)	(202,000)
Net	$78,641	$81,899
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1.8 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.3 years and 4.0 years, respectively, as of March 31, 2017. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing April 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$5,179
2018	5,538
2019	5,680
2020	7,434
2021	7,423
Thereafter	26,561
Total	$57,815

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $14.2 million and $13.7 million for the three months ended March 31, 2017 and 2016, respectively. The expected average amortization period for acquired in-place lease value is 8.0 years as of March 31, 2017. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 6.9 years as of March 31, 2017. Estimated annual amortization of acquired

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

in-place lease value for each of the five succeeding years and thereafter, commencing April 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$40,295
2018	47,854
2019	40,648
2020	36,692
2021	34,077
Thereafter	166,793
Total	$366,359

Amortization of tenant relationship value and trade names (a component of depreciation and amortization expense) was approximately $17.6 million and $0.0 million, respectively, for the three months ended March 31, 2017 and approximately $15.9 million and $0.5 million, respectively, for the three months ended March 31, 2016.  During the quarter ended June 30, 2016, management of the Company decided to retire the Telx trade name.  Accordingly, the Company wrote off the net remaining balance of approximately $6.1 million. As of March 31, 2017, the weighted average remaining contractual life for customer contracts was 12.7 years. Estimated annual amortization of customer contracts for each of the five succeeding years and thereafter, commencing April 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$52,687
2018	70,249
2019	70,249
2020	70,249
2021	70,249
Thereafter	541,579
Total	$875,262

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% Notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), and 4.750% notes due 2025 (4.750% 2025 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (4.250% 2025 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2024 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2017		Maturity Date	Principal Outstanding March 31, 2017		Principal Outstanding December 31, 2016
Global revolving credit facility	Various	(1)	Jan 15, 2020	$574,379	(2)	$210,077	(2)
Deferred financing costs, net				(9,912)		(10,868)
Global revolving credit facility, net				564,467		199,209
Unsecured Term Loans
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,211,515	(5)	1,188,498	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	300,000	(5)
Deferred financing costs, net				(5,848)		(6,137)
Unsecured term loan, net				1,505,667		1,482,361
Unsecured senior notes:
Prudential Shelf Facility:
Series E	5.730%		Jan 20, 2017	—	(6)	50,000
Total Prudential Shelf Facility				—		50,000
Senior Notes:
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
4.750% notes due 2023	4.750%		Oct 13, 2023	376,500	(7)	370,200	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024	639,120	(8)	631,020	(8)
4.250% notes due 2025	4.250%		Jan 17, 2025	502,000	(7)	493,600	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
Unamortized discounts				(15,040)		(15,649)
Total senior notes, net of discount				4,152,580		4,129,171
Deferred financing costs, net				(24,470)		(25,374)
Total unsecured senior notes, net of discount and deferred financing costs				4,128,110		4,153,797

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

Indebtedness	Interest Rate at March 31, 2017	Maturity Date	Principal Outstanding March 31, 2017	Principal Outstanding December 31, 2016
Mortgage loans:
731 East Trade Street	8.22%	Jul 1, 2020	$2,784	$2,916
Unamortized net premiums			311	334
Total mortgage loans, including premiums			3,095	3,250
Deferred financing costs, net			(10)	(10)
Total mortgage loans, including premiums and net of deferred financing costs			3,085	3,240
Total indebtedness			$6,241,569	$5,838,607
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

(2)	Balances as of March 31, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2017		Weighted-average interest rate	Balance as of December 31, 2016		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$80,000		1.91%	$105,000		1.67%
British pound sterling (£)	328,183	(b)	1.27%	11,106	(c)	1.25%
Euro (€)	43,141	(b)	0.63%	15,250	(c)	0.63%
Hong Kong dollar (HKD)	2,432	(b)	1.45%	1,728	(c)	1.66%
Japanese yen (JPY)	96,530	(b)	0.96%	54,273	(c)	0.92%
Singapore dollar (SGD)	2,004	(b)	1.66%	11,186	(c)	1.52%
Canadian dollar (CAD)	12,089	(b)	1.94%	11,534	(c)	1.92%
Total	$564,379		1.27%	$210,077		1.39%
Base Rate Borrowing (d)
U.S. dollar ($)	$10,000		4.00%	$—		—%
Total borrowings	$574,379		1.32%	$210,077		1.39%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	Based on exchange rates of $1.26 to £1.00, $1.07 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.72 to 1.00 SGD and $0.75 to 1.00 CAD, respectively, as of March 31, 2017.

(c)	Based on exchange rates of $1.23 to £1.00, $1.05 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.69 to 1.00 SGD and $0.74 to 1.00 CAD, respectively, as of December 31, 2016.

(d)
The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate plus the applicable margin, currently zero basis points, which is based on the credit rating of our long-term debt.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar, Singapore dollar, British pound sterling and Canadian dollar tranches of the unsecured term loan. See Note 14 "Derivative Instruments" for further information.

(5)	Balances as of March 31, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2017		Weighted-average interest rate		Balance as of December 31, 2016		Weighted-average interest rate
U.S. dollar ($)	$710,911		2.20%	(b)	$710,911		1.99%	(d)
British pound sterling (£)	212,691	(a)	1.36%	(b)	209,132	(c)	1.36%	(d)
Singapore dollar (SGD)	231,021	(a)	1.86%	(b)	222,824	(c)	1.76%	(d)
Australian dollar (AUD)	180,273	(a)	2.73%		170,325	(c)	2.72%
Hong Kong dollar (HKD)	85,868	(a)	1.54%		86,029	(c)	1.77%
Canadian dollar (CAD)	73,964	(a)	1.99%	(b)	73,294	(c)	2.00%	(d)
Japanese yen (JPY)	16,787	(a)	1.05%		15,983	(c)	0.98%
Total	$1,511,515		2.03%	(b)	$1,488,498		1.93%	(d)

(a)	Based on exchange rates of $1.26 to £1.00, $0.72 to 1.00 SGD, $0.76 to 1.00 AUD, $0.13 to 1.00 HKD, $0.75 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of March 31, 2017.

(b)
As of March 31, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.43% (U.S. dollar), 1.89% (British pound sterling), 1.91% (Singapore dollar), 1.88% (Canadian dollar) and 2.22% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $1.23 to £1.00, $0.69 to 1.00 SGD, $0.72 to 1.00 AUD,$0.13 to 1.00 HKD, $0.74 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2016.

(d)
As of December 31, 2016, the weighted-average interest rate reflecting interest rate swaps was 2.45% (U.S. dollar), 1.89% (British pound sterling), 1.90% (Singapore dollar), 1.88% (Canadian dollar) and 2.23% (Total).

(6)	Unsecured note paid in full at maturity.

(7)	Based on exchange rate of $1.26 to £1.00 as of March 31, 2017 and $1.23 to £1.00 as of December 31, 2016.

(8)	Based on exchange rate of $1.07 to €1.00 as of March 31, 2017 and $1.05 to €1.00 as of December 31, 2016.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of March 31, 2017, interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month GBP LIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.00% (USD) which is based on the U.S. Prime Rate.  We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2017, we have capitalized approximately $9.9 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of March 31, 2017, approximately $574.4 million was drawn under the global revolving credit facility and $19.1 million of letters of credit were issued.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of March 31, 2017, we were in compliance with all of such covenants.
Unsecured Term Loans

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at March 31, 2017, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of March 31, 2017, we were in compliance with all of such covenants. As of March 31, 2017, we have capitalized approximately $5.8 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.
The table below summarizes our debt maturities and principal payments as of March 31, 2017 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan	Senior Notes	Mortgage Loans	Total Debt
Remainder of 2017	$—	$—	$—	$414	$414
2018	—	—	—	593	593
2019	—	—	—	644	644
2020	574,379	—	1,000,000	1,133	1,575,512
2021	—	1,211,515	400,000	—	1,611,515
Thereafter	—	300,000	2,767,620	—	3,067,620
Subtotal	$574,379	$1,511,515	$4,167,620	$2,784	$6,256,298
Unamortized discount	—	—	(15,040)	—	(15,040)
Unamortized premium	—	—	—	311	311
Total	$574,379	$1,511,515	$4,152,580	$3,095	$6,241,569

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income available to common stockholders	$66,145	$39,125
Weighted average shares outstanding—basic	159,297,027	146,565,564
Potentially dilutive common shares:
Stock options	4	11,286
Unvested incentive units	237,336	122,601
Forward equity offering	283,388	—
Market performance-based awards	603,900	733,743
Weighted average shares outstanding—diluted	160,421,655	147,433,194
Income per share:
Basic	$0.42	$0.27
Diluted	$0.41	$0.27
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2017	2016
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,177,874	2,482,234
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	—	3,345,087
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	1,783,083	2,121,447
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,438,074	2,900,732
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,572,744	4,250,720
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,440,928	2,904,126
Total	12,412,703	18,004,346

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2017	2016
Net income available to common unitholders	$67,049	$39,788
Weighted average units outstanding—basic	161,474,901	149,047,798
Potentially dilutive common units:
Stock options	4	11,286
Unvested incentive units	237,336	122,601
Forward equity offering	283,388	—
Market performance-based awards	603,900	733,743
Weighted average units outstanding—diluted	162,599,529	149,915,428
Income per unit:
Basic	$0.42	$0.27
Diluted	$0.41	$0.27
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2017	2016
Potentially dilutive Series E Cumulative Redeemable Preferred Units	—	3,345,087
Potentially dilutive Series F Cumulative Redeemable Preferred Units	1,783,083	2,121,447
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,438,074	2,900,732
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,572,744	4,250,720
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,440,928	2,904,126
Total	10,234,829	15,522,112

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the three months ended March 31, 2017 and 2016.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2017 and 2016.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, we had deferred tax liabilities net of deferred tax assets of approximately $155.4 million and $153.8 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012 and the European Portfolio Acquisition in July 2016. The valuation allowances at March 31, 2017 and December 31, 2016 relate primarily to certain foreign jurisdictions and net operating loss carryforwards from the acquisition of Telx, or the Telx Acquisition, that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of March 31, 2017 and December 31, 2016.
11. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through March 31, 2017, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2017 and 2016. As of March 31, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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
March 31, 2017 and 2016

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

(c) Redemption of Series F Preferred Stock

On April 5, 2017, Digital Realty Trust, Inc. redeemed all 7,300,000 outstanding shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock, for $25.01840 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. Digital Realty Trust, Inc. funded the redemption with borrowings under the global revolving credit facility, which the Operating Partnership distributed to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 7,300,000 of its outstanding series F preferred units held by Digital Realty Trust, Inc. The excess of the redemption price over the carrying value of the series F preferred stock of approximately $6.3 million relates to the original issuance costs and will be reflected as a reduction to net income available to common stockholders.

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	159,539,892	98.4%	159,019,118	98.5%
Noncontrolling interests consist of:
Common units held by third parties	1,011,814	0.6%	1,141,814	0.7%
Incentive units held by employees and directors (see Note 13)	1,534,357	1.0%	1,333,849	0.8%
	162,086,063	100.0%	161,494,781	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $255.9 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2017 and December 31, 2016, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2017:

	Common Units	Incentive Units	Total
As of December 31, 2016	1,141,814	1,333,849	2,475,663
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(130,000)	—	(130,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(86,964)	(86,964)
Incentive units issued upon achievement of market performance condition	—	232,148	232,148
Grant of incentive units to employees and directors	—	55,324	55,324
As of March 31, 2017	1,011,814	1,534,357	2,546,171

(1)
Redemption of common units and conversion of incentive units were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2017 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series F Preferred Stock (1)	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$148,358

Annual rate of dividend per share		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million will be deducted in the computation of net income available to common stockholders.

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
(f) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2016	$(175,642)	$40,037	$(135,605)
Net current period change	16,354	(4,305)	12,049
Reclassification to interest expense from interest rate swaps	—	1,016	1,016
Balance as of March 31, 2017	$(159,288)	$36,748	$(122,540)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

12. Capital and Accumulated Other Comprehensive Loss
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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $255.9 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2017 and December 31, 2016, respectively.

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2017 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series F Preferred Units (1)	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$150,968

Annual rate of distribution per unit		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million will be deducted in the computation of net income available to common unitholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

(d) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2016	$(180,504)	$39,885	$(140,619)
Net current period change	16,578	(4,364)	12,214
Reclassification to interest expense from interest rate swaps	—	1,030	1,030
Balance as of March 31, 2017	$(163,926)	$36,551	$(127,375)

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
As of March 31, 2017, 3,697,500 shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal the per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights and privileges of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units achieve parity with common units, see Note 13(a) to our consolidated financial statements for the fiscal year ended December 31, 2016, included in our Annual Report on 10-K for the year ended December 31, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

Below is a summary of our long-term incentive unit activity for the three months ended March 31, 2017.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	128,822	$66.58
Granted	55,324	107.98
Vested	(41,558)	60.83
Unvested, end of period	142,588	$84.32
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
The expense recorded for the three months ended March 31, 2017 and 2016 related to long-term incentive units was approximately $0.7 million and $1.0 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $10.5 million and $5.6 million as of March 31, 2017 and December 31, 2016, respectively. We expect to recognize this unearned compensation over the next 3.0 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the three months ended March 31, 2017 and 2016, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on Digital Realty Trust, Inc.’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2017 or January 2016, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

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
Following the completion of the Market Performance Period, the 2016 awards that have satisfied the market condition, if any, will service-vest 50% on February 27, 2019 and 50% on February 27, 2020, subject to continued employment through each applicable vesting date. Following the completion of the Market Performance Period, the 2017 awards that have satisfied the market condition, if any, will service-vest 50% on February 27, 2020 and 50% on February 27, 2021, subject to continued employment through each applicable vesting date.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

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
The fair values of the 2017 awards and 2016 awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. Digital Realty Trust, Inc.’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the 2017 valuation include expected stock price volatility of 25 percent and a risk-free interest rate of 1.49 percent. Assumptions used in the 2016 valuations include expected stock price volatility of 22 percent and 26 percent and risk-free interest rates of 1.32 percent and 0.89 percent, respectively. These valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of March 31, 2017, 2,029,908 Class D units and 543,923 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $74.9 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of March 31, 2017 and December 31, 2016 was $41.1 million and $25.6 million, respectively, net of cancellations. As of March 31, 2017, 490,529 Class D units and 104,313 market performance-based RSUs had fully vested. We recognized compensation expense related to these awards of approximately $2.1 million and $2.2 million in the three months ended March 31, 2017 and 2016, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.7 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.
(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the three-month period ended March 31, 2017:

	Period Ended March 31, 2017
	Shares	Weighted average exercise price
Options outstanding, beginning of period	17,674	$41.73
Exercised	(17,668)	41.73
Options outstanding, end of period	6	$41.73
Exercisable, end of period	6	$41.73
The following table summarizes information about stock options outstanding and exercisable as of March 31, 2017:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$41.73	6	0.09	$41.73	$388

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

(d) Restricted Stock
Below is a summary of our restricted stock activity for the three months ended March 31, 2017.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	274,642	$73.81
Granted	107,411	108.00
Vested	(86,209)	67.27
Cancelled or expired	(4,366)	79.75
Unvested, end of period	291,478	$88.25
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.
The expense recorded for the three months ended March 31, 2017 and 2016 related to grants of restricted stock was approximately $1.0 million and $0.9 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $24.3 million and $14.7 million as of March 31, 2017 and December 31, 2016, respectively. We expect to recognize this unearned compensation over the next 3.3 years on a weighted-average basis.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2017 or December 31, 2016.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to the U.S. LIBOR, GBP-LIBOR, SGD-SOR and CDOR-based tranches of the unsecured term loans. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

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

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016, there were no ineffective portions to our interest rate swaps.

As of March 31, 2017 and December 31, 2016, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2017		As of December 31, 2016
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$1	(6)	$(90)	(6)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	1	(6)	16	(6)
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,086	(6)	1,911	(6)
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,688	(6)	1,487	(6)
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	9,173	(6)	8,128	(6)
135,663	(3)	130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	(5)	(6)	18	(6)
212,691	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,550)	(6)	(1,818)	(6)
73,964	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,414	(6)	1,556	(6)
$1,133,223		$1,124,181						$12,808		$11,208

Forward-starting contracts
$206,000		$—		Forward-starting Swap	1.611	Jun 15, 2017	Jan 15, 2020	$318		$—
54,905		—		Forward-starting Swap	1.605	Jun 6, 2017	Jan 6, 2020	77		—
$260,905		$—						$395		$—

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.72 to 1.00 SGD as of March 31, 2017 and $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $1.26 to £1.00 as of March 31, 2017 and $1.23 to £1.00 as of December 31, 2016.

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.75 to 1.00 CAD as of March 31, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

(6)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of March 31, 2017, we estimate that an additional $3.1 million will be reclassified as an increase to interest expense during the twelve months ended March 31, 2018, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of USD. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. During the three months ended March 31, 2017, we terminated three of the four forward contracts with a notional amount of GBP 270.0 million. In connection with the settlement, we received approximately $51.3 million in proceeds and the related amount of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of March 31, 2017.
As of March 31, 2017, the Company had the following outstanding derivatives that were designated as foreign currency net investment hedges under qualifying hedging relationships (notional and fair value amounts in thousands):

Foreign Currency Derivative	Number of Instruments	Notional Amount Sold	Notional Amount Purchased	Maturity Date	Fair Value
Currency forward contracts	1	GBP 87,299	USD 126,961	12/15/2017	$16,560

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
The Company’s disclosures of estimated fair value of financial instruments at March 31, 2017 and December 31, 2016 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of March 31, 2017 and December 31, 2016, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of March 31, 2017		As of December 31, 2016
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$574,379	$574,379	$210,077	$210,077
Unsecured term loans (2)(6)	Level 2	1,511,515	1,511,515	1,488,498	1,488,498
Unsecured senior notes (3)(4)(7)	Level 2	4,433,626	4,152,580	4,428,074	4,179,171
Mortgage loans (3)(8)	Level 2	3,050	3,095	3,217	3,250
		$6,522,570	$6,241,569	$6,129,866	$5,880,996

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 2023 Notes, 2024 Notes, 4.750% 2025 Notes and 4.250% 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 2023 Notes, 2024 Notes and 4.250% 2025 Notes are net of discount of $15,040 and $15,649 in the aggregate as of March 31, 2017 and December 31, 2016, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $9.9 million and $10.9 million as of March 31, 2017 and December 31, 2016, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $5.8 million and $6.1 million as of March 31, 2017 and December 31, 2016, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $24.5 million and $25.4 million as of March 31, 2017 and December 31, 2016, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.0 million as of March 31, 2017 and December 31, 2016, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2017 and 2016

16. Commitments and Contingencies
(a) Contingent liabilities
One of the customers at our Convergence Business Park property had an option to expand as part of their lease agreement, which expired in April 2017. As part of this option, development activities were not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant had the right of first refusal on any third party’s bona fide offer to buy the adjacent land. The tenant did not exercise its option.

We are currently a party to litigation related to the release of a sublease guarantee that was provided by one of our subsidiaries.  Certain parties are seeking to invalidate the release, which freed our subsidiary from any further obligations under the sublease guarantee.  Our maximum exposure in this matter is estimated to be approximately £20 million.  We believe we have strong defenses as well as claims for reimbursement against third parties, which we intend to pursue if necessary.  We cannot at this time reliably estimate the likelihood of the outcome.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2017, we had open commitments, including amounts reimbursable of approximately $22.8 million, related to construction contracts of approximately $352.0 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2017, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facility, potential litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of current global economic, credit and market conditions; current local economic conditions in our metropolitan areas; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant customers; bankruptcy or insolvency of a major customer or a significant number of smaller customers; defaults on or non-renewal of leases by customers; our failure to obtain necessary debt and equity financing; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical and information security infrastructure or services or availability of power; our failure to successfully integrate and operate acquired or developed properties or businesses, including Telx and the European Portfolio; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and development space; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; the impact of the United Kingdom’s referendum on withdrawal from the European Union on global financial markets and our business; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.
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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to achieve our objectives by focusing on our core business of investing in and developing data centers. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development, acquisition of land for future development and acquisition of new properties. We target high quality, strategically located properties containing the physical and connectivity infrastructure that supports the applications and operations of data center and technology industry customers and properties that may be developed for such use. Most of our data center properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus exclusively on owning, acquiring, developing and operating data centers because we believe that the growth in data center demand and the technology-related real estate industry generally will continue to outpace the overall economy.
As of March 31, 2017, we owned an aggregate of 145 properties, including three properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with approximately 25.5 million rentable square feet including approximately 1.5 million square feet of space under active development and approximately 1.7 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 15 parcels of developable land we own comprised approximately 421 acres. At March 31, 2017, approximately 1.5 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in five U.S. domestic metropolitan areas, three European metropolitan areas and one Asian metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.7 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on March 31, 2017 of $106.39, our ratio of debt to total enterprise value was approximately 25%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our Amended and Restated 2004 Incentive Award Plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of March 31, 2017, we owned 145 properties through our operating partnership, including three properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout North America, with 32 properties located in Europe, four properties in Asia and three properties in Australia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of March 31, 2017 (3)	Square Feet of Space Held for Future Development as of March 31, 2017 (4)
2002	4		1,065,389	22,535	51,867
2003	4		821,603	—	—
2004	10	(5)	2,393,931	—	89,923
2005	18	(5)	2,777,191	—	119,779
2006	16		2,195,744	—	340,203
2007	11	(6)	1,378,590	—	—
2008	4		481,575	—	41,539
2009	8	(7)(9)(10)	1,965,314	56,126	223,531
2010	15		2,562,718	65,680	68,247
2011	11	(8)	1,936,619	232,045	85,590
2012	15		2,870,257	38,561	257,460
2013	10		1,154,436	315,922	108,926
2014	—		—	—	—
2015	10	(11)	929,100	225,599	276,164
2016	9	(12)	373,064	514,348	68,670
2017	—		—	—	—
Operating properties owned as of March 31, 2017	145		22,905,531	1,470,816	1,731,899

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

(2)
Current net rentable square feet as of March 31, 2017, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of March 31, 2017, there were three properties held for sale; two were acquired in 2004 and one in 2005.

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

As of March 31, 2017, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 89.4% leased excluding approximately 1.5 million square feet of space under active development and approximately 1.7 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2017, our average remaining lease term is approximately five years remaining. Our scheduled lease expirations through December 31, 2018 are 13.9% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of March 31, 2017.
Factors Which May Influence Future Results of Operations
Global market and economic conditions. General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The terms of any withdrawal are subject to a negotiation period that could last at least two years. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal. Instability in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’, financial condition and results of operations.
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
Foreign currency exchange risk. For the three months ended March 31, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.5 million square feet of space under active development and approximately 1.7 million square feet of space held for future development as of March 31, 2017, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 89.4% of our net rentable square feet.
As of March 31, 2017, we had over 2,300 customers in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of March 31, 2017, approximately 92% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 21.0 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at March 31, 2017 is approximately 0.7 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased over 4.5 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of March 31, 2017, we had approximately 1.5 million square feet of space under active development and approximately 1.7 million square feet of space held for future development, or approximately 13% of the total rentable space in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

In addition, the timing between when we sign a new lease with a customer and when that lease commences and we begin to generate rental income may be significant and may not be easily predictable. Certain leases may provide for staggered commencement dates for additional space, the timing of which may be delayed significantly.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our metropolitan areas or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our customers to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.4 million square feet of available space in our portfolio, which excludes approximately 1.5 million square feet of space under active development and approximately 1.7 million square feet of space held for future development as of March 31, 2017 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 3.5% and 10.4% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2017 and the year ending December 31, 2018, respectively.

During the three months ended March 31, 2017, we signed new leases totaling approximately 0.2 million square feet of space and renewal leases totaling approximately 0.3 million square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2017:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	100,874	$140.34	$148.53	5.8%	$4.17	3.5
Powered Base Building ®	81,745	$22.39	$28.21	26.0%	$3.22	10.3
Colocation	96,350	$292.88	$299.98	2.4%	$—	1.7
Non-technical	3,290	$37.22	$39.06	4.9%	$0.64	6.4
New Leases Signed (5)
Turn-Key Flex ®	185,062	—	$164.66	—	$48.61	6.1
Colocation	38,557	—	$281.33	—	$28.08	2.6
Non-technical	9,461	—	$45.36	—	$7.90	6.4
Leasing Activity Summary
Turn-Key Flex ®	285,936	—	$158.97	—	—
Powered Base Building ®	81,745	—	$28.21	—	—
Colocation	134,907	—	$294.65	—	—
Non-technical	12,751	—	$43.73	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2017 to 2019.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on any new, re-leased or renewed data center space leases for 2017 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and up slightly on a cash basis. For the three months ended March 31, 2017, rents on renewed space increased by an average of 5.8% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 26.0% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of March 31, 2017, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of March 31, 2017 total annualized rent (1)
Northern Virginia	11.8%
New York	11.8%
London, United Kingdom	11.2%
Dallas	10.5%
Chicago	8.5%
Silicon Valley	8.5%
Phoenix	5.8%
San Francisco	4.5%
Singapore	3.8%
Atlanta	3.1%
Seattle	3.0%
Boston	2.8%
Los Angeles	2.4%
Other	12.3%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2017 multiplied by 12. The aggregate amount of abatements for the three months ended March 31, 2017 was approximately $4.3 million.

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
The cost of electric power comprises a significant component of our operating expenses. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further legislation or regulations in the EU or other regions where we operate could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our customers. These matters could adversely impact our business, results of operations, or financial condition.
Interest rates. As of March 31, 2017, we had approximately $1.1 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our 2016 unsecured term loans, along with $574.4 million and $378.3 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the 2016 unsecured term loans, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio of properties consists primarily of data centers. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand in key metropolitan areas such as Northern Virginia, Dallas and Chicago is largely in line with supply. We also continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted.

Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

Telx Acquisition. We believe that the acquisition of Telx, or the Telx Acquisition, provides a number of strategic and financial benefits, including providing us a leading colocation and interconnection platform, a premium connectivity infrastructure and enhanced growth potential in attractive locations. However, there can be no assurance that we will realize the intended benefits of the Telx Acquisition and it may divert management's attention. In addition, we may be subject to unknown or contingent liabilities related to Telx for which we may have no or limited recourse against the sellers.
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
Investments in Real Estate
Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the term and rate of in-place leases, the creditworthiness of the customers, favorable or unfavorable financing, above or below-market ground leases and numerous other factors.
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
We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net revenue because a higher bad debt allowance would result in lower net revenue, and recognizing rental revenue as earned in one period versus another would result in higher or lower net revenue for a particular period.
Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 2(o) “Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2017 and 2016. A summary of our operating results for the three months ended March 31, 2017 and 2016 is as follows (in thousands).

	Three Months Ended March 31,
	2017	2016
Income Statement Data:
Total operating revenues	$550,569	$504,199
Total operating expenses	(413,286)	(386,083)
Operating income	137,283	118,116
Other expenses, net	(52,720)	(55,783)
Net income	$84,563	$62,333
Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2015 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2016-2017 and properties sold or contributed to joint ventures.
We acquired the following real estate during the three months ended March 31, 2017:

Location	Market	Date Acquired	Amount (in millions)
Osaka Phase II (1)	Osaka, Japan	March 15, 2017	$13.6

(1)	Represents currently vacant land which is not included in our operating property count. Purchase price in U.S. dollars and excludes capitalized closing costs.
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Portfolio
As of March 31, 2017, our portfolio consisted of 145 properties, including three properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 25.5 million rentable square feet including 1.5 million square feet of space under active development and 1.7 million square feet of space held for future development compared to a portfolio consisting of 140 properties, including seven properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 25.8 million rentable square feet including 1.8 million square feet of space under active development and 1.2 million square feet of space held for future development as of March 31, 2016. The changes in our portfolio reflect the acquisition of eight properties and the sale of five properties during the twelve months ended March 31, 2017. In addition, two properties were placed into service during the twelve months ended March 31, 2017, developed on land parcels which were acquired prior to April 1, 2016.

Revenues
Total operating revenues for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Rental	$404,126	$371,128	$32,998
Tenant reimbursements	87,288	84,218	3,070
Interconnection and other	57,225	46,963	10,262
Fee income	1,895	1,799	96
Other	35	91	(56)
Total operating revenues	$550,569	$504,199	$46,370

The following table shows revenues for the three months ended March 31, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Rental	$250,064	$250,215	$(151)	$154,062	$120,913	$33,149
Tenant reimbursements	53,120	52,735	385	34,168	31,483	2,685
Interconnection and other	49,150	43,012	6,138	8,075	3,951	4,124
Operating revenues	$352,334	$345,962	$6,372	$196,305	$156,347	$39,958
Stabilized rental revenues remained flat for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of new leasing at our properties during the twelve months ended March 31, 2017, the largest of which was for space at 200 Paul Avenue and 1-11 Templar Road, offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of increased property tax reimbursements due to one-time reductions in 2015-2016 at two properties in the stabilized portfolio offset by lower utility reimbursements due to decreased usage and vacancies at certain properties. Stabilized interconnection and other revenues increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of increased leasing during the twelve months ended March 31, 2017 in the stabilized portfolio.

Pre-stabilized and other revenue increases were primarily a result of the European Portfolio Acquisition, which contributed approximately $22.5 million and $3.3 million to the rental revenue and interconnection revenue increases, respectively, for the three months ended March 31, 2017 compared to the same period in 2016, along with new leases at our properties during the twelve months ended March 31, 2017, primarily leases of completed development space, the largest of which were for space at 9355 Grand Avenue, 44100 Digital Loudoun Plaza, 907 Security Row and 1210 Integrity Way and offset partially by a decrease in revenues as a result of properties sold during the twelve months ended March 31, 2017.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Rental property operating and maintenance	$169,339	$154,168	$15,171
Property taxes	26,919	27,331	(412)
Insurance	2,592	2,412	180
Depreciation and amortization	176,466	169,016	7,450
General and administrative	34,647	31,256	3,391
Transactions	3,323	1,900	1,423
Total operating expenses	$413,286	$386,083	$27,203
Interest expense	$55,450	$57,261	$(1,811)

The following table shows expenses for the three months ended March 31, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$100,879	$99,874	$1,005	$68,460	$54,294	$14,166
Property taxes	16,055	17,451	(1,396)	10,864	9,880	984
Insurance	1,991	1,883	108	601	529	72
Operating expenses	$118,925	$119,208	$(283)	$79,925	$64,703	$15,222

Stabilized rental property operating and maintenance expenses increased approximately $1.0 million in the three months ended March 31, 2017, compared to the same period in 2016 primarily as a result of slightly higher utility expenses and tax consulting services specific to one property in the stabilized pool.
Stabilized property taxes decreased by approximately $1.4 million in the three months ended March 31, 2017, compared to the same period in 2016, primarily as a result of a property tax refund at one property in California in 2017 within the stabilized pool.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $14.2 million in the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of the European Portfolio Acquisition, which contributed approximately $9.0 million to the increase.
Pre-stabilized and other property tax expense increased approximately $1.0 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to additional property tax re-assessments recorded in 2016 and 2017 at one property within the pre-stabilized and other pool.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $7.5 million in the three months ended March 31, 2017 compared to the same period in 2016, principally because of the European Portfolio Acquisition, which contributed approximately $11.3 million to the increase, offset by fully depreciated building assets during the twelve months ended March 31, 2017.

General and Administrative

General and administrative expenses increased by approximately $3.4 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the Telx Acquisition and European Portfolio Acquisition along with the growth of our company, with an increase in headcount from 2016 to 2017, resulting in additional compensation expense, along with higher professional fees and marketing expenses.

Transactions

Transactions expense increased by approximately $1.4 million in the three months ended March 31, 2017 compared to the same period in 2016, principally because of integration expenses attributable to the Telx Acquisition, which was completed in October 2015 and the European Portfolio Acquisition, which was completed in July 2016.

Interest Expense

Interest expense decreased by approximately $1.8 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the paydown of several mortgage loans during the twelve months ended March 31, 2017 and an increase in the level of capitalized interest due to increased spending for ground-up development projects, Turn-Key Flex and base building improvements in the three months ended March 31, 2017 compared to the same period in 2016.

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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity

Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through March 31, 2017, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2017 and 2016. As of March 31, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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

Our parent company has declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2017 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series F Preferred Stock (1)	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$148,358

Annual rate of dividend per share		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million will be deducted in the computation of net income available to common stockholders.

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
As of March 31, 2017, we had $15.0 million of cash and cash equivalents, excluding $10.4 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On January 15, 2016, the operating partnership refinanced its global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility which that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of March 31, 2017, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.32% comprised of 1.91% (U.S. dollar), 1.27% (British pound sterling), 0.63% (Euro), 1.45% (Hong Kong dollars), 0.96% (Japanese yen), 1.66% (Singapore dollar) and 1.94% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.00% (USD) which is based on U.S. Prime Rate.  We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2017, we have capitalized approximately $9.9 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of March 31, 2017, approximately $574.4 million was drawn under the global revolving credit facility and $19.1 million of letters of credit were issued, leaving approximately $1.4 billion available for use.
On January 15, 2016, the operating partnership refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at March 31, 2017, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of March 31, 2017, we have capitalized approximately $5.8 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the three months ended March 31, 2017 and 2016. As of March 31, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate) as of March 31, 2017 and December 31, 2016:

Development Lifecycle	As of March 31, 2017				As of December 31, 2016
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost

Development Construction in Progress
Space Held for Development (5)	1,570,802	$374,992	$—	$374,992	920,232	$284,234	$—	$284,234
Base Building Construction	749,375	74,828	66,671	141,499	1,189,110	116,925	154,248	271,173
Datacenter Construction	721,441	315,308	366,824	682,132	831,706	309,065	447,324	756,389
Equipment Pool & Other Inventory		7,816	—	7,816		9,642	—	9,642
Campus, Tenant Improvements & Other		8,022	11,442	19,464		12,564	22,115	34,679
Total Development Construction in Progress	3,041,618	780,966	444,937	1,225,903	2,941,048	732,430	623,687	1,356,117
Land Inventory	(1)	229,411	—	229,411	(1)	195,525	—	195,525
Enhancement & Other		8,341	11,453	19,794		8,623	8,060	16,683
Recurring		21,079	34,339	55,418		13,983	25,506	39,489
Total Construction in Progress		$1,039,797	$490,729	$1,530,526		$950,561	$657,253	$1,607,814

(1)	Represents approximately 421 acres as of March 31, 2017 and approximately 286 acres as of December 31, 2016.

(2)	Represents balances incurred through March 31, 2017 and included in land and building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2016 and included in land and building and improvements in the condensed consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.7 million square feet of Turn Key Flex® and Powered Base Building® product with a cost to date of approximately $315.3 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2017, we had approximately 1.5 million square feet of space under active development and approximately 1.7 million square feet of space held for future development and we also owned approximately 0.7 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At March 31, 2017, the approximate 1.5 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in five U.S. domestic metropolitan areas, three European metropolitan areas and one Asian metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.7 million square feet of data center construction. At March 31, 2017, we had open commitments, including amounts reimbursable of approximately $22.8 million, related to construction contracts of approximately $352.0 million. We currently expect to incur approximately $600.0 million to $800.0 million of capital expenditures for our development programs during the nine months ending December 31, 2017, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the three months March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Development projects	$199,742	$131,476
Enhancement and improvements	2,816	441
Recurring capital expenditures	29,588	21,064
Total capital expenditures (excluding indirect costs)	$232,146	$152,981
For the three months ended March 31, 2017, total capital expenditures increased $79.2 million to approximately $232.1 million from $153.0 million for the same period in 2016. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2017 were approximately $202.6 million, which reflects an increase of approximately 54% from the same period in 2016. This increase was primarily due to increased spending for ground-up development projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2017 and 2016 were $22.2 million and $20.5 million, respectively. Capitalized interest comprised approximately $4.6 million and $3.8 million, respectively, of the total indirect costs capitalized for the three months ended March 31, 2017 and 2016. Capitalized interest in the three months ended March 31, 2017 increased compared to the same period in 2016 due to an increase in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2017.
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
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the three months ended March 31, 2017, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series F Preferred Units (1)	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$150,968

Annual rate of distribution per unit		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were deducted in the computation of net income available to common unitholders.

Commitments and Contingencies
One of the customers at our Convergence Business Park property had an option to expand as part of their lease agreement, which expired in April 2017. As part of this option, development activities were not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant had the right of first refusal on any third party’s bona fide offer to buy the adjacent land. The tenant did not exercise their option.

We are currently a party to litigation related to the release of a sublease guarantee that was provided by one of our subsidiaries.  Certain parties are seeking to invalidate the release, which freed our subsidiary from any further obligations under the sublease guarantee.  Our maximum exposure in this matter is estimated to be approximately £20 million.  We believe we have strong defenses as well as claims for reimbursement against third parties, which we intend to pursue if necessary.  We cannot at this time reliably estimate the likelihood of the outcome.
As of March 31, 2017, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR, SGD-SOR, GBP-LIBOR and CDOR based tranches of the unsecured term loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of March 31, 2017 (in millions):

Debt Summary:
Fixed rate	$4,170.4
Variable rate debt subject to interest rate swaps	1,133.2
Total fixed rate debt (including interest rate swaps)	5,303.6
Variable rate—unhedged	952.7
Total	$6,256.3
Percent of Total Debt:
Fixed rate (including swapped debt)	84.8%
Variable rate	15.2%
Total	100.0%
Effective Interest Rate as of March 31, 2017 (1)
Fixed rate (including hedged variable rate debt)	3.79%
Variable rate	1.65%
Effective interest rate	3.46%

(1)	Excludes impact of deferred financing cost amortization.
As of March 31, 2017, we had approximately $6.3 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 25% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2017 of $106.39). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our Amended and Restated 2004 Incentive Award Plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of March 31, 2017, our debt had a weighted average term to initial maturity of approximately 5.1 years (or approximately 5.2 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of March 31, 2017, we were party to interest rate swap agreements related to $1.1 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of March 31, 2017, our pro-rata share of debt of unconsolidated joint ventures was approximately $136.0 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016
The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$219,066	$180,614	$38,452
Net cash used in investing activities	(215,568)	(154,128)	(61,440)
Net cash used in financing activities	(2,891)	(50,815)	47,924
Net increase (decrease) in cash, cash equivalents and restricted cash	$607	$(24,329)	$24,936
The increase in net cash provided by operating activities was due to the European Portfolio Acquisition and increased revenues from new leasing at our stabilized properties and completed and leased development space which was partially offset by increased operating expenses and properties sold. Our portfolio consisted of 145 operating properties at March 31, 2017 versus 140 operating properties as of March 31, 2016.
Net cash used in investing activities increased for the three months ended March 31, 2017, primarily as a result of an increase in cash paid for capital expenditures for the three months ended March 31, 2017 ($254.4 million) as compared to the same period in 2016 ($183.9 million).
Net cash flows used in financing activities for the company consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2017	2016	Change
Proceeds from borrowings, net of repayments	$307,029	$240,386	$66,643
Net proceeds from issuance of common and preferred stock, including equity plans	2,724	1,942	782
Dividend and distribution payments	(312,498)	(280,899)	(31,599)
Other	(146)	(12,244)	12,098
Net cash used in financing activities	$(2,891)	$(50,815)	$47,924
The change in cash flows used in financing activities was due to proceeds from borrowings, net of repayments increasing during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 offset by higher dividend and distribution payments. The increase in dividend and distribution payments for the three months ended March 31, 2017 as compared to the same period in 2016 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2017 as compared to 2016.

Net cash flows used in financing activities for the operating partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2017	2016	Change
Proceeds from borrowings, net of repayments	$307,029	$240,386	$66,643
General partner contributions, net	2,724	1,942	782
Distribution payments	(312,498)	(280,899)	(31,599)
Other	(146)	(12,244)	12,098
Net cash used in financing activities	$(2,891)	$(50,815)	$47,924
The change in cash flows used in financing activities was due to proceeds from borrowings, net of repayments increasing during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 offset by higher distribution payments. The increase in distribution payments for the three months ended March 31, 2017 as compared to the same period in 2016 was due to an increase in the number of units outstanding and distribution amount per unit in 2017 as compared to 2016.

Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2017, amounted to 1.6% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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
Funds from Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, excluding a gain from a pre-existing relationship, impairment charges and real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net income available to common stockholders	$66,145	$39,125
Adjustments:
Noncontrolling interests in operating partnership	904	663
Real estate related depreciation and amortization (1)	173,447	166,912
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	2,757	2,803
(Gain) loss on sale of properties	522	(1,097)
FFO available to common stockholders and unitholders (2)	$243,775	$208,406
Basic FFO per share and unit	$1.51	$1.40
Diluted FFO per share and unit (2)	$1.50	$1.39
Weighted average common stock and units outstanding
Basic	161,475	149,048
Diluted (2)	162,600	149,915
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$176,466	$169,016
Non-real estate depreciation	(3,019)	(2,104)
	$173,447	$166,912

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

	Three Months Ended March 31,
	2017	2016
Weighted average common stock and units outstanding	161,475	149,048
Add: Effect of dilutive securities	1,125	867
Weighted average common stock and units outstanding—diluted	162,600	149,915

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2017, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$4,170.4	$4,451.3
Variable rate debt subject to interest rate swaps	1,133.2	1,133.2
Total fixed rate debt (including interest rate swaps)	5,303.6	5,584.5
Variable rate debt	952.7	952.7
Total outstanding debt	$6,256.3	$6,537.2
Interest rate derivatives included in this table and their fair values as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2017	As of December 31, 2016
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$1	$(90)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	1	16
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,086	1,911
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,688	1,487
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	9,173	8,128
135,663	(3)	130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	(5)	18
212,691	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,550)	(1,818)
73,964	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,414	1,556
$1,133,223		$1,124,181						$12,808	$11,208

Forward-starting contracts
$206,000		$—		Forward-starting Swap	1.611	Jun 15, 2017	Jan 15, 2020	$318	$—
54,905		—		Forward-starting Swap	1.605	Jun 6, 2017	Jan 6, 2020	77	—
$260,905		$—						$395	$—

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.72 to 1.00 SGD as of March 31, 2017 and $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.26 to £1.00 as of March 31, 2017 and $1.23 to £1.00 as of December 31, 2016.

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.75 to 1.00 CAD as of March 31, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2017:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(4.5)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.7
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.7)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	31.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(29.1)
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
Foreign Currency Exchange Risk
For the three months ended March 31, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2017 and 2016, operating revenues from properties outside the United States contributed $121.4 million and $97.9 million, respectively, which represented 22.1% and 19.4% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.7 billion and $2.6 billion as of March 31, 2017 and December 31, 2016, respectively. Net assets in foreign operations were approximately $0.6 billion and $0.9 billion as of March 31, 2017 and December 31, 2016, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

None.
Digital Realty Trust, L.P.
During the three months ended March 31, 2017, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended March 31, 2017, Digital Realty Trust, Inc. issued an aggregate of 17,668 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.7 million to our operating partnership in exchange for an aggregate of 17,668 common units, as required by our operating partnership’s partnership agreement.
During the three months ended March 31, 2017, Digital Realty Trust, Inc. issued an aggregate of 258,835 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2017, our operating partnership issued an aggregate of 258,835 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement.
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

10.1†	Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Joshua A. Mills.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 10, 2017	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 10, 2017	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 10, 2017	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

May 10, 2017		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 10, 2017		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 10, 2017		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

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

10.1†	Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Joshua A. Mills.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.