Form 10-Q
period 2017-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2017-08-09
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at August 7, 2017
Common Stock, $.01 par value per share	162,195,217

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2017, Digital Realty Trust, Inc. owned an approximate 98.5% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.5% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2017, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$795,822	$746,822
Acquired ground leases	10,692	11,335
Buildings and improvements	10,838,278	10,267,525
Tenant improvements	537,018	532,787
Total investments in properties	12,181,810	11,558,469
Accumulated depreciation and amortization	(2,929,095)	(2,668,509)
Net investments in properties	9,252,715	8,889,960
Investment in unconsolidated joint ventures	103,881	106,402
Net investments in real estate	9,356,596	8,996,362
Cash and cash equivalents	22,383	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $4,930 and $7,446 as of June 30, 2017 and December 31, 2016, respectively	229,450	203,938
Deferred rent	423,188	412,269
Acquired above-market leases, net	19,716	22,181
Goodwill	778,862	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,494,083	1,522,378
Restricted cash	18,931	11,508
Assets held for sale	87,882	56,097
Other assets	148,480	204,354
Total assets	$12,579,571	$12,192,585
LIABILITIES AND EQUITY
Global revolving credit facility, net	$563,063	$199,209
Unsecured term loan, net	1,520,482	1,482,361
Unsecured senior notes, net	4,351,148	4,153,797
Mortgage loans, including premiums, net	2,927	3,240
Accounts payable and other accrued liabilities	850,602	824,878
Accrued dividends and distributions	—	144,194
Acquired below-market leases, net	76,099	81,899
Security deposits and prepaid rents	181,007	168,111
Obligations associated with assets held for sale	2,949	2,599
Total liabilities	7,548,277	7,060,288
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 34,600,000 and 41,900,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	836,770	1,012,961
Common Stock: $0.01 par value per share, 265,000,000 shares authorized; 162,183,489 and 159,019,118 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,611	1,582
Additional paid-in capital	5,991,753	5,764,497
Accumulated dividends in excess of earnings	(1,722,610)	(1,547,420)
Accumulated other comprehensive loss, net	(110,709)	(135,605)
Total stockholders’ equity	4,996,815	5,096,015
Noncontrolling Interests:
Noncontrolling interests in operating partnership	27,909	29,684
Noncontrolling interests in consolidated joint ventures	6,570	6,598
Total noncontrolling interests	34,479	36,282
Total equity	5,031,294	5,132,297
Total liabilities and equity	$12,579,571	$12,192,585
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Rental	$412,576	$377,109	$816,702	$748,237
Tenant reimbursements	93,342	88,211	180,630	172,429
Interconnection and other	58,301	48,363	115,526	95,326
Fee income	1,429	1,251	3,324	3,050
Other	341	—	376	91
Total operating revenues	565,989	514,934	1,116,558	1,019,133
Operating Expenses:
Rental property operating and maintenance	174,716	159,548	344,055	313,717
Property taxes	28,161	27,449	55,080	54,780
Insurance	2,576	2,241	5,168	4,653
Depreciation and amortization	178,111	175,594	354,577	344,610
General and administrative	37,509	34,189	72,156	65,445
Transactions and integration	14,235	3,615	17,558	5,515
Other	24	—	24	(1)
Total operating expenses	435,332	402,636	848,618	788,719
Operating income	130,657	112,298	267,940	230,414
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,388	4,132	13,712	8,210
Gain (loss) on sale of properties	380	—	(142)	1,097
Interest and other (expense) income	367	(3,325)	518	(3,949)
Interest expense	(57,582)	(59,909)	(113,032)	(117,170)
Tax expense	(2,639)	(2,252)	(4,862)	(4,361)
Loss from early extinguishment of debt	—	—	—	(964)
Net income	79,571	50,944	164,134	113,277
Net income attributable to noncontrolling interests	(920)	(569)	(1,945)	(1,353)
Net income attributable to Digital Realty Trust, Inc.	78,651	50,375	162,189	111,924
Preferred stock dividends	(14,505)	(22,424)	(31,898)	(44,848)
Issuance costs associated with redeemed preferred stock	(6,309)	—	(6,309)	—
Net income available to common stockholders	$57,837	$27,951	$123,982	$67,076
Net income per share available to common stockholders:
Basic	$0.36	$0.19	$0.77	$0.46
Diluted	$0.36	$0.19	$0.77	$0.46
Weighted average common shares outstanding:
Basic	160,832,889	146,824,268	160,069,201	146,694,916
Diluted	161,781,867	147,808,268	161,059,527	147,416,934
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$79,571	$50,944	$164,134	$113,277
Other comprehensive income:
Foreign currency translation adjustments	13,677	(17,509)	30,255	(18,950)
Decrease in fair value of interest rate swaps and foreign currency hedges	(2,328)	(9,510)	(6,692)	(16,919)
Reclassification to interest expense from interest rate swaps	647	1,198	1,677	2,256
Comprehensive income	91,567	25,123	189,374	79,664
Comprehensive income attributable to noncontrolling interests	(1,085)	(153)	(2,289)	(807)
Comprehensive income attributable to Digital Realty Trust, Inc.	$90,482	$24,970	$187,085	$78,857
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
Conversion of common units to common stock	—	491,642	5	6,424	—	—	6,429	(6,429)	—	(6,429)	—
Issuance of unvested restricted stock, net of forfeitures	—	252,754	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	2,375,000	24	211,863	—	—	211,887	—	—	—	211,887
Exercise of stock options	—	17,668	—	687	—	—	687	—	—	—	687
Shares issued under employee stock purchase plan	—	27,307	—	1,919	—	—	1,919	—	—	—	1,919
Redemption of series F preferred stock	(176,191)	—	—	—	(6,309)	—	(182,500)	—	—	—	(182,500)
Amortization of share-based compensation	—	—	—	13,815	—	—	13,815	—	—	—	13,815
Reclassification of vested share-based awards	—	—	—	(7,452)	—	—	(7,452)	7,452	—	7,452	—
Dividends declared on preferred stock	—	—	—	—	(31,898)	—	(31,898)	—	—	—	(31,898)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(299,172)	—	(299,172)	(4,853)	—	(4,853)	(304,025)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(262)	(262)	(262)
Net income	—	—	—	—	162,189	—	162,189	1,711	234	1,945	164,134
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	29,843	29,843	412	—	412	30,255
Other comprehensive loss—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	(6,601)	(6,601)	(91)	—	(91)	(6,692)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	1,654	1,654	23	—	23	1,677
Balance as of June 30, 2017	$836,770	162,183,489	$1,611	$5,991,753	$(1,722,610)	$(110,709)	$4,996,815	$27,909	$6,570	$34,479	$5,031,294
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$164,134	$113,277
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of properties	142	(1,097)
Equity in earnings of unconsolidated joint ventures	(13,712)	(8,210)
Distributions from unconsolidated joint ventures	21,376	8,568
Write-off of net assets due to early lease terminations	24	(1)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	264,125	254,647
Amortization of acquired in-place lease value and deferred leasing costs	90,452	89,963
Amortization of share-based compensation	10,125	9,184
Non-cash amortization of terminated swaps	602	—
Allowance for (recovery of) doubtful accounts	(2,555)	28
Amortization of deferred financing costs	4,956	4,903
Loss on early extinguishment of debt	—	964
Amortization of debt discount/premium	1,363	1,277
Amortization of acquired above-market leases and acquired below-market leases, net	(3,978)	(4,262)
Changes in assets and liabilities:
Accounts and other receivables	(23,711)	(1,118)
Deferred rent	(6,198)	(13,011)
Deferred leasing costs	(8,143)	(12,269)
Other assets	(5,357)	(53,879)
Accounts payable and other accrued liabilities	17,083	10,120
Security deposits and prepaid rents	8,584	(2,451)
Net cash provided by operating activities	519,312	396,633
Cash flows from investing activities:
Acquisitions of real estate	(34,829)	(1,673)
Proceeds from sale of properties, net	—	35,769
Excess proceeds from forward contracts	51,308	—
Investment in unconsolidated joint ventures	(5,749)	(11)
Receipt of value added tax refund	—	4,373
Refundable value added tax paid	—	(6,742)
Improvements to investments in real estate	(476,070)	(332,406)
Improvement advances to tenants	(19,929)	(13,366)
Collection of advances from tenants for improvements	21,805	15,014
Net cash used in investing activities	(463,464)	(299,042)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,141,370	$836,202
Repayments on global revolving credit facility	(801,837)	(1,706,539)
Borrowings on unsecured term loan	—	766,201
Repayments on unsecured term loan	—	(150,873)
Borrowings on unsecured senior notes	140,463	675,591
Repayments on unsecured notes	(50,000)	(25,000)
Principal payments on mortgage loans	(268)	(54,282)
Earnout payments related to acquisition	—	(12,129)
Payment of loan fees and costs	(777)	(18,965)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(262)	(264)
Gross proceeds from the issuance of common stock	211,101	—
Common and preferred stock offering costs paid, net	786	3,105
Redemption of preferred stock	(182,500)	—
Proceeds from equity plans	2,606	1,913
Payment of dividends to preferred stockholders	(31,898)	(44,848)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(448,219)	(390,019)
Net cash used in financing activities	(19,435)	(119,907)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,413	(22,316)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,135)	(1,208)
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062
Cash, cash equivalents and restricted cash at end of period	$41,314	$51,538

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$114,352	$110,274
Cash paid for income taxes	5,364	2,253
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$30,255	$(18,950)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(6,692)	(16,919)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	2,162	—
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	6,429	3,826
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	141,590	108,456
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$795,822	$746,822
Acquired ground leases	10,692	11,335
Buildings and improvements	10,838,278	10,267,525
Tenant improvements	537,018	532,787
Total investments in properties	12,181,810	11,558,469
Accumulated depreciation and amortization	(2,929,095)	(2,668,509)
Net investments in properties	9,252,715	8,889,960
Investment in unconsolidated joint ventures	103,881	106,402
Net investments in real estate	9,356,596	8,996,362
Cash and cash equivalents	22,383	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $4,930 and $7,446 as of June 30, 2017 and December 31, 2016, respectively	229,450	203,938
Deferred rent	423,188	412,269
Acquired above-market leases, net	19,716	22,181
Goodwill	778,862	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,494,083	1,522,378
Restricted cash	18,931	11,508
Assets held for sale	87,882	56,097
Other assets	148,480	204,354
Total assets	$12,579,571	$12,192,585
LIABILITIES AND CAPITAL
Global revolving credit facility, net	$563,063	$199,209
Unsecured term loan, net	1,520,482	1,482,361
Unsecured senior notes, net	4,351,148	4,153,797
Mortgage loans, including premiums, net	2,927	3,240
Accounts payable and other accrued liabilities	850,602	824,878
Accrued dividends and distributions	—	144,194
Acquired below-market leases, net	76,099	81,899
Security deposits and prepaid rents	181,007	168,111
Obligations associated with assets held for sale	2,949	2,599
Total liabilities	7,548,277	7,060,288
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 34,600,000 and 41,900,000 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	836,770	1,012,961
Common units, 162,183,489 and 159,019,118 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4,270,754	4,218,659
Limited Partners, 2,403,352 and 2,475,663 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	32,579	34,698
Accumulated other comprehensive loss	(115,379)	(140,619)
Total partners’ capital	5,024,724	5,125,699
Noncontrolling interests in consolidated joint ventures	6,570	6,598
Total capital	5,031,294	5,132,297
Total liabilities and capital	$12,579,571	$12,192,585
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Rental	$412,576	$377,109	$816,702	$748,237
Tenant reimbursements	93,342	88,211	180,630	172,429
Interconnection and other	58,301	48,363	115,526	95,326
Fee income	1,429	1,251	3,324	3,050
Other	341	—	376	91
Total operating revenues	565,989	514,934	1,116,558	1,019,133
Operating Expenses:
Rental property operating and maintenance	174,716	159,548	344,055	313,717
Property taxes	28,161	27,449	55,080	54,780
Insurance	2,576	2,241	5,168	4,653
Depreciation and amortization	178,111	175,594	354,577	344,610
General and administrative	37,509	34,189	72,156	65,445
Transactions and integration	14,235	3,615	17,558	5,515
Other	24	—	24	(1)
Total operating expenses	435,332	402,636	848,618	788,719
Operating income	130,657	112,298	267,940	230,414
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,388	4,132	13,712	8,210
Gain (loss) on sale of properties	380	—	(142)	1,097
Interest and other (expense) income	367	(3,325)	518	(3,949)
Interest expense	(57,582)	(59,909)	(113,032)	(117,170)
Tax expense	(2,639)	(2,252)	(4,862)	(4,361)
Loss from early extinguishment of debt	—	—	—	(964)
Net income	79,571	50,944	164,134	113,277
Net income attributable to noncontrolling interests in consolidated joint ventures	(113)	(112)	(234)	(233)
Net income attributable to Digital Realty Trust, L.P.	79,458	50,832	163,900	113,044
Preferred units distributions	(14,505)	(22,424)	(31,898)	(44,848)
Issuance costs associated with redeemed preferred units	(6,309)	—	(6,309)	—
Net income available to common unitholders	$58,644	$28,408	$125,693	$68,196
Net income per unit available to common unitholders:
Basic	$0.36	$0.19	$0.77	$0.46
Diluted	$0.36	$0.19	$0.77	$0.46
Weighted average common units outstanding:
Basic	163,077,599	149,226,714	162,280,678	149,137,258
Diluted	164,026,577	150,210,714	163,271,004	149,859,276
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$79,571	$50,944	$164,134	$113,277
Other comprehensive income:
Foreign currency translation adjustments	13,677	(17,509)	30,255	(18,950)
Decrease in fair value of interest rate swaps and foreign currency hedges	(2,328)	(9,510)	(6,692)	(16,919)
Reclassification to interest expense from interest rate swaps	647	1,198	1,677	2,256
Comprehensive income	$91,567	$25,123	$189,374	$79,664
Comprehensive income attributable to noncontrolling interests in consolidated joint ventures	(113)	(112)	(234)	(233)
Comprehensive income attributable to Digital Realty Trust, L.P.	$91,454	$25,011	$189,140	$79,431
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2016	41,900,000	$1,012,961	159,019,118	$4,218,659	2,475,663	$34,698	$(140,619)	$6,598	$5,132,297
Conversion of limited partner common units to general partner common units	—	—	491,642	6,429	(491,642)	(6,429)	—	—	—
Issuance of unvested restricted common units	—	—	252,754	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	2,375,000	211,887	—	—	—	—	211,887
Issuance of common units in connection with the exercise of stock options	—	—	17,668	687	—	—	—	—	687
Issuance of common units, net of forfeitures	—	—	—	—	419,331	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	27,307	1,919	—	—	—	—	1,919
Redemption of series F preferred units	(7,300,000)	(176,191)	—	(6,309)	—	—	—	—	(182,500)
Amortization of share-based compensation	—	—	—	13,815	—	—	—	—	13,815
Reclassification of vested share-based awards	—	—	—	(7,452)	—	7,452	—	—	—
Distributions	—	(31,898)	—	(299,172)	—	(4,853)	—	—	(335,923)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(262)	(262)
Net income	—	31,898	—	130,291	—	1,711	—	234	164,134
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	30,255	—	30,255
Other comprehensive loss—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	(6,692)	—	(6,692)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,677	—	1,677
Balance as of June 30, 2017	34,600,000	$836,770	162,183,489	$4,270,754	2,403,352	$32,579	$(115,379)	$6,570	$5,031,294

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$164,134	$113,277
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of properties	142	(1,097)
Equity in earnings of unconsolidated joint ventures	(13,712)	(8,210)
Distributions from unconsolidated joint ventures	21,376	8,568
Write-off of net assets due to early lease terminations	24	(1)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	264,125	254,647
Amortization of acquired in-place lease value and deferred leasing costs	90,452	89,963
Amortization of share-based compensation	10,125	9,184
Non-cash amortization of terminated swaps	602	—
Allowance for doubtful accounts	(2,555)	28
Amortization of deferred financing costs	4,956	4,903
Loss on early extinguishment of debt	—	964
Amortization of debt discount/premium	1,363	1,277
Amortization of acquired above-market leases and acquired below-market leases, net	(3,978)	(4,262)
Changes in assets and liabilities:
Accounts and other receivables	(23,711)	(1,118)
Deferred rent	(6,198)	(13,011)
Deferred leasing costs	(8,143)	(12,269)
Other assets	(5,357)	(53,879)
Accounts payable and other accrued liabilities	17,083	10,120
Security deposits and prepaid rents	8,584	(2,451)
Net cash provided by operating activities	519,312	396,633
Cash flows from investing activities:
Acquisitions of real estate	(34,829)	(1,673)
Proceeds from sale of properties, net	—	35,769
Excess proceeds from forward contracts	51,308	—
Investment in unconsolidated joint ventures	(5,749)	(11)
Receipt of value added tax refund	—	4,373
Refundable value added tax paid	—	(6,742)
Improvements to investments in real estate	(476,070)	(332,406)
Improvement advances to tenants	(19,929)	(13,366)
Collection of advances from tenants for improvements	21,805	15,014
Net cash used in investing activities	(463,464)	(299,042)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,141,370	$836,202
Repayments on global revolving credit facility	(801,837)	(1,706,539)
Borrowings on unsecured term loan	—	766,201
Repayments on unsecured term loan	—	(150,873)
Borrowings on unsecured senior notes	140,463	675,591
Repayments on unsecured notes	(50,000)	(25,000)
Principal payments on mortgage loans	(268)	(54,282)
Earnout payments related to acquisition	—	(12,129)
Payment of loan fees and costs	(777)	(18,965)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(262)	(264)
General partner contributions, net	31,993	5,018
Payment of distributions to preferred unitholders	(31,898)	(44,848)
Payment of distributions to common unitholders	(448,219)	(390,019)
Net cash used in financing activities	(19,435)	(119,907)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,413	(22,316)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,135)	(1,208)
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062
Cash, cash equivalents and restricted cash at end of period	$41,314	$51,538

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$114,352	$110,274
Cash paid for income taxes	5,364	2,253
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$30,255	$(18,950)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(6,692)	(16,919)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	2,162	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	141,590	108,456
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and their subsidiaries (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing data centers. The Company is focused on providing data center, colocation and interconnection solutions for domestic and international customers across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of June 30, 2017, our portfolio consisted of 145 operating properties, including five held-for-sale properties and 14 properties held as investments in unconsolidated joint ventures, of which 104 are located throughout the United States, 32 are located in Europe, four are located in Asia, three are located in Australia and two are located in Canada.

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

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2017, Digital Realty Trust, Inc. owns a 98.5% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

On June 8, 2017, Digital Realty Trust, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Operating Partnership, Penguins REIT Sub, LLC (“REIT Merger Sub”), Penguins OP Sub 2, LLC and Penguins OP Sub, LLC (collectively, the “DLR Parties”), on the one hand, and DuPont Fabros Technology, Inc. (“DFT”) and DuPont Fabros Technologies, L.P. (“DFT OP”), on the other hand, pursuant to which, subject to the satisfaction or waiver of certain conditions, DFT will be merged with and into REIT Merger Sub (the “company merger”) and Penguins OP Sub, LLC will be merged with and into DFT OP (the “partnership merger” and, together with the company merger, the “mergers”). The combined company after the mergers will retain the name Digital Realty Trust, Inc.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the mergers:

•	each share of DFT's common stock will be converted into the right to receive 0.545 shares of Digital Realty Trust, Inc. common stock;

•
each common unit of partnership interests in the DFT OP will be converted into the right to receive 0.545 common units in the Operating Partnership, or, in the alternative, each unit holder may elect to redeem his or her units and receive 0.545 shares of Digital Realty Trust, Inc. common stock for each unit; and

•
each share of DFT's 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock will be converted into the right to receive one share of a newly designated class of preferred stock of Digital Realty Trust, Inc., which will have substantially similar rights, privileges, preferences and interests as DFT's 6.625% Series C Preferred Stock.

The consummation of the mergers is subject to certain customary closing conditions, including, among others, approval by the holders of a majority of the outstanding shares of DFT common stock, approval of the issuance of Digital Realty Trust, Inc. common stock by a majority of the votes cast by the holders of Digital Realty Trust, Inc. common stock at a special meeting of Digital Realty Trust, Inc.'s stockholders, the absence of certain legal impediments to the consummation of the mergers, the effectiveness of a registration statement on Form S-4 filed by Digital Realty Trust, Inc. in connection with the mergers, approval for listing on the New York Stock Exchange of the shares of Digital Realty Trust, Inc. common stock to be issued in connection with the mergers, the absence of a material adverse effect on either the Company or DFT and compliance by the parties to the Merger Agreement with their respective obligations under the Merger Agreement. The obligations of the parties to consummate the mergers are not subject to any financing condition or the receipt of any financing by us. There can be no assurance that the proposed transaction will be consummated.

Generally, all fees and expenses incurred in connection with the mergers and the other transactions contemplated by the Merger Agreement will be paid by the party incurring those fees and expenses. Additionally, upon termination of the Merger Agreement in certain circumstances, the Merger Agreement provides for the payment of a termination fee to the Company by DFT of $150.0 million. The Merger Agreement also provides for the payment of a termination fee to DFT by the Company of $300.0 million upon termination of the Merger Agreement in certain circumstances.
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
June 30, 2017 and 2016

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2017, cash equivalents consist of investments in money market instruments.
(c) Investment in Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint ventures is accounted for using the equity method, whereby the investment is increased for capital contributed and our share of the joint ventures’ net income and decreased by distributions we receive and our share of any losses of the joint ventures. We do not record losses of the joint ventures in excess of its investment balances unless we are liable for the obligations of the joint venture or are otherwise committed to provide financial support to the joint venture. Likewise, and as long as we have no explicit or implicit obligations to the joint venture, we will suspend equity method accounting to the extent that cash distributions exceed our investment balances until those unrecorded earnings exceeds the excess distributions previously recognized into income. In this case, we will apply cost accounting concepts which ties income recognition to the receipt of cash.  Cost basis accounting concepts will apply until earnings exceeds the excess distribution previously recognized in income.
We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the six months ended June 30, 2017 and 2016, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

We capitalized interest of approximately $3.8 million and $3.9 million during the three months ended June 30, 2017 and 2016, respectively. We capitalized interest of approximately $8.4 million and $7.7 million during the six months ended June 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $18.9 million and $16.4 million during the three months ended June 30, 2017 and 2016, respectively, and approximately $37.6 million and $34.1 million during the six months ended June 30, 2017 and 2016, respectively. Capitalized leasing costs of approximately $26.4 million and $21.3 million are included in improvements to investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, respectively.
(e) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized.  Management performs an annual impairment test for goodwill and between annual tests, management will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.  We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign exchange rates. During 2017, changes in foreign exchange rates caused an increase to goodwill of $28.1 million.
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2017 and December 31, 2016, we have no assets or liabilities for uncertain tax positions. We classify

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and six months ended June 30, 2017 and 2016, we had no such interest or penalties. The tax year 2013 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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

(k) Transaction and Integration Expense
Transaction and integration expense includes acquisition-related expenses, other business development expenses and other expenses to integrate newly acquired investments, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and significant transactions. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third party consulting expenses directly related to the integration of acquired companies (in areas such as cost savings and synergy realization, technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

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
Operating revenues from properties in the United States were $439.1 million and $413.5 million and outside the United States were $126.9 million and $101.4 million for the three months ended June 30, 2017 and 2016, respectively. Operating revenues from properties in the United States were $868.2 million and $819.8 million and outside the United States were $248.3 million and $199.3 million for the six months ended June 30, 2017 and 2016, respectively. We had investments in real estate located in the United States of $6.4 billion and $6.3 billion, and outside the United States of $2.9 billion and $2.6 billion, as of June 30, 2017 and December 31, 2016, respectively.
Operating revenues from properties located in the United Kingdom were $67.5 million and $51.8 million, or 11.9% and 10.1% of total operating revenues, for the three months ended June 30, 2017 and 2016, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.6 billion and $1.5 billion, or 16.9% and 16.6% of total long-lived assets, as of June 30, 2017 and December 31, 2016, respectively. No other foreign country comprised more than 10% of total long-lived assets as of June 30, 2017 and December 31, 2016.

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
June 30, 2017 and 2016

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We adopted ASU 2016-09 as of January 1, 2017, and it did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued but not yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities may elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. While lease contracts with customers, which constitute the vast majority of our revenues, are a specific scope exception, this update may have implications in certain variable payment terms included in lease agreements. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The standard permits the use of either a retrospective or cumulative effect transition method and permits the use of certain practical expedients. We currently anticipate using the cumulative effect transition method, however, this determination is subject to change. As the standard does not significantly impact lessor accounting, we do not believe adoption will have a material impact on our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for certain of our revenue streams which are not based on contractually specified lease amounts, including interconnection, tenant reimbursement and other revenue.

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
June 30, 2017 and 2016

interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASC 2017-04 to have a material impact on our consolidated financial statements.
3. Investments in Real Estate
We acquired the following real estate during the six months ended June 30, 2017:

Location	Market	Date Acquired	Amount (in millions)
Osaka Phase II (1)	Osaka, Japan	March 15, 2017	$13.6
2553 Edgington Street	Chicago	May 11, 2017	14.1
De President Phase II (1)	Amsterdam	June 23, 2017	6.3
			$34.0

(1)	Represents currently vacant land which is not included in our operating property count. Purchase price in U.S. dollars and excludes capitalized closing costs.

As of June 30, 2017, five properties had an aggregate carrying value of $87.9 million within total assets and $2.9 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet, respectively. The five properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

4. Investment in Unconsolidated Joint Ventures
As of June 30, 2017, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, effective 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR) and a 17% interest in a joint venture that operates a high density colocation facility at 1101 Space Park Drive in Santa Clara, California. The following tables present summarized financial information for our joint ventures as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016 (unaudited, in thousands):

	As of June 30, 2017					Six Months Ended June 30, 2017
2017	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$731,210	$930,019	$491,058	$581,302	$348,717	$71,072	$(21,969)	$49,103	$20,615
Our investment in and share of equity in earnings of unconsolidated joint ventures					$103,881				$13,712

	As of December 31, 2016					Six Months Ended June 30, 2016
2016	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$741,228	$922,694	$457,141	$549,997	$372,697	$67,890	$(22,472)	$45,418	$17,476
Our investment in and share of equity in earnings of unconsolidated joint ventures					$106,402				$8,210

The amounts reflected in the tables above, except for our investment in and share of equity in earnings of unconsolidated joint ventures, are based on the historical financial information of the individual joint ventures. The debt of our unconsolidated joint ventures generally are non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

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
June 30, 2017 and 2016

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2017 and December 31, 2016.

	Balance as of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$905,260	$896,693
Accumulated amortization	(550,054)	(517,443)
Net	$355,206	$379,250
Tenant relationship value:
Gross amount	$987,316	$971,519
Accumulated amortization	(118,122)	(82,069)
Net	$869,194	$889,450
Acquired above-market leases:
Gross amount	$112,118	$110,142
Accumulated amortization	(92,402)	(87,961)
Net	$19,716	$22,181
Acquired below-market leases:
Gross amount	$287,061	$283,899
Accumulated amortization	(210,962)	(202,000)
Net	$76,099	$81,899
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1.9 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and $3.9 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.1 years and 3.8 years, respectively, as of June 30, 2017. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing July 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$3,210
2018	5,498
2019	5,661
2020	7,483
2021	7,483
Thereafter	27,048
Total	$56,383

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $14.4 million and $13.3 million for the three months ended June 30, 2017 and 2016, respectively, and $28.6 million and $27.0 million for the six months ended June 30, 2017 and 2016, respectively. The expected average amortization period for acquired in-place lease value is 7.8 years as of June 30, 2017. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 6.7 years as of June 30, 2017. Estimated annual amortization of acquired in-place lease value for each

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

of the five succeeding years and thereafter, commencing July 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$28,116
2018	47,222
2019	39,842
2020	36,697
2021	34,351
Thereafter	168,978
Total	$355,206

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $17.5 million and $15.9 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $35.1 million and $31.7 million for the six months ended June 30, 2017 and 2016, respectively. Amortization of trade names (a component of depreciation and amortization expense) was approximately $6.4 million and $6.9 million for the three and six months ended June 30, 2016, respectively. During the quarter ended June 30, 2016, management of the Company decided to retire the Telx trade name.  Accordingly, the Company wrote off the net remaining balance of approximately $6.1 million. As of June 30, 2017, the weighted average remaining contractual life for customer contracts was 12.7 years. Estimated annual amortization of customer contracts for each of the five succeeding years and thereafter, commencing July 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$35,452
2018	70,905
2019	70,905
2020	70,905
2021	70,905
Thereafter	550,122
Total	$869,194

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% Notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), and 4.750% notes due 2025 (4.750% 2025 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (4.250% 2025 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2024 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2017		Maturity Date	Principal Outstanding June 30, 2017		Principal Outstanding December 31, 2016
Global revolving credit facility	Various	(1)	Jan 15, 2020	$572,036	(2)	$210,077	(2)
Deferred financing costs, net				(8,973)		(10,868)
Global revolving credit facility, net				563,063		199,209
Unsecured Term Loans
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,225,971	(5)	1,188,498	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	300,000	(5)
Deferred financing costs, net				(5,489)		(6,137)
Unsecured term loan, net				1,520,482		1,482,361
Unsecured senior notes:
Prudential Shelf Facility:
Series E	5.730%		Jan 20, 2017	—	(6)	50,000
Total Prudential Shelf Facility				—		50,000
Senior Notes:
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019	142,825	(7)	—
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
4.750% notes due 2023	4.750%		Oct 13, 2023	390,750	(8)	370,200	(8)
2.625% notes due 2024	2.625%		Apr 15, 2024	685,560	(7)	631,020	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025	521,000	(8)	493,600	(8)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
Unamortized discounts				(14,577)		(15,649)
Total senior notes, net of discount				4,375,558		4,129,171
Deferred financing costs, net				(24,410)		(25,374)
Total unsecured senior notes, net of discount and deferred financing costs				4,351,148		4,153,797

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

Indebtedness	Interest Rate at June 30, 2017	Maturity Date	Principal Outstanding June 30, 2017	Principal Outstanding December 31, 2016
Mortgage loans:
731 East Trade Street	8.22%	Jul 1, 2020	$2,649	$2,916
Unamortized net premiums			287	334
Total mortgage loans, including premiums			2,936	3,250
Deferred financing costs, net			(9)	(10)
Total mortgage loans, including premiums and net of deferred financing costs			2,927	3,240
Total indebtedness			$6,437,620	$5,838,607
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

(2)	Balances as of June 30, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2017		Weighted-average interest rate	Balance as of December 31, 2016		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$60,000		2.22%	$105,000		1.67%
British pound sterling (£)	354,931	(b)	1.26%	11,106	(c)	1.25%
Euro (€)	1,714	(b)	0.59%	15,250	(c)	0.63%
Australian dollar (AUD)	8,458	(b)	2.55%	—		—%
Hong Kong dollar (HKD)	2,933	(b)	1.44%	1,728	(c)	1.66%
Japanese yen (JPY)	111,040	(b)	0.97%	54,273	(c)	0.92%
Singapore dollar (SGD)	—		—%	11,186	(c)	1.52%
Canadian dollar (CAD)	12,960	(b)	1.87%	11,534	(c)	1.92%
Total	$552,036		1.34%	$210,077		1.39%
Base Rate Borrowing (d)
U.S. dollar ($)	$20,000		4.25%	$—		—%
Total borrowings	$572,036		1.44%	$210,077		1.39%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	Based on exchange rates of $1.30 to £1.00, $1.14 to €1.00, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.77 to 1.00 CAD, respectively, as of June 30, 2017.

(c)	Based on exchange rates of $1.23 to £1.00, $1.05 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.69 to 1.00 SGD and $0.74 to 1.00 CAD, respectively, as of December 31, 2016.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar, Singapore dollar, British pound sterling and Canadian dollar tranches of the unsecured term loans. See Note 14 "Derivative Instruments" for further information.

(5)	Balances as of June 30, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2017		Weighted-average interest rate		Balance as of December 31, 2016		Weighted-average interest rate
U.S. dollar ($)	$710,911		2.44%	(b)	$710,911		1.99%	(d)
British pound sterling (£)	220,741	(a)	1.35%	(b)	209,132	(c)	1.36%	(d)
Singapore dollar (SGD)	234,538	(a)	1.80%		222,824	(c)	1.76%	(d)
Australian dollar (AUD)	181,691	(a)	2.72%		170,325	(c)	2.72%
Hong Kong dollar (HKD)	85,462	(a)	1.49%		86,029	(c)	1.77%
Canadian dollar (CAD)	75,983	(a)	1.94%	(b)	73,294	(c)	2.00%	(d)
Japanese yen (JPY)	16,645	(a)	1.07%		15,983	(c)	0.98%
Total	$1,525,971		2.12%	(b)	$1,488,498		1.93%	(d)

(a)	Based on exchange rates of $1.30 to £1.00, $0.73 to 1.00 SGD, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD, $0.77 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of June 30, 2017.

(b)
As of June 30, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.33% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

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

(6)	Unsecured note paid in full at maturity.

(7)	Based on exchange rate of $1.14 to €1.00 as of June 30, 2017 and $1.05 to €1.00 as of December 31, 2016.

(8)	Based on exchange rate of $1.30 to £1.00 as of June 30, 2017 and $1.23 to £1.00 as of December 31, 2016.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of June 30, 2017, interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month GBP LIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.25% (USD) which is based on the U.S. Prime Rate.  We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2017, approximately $20.4 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of June 30, 2017, we were in compliance with all of such covenants.
Unsecured Term Loans

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at June 30, 2017, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of June 30, 2017, we were in compliance with all of such covenants.
Floating Rate Guaranteed Notes due 2019

On May 22, 2017, Digital Euro Finco, LLC, a wholly-owned indirect finance subsidiary of Digital Realty Trust, L.P., issued and sold €125.0 million aggregate principal amount of its Floating Rate Guaranteed Notes due 2019, which we refer to as the 2019 Notes, to an institutional investor in a private placement. The 2019 Notes will bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.50%, and the interest rate for the initial interest period was 0.169%. Interest on the notes is payable quarterly in arrears, beginning on August 22, 2017. The 2019 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €124.6 million (or approximately $140.1 million based on the exchange rate as of May 22, 2017) after deducting estimated offering expenses. We have used the net proceeds from the offering of the 2019 Notes to temporarily repay borrowings under our global revolving credit facility and for general corporate purposes. The indenture governing the 2019 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2017, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

The table below summarizes our debt maturities and principal payments as of June 30, 2017 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loans	Unsecured Senior Notes	Mortgage Loans	Total Debt
Remainder of 2017	$—	$—	$—	$279	$279
2018	—	—	—	593	593
2019	—	—	142,825	644	143,469
2020	572,036	—	1,000,000	1,133	1,573,169
2021	—	1,225,971	400,000	—	1,625,971
Thereafter	—	300,000	2,847,310	—	3,147,310
Subtotal	$572,036	$1,525,971	$4,390,135	$2,649	$6,490,791
Unamortized discount	—	—	(14,577)	—	(14,577)
Unamortized premium	—	—	—	287	287
Total	$572,036	$1,525,971	$4,375,558	$2,936	$6,476,501

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$57,837	$27,951	$123,982	$67,076
Weighted average shares outstanding—basic	160,832,889	146,824,268	160,069,201	146,694,916
Potentially dilutive common shares:
Stock options	—	11,588	—	10,887
Unvested incentive units	161,553	77,946	151,807	70,664
Forward equity offering	216,526	347,277	251,119	—
Market performance-based awards	570,899	547,189	587,400	640,467
Weighted average shares outstanding—diluted	161,781,867	147,808,268	161,059,527	147,416,934
Income per share:
Basic	$0.36	$0.19	$0.77	$0.46
Diluted	$0.36	$0.19	$0.77	$0.46
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,244,710	2,402,446	2,211,476	2,442,342
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	—	2,807,321	—	3,076,204
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	70,119	1,780,397	926,601	1,950,922
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,157,221	2,434,401	2,297,648	2,667,567
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,161,182	3,567,361	3,366,963	3,909,041
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,159,745	2,437,250	2,300,337	2,670,688
Shares subject to forward equity offering	—	—	—	14,375,000
Total	9,792,977	15,429,176	11,103,025	31,091,764

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common unitholders	$58,644	$28,408	$125,693	$68,196
Weighted average units outstanding—basic	163,077,599	149,226,714	162,280,678	149,137,258
Potentially dilutive common units:
Stock options	—	11,588	—	10,887
Unvested incentive units	161,553	77,946	151,807	70,664
Forward equity offering	216,526	347,277	251,119	—
Market performance-based awards	570,899	547,189	587,400	640,467
Weighted average units outstanding—diluted	164,026,577	150,210,714	163,271,004	149,859,276
Income per unit:
Basic	$0.36	$0.19	$0.77	$0.46
Diluted	$0.36	$0.19	$0.77	$0.46
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Potentially dilutive Series E Cumulative Redeemable Preferred Units	—	2,807,321	—	3,076,204
Potentially dilutive Series F Cumulative Redeemable Preferred Units	70,119	1,780,397	926,601	1,950,922
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,157,221	2,434,401	2,297,648	2,667,567
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,161,182	3,567,361	3,366,963	3,909,041
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,159,745	2,437,250	2,300,337	2,670,688
Units subject to forward equity offering	—	—	—	14,375,000
Total	7,548,267	13,026,730	8,891,549	28,649,422

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and six months ended June 30, 2017 and 2016.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, we had deferred tax liabilities net of deferred tax assets of approximately $160.9 million and $153.8 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European portfolio acquisition in July 2016. The valuation allowances at June 30, 2017 and December 31, 2016 relate primarily to certain foreign jurisdictions and net operating loss carryforwards from the acquisition of Telx, or the Telx Acquisition, that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of June 30, 2017 and December 31, 2016.
11. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through June 30, 2017, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2017 and 2016. As of June 30, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Forward Equity Sale

On May 20, 2016, Digital Realty Trust, Inc. completed an underwritten public offering of 12,500,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. On June 2, 2016, the underwriters exercised their option in full to purchase an

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

additional 1,875,000 shares of Digital Realty Trust, Inc.’s common stock from the forward purchasers. The forward purchasers borrowed and sold an aggregate of 14,375,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. On September 27, 2016, we physically settled a portion of the forward sale agreements by issuing an aggregate of 12,000,000 shares of our common stock to the forward purchasers in exchange for net proceeds of approximately $1.1 billion. On May 19, 2017, we physically settled and issued the remaining 2,375,000 shares of our common stock to the forward purchasers in exchange for net proceeds of approximately $211.1 million.

(c) Redemption of Series F Preferred Stock

On April 5, 2017, Digital Realty Trust, Inc. redeemed all 7,300,000 outstanding shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock, for $25.01840 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. Digital Realty Trust, Inc. funded the redemption with borrowings under the global revolving credit facility, which the Operating Partnership distributed to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 7,300,000 of its outstanding series F preferred units held by Digital Realty Trust, Inc. The excess of the redemption price over the carrying value of the series F preferred stock of approximately $6.3 million relates to the original issuance costs and were recorded as a reduction to net income available to common stockholders.

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	162,183,489	98.5%	159,019,118	98.5%
Noncontrolling interests consist of:
Common units held by third parties	796,814	0.5%	1,141,814	0.7%
Incentive units held by employees and directors (see Note 13)	1,606,538	1.0%	1,333,849	0.8%
	164,586,841	100.0%	161,494,781	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $242.9 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2017 and December 31, 2016, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2017:

	Common Units	Incentive Units	Total
As of December 31, 2016	1,141,814	1,333,849	2,475,663
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(345,000)	—	(345,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(146,642)	(146,642)
Incentive units issued upon achievement of market performance condition	—	354,549	354,549
Grant of incentive units to employees and directors	—	67,697	67,697
Cancellation / forfeitures of incentive units held by employees and directors	—	(2,915)	(2,915)
As of June 30, 2017	796,814	1,606,538	2,403,352

(1)
Redemption of common units and conversion of incentive units were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2017 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series F Preferred Stock (1)	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$148,358
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	150,814
		$3,023	$7,344	$13,460	$7,938	$299,172

Annual rate of dividend per share		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common stockholders.

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
(f) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2016	$(175,642)	$4,888	$35,149	$(135,605)
Net current period change	29,843	2,876	(9,477)	23,242
Reclassification to interest expense from interest rate swaps	—	1,654	—	1,654
Balance as of June 30, 2017	$(145,799)	$9,418	$25,672	$(110,709)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $242.9 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2017 and December 31, 2016, respectively.

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2017 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series F Preferred Units (1)	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$150,968
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	153,176
		$3,023	$7,344	$13,460	$7,938	$304,144

Annual rate of distribution per unit		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common unitholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

(d) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2016	$(180,504)	$4,191	$35,694	$(140,619)
Net current period change	30,255	2,916	(9,608)	23,563
Reclassification to interest expense from interest rate swaps	—	1,677	—	1,677
Balance as of June 30, 2017	$(150,249)	$8,784	$26,086	$(115,379)

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
As of June 30, 2017, approximately 3.7 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal the per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights and privileges of common units of the Operating Partnership, including redemption rights. For a discussion of how long-

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

term incentive units achieve parity with common units, see Note 13(a) to our consolidated financial statements for the fiscal year ended December 31, 2016, included in our Annual Report on 10-K for the year ended December 31, 2016.

Below is a summary of our long-term incentive unit activity for the six months ended June 30, 2017.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	128,822	$66.58
Granted	67,697	109.00
Vested	(61,846)	71.88
Cancelled or expired	(4,311)	77.18
Unvested, end of period	130,362	$85.74
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
The expense recorded for the three months ended June 30, 2017 and 2016 related to long-term incentive units was approximately $1.9 million and $2.5 million, respectively, and approximately $2.6 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.8 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $9.2 million and $5.6 million as of June 30, 2017 and December 31, 2016, respectively. We expect to recognize this unearned compensation over the next 2.9 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the six months ended June 30, 2017 and 2016, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
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
June 30, 2017 and 2016

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
As of June 30, 2017, 2,029,908 Class D units and 543,923 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $74.9 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of June 30, 2017 and December 31, 2016 was $36.1 million and $25.6 million, respectively, net of cancellations. As of June 30, 2017, 490,529 Class D units and 104,313 market performance-based RSUs had fully vested. We recognized compensation expense related to these awards of approximately $2.6 million and $0.9 million in the three months ended June 30, 2017 and 2016, respectively, and approximately $4.6 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.5 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $1.2 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.
(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the six-month period ended June 30, 2017:

	Period Ended June 30, 2017
	Shares	Weighted average exercise price
Options outstanding, beginning of period	17,674	$41.73
Exercised	(17,668)	41.73
Cancelled / Forfeited	(6)	41.73
Options outstanding, end of period	—	$—
Exercisable, end of period	—	$—

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

(d) Restricted Stock
Below is a summary of our restricted stock activity for the six months ended June 30, 2017.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	274,642	$73.81
Granted	112,462	108.08
Vested	(89,653)	67.61
Cancelled or expired	(16,502)	83.31
Unvested, end of period	280,949	$88.94
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.
The expense recorded for the three months ended June 30, 2017 and 2016 related to grants of restricted stock was approximately $1.1 million and $1.2 million, respectively, and approximately $2.1 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $1.7 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $21.8 million and $14.7 million as of June 30, 2017 and December 31, 2016, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted-average basis.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2017 or December 31, 2016.

Cash Flow Hedges of Interest Rate Risk

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to the U.S. LIBOR, GBP-LIBOR and CDOR-based tranches of the unsecured term loans. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017 and 2016, there were no ineffective portions to our interest rate swaps.

As of June 30, 2017 and December 31, 2016, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2017		As of December 31, 2016
Currently-paying contracts
$206,000	(1)	$—		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$(103)	(6)	$—
54,905	(1)	—		Swap	1.605	Jun 6, 2017	Jan 6, 2020	(23)	(6)	—
—		206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	—		(90)	(6)
—		54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	—		16	(6)
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,804	(6)	1,911	(6)
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,429	(6)	1,487	(6)
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	7,330	(6)	8,128	(6)
—		130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	—		18	(6)
220,741	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,021)	(6)	(1,818)	(6)
75,983	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,020	(6)	1,556	(6)
$1,007,629		$1,124,181						$11,436		$11,208

Forward-starting contracts
$400,000		$—		Forward-starting Swap	2.224	Sep 14, 2017	Sep 14, 2027	$3,025	(6)	$—
200,000		—		Forward-starting Swap	1.923	Sep 14, 2017	Sep 14, 2022	740	(6)	—
$600,000		$—						$3,765		$—

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)	Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.30 to £1.00 as of June 30, 2017 and $1.23 to £1.00 as of December 31, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.77 to 1.00 CAD as of June 30, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

(6)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of June 30, 2017, we estimate that an additional $1.7 million will be reclassified as an increase to interest expense during the twelve months ended June 30, 2018, when the hedged forecasted transactions impact earnings.
Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of USD. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the six months ended June 30, 2017, we terminated three of the four forward contracts with a notional amount of GBP 270.0 million. In connection with the settlement, we received approximately $51.3 million in proceeds and the related amount of approximately $22.9 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of June 30, 2017.
As of June 30, 2017, the Company had the following outstanding derivatives that were designated as foreign currency net investment hedges under qualifying hedging relationships (notional and fair value amounts in thousands):

Foreign Currency Derivative	Number of Instruments	Notional Amount Sold	Notional Amount Purchased	Maturity Date	Fair Value
Currency forward contracts	1	GBP 87,299	USD 126,961	12/15/2017	$12,582

On July 21, 2017, we terminated the remaining forward contract with a notional amount of approximately GBP 87.3 million. In connection with the settlement, we received approximately $12.6 million in proceeds and the related amount of approximately $3.2 million of AOCI will remain in AOCI until the Company sells or liquidates its GBP-denominated investments.

15. Fair Value of Financial Instruments
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
The Company’s disclosures of estimated fair value of financial instruments at June 30, 2017 and December 31, 2016 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of June 30, 2017 and December 31, 2016, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

	Categorization under the fair value hierarchy	As of June 30, 2017		As of December 31, 2016
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$572,036	$572,036	$210,077	$210,077
Unsecured term loans (2)(6)	Level 2	1,525,971	1,525,971	1,488,498	1,488,498
Unsecured senior notes (3)(4)(7)	Level 2	4,686,092	4,375,558	4,428,074	4,179,171
Mortgage loans (3)(8)	Level 2	2,894	2,936	3,217	3,250
		$6,786,993	$6,476,501	$6,129,866	$5,880,996

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2019 Notes, 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 2023 Notes, 2024 Notes, 4.750% 2025 Notes and 4.250% 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 2023 Notes, 2024 Notes and 4.250% 2025 Notes are net of discount of $14,577 and $15,649 in the aggregate as of June 30, 2017 and December 31, 2016, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $9.0 million and $10.9 million as of June 30, 2017 and December 31, 2016, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $5.5 million and $6.1 million as of June 30, 2017 and December 31, 2016, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $24.4 million and $25.4 million as of June 30, 2017 and December 31, 2016, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.0 million as of June 30, 2017 and December 31, 2016, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

16. Commitments and Contingencies
(a) Contingent liabilities

During the three months ended June 30, 2017, we were a party to litigation related to the release of a sublease guarantee that was provided by one of our subsidiaries. The lawsuit against us sought to invalidate the release, which freed our subsidiary from any further obligations under the sublease guarantee. Our maximum exposure in this matter was estimated to be approximately £20 million.  In July 2017, the court presiding over the matter issued a judgment rejecting all of the claims against us.  The counterparty in the lawsuit has indicated that it will not appeal the judgment.

Following the June 9, 2017 announcement that we and DFT had entered into the Merger Agreement, four purported stockholder class actions were filed in the United States District Court for the District of Columbia captioned: Scarantino v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01428 (D.D.C.) (filed July 18, 2017); Canchola v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01481 (D.D.C.) (filed July 24, 2017); Lawrence v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01465 (D.D.C.) (filed July 24, 2017); and McCullough v. DuPont Fabros Technology, Inc. et al., No. 1:17-cv-1563 (D.D.C.) (filed August 2, 2017).  All four complaints allege purported violations of the federal securities laws and name as defendants DFT and the members of DFT’s board of directors.  The Scarantino complaint also names as defendants DFT OP, Digital Realty Trust, Inc., Digital Realty Trust, L.P., REIT Merger Sub, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC. Plaintiffs in each of the four actions allege primarily that the disclosures regarding the proposed mergers in the Form S-4 Registration Statement filed with the SEC on July 10, 2017 were inadequate in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9.  Plaintiffs seek to enjoin the mergers, or damages in the event the mergers are consummated, along with costs and attorneys’ fees.  We believe that these claims are without merit, and intend to vigorously defend against them.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2017, we had open commitments, including amounts reimbursable of approximately $13.1 million, related to construction contracts of approximately $327.0 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2017, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2017 and 2016

17. Subsequent Events

On July 21, 2017, Digital Stout Holding, LLC, of which Digital Realty Trust, L.P. is the sole member, issued and sold £250 million aggregate principal amount of 2.750% Guaranteed Notes due 2024, or the 2024 Notes, and £350 million aggregate principal amount of 3.300% Guaranteed Notes due 2029, or the 2029 Notes and, together with the 2024 Notes, the GBP Notes. The GBP Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately £592.3 million after deducting managers’ discounts and estimated offering expenses. In addition, if the merger with DFT is not consummated on or prior to December 15, 2017, or the Merger Agreement is terminated at any time prior to such date, we will be required to redeem all of the 2024 Notes outstanding on a special mandatory redemption date at a redemption price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, up to, but not including, the special mandatory redemption date. We intend to use the net proceeds from the offering of the 2024 Notes to fund a portion of the repayment, redemption and/or discharge of DFT debt and the payment of certain transaction fees and expenses incurred in connection with the mergers. If the net proceeds from the offering of the 2024 Notes (and other financing sources) exceed the amount needed to fund the contemplated repayment of DFT debt and the payment of transaction fees and expenses incurred in connection with the mergers, we intend to use such excess net proceeds to repay borrowings under the Operating Partnership's global revolving credit facility, acquire additional properties or businesses, fund development opportunities and to provide for working capital and other general corporate purposes, including potentially for the repurchase, redemption or retirement of other outstanding debt or equity securities. We intend to use the net proceeds from the offering of the 2029 Notes to temporarily repay borrowings outstanding under the Operating Partnership's global revolving credit facility, to acquire additional properties or businesses, fund development opportunities and to provide for working capital and other general corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

On August 7, 2017, the Operating Partnership issued and sold $350 million aggregate principal amount of 2.750% Notes due 2023, or the 2.750% 2023 Notes, and $1.0 billion aggregate principal amount of 3.700% Notes due 2027, or the 2027 Notes and, together with the 2.750% 2023 Notes, the USD Notes. The USD Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Net proceeds from the offering were approximately $1.3 billion after deducting managers’ discounts and estimated offering expenses. If the mergers are not consummated on or prior to December 15, 2017, or the Merger Agreement is terminated at any time prior to such date, we will be required to redeem all of the USD Notes outstanding on a special mandatory redemption date at a redemption price equal to 101% of the principal amount of the USD Notes, plus accrued and unpaid interest, if any, up to, but not including, the special mandatory redemption date.

On August 7, 2017, Digital Realty Trust, Inc. issued 8,000,000 shares of its 5.250% series J cumulative redeemable preferred stock, or the series J preferred stock, in an underwritten public offering for net proceeds of approximately $193.2 million.

We intend to use the net proceeds from the offering of the USD Notes and series J preferred stock to fund a portion of the repayment, redemption and/or discharge of debt of DFT in connection with the mergers and the payment of certain fees and expenses incurred in connection with the mergers. The net proceeds will be temporarily invested in interest-bearing deposit accounts and money market mutual funds securities until the mergers close.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facility, potential litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of current global economic, credit and market conditions; current local economic conditions in our metropolitan areas; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant customers; bankruptcy or insolvency of a major customer or a significant number of smaller customers; defaults on or non-renewal of leases by customers; our failure to obtain necessary debt and equity financing; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical and information security infrastructure or services or availability of power; our failure to successfully integrate and operate acquired or developed properties or businesses; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and development space; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; the impact of the United Kingdom’s referendum on withdrawal from the European Union on global financial markets and our business; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates; each of our and DFT’s success, or the success of the combined company, in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate acquisitions or investments; changes in financial markets and interest rates, or to the business or financial condition of us, DFT or the combined company or their respective businesses; the nature and extent of future competition; each of our and DFT’s ability, or the ability of the combined company, to pay down, refinance, restructure and/or extend its indebtedness as it becomes due; our ability and willingness, and the ability and willingness of DFT and the combined company, to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations; availability to us, DFT and the combined company of financing and capital; each of our and DFT’s ability, or the ability of the combined company, to deliver high quality properties and services, to attract and retain qualified personnel and to attract and retain tenants; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us, DFT or the combined company; risks associated with achieving expected revenue synergies or cost savings as a result of the DFT Merger; and risks associated with the companies’ ability to consummate the DFT Merger, the timing of the closing of the DFT Merger and unexpected costs or unexpected liabilities that may arise from the DFT Merger, whether or not consummated.
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
As of June 30, 2017, our portfolio consisted of 145 properties, including five properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with approximately 26.4 million rentable square feet including approximately 1.2 million square feet of space under active development and approximately 1.8 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 16 parcels of developable land we own comprised approximately 426 acres. At June 30, 2017, approximately 1.2 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in four U.S. domestic metropolitan areas, three European metropolitan areas and one Asian metropolitan area, consisting of approximately 0.6 million square feet of base building construction and 0.6 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on June 30, 2017 of $112.95, our ratio of debt to total enterprise value was approximately 25%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of June 30, 2017, our portfolio consisted of 145 properties, including five properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout North America, with 32 properties located in Europe, four properties in Asia and three properties in Australia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of June 30, 2017 (3)	Square Feet of Space Held for Future Development as of June 30, 2017 (4)
2002	4		1,065,405	22,535	51,850
2003	4	(5)	821,603	—	—
2004	10	(5)	2,380,432	—	103,423
2005	18	(5)	2,778,728	—	119,779
2006	16		2,196,259	—	340,203
2007	11	(5)(6)	1,378,590	—	—
2008	4		481,575	—	41,539
2009	8	(7)(9)(10)	1,968,898	125,411	137,591
2010	15		2,562,718	65,680	68,247
2011	11	(8)	2,077,027	60,127	117,564
2012	15		2,915,095	27,682	219,587
2013	10		1,178,909	179,946	220,480
2014	—		—	—	—
2015	10	(11)	929,718	225,599	275,546
2016	9	(12)	411,524	475,889	68,670
2017	—	(13)	263,668	—	—
Operating properties owned as of June 30, 2017	145		23,146,481	1,182,869	1,764,479

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

(2)
Current net rentable square feet as of June 30, 2017, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of June 30, 2017, there were five properties held for sale; one was acquired in 2003, two in 2004, one in 2005 and one in 2007.

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

(11)
Includes eight properties that were added as part of the Telx Acquisition, two of which are owned: 56 Marietta Street (Atlanta) and 100 Delawanna Avenue (New York); and six that are leased from third parties: 60 Hudson Street (New York), 32 Avenue of the Americas (New York), 2 Peekay Drive (New York), 2820 Northwestern Parkway (Silicon Valley), 8435 N. Stemmons Freeway (Dallas) and 3433 S. 120th Place (Seattle). Telx also leases space at 111 8th Avenue (New York), which is partially subleased by Telx from our company and partially subleased from third parties.

(12)	Includes eight properties that were added as part of the European Portfolio Acquisition, one of which is owned, with the remaining seven being leased from third parties.

(13)	Represents a building (2425-2553 Edgington Street) acquired in May 2017 that is being considered as part of our Franklin Park campus in Chicago, which was acquired in 2012.

As of June 30, 2017, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 89.1% leased excluding approximately 1.2 million square feet of space under active development and approximately 1.8 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2017, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2018 are 11.8% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of June 30, 2017.
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
Foreign currency exchange risk. For the six months ended June 30, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar,

Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.2 million square feet of space under active development and approximately 1.8 million square feet of space held for future development as of June 30, 2017, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 89.1% of our net rentable square feet.
As of June 30, 2017, we had over 2,300 customers in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of June 30, 2017, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 21.5 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at June 30, 2017 is approximately 0.6 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased over 4.5 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of June 30, 2017, we had approximately 1.2 million square feet of space under active development and approximately 1.8 million square feet of space held for future development, or approximately 12% of the total rentable space in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.5 million square feet of available space in our portfolio, which excludes approximately 1.2 million square feet of space under active development and approximately 1.8 million square feet of space held for future development as of June 30, 2017 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 2.9% and 8.9% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2017 and the year ending December 31, 2018, respectively.

During the six months ended June 30, 2017, we signed new leases totaling approximately 0.4 million square feet of space and renewal leases totaling approximately 1.0 million square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2017:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	171,347	$153.09	$160.96	5.1%	$11.25	5.2
Powered Base Building ®	457,376	$32.32	$40.29	24.7%	$5.91	8.9
Colocation	217,486	$274.90	$285.24	3.8%	$—	1.4
Non-technical	164,099	$18.64	$20.53	10.1%	$0.02	12.7
New Leases Signed (5)
Turn-Key Flex ®	298,834	—	$163.03	—	$50.01	6.1
Colocation	67,617	—	$260.15	—	$25.63	2.2
Non-technical	32,847	—	$33.38	—	$18.58	5.3
Leasing Activity Summary
Turn-Key Flex ®	470,181	—	$162.28	—	—
Powered Base Building ®	457,376	—	$40.29	—	—
Colocation	285,103	—	$279.29	—	—
Non-technical	196,946	—	$22.67	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2017 to 2019.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on any new, re-leased or renewed data center space leases for 2017 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and up slightly on a cash basis. For the six months ended June 30, 2017, rents on renewed space increased by an average of 5.1% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 24.7% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of June 30, 2017, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of June 30, 2017 total annualized rent (1)
Northern Virginia	12.2%
New York	11.6%
London, United Kingdom	11.3%
Dallas	10.2%
Chicago	8.7%
Silicon Valley	8.4%
Phoenix	5.5%
San Francisco	4.4%
Singapore	3.9%
Atlanta	3.1%
Seattle	3.0%
Boston	2.7%
Amsterdam, Netherlands	2.5%
Other	12.5%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2017 multiplied by 12. The aggregate amount of abatements for the six months ended June 30, 2017 was approximately $8.6 million.

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

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. In March 2017, President Trump ordered the EPA to review and if appropriate revise or rescind the Clean Power Plan, and EPA initiated this review in April 2017. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. The Trump administration may seek to revise or reverse these regulations.

As a result, states may drive near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. As another example of state action, Washington began implementing in 2017 a cap on GHG emissions, and the cap will decrease over time.

Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force on November 4, 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, a number of states have formed groups supporting the Paris Agreement. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit will impact the United Kingdom’s (or the EU’s) approach to climate change regulation. In Canada, the first compliance period under Ontario’s GHG cap-and-trade program began in January 2017. Climate change regulations are in various stages of implementation in other nations as well, including nations where we operate, such as Australia, where a GHG emissions cap was implemented in 2016.

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
Interest rates. As of June 30, 2017, we had approximately $1.0 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our 2016 unsecured term loans, along with $572.0 million, $518.3 million and $142.8 million of variable rate debt that was outstanding on the global revolving credit facility, the unswapped portion of the 2016 unsecured term loans and the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016. A summary of our operating results for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income Statement Data:
Total operating revenues	$565,989	$514,934	$1,116,558	$1,019,133
Total operating expenses	(435,332)	(402,636)	(848,618)	(788,719)
Operating income	130,657	112,298	267,940	230,414
Other expenses, net	(51,086)	(61,354)	(103,806)	(117,137)
Net income	$79,571	$50,944	$164,134	$113,277
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
We acquired the following real estate during the six months ended June 30, 2017:

Location	Market	Date Acquired	Amount (in millions)
Osaka Phase II (1)	Osaka, Japan	March 15, 2017	$13.6
2553 Edgington Street	Chicago	May 11, 2017	14.1
De President Phase II (1)	Amsterdam	June 23, 2017	6.3
			$34.0

(1)	Represents currently vacant land which is not included in our operating property count. Purchase price in U.S. dollars and excludes capitalized closing costs.
Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016
Portfolio
As of June 30, 2017, our portfolio consisted of 145 properties, including five properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 26.4 million rentable square feet including 1.2 million square feet of space under active development and 1.8 million square feet of space held for future development compared to a portfolio consisting of 140 properties, including eight properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 25.8 million rentable square feet including 1.5 million square feet of space under active development and 1.2 million square feet of space held for future development as of June 30, 2016. The changes in our portfolio reflect the acquisition of eight properties and the sale of five properties during the twelve months ended June 30, 2017. In addition, two properties were placed into service during the twelve months ended June 30, 2017, developed on land parcels which were acquired prior to July 1, 2016.

Revenues
Total operating revenues for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental	$412,576	$377,109	$35,467	$816,702	$748,237	$68,465
Tenant reimbursements	93,342	88,211	5,131	180,630	172,429	8,201
Interconnection and other	58,301	48,363	9,938	115,526	95,326	20,200
Fee income	1,429	1,251	178	3,324	3,050	274
Other	341	—	341	376	91	285
Total operating revenues	$565,989	$514,934	$51,055	$1,116,558	$1,019,133	$97,425
The following table shows revenues for the three and six months ended June 30, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental	$250,627	$248,194	$2,433	$161,949	$128,915	$33,034
Tenant reimbursements	53,539	54,588	(1,049)	39,803	33,623	6,180
Interconnection and other	49,470	44,286	5,184	8,831	4,077	4,754
Operating revenues	$353,636	$347,068	$6,568	$210,583	$166,615	$43,968

	Stabilized			Pre-Stabilized and Other
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental	$499,251	$497,004	$2,247	$317,451	$251,233	$66,218
Tenant reimbursements	106,431	107,119	(688)	74,199	65,310	8,889
Interconnection and other	98,620	87,298	11,322	16,906	8,028	8,878
Operating revenues	$704,302	$691,421	$12,881	$408,556	$324,571	$83,985
Stabilized rental revenues increased $2.4 million and $2.2 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of new leasing at our properties during the twelve months ended June 30, 2017, the largest of which was for space at 1-11 Templar Road, 1725 Comstock Street and 200 Paul Avenue, offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily as a result of increased property tax reimbursements due to one-time reductions in 2015-2016 at two properties in the stabilized portfolio offset by lower utility reimbursements due to decreased usage and vacancies at certain properties. Stabilized interconnection and other revenues increased for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of increased leasing during the twelve months ended June 30, 2017 in the stabilized portfolio.

Pre-stabilized and other revenue increases were primarily a result of the European Portfolio Acquisition, which contributed approximately $22.3 million and $3.8 million to the rental revenue and interconnection revenue increases, respectively, for the three months ended June 30, 2017 and approximately $44.8 million and $7.1 million to the rental revenue and interconnection revenue increases, respectively, for the six months ended June 30, 2017 compared to the same periods in 2016, along with new leases at our properties during the twelve months ended June 30, 2017, primarily leases of completed development space, the largest of which were for space at 44100 Digital Loudoun Plaza, 9355 Grand Avenue, 1210 Integrity Way, 907 Security Row and 43780 Digital Loudoun Plaza and offset partially by a decrease in revenues as a result of properties sold during the twelve months ended June 30, 2017.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$174,716	$159,548	$15,168	$344,055	$313,717	$30,338
Property taxes	28,161	27,449	712	55,080	54,780	300
Insurance	2,576	2,241	335	5,168	4,653	515
Depreciation and amortization	178,111	175,594	2,517	354,577	344,610	9,967
General and administrative	37,509	34,189	3,320	72,156	65,445	6,711
Transaction and integration expenses	14,235	3,615	10,620	17,558	5,515	12,043
Other	24	—	24	24	(1)	25
Total operating expenses	$435,332	$402,636	$32,696	$848,618	$788,719	$59,899
Interest expense	$57,582	$59,909	$(2,327)	$113,032	$117,170	$(4,138)

The following table shows expenses for the three and six months ended June 30, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include: results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$101,671	$101,863	$(192)	$73,045	$57,685	$15,360
Property taxes	17,842	17,644	198	10,319	9,805	514
Insurance	2,045	1,822	223	531	419	112
Operating expenses	$121,558	$121,329	$229	$83,895	$67,909	$15,986

	Stabilized			Pre-stabilized and Other
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$202,378	$201,548	$830	$141,677	$112,169	$29,508
Property taxes	33,774	34,975	(1,201)	21,306	19,805	1,501
Insurance	4,021	3,689	332	1,147	964	183
Operating expenses	$240,173	$240,212	$(39)	$164,130	$132,938	$31,192
Stabilized rental property operating and maintenance expenses decreased approximately $0.2 million in the three months ended June 30, 2017 and increased approximately $0.8 million in the six months ended June 30, 2017, compared to the same periods in 2016. The increase for the six-month period was primarily as a result of slightly higher utility expenses and tax consulting services specific to one property in the stabilized pool.
Stabilized property taxes increased by approximately $0.2 million in the three months ended June 30, 2017 and decreased approximately $1.2 million in the six months ended June 30, 2017. The decrease for the six-month period was primarily as a result of a property tax refund at one property in California in 2017 within the stabilized pool.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $15.4 million and $29.5 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of the European Portfolio Acquisition, which contributed approximately $9.5 million and $18.5 million to the increase.

Pre-stabilized and other property tax expense increased approximately $0.5 million and $1.5 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to additional property tax re-assessments recorded in 2016 and 2017 at one property within the pre-stabilized and other pool.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $2.5 million and $10.0 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, principally because of the European Portfolio Acquisition, which contributed approximately $9.8 million and $21.2 million to the increase, offset by an impairment charge on the Telx tradename of approximately $6.1 million recorded in the quarter ended June 30, 2016 along with fully depreciated building assets during the twelve months ended June 30, 2017.

General and Administrative

General and administrative expenses increased by approximately $3.3 million and $6.7 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the Telx Acquisition and European Portfolio Acquisition along with the growth of our company, with an increase in headcount from 2016 to 2017, resulting in additional compensation expense, along with higher professional fees and marketing expenses.

Transactions and Integration

Transactions and integration expense increased by approximately $10.6 million and $12.0 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, principally due to $9.5 million of transaction expenses related to the pending merger with DFT along with integration expenses attributable to the Telx Acquisition, which was acquired in October 2015 and the European Portfolio Acquisition, which was acquired in July 2016.

Interest Expense

Interest expense decreased by approximately $2.3 million and $4.1 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the paydown of several mortgage loans during the twelve months ended June 30, 2017 and an increase in the level of capitalized interest due to increased spending for ground-up development projects, Turn-Key Flex and base building improvements in the six months ended June 30, 2017 compared to the same period in 2016.

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
Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on July 28, 2017, which allows our parent company to register an unspecified amount of various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through June 30, 2017, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2017 and 2016. As of June 30, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
Future Uses of Cash
Our parent company may from time to time seek to retire, redeem or repurchase its equity or the debt securities of our operating partnership or its subsidiaries through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.
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

Our parent company has declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2017 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series F Preferred Stock (1)	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$148,358
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	150,814
		$3,023	$7,344	$13,460	$7,938	$299,172

Annual rate of dividend per share		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common stockholders.

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

As of June 30, 2017, we had $22.4 million of cash and cash equivalents, excluding $18.9 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.
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
On January 15, 2016, the operating partnership refinanced its global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility which that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of June 30, 2017, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.44% comprised of 2.22% (U.S. dollar), 1.26% (British pound sterling), 0.59% (Euro), 1.44% (Hong Kong dollars), 0.97% (Japanese yen), 2.55% (Australian dollars) and 1.87% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month BBR and 1-month CDOR, respectively, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.25% (USD) which is based on U.S. Prime Rate.  We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2017, we have capitalized approximately $9.0 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of June 30, 2017, approximately $572.0 million was drawn under the global revolving credit facility and $20.4 million of letters of credit were issued, leaving approximately $1.4 billion available for use.
On January 15, 2016, the operating partnership refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at June 30, 2017, the balance outstanding is approximately $1.5 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of June 30, 2017, we have capitalized approximately $5.5 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the six months ended June 30, 2017 and 2016. As of June 30, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate) as of June 30, 2017 and December 31, 2016:

Development Lifecycle	As of June 30, 2017				As of December 31, 2016
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost

Development Construction in Progress
Space Held for Development (5)	1,603,139	$405,034	$—	$405,034	920,232	$284,234	$—	$284,234
Base Building Construction	576,819	58,635	41,415	100,050	1,189,110	116,925	154,248	271,173
Datacenter Construction	606,050	306,555	273,751	580,306	831,706	309,065	447,324	756,389
Equipment Pool & Other Inventory		4,997	—	4,997		9,642	—	9,642
Campus, Tenant Improvements & Other		12,094	4,812	16,906		12,564	22,115	34,679
Total Development Construction in Progress	2,786,008	787,315	319,978	1,107,293	2,941,048	732,430	623,687	1,356,117
Land Inventory	(1)	262,139	—	262,139	(1)	195,525	—	195,525
Enhancement & Other		11,358	9,482	20,840		8,623	8,060	16,683
Recurring		20,984	37,182	58,166		13,983	25,506	39,489
Total Construction in Progress		$1,081,796	$366,642	$1,448,438		$950,561	$657,253	$1,607,814

(1)	Represents approximately 426 acres as of June 30, 2017 and approximately 286 acres as of December 31, 2016.

(2)	Represents balances incurred through June 30, 2017 and included in land and building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2016 and included in land and building and improvements in the condensed consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.6 million square feet of Turn Key Flex® and Powered Base Building® product with a cost to date of approximately $306.6 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2017, we had approximately 1.2 million square feet of space under active development and approximately 1.8 million square feet of space held for future development and we also owned approximately 0.6 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At June 30, 2017, the approximate 1.2 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in four U.S. domestic metropolitan areas, three European metropolitan areas and one Asian metropolitan area, consisting of approximately 0.6 million square feet of base building construction and 0.6 million square feet of data center construction. At June 30, 2017, we had open commitments, including amounts reimbursable of approximately $13.1 million, related to construction contracts of approximately $327.0 million. We currently expect to incur approximately $0.4 billion to $0.6 billion of capital expenditures for our development programs during the six months ending December 31, 2017, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the six months June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Development projects	$370,870	$241,590
Enhancement and improvements	4,538	1,349
Recurring capital expenditures	56,328	38,978
Total capital expenditures (excluding indirect costs)	$431,736	$281,917
For the six months ended June 30, 2017, total capital expenditures increased $149.8 million to approximately $431.7 million from $281.9 million for the same period in 2016. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2017 were approximately $375.4 million, which reflects an increase of approximately 55% from the same period in 2016. This increase was primarily due to increased spending for ground-up development projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2017 and 2016 were $44.3 million and $40.0 million, respectively. Capitalized interest comprised approximately $8.4 million and $7.7 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2017 and 2016. Capitalized interest in the six months ended June 30, 2017 increased compared to the same period in 2016 due to an increase in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2017.
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
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the six months ended June 30, 2017, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series F Preferred Units (1)	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$150,968
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	153,176
		$3,023	$7,344	$13,460	$7,938	$304,144

Annual rate of distribution per unit		$1.656	$1.469	$1.844	$1.588	$3.720

(1)
Redeemed on April 5, 2017 for $25.01840 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common unitholders.

Commitments and Contingencies

During the three months ended June 30, 2017, we were a party to litigation related to the release of a sublease guarantee that was provided by one of our subsidiaries. The lawsuit against us sought to invalidate the release, which freed our subsidiary from any further obligations under the sublease guarantee. Our maximum exposure in this matter was estimated to be approximately £20 million.  In July 2017, the court presiding over the matter issued a judgment rejecting all of the claims against us.  The counterparty in the lawsuit has indicated that it will not appeal the judgment.

Following the June 9, 2017 announcement that we and DFT had entered into the Merger Agreement, four purported stockholder class actions were filed in the United States District Court for the District of Columbia captioned: Scarantino v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01428 (D.D.C.) (filed July 18, 2017); Canchola v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01481 (D.D.C.) (filed July 24, 2017); Lawrence v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01465 (D.D.C.) (filed July 24, 2017); and McCullough v. DuPont Fabros Technology, Inc. et al., No. 1:17-cv-1563 (D.D.C.) (filed August 2, 2017).  All four complaints allege purported violations of the federal securities laws and name as defendants DFT and the members of DFT’s board of directors.  The Scarantino complaint also names as defendants DFT OP, Digital Realty Trust, Inc., Digital Realty Trust, L.P., REIT Merger Sub, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC. Plaintiffs in each of the four actions allege primarily that the disclosures regarding the proposed mergers in the Form S-4 Registration Statement filed with the SEC on July 10, 2017 were inadequate in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9.  Plaintiffs seek to enjoin the mergers, or damages in the event the mergers are consummated, along with costs and attorneys’ fees.  We believe that these claims are without merit, and intend to vigorously defend against them.
As of June 30, 2017, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR, GBP-LIBOR and CDOR based tranches of the unsecured term loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of June 30, 2017 (in millions):

Debt Summary:
Fixed rate	$4,250.0
Variable rate debt subject to interest rate swaps	1,007.6
Total fixed rate debt (including interest rate swaps)	5,257.6
Variable rate—unhedged	1,233.2
Total	$6,490.8
Percent of Total Debt:
Fixed rate (including swapped debt)	81.0%
Variable rate	19.0%
Total	100.0%
Effective Interest Rate as of June 30, 2017 (1)
Fixed rate (including hedged variable rate debt)	3.86%
Variable rate	1.55%
Effective interest rate	3.42%

(1)	Excludes impact of deferred financing cost amortization.
As of June 30, 2017, we had approximately $6.5 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 25% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2017 of $112.95). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of June 30, 2017, our debt had a weighted average term to initial maturity of approximately 4.8 years (or approximately 4.9 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of June 30, 2017, we were party to interest rate swap agreements related to $1.0 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of June 30, 2017, our pro-rata share of debt of unconsolidated joint ventures was approximately $153.0 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016
The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2017 and 2016 (in thousands).

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$519,312	$396,633	$122,679
Net cash used in investing activities	(463,464)	(299,042)	(164,422)
Net cash used in financing activities	(19,435)	(119,907)	100,472
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,413	$(22,316)	$58,729
The increase in net cash provided by operating activities was due to the European Portfolio Acquisition and increased revenues from new leasing at our stabilized properties and completed and leased development space which was partially offset by increased operating expenses and properties sold. Our portfolio consisted of 145 operating properties at June 30, 2017 versus 140 operating properties as of June 30, 2016.
Net cash used in investing activities increased for the six months ended June 30, 2017, primarily as a result of an increase in cash paid for capital expenditures for the six months ended June 30, 2017 ($476.1 million) as compared to the same period in 2016 ($332.4 million).
Net cash flows used in financing activities for the company consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2017	2016	Change
Proceeds from borrowings, net of repayments	$288,488	$(353,256)	$641,744
Net proceeds from issuance of common and preferred stock, including equity plans	214,493	5,018	209,475
Redemption of series F preferred stock	(182,500)	—	(182,500)
Proceeds from unsecured senior notes	140,463	675,591	(535,128)
Dividend and distribution payments	(480,117)	(434,867)	(45,250)
Other	(262)	(12,393)	12,131
Net cash used in financing activities	$(19,435)	$(119,907)	$100,472

The change in cash flows used in financing activities was due to proceeds from borrowings, net of repayments increasing during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 along with the issuance of common stock and the 2019 Notes in the six months ended June 30, 2017 offset by higher dividend and distribution payments, the issuance of the 2024 Notes in April 2016 and the redemption of our series F preferred stock in April 2017. The increase in dividend and distribution payments for the six months ended June 30, 2017 as compared to the same period in 2016 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2017 as compared to 2016.

Net cash flows used in financing activities for the operating partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2017	2016	Change
Proceeds from borrowings, net of repayments	$288,488	$(353,256)	$641,744
General partner contributions, net	31,993	5,018	26,975
Proceeds from unsecured senior notes	140,463	675,591	(535,128)
Distribution payments	(480,117)	(434,867)	(45,250)
Other	(262)	(12,393)	12,131
Net cash used in financing activities	$(19,435)	$(119,907)	$100,472
The change in cash flows used in financing activities was due to proceeds from borrowings, net of repayments increasing during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 along with the issuance of common units and the 2019 Notes in the six months ended June 30, 2017 offset by higher distribution payments, the issuance of the 2024 Notes in April 2016 and the redemption of our series F preferred units in April 2017. The increase in distribution payments for the six months ended June 30, 2017 as compared to the same period in 2016 was due to an increase in the number of units outstanding and distribution amount per unit in 2017 as compared to 2016.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2017, amounted to 1.5% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$57,837	$27,951	$123,982	$67,076
Adjustments:
Noncontrolling interests in operating partnership	807	457	1,711	1,120
Real estate related depreciation and amortization (1)	175,010	167,043	348,457	333,955
Impairment charge on Telx trade name	—	6,122	—	6,122
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	2,754	2,810	5,510	5,613
(Gain) loss on sale of properties	(380)	—	142	(1,097)
FFO available to common stockholders and unitholders (2)	$236,028	$204,383	$479,802	$412,789
Basic FFO per share and unit	$1.45	$1.37	$2.96	$2.77
Diluted FFO per share and unit (2)	$1.44	$1.36	$2.94	$2.75
Weighted average common stock and units outstanding
Basic	163,078	149,227	162,281	149,137
Diluted (2)	164,027	150,211	163,271	149,859
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$178,111	$175,594	354,577	344,610
Non-real estate depreciation	(3,101)	(2,429)	(6,120)	(4,533)
Impairment charge on Telx trade name	—	(6,122)	—	(6,122)
	$175,010	$167,043	$348,457	$333,955

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common stock and units outstanding	163,078	149,227	162,281	149,137
Add: Effect of dilutive securities	949	984	990	722
Weighted average common stock and units outstanding—diluted	164,027	150,211	163,271	149,859

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2017, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$4,250.0	$4,562.2
Variable rate debt subject to interest rate swaps	1,007.6	1,007.6
Total fixed rate debt (including interest rate swaps)	5,257.6	5,569.8
Variable rate debt	1,233.2	1,232.5
Total outstanding debt	$6,490.8	$6,802.3
Interest rate derivatives included in this table and their fair values as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2017		As of December 31, 2016
Currently-paying contracts
$206,000	(1)	$—		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$(103)	(6)	$—
54,905	(1)	—		Swap	1.605	Jun 6, 2017	Jan 6, 2020	(23)	(6)	—
—		206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	—		(90)	(6)
—		54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	—		16	(6)
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,804	(6)	1,911	(6)
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,429	(6)	1,487	(6)
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	7,330	(6)	8,128	(6)
—		130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	—		18	(6)
220,741	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,021)	(6)	(1,818)	(6)
75,983	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,020	(6)	1,556	(6)
$1,007,629		$1,124,181						$11,436		$11,208

Forward-starting contracts
$400,000		$—		Forward-starting Swap	2.224	Sep 14, 2017	Sep 14, 2027	$3,025	(6)	$—
200,000		—		Forward-starting Swap	1.923	Sep 14, 2017	Sep 14, 2022	740	(6)	—
$600,000		$—						$3,765		$—

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)	Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.30 to £1.00 as of June 30, 2017 and $1.23 to £1.00 as of December 31, 2016.

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.77 to 1.00 CAD as of June 30, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2017:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$13.2
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(13.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	1.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(1.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	39.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(36.7)
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
Foreign Currency Exchange Risk
For the six months ended June 30, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2017 and 2016, operating revenues from properties outside the United States contributed $126.9 million and $101.4 million, respectively, which represented 22.4% and 19.7% of our total operating revenues, respectively. For the six months ended June 30, 2017 and 2016, operating revenues from properties outside the United States contributed $248.3 million and $199.3 million, respectively, which represented 22.2% and 19.6% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.9 billion and $2.6 billion as of June 30, 2017 and December 31, 2016, respectively. Net assets in foreign operations were approximately $0.5 billion and $0.9 billion as of June 30, 2017 and December 31, 2016, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Following the June 9, 2017 announcement that we and DFT had entered into the Merger Agreement, four purported stockholder class actions were filed in the United States District Court for the District of Columbia captioned: Scarantino v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01428 (D.D.C.) (filed July 18, 2017); Canchola v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01481 (D.D.C.) (filed July 24, 2017); Lawrence v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01465 (D.D.C.) (filed July 24, 2017); and McCullough v. DuPont Fabros Technology, Inc. et al., No. 1:17-cv-1563 (D.D.C.) (filed August 2, 2017).  All four complaints allege purported violations of the federal securities laws and name as defendants DFT and the members of DFT’s board of directors.  The Scarantino complaint also names as defendants DFT OP, Digital Realty Trust, Inc., Digital Realty Trust, L.P., REIT Merger Sub, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC. Plaintiffs in each of the four actions allege primarily that the disclosures regarding the proposed mergers in the Form S-4 Registration Statement filed with the SEC on July 10, 2017 were inadequate in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9.  Plaintiffs seek to enjoin the mergers, or damages in the event the mergers are consummated, along with costs and attorneys’ fees.  We believe that these claims are without merit, and intend to vigorously defend against them.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2017	7,300,000 shares of Series F Preferred Stock	$25.01840	7,300,000 shares of Series F Preferred Stock	—
May 1-31, 2017	—	—	—	—
June 1-30, 2017	—	—	—	—
Total	7,300,000	$25.01840	7,300,000	—

(1)
On March 6, 2017, the company distributed a Notice of Redemption to all holders of record of its outstanding 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock, announcing its redemption of all 7,300,000 outstanding shares of the series F preferred stock at a redemption price of $25.01840 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption was made at the company's option pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the series F preferred Stock. The redemption date was April 5, 2017.

(2)	The company redeemed all outstanding shares of its series F preferred stock on April 5, 2017. The Operating Partnership also redeemed the corresponding 7,300,000 series F preferred units.

Digital Realty Trust, L.P.
During the three months ended June 30, 2017, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended June 30, 2017, Digital Realty Trust, Inc. issued an aggregate of 4,677 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2017, our operating partnership issued an aggregate of 4,677 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended June 30, 2017, an aggregate of 10,758 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 6,081 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $12.6 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among the Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub LLC, Penguins OP Sub, LLC, Penguins OP Sub 2, LLC, DuPont Fabros Technology, Inc., and DuPont Fabros Technology, L.P. (incorporated by reference to Exhibit 2.1 to the Combined Quarterly Report on 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 9, 2017).

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 9, 2016).

3.2
Articles Supplementary designating Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

3.3
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

3.5
Fifteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on August 9, 2017).

4.1
Indenture, dated as of May 22, 2017, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the Floating Rate Guaranteed Notes due 2019 (incorporated by reference to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 23, 2017).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Equity/Capital for the six months ended June 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 9, 2017	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 9, 2017	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 9, 2017	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

August 9, 2017		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 9, 2017		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 9, 2017		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among the Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub LLC, Penguins OP Sub, LLC, Penguins OP Sub 2, LLC, DuPont Fabros Technology, Inc., and DuPont Fabros Technology, L.P. (incorporated by reference to Exhibit 2.1 to the Combined Quarterly Report on 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 9, 2017).

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 9, 2016).

3.2
Articles Supplementary designating Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

3.3
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

3.5
Fifteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on August 9, 2017).

4.1
Indenture, dated as of May 22, 2017, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the Floating Rate Guaranteed Notes due 2019 (incorporated by reference to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 23, 2017).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Equity/Capital for the six months ended June 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.