Form 10-Q
period 2017-09-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2017-11-09
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at November 3, 2017
Common Stock, $.01 par value per share	205,442,570

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2017 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2017, Digital Realty Trust, Inc. owned an approximate 96.0% common general partnership interest in Digital Realty Trust, L.P. Former common unitholders of DuPont Fabros Technology, L.P. own approximately 2.9% of the common limited partnership interests of Digital Realty Trust, L.P. The remaining approximate 1.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2017, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,111,992	$746,822
Acquired ground leases	11,021	11,335
Buildings and improvements	14,758,575	10,267,525
Tenant improvements	547,732	532,787
Total investments in properties	16,429,320	11,558,469
Accumulated depreciation and amortization	(3,075,294)	(2,668,509)
Net investments in properties	13,354,026	8,889,960
Investment in unconsolidated joint ventures	106,374	106,402
Net investments in real estate	13,460,400	8,996,362
Cash and cash equivalents	192,578	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $6,187 and $7,446 as of September 30, 2017 and December 31, 2016, respectively	258,490	203,938
Deferred rent	420,348	412,269
Acquired above-market leases, net	178,190	22,181
Goodwill	3,384,394	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net	3,052,277	1,522,378
Restricted cash	17,753	11,508
Assets held for sale	132,818	56,097
Other assets	135,250	204,354
Total assets	$21,232,498	$12,192,585
LIABILITIES AND EQUITY
Global revolving credit facility, net	$138,477	$199,209
Unsecured term loan, net	1,432,659	1,482,361
Unsecured senior notes, net	6,806,333	4,153,797
Mortgage loans, including premiums, net	106,775	3,240
Accounts payable and other accrued liabilities	1,024,394	824,878
Accrued dividends and distributions	—	144,194
Acquired below-market leases, net	257,732	81,899
Security deposits and prepaid rents	223,536	168,111
Obligations associated with assets held for sale	4,660	2,599
Total liabilities	9,994,566	7,060,288

Redeemable noncontrolling interests – operating partnership	64,509	—
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 50,650,000 and 41,900,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,249,687	1,012,961
Common Stock: $0.01 par value per share, 315,000,000 shares authorized as of September 30, 2017 and 265,000,000 shares authorized as of December 31, 2016; 205,433,495 and 159,019,118 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,043	1,582
Additional paid-in capital	11,249,867	5,764,497
Accumulated dividends in excess of earnings	(1,915,586)	(1,547,420)
Accumulated other comprehensive loss, net	(116,732)	(135,605)
Total stockholders’ equity	10,469,279	5,096,015
Noncontrolling Interests:
Noncontrolling interests in operating partnership	697,558	29,684
Noncontrolling interests in consolidated joint ventures	6,586	6,598
Total noncontrolling interests	704,144	36,282
Total equity	11,173,423	5,132,297
Total liabilities and equity	$21,232,498	$12,192,585
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Rental	$440,591	$395,212	$1,257,293	$1,143,449
Tenant reimbursements	107,613	95,665	288,243	268,094
Interconnection and other	59,851	53,897	175,377	149,223
Fee income	1,662	1,517	4,986	4,567
Other	208	2	584	93
Total operating revenues	609,925	546,293	1,726,483	1,565,426
Operating Expenses:
Rental property operating and maintenance	190,061	177,192	534,116	490,909
Property taxes	32,586	20,620	87,666	75,400
Insurance	2,590	2,470	7,758	7,123
Depreciation and amortization	199,914	178,133	554,491	522,743
General and administrative	43,765	46,135	115,921	111,580
Transactions and integration	42,809	6,015	60,367	11,530
Impairment of investments in real estate	28,992	—	28,992	—
Other	3,051	(22)	3,075	(23)
Total operating expenses	543,768	430,543	1,392,386	1,219,262
Operating income	66,157	115,750	334,097	346,164
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	5,880	4,152	19,592	12,362
Gain on sale of properties	9,750	169,000	9,608	170,097
Interest and other (expense) income	2,813	355	3,331	(3,594)
Interest expense	(71,621)	(63,084)	(184,653)	(180,254)
Tax expense	(2,494)	(3,720)	(7,356)	(8,081)
Gain (loss) from early extinguishment of debt	1,990	(18)	1,990	(982)
Net income	12,475	222,435	176,609	335,712
Net income attributable to noncontrolling interests	(40)	(3,247)	(1,985)	(4,600)
Net income attributable to Digital Realty Trust, Inc.	12,435	219,188	174,624	331,112
Preferred stock dividends, including undeclared dividends	(16,575)	(21,530)	(48,473)	(66,378)
Issuance costs associated with redeemed preferred stock	—	(10,328)	(6,309)	(10,328)
Net (loss) income available to common stockholders	$(4,140)	$187,330	$119,842	$254,406
Net (loss) income per share available to common stockholders:
Basic	$(0.02)	$1.27	$0.73	$1.73
Diluted	$(0.02)	$1.25	$0.73	$1.72
Weighted average common shares outstanding:
Basic	170,194,254	147,397,853	163,481,306	146,930,939
Diluted	170,194,254	149,384,871	164,371,096	147,655,184
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,475	$222,435	$176,609	$335,712
Other comprehensive income:
Foreign currency translation adjustments	(4,301)	(18,438)	25,954	(37,388)
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(2,234)	14,806	(8,926)	(2,113)
Reclassification to interest expense from interest rate swaps	396	1,313	2,073	3,569
Comprehensive income	6,336	220,116	195,710	299,780
Comprehensive loss (income) attributable to noncontrolling interests	76	(3,210)	(2,213)	(4,017)
Comprehensive income attributable to Digital Realty Trust, Inc.	$6,412	$216,906	$193,497	$295,763
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$—	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
Conversion of common units to common stock	—	—	529,103	5	6,910	—	—	6,915	(6,915)	—	(6,915)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	245,724	—	—	—	—	—	—	—	—	—
Common stock and units issued in connection with DFT merger	66,259	—	43,175,629	432	5,247,126	—	—	5,247,558	676,566	—	676,566	5,924,124
Issuance of common stock, net of offering costs	—	—	2,375,000	24	211,546	—	—	211,570	—	—	—	211,570
Exercise of stock options	—	—	17,668	—	729	—	—	729	—	—	—	729
Shares issued under employee stock purchase plan	—	—	71,253	—	5,143	—	—	5,143	—	—	—	5,143
Issuance of series C preferred stock in connection with DFT merger	—	219,250	—	—	—	—	—	219,250	—	—	—	219,250
Issuance of series J preferred stock, net of offering costs	—	193,667	—	—	—	—	—	193,667	—	—	—	193,667
Redemption of series F preferred stock	—	(176,191)	—	—	—	(6,309)	—	(182,500)	—	—	—	(182,500)
Amortization of share-based compensation	—	—	—	—	21,339	—	—	21,339	—	—	—	21,339
Reclassification of vested share-based awards	—	—	—	—	(9,173)	—	—	(9,173)	9,173	—	9,173	—
Adjustment to redeemable noncontrolling interests -- operating partnership	(1,750)	—	—	—	1,750	—	—	1,750	—	—	—	1,750
Dividends declared on preferred stock	—	—	—	—	—	(46,268)	—	(46,268)	—	—	—	(46,268)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(490,213)	—	(490,213)	(12,810)	—	(12,810)	(503,023)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(365)	(365)	(365)
Net income	—	—	—	—	—	174,624	—	174,624	1,632	353	1,985	176,609
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	25,623	25,623	331	—	331	25,954
Other comprehensive loss—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	(8,793)	(8,793)	(133)	—	(133)	(8,926)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,043	2,043	30	—	30	2,073
Balance as of September 30, 2017	$64,509	$1,249,687	205,433,495	$2,043	$11,249,867	$(1,915,586)	$(116,732)	$10,469,279	$697,558	$6,586	$704,144	$11,173,423

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$176,609	$335,712
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(9,608)	(170,097)
Impairment of investments in real estate	28,992	—
Equity in earnings of unconsolidated joint ventures	(19,592)	(12,362)
Distributions from unconsolidated joint ventures	26,592	12,578
Write-off of net assets due to early lease terminations	3,075	(23)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	409,229	387,492
Amortization of acquired in-place lease value and deferred leasing costs	145,262	135,252
Amortization of share-based compensation	15,590	13,459
Non-cash amortization of terminated swaps	903	—
(Recovery of) allowance for doubtful accounts	(1,320)	4,208
Amortization of deferred financing costs	7,572	7,453
(Gain) loss on early extinguishment of debt	(1,990)	982
Amortization of debt discount/premium	2,156	1,947
Amortization of acquired above-market leases and acquired below-market leases, net	(4,857)	(6,303)
Changes in assets and liabilities:
Accounts and other receivables	(41,713)	(46,497)
Deferred rent	(7,873)	(20,347)
Deferred leasing costs	(14,847)	(3,905)
Other assets	(1,635)	(146,763)
Accounts payable and other accrued liabilities	(52,597)	127,139
Security deposits and prepaid rents	21,603	7,128
Net cash provided by operating activities	681,551	627,053
Cash flows from investing activities:
Acquisitions of real estate	(44,354)	(873,285)
Proceeds from sale of properties, net	20,200	359,319
Excess proceeds from forward contracts	63,956	—
Investment in unconsolidated joint ventures	(7,614)	—
Receipt of value added tax refund	—	7,807
Refundable value added tax paid	—	(36,328)
Improvements to investments in real estate	(763,877)	(549,364)
Improvement advances to tenants	(37,271)	(7,937)
Collection of advances from tenants for improvements	30,340	25,369
Cash assumed in DFT merger	20,650	—
Net cash used in investing activities	(717,970)	(1,074,419)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,499,691	$2,355,166
Repayments on global revolving credit facility	(2,035,808)	(3,161,016)
Borrowings on unsecured term loan	—	766,201
Repayments on unsecured term loan	(354,000)	(170,736)
Borrowings on unsecured senior notes	2,265,060	675,591
Principal payments on unsecured senior notes	(669,109)	—
Repayments on unsecured notes	—	(25,000)
Principal payments on mortgage loans	(105,406)	(191,302)
Borrowings on mortgage loans	104,000	—
Earnout payments related to acquisition	—	(23,842)
Payment of loan fees and costs	(15,643)	(19,274)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(365)	(375)
Proceeds from common and preferred stock offerings, net	405,237	1,086,091
Redemption of preferred stock	(182,500)	(287,500)
Proceeds from equity plans	5,872	4,729
Payment of dividends to preferred stockholders	(46,268)	(66,378)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(647,217)	(521,620)
Net cash provided by financing activities	223,544	420,735
Net increase (decrease) in cash, cash equivalents and restricted cash	187,125	(26,631)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,170	(301)
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062
Cash, cash equivalents and restricted cash at end of period	$210,331	$48,130

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$167,148	$172,463
Cash paid for income taxes	8,454	3,646
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$25,954	$37,388
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(8,926)	(2,113)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	2,162	—
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	6,915	4,049
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	232,459	125,104
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$43,585	$874,220
Acquired below-market leases	(684)	(935)
Acquired in-place lease value and deferred leasing costs	1,453	—
Cash paid for acquisition of real estate	$44,354	$873,285

Assets and liabilities assumed in DFT merger:
Cash assumed in merger	$20,650	$—
Land	312,579	—
Building and improvements	3,677,497	—
Accounts and other receivables	10,978	—
Acquired above-market leases	162,333	—
Intangibles	1,582,385	—
Goodwill	2,592,181	—
Revolving credit facility	(450,697)	—
Unsecured term loan	(250,000)	—
Unsecured notes	(884,841)	—
Mortgage notes payable and unsecured debt	(105,000)	—
Accounts payable and other accrued liabilities	(248,259)	—
Acquired below-market leases	(185,543)	—
Other working capital, net	(24,630)	—
Redeemable noncontrolling interests -- operating partnership	(66,259)	—
Common stock issued in connection with merger	(5,247,558)	—
Common units issued in connection with merger	(676,566)	—
Issuance of preferred stock in connection with merger	(219,250)	—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,111,992	$746,822
Acquired ground leases	11,021	11,335
Buildings and improvements	14,758,575	10,267,525
Tenant improvements	547,732	532,787
Total investments in properties	16,429,320	11,558,469
Accumulated depreciation and amortization	(3,075,294)	(2,668,509)
Net investments in properties	13,354,026	8,889,960
Investment in unconsolidated joint ventures	106,374	106,402
Net investments in real estate	13,460,400	8,996,362
Cash and cash equivalents	192,578	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $6,187 and $7,446 as of September 30, 2017 and December 31, 2016, respectively	258,490	203,938
Deferred rent	420,348	412,269
Acquired above-market leases, net	178,190	22,181
Goodwill	3,384,394	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net	3,052,277	1,522,378
Restricted cash	17,753	11,508
Assets held for sale	132,818	56,097
Other assets	135,250	204,354
Total assets	$21,232,498	$12,192,585
LIABILITIES AND CAPITAL
Global revolving credit facility, net	$138,477	$199,209
Unsecured term loan, net	1,432,659	1,482,361
Unsecured senior notes, net	6,806,333	4,153,797
Mortgage loans, including premiums, net	106,775	3,240
Accounts payable and other accrued liabilities	1,024,394	824,878
Accrued dividends and distributions	—	144,194
Acquired below-market leases, net	257,732	81,899
Security deposits and prepaid rents	223,536	168,111
Obligations associated with assets held for sale	4,660	2,599
Total liabilities	9,994,566	7,060,288
Redeemable noncontrolling interests – operating partnership	64,509	—
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 50,650,000 and 41,900,000 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,249,687	1,012,961
Common units, 205,433,495 and 159,019,118 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	9,336,324	4,218,659
Limited Partners, 8,482,961 and 2,475,663 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	702,344	34,698
Accumulated other comprehensive loss	(121,518)	(140,619)
Total partners’ capital	11,166,837	5,125,699
Noncontrolling interests in consolidated joint ventures	6,586	6,598
Total capital	11,173,423	5,132,297
Total liabilities and capital	$21,232,498	$12,192,585
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Rental	$440,591	$395,212	$1,257,293	$1,143,449
Tenant reimbursements	107,613	95,665	288,243	268,094
Interconnection and other	59,851	53,897	175,377	149,223
Fee income	1,662	1,517	4,986	4,567
Other	208	2	584	93
Total operating revenues	609,925	546,293	1,726,483	1,565,426
Operating Expenses:
Rental property operating and maintenance	190,061	177,192	534,116	490,909
Property taxes	32,586	20,620	87,666	75,400
Insurance	2,590	2,470	7,758	7,123
Depreciation and amortization	199,914	178,133	554,491	522,743
General and administrative	43,765	46,135	115,921	111,580
Transactions and integration	42,809	6,015	60,367	11,530
Impairment of investments in real estate	28,992	—	28,992	—
Other	3,051	(22)	3,075	(23)
Total operating expenses	543,768	430,543	1,392,386	1,219,262
Operating income	66,157	115,750	334,097	346,164
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	5,880	4,152	19,592	12,362
Gain on sale of properties	9,750	169,000	9,608	170,097
Interest and other (expense) income	2,813	355	3,331	(3,594)
Interest expense	(71,621)	(63,084)	(184,653)	(180,254)
Tax expense	(2,494)	(3,720)	(7,356)	(8,081)
Gain (loss) from early extinguishment of debt	1,990	(18)	1,990	(982)
Net income	12,475	222,435	176,609	335,712
Net income attributable to noncontrolling interests in consolidated joint ventures	(119)	(223)	(353)	(456)
Net income attributable to Digital Realty Trust, L.P.	12,356	222,212	176,256	335,256
Preferred units distributions, including undeclared distributions	(16,575)	(21,530)	(48,473)	(66,378)
Issuance costs associated with redeemed preferred units	—	(10,328)	(6,309)	(10,328)
Net (loss) income available to common unitholders	$(4,219)	$190,354	$121,474	$258,550
Net (loss) income per unit available to common unitholders:
Basic	$(0.02)	$1.27	$0.73	$1.73
Diluted	$(0.02)	$1.25	$0.73	$1.72
Weighted average common units outstanding:
Basic	173,460,704	149,777,524	166,048,072	149,352,237
Diluted	173,460,704	151,764,542	166,937,862	150,076,482
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,475	$222,435	$176,609	$335,712
Other comprehensive income:
Foreign currency translation adjustments	(4,301)	(18,438)	25,954	(37,888)
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(2,234)	14,806	(8,926)	(2,113)
Reclassification to interest expense from interest rate swaps	396	1,313	2,073	3,569
Comprehensive income	$6,336	$220,116	$195,710	$299,280
Comprehensive income attributable to noncontrolling interests in consolidated joint ventures	(119)	(223)	(353)	(456)
Comprehensive income attributable to Digital Realty Trust, L.P.	$6,217	$219,893	$195,357	$298,824
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Noncontrolling Interests -- Operating Partnership	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2016	$—	41,900,000	$1,012,961	159,019,118	$4,218,659	2,475,663	$34,698	$(140,619)	$6,598	$5,132,297
Conversion of limited partner common units to general partner common units	—	—	—	529,103	6,915	(529,103)	(6,915)	—	—	—
Issuance of unvested restricted common units	—	—	—	245,724	—	—	—	—	—	—
Issuance of common units in connection with DFT merger	66,259	—	—	43,175,629	5,247,558	6,111,770	676,566	—	—	5,924,124
Issuance of common units, net of offering costs	—	—	—	2,375,000	211,570	—	—	—	—	211,570
Issuance of common units in connection with the exercise of stock options	—	—	—	17,668	729	—	—	—	—	729
Issuance of common units, net of forfeitures	—	—	—	—	—	424,631	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	71,253	5,143	—	—	—	—	5,143
Issuance of series C preferred units in connection with DFT merger	—	8,050,000	219,250	—	—	—	—	—	—	219,250
Issuance of series J preferred units, net of offering costs	—	8,000,000	193,667	—	—	—	—	—	—	193,667
Redemption of series F preferred units	—	(7,300,000)	(176,191)	—	(6,309)	—	—	—	—	(182,500)
Amortization of share-based compensation	—	—	—	—	21,339	—	—	—	—	21,339
Reclassification of vested share-based awards	—	—	—	—	(9,173)	—	9,173	—	—	—
Adjustment to redeemable partnership units	(1,750)	—	—	—	1,750	—	—	—	—	1,750
Distributions	—	—	(46,268)	—	(490,213)	—	(12,810)	—	—	(549,291)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(365)	(365)
Net income	—	—	46,268	—	128,356	—	1,632	—	353	176,609
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	25,954	—	25,954
Other comprehensive loss—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	—	(8,926)	—	(8,926)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	2,073	—	2,073
Balance as of September 30, 2017	$64,509	50,650,000	$1,249,687	205,433,495	$9,336,324	8,482,961	$702,344	$(121,518)	$6,586	$11,173,423

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$176,609	$335,712
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(9,608)	(170,097)
Impairment of investments in real estate	28,992	—
Equity in earnings of unconsolidated joint ventures	(19,592)	(12,362)
Distributions from unconsolidated joint ventures	26,592	12,578
Write-off of net assets due to early lease terminations	3,075	(23)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	409,229	387,492
Amortization of acquired in-place lease value and deferred leasing costs	145,262	135,252
Amortization of share-based compensation	15,590	13,459
Non-cash amortization of terminated swaps	903	—
(Recovery of) allowance for doubtful accounts	(1,320)	4,208
Amortization of deferred financing costs	7,572	7,453
(Gain) loss on early extinguishment of debt	(1,990)	982
Amortization of debt discount/premium	2,156	1,947
Amortization of acquired above-market leases and acquired below-market leases, net	(4,857)	(6,303)
Changes in assets and liabilities:
Accounts and other receivables	(41,713)	(46,497)
Deferred rent	(7,873)	(20,347)
Deferred leasing costs	(14,847)	(3,905)
Other assets	(1,635)	(146,763)
Accounts payable and other accrued liabilities	(52,597)	127,139
Security deposits and prepaid rents	21,603	7,128
Net cash provided by operating activities	681,551	627,053
Cash flows from investing activities:
Acquisitions of real estate	(44,354)	(873,285)
Proceeds from sale of properties, net	20,200	359,319
Excess proceeds from forward contracts	63,956	—
Investment in unconsolidated joint ventures	(7,614)	—
Receipt of value added tax refund	—	7,807
Refundable value added tax paid	—	(36,328)
Improvements to investments in real estate	(763,877)	(549,364)
Improvement advances to tenants	(37,271)	(7,937)
Collection of advances from tenants for improvements	30,340	25,369
Cash assumed in the DFT merger	20,650	—
Net cash used in investing activities	(717,970)	(1,074,419)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,499,691	$2,355,166
Repayments on global revolving credit facility	(2,035,808)	(3,161,016)
Borrowings on unsecured term loan	—	766,201
Repayments on unsecured term loan	(354,000)	(170,736)
Principal payments on unsecured senior notes	(669,109)	—
Borrowings on unsecured senior notes	2,265,060	675,591
Repayments on unsecured notes	—	(25,000)
Borrowings on mortgage loans	104,000	—
Principal payments on mortgage loans	(105,406)	(191,302)
Earnout payments related to acquisition	—	(23,842)
Payment of loan fees and costs	(15,643)	(19,274)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(365)	(375)
General partner contributions, net	228,609	803,320
Payment of distributions to preferred unitholders	(46,268)	(66,378)
Payment of distributions to common unitholders	(647,217)	(521,620)
Net cash used in financing activities	223,544	420,735
Net increase (decrease) in cash, cash equivalents and restricted cash	187,125	(26,631)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,170	(301)
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062
Cash, cash equivalents and restricted cash at end of period	$210,331	$48,130

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$167,148	$172,463
Cash paid for income taxes	8,454	3,646
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$25,954	$37,388
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(8,926)	(2,113)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	2,162	—
Preferred units converted to common units	—	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	232,459	125,104
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$43,585	$874,220
Acquired below-market leases	(684)	(935)
Acquired in-place lease value and deferred leasing costs	1,453	—
Cash paid for acquisition of real estate	$44,354	$873,285

Assets and liabilities assumed in DFT merger:
Cash assumed in merger	$20,650	$—
Land	312,579	—
Building and improvements	3,677,497	—
Accounts and other receivables	10,978	—
Acquired above-market leases	162,333	—
Intangibles	1,582,385	—
Goodwill	2,592,181	—
Revolving credit facility	(450,697)	—
Unsecured term loan	(250,000)	—
Unsecured notes	(884,841)	—
Mortgage notes payable and unsecured debt	(105,000)	—
Accounts payable and other accrued liabilities	(248,259)	—
Acquired below-market leases	(185,543)	—
Other working capital, net	(24,630)	—
Redeemable noncontrolling interests -- operating partnership	(66,259)	—
Common units issued to general partner in connection with merger	(5,247,558)	—
Common units issued to limited partners in connection with merger	(676,566)	—
Issuance of preferred units in connection with merger	(219,250)	—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and 2016

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and their subsidiaries (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing data centers. The Company is focused on providing data center, colocation and interconnection solutions for domestic and international customers across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of September 30, 2017, our portfolio consisted of 159 operating properties, including nine held-for-sale properties and 14 properties held as investments in unconsolidated joint ventures, of which 117 are located throughout the United States, 32 are located in Europe, four are located in Asia, three are located in Australia and three are located in Canada.

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway data centers and office and other non-data center space.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2017, Digital Realty Trust, Inc. owns a 96.0% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

On September 14, 2017, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among Digital Realty Trust, Inc., the Operating Partnership, Penguins REIT Sub, LLC, a wholly owned subsidiary of Digital Realty Trust, Inc. (“Merger Sub”), Penguins OP Sub 2, LLC, a wholly owned subsidiary of the Operating Partnership (“Merger Sub GP”), Penguins OP Sub, LLC, a subsidiary of the Operating Partnership and Merger Sub GP (the “Partnership Merger Sub”), DuPont Fabros Technology, Inc., a Maryland corporation (“DFT”), and DuPont Fabros Technology, L.P., a Maryland limited partnership (the “DFT Operating Partnership”) (i) DFT merged with and into Merger Sub (the “REIT Merger”) and (ii) the Partnership Merger Sub merged with and into the DFT Operating Partnership (the “Partnership Merger” and, together with the REIT Merger, the “DFT merger” or “the merger”). Upon completion of the REIT Merger, Merger Sub survived and the separate corporate existence of DFT ceased.

In connection with the closing of the DFT merger, each share of DFT's common stock was converted into the right to receive 0.545 shares of Digital Realty Trust, Inc. common stock and (ii) each common unit of partnership interests in the DFT Operating Partnership was converted into the right to receive 0.545 common units in the Operating Partnership, or, in the alternative, each unit holder elected to redeem his or her units and receive 0.545 shares of Digital Realty Trust, Inc. common stock for each unit; and (iii) each share of DFT's 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive one share of a newly designated class of preferred stock of Digital Realty Trust, Inc's. 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, with substantially similar rights, privileges, preferences and interests as DFT's 6.625% Series C Preferred Stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

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
September 30, 2017 and 2016

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2017, cash equivalents consist of investments in money market instruments.
(c) Investment in Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint ventures is accounted for using the equity method, whereby the investment is increased for capital contributed and our share of the joint ventures’ net income and decreased by distributions we receive and our share of any losses of the joint ventures. We do not record losses of the joint ventures in excess of our investment balances unless we are liable for the obligations of the joint venture or are otherwise committed to provide financial support to the joint venture. Likewise, and as long as we have no explicit or implicit obligations to the joint venture, we will suspend equity method accounting to the extent that cash distributions exceed our investment balances until those unrecorded earnings exceed the excess distributions previously recognized in income. In this case, we will apply cost accounting concepts which tie income recognition to the receipt of cash.  Cost basis accounting concepts will apply until earnings exceed the excess distributions previously recognized in income.
We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three and nine months ended September 30, 2017 and 2016, respectively.

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
We capitalized interest of approximately $5.3 million and $3.8 million during the three months ended September 30, 2017 and 2016, respectively. We capitalized interest of approximately $13.7 million and $11.4 million during the nine months ended September 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $20.8 million and $18.7 million during the three months ended September 30, 2017 and 2016, respectively, and approximately $58.4

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

million and $52.7 million during the nine months ended September 30, 2017 and 2016, respectively. Capitalized leasing costs of approximately $41.9 million and $31.4 million are included in improvements to investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, respectively.
(e) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in a business combination. Goodwill is not amortized.  Management performs an annual impairment test for goodwill and between annual tests, management will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.  We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign exchange rates. During the nine months ended September 30, 2017, changes in foreign exchange rates caused an increase to goodwill of $41.8 million.
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
The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s U.S. consolidated taxable REIT subsidiaries are subject to both federal and state income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes for its taxable REIT subsidiaries, including in certain states and non-U.S. jurisdictions, as appropriate.
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2017 and December 31, 2016, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2017 and 2016, we had no such interest or penalties. The tax year 2014 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

See Note 10 "Income Taxes" for further discussion on income taxes.

(h) Presentation of Transactional-based Taxes
We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(i) Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include amounts related to partnership units issued by consolidated subsidiaries of the Company in which redemption for equity is outside the control of the Company.  Partnership units which are determined to be contingently redeemable for cash under the Financial Accounting Standards Board’s "Distinguishing Liabilities from Equity" guidance are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and stockholder’s equity on the Company’s condensed consolidated balance sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s condensed consolidated income statements.
(j) Fee Income
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
(k) Assets and Liabilities Measured at Fair Value

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
September 30, 2017 and 2016

(l) Transaction and Integration Expense
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

(m) Gains on Sale of Properties

Gains on sale of properties are recognized using the full accrual or partial sale methods, as applicable, in accordance with U.S. GAAP, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
(n) Management’s Estimates
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
(o) Segment and Geographic Information
All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products and services are consistent across all properties and although services are provided to a wide range of customers, the types of services provided to them are standardized throughout the portfolio. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. In addition, the chief operating decision makers evaluate operating performance and make resource allocation decisions for the portfolio as a whole, rather than by property type or revenue stream. Consequently, our properties qualify for aggregation into one reporting segment.
Operating revenues from properties in the United States were $478.2 million and $423.8 million and outside the United States were $131.7 million and $122.5 million for the three months ended September 30, 2017 and 2016, respectively. Operating revenues from properties in the United States were $1,346.4 million and $1,243.7 million and outside the United States were $380.0 million and $321.8 million for the nine months ended September 30, 2017 and 2016, respectively. We had investments in real estate located in the United States of $10.2 billion and $6.3 billion, and outside the United States of $3.2 billion and $2.6 billion, as of September 30, 2017 and December 31, 2016, respectively.
Operating revenues from properties located in the United Kingdom were $70.1 million and $66.1 million, or 11.5% and 12.1% of total operating revenues, for the three months ended September 30, 2017 and 2016, respectively. Operating revenues from properties located in the United Kingdom were $202.8 million and $169.4 million, or 11.7% and 10.8% of total operating revenues, for the nine months ended September 30, 2017 and 2016, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.6 billion and $1.5 billion, or 12.0% and 16.6% of total long-lived assets, as of September 30, 2017 and December 31, 2016, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2017 and December 31, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

(p) New Accounting Pronouncements
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

New Accounting Standards Issued but not yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities may elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. While lease contracts with customers, which constitute the vast majority of our revenues, are a specific scope exception, this update may have implications in certain variable payment terms included in lease agreements. The Company expects to adopt the guidance effective January 1, 2018 and is in the process of analyzing the impact of the adoption of this guidance. The standard permits the use of either a retrospective or cumulative effect transition method and permits the use of certain practical expedients. We currently anticipate using the modified retrospective method, however, this determination is subject to change. As the standard does not significantly impact lessor accounting, we do not believe adoption will have a material impact on our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for certain of our revenue streams which are not based on contractually specified lease amounts, including interconnection, tenant reimbursement and other revenue. However, the Company believes that certain non-lease components of revenue from leases may be impacted by the adoption of the new revenue standard beginning January 1, 2019, the effective date of the new leasing standard (see below). This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance; however, the Company expects that the majority of its non-lease revenues will continue to be recognized during the periods in which services are performed. The Company is currently assessing what additional disclosures will be required upon adoption of this new standard.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements for leases where the Company is a lessee, primarily for the Company’s data center operating leases, ground leases and administrative office leases, and the Company will be required to record a lease liability and a right of use asset on its condensed consolidated balance sheet at fair value upon adoption. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.

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

In August 2017, the FASB issued guidance codified in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". ASU 2017-12 simplifies the accounting for hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We do not expect the provisions of ASU 2017-12 to have a material impact on our consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

3. DFT Merger

We completed the acquisition of DFT on September 14, 2017. A summary of the preliminary fair value of the assets and liabilities acquired for total equity of approximately $6.2 billion is as follows (in thousands):

Land	$312,579
Building and improvements	3,677,497
Cash and cash equivalents	20,650
Accounts and other receivables	10,978
Acquired above-market leases	162,333
Goodwill	2,592,181
Acquired in-place lease value, deferred leasing costs and intangibles:
Tenant relationship value	980,267
Acquired in-place lease value	557,128
Tenant origination costs	44,990
Global revolving credit facility, net (1)	(450,697)
Unsecured term loan	(250,000)
Unsecured senior notes, net (2)	(884,841)
Mortgage loans (1)	(105,000)
Acquired below-market leases	(185,543)
Accounts payable and other accrued liabilities	(248,259)
Other working capital, net	(24,630)
Total equity consideration for DFT merger	$6,209,633

(1)	Debt was paid off in full at closing of the DFT merger.

(2)	Approximately $619 million of debt was paid off at closing of the DFT merger. The remainder was paid off in October 2017.

The initial purchase accounting is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which will be finalized within one year of the acquisition date.

As shown above, we recorded approximately $2.6 billion of goodwill related to the DFT merger. The strategic benefits of the merger include the Company’s ability to grow its presence in strategic, high-demand metropolitan areas with strong growth prospects, expand our hyper-scale product offering and further enhance the credit quality of our existing customer base. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Company does not believe that any of the goodwill recorded as a result of the DFT merger will be deductible for federal income tax purposes.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

The unaudited pro forma financial information set forth below is based on our historical condensed consolidated income statements for the three and nine months ended September 30, 2017 and 2016, adjusted to give effect to the merger with DFT as if it occurred on January 1, 2016. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of DFT debt in connection with the DFT merger.

Digital Realty Trust, Inc.	Pro forma (unaudited)
	(in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total revenue	$730,141	$680,619	$2,126,893	$1,952,439
Net (loss) income available to common stockholders (1)	$(41,288)	$143,028	$(17,108)	$70,879
(Loss) income per share, diluted (2)	$(0.20)	$0.74	$(0.08)	$0.37

Digital Realty Trust, L.P.	Pro forma (unaudited)
	(in thousands, except per unit data)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total revenue	$730,141	$680,619	$2,126,893	$1,952,439
Net (loss) income available to common unitholders (1)	$(39,636)	$148,749	$(16,424)	$73,714
(Loss) income per unit, diluted (2)	$(0.20)	$0.74	$(0.08)	$0.37

(1)
Pro forma net income available to common stockholders was adjusted to exclude $32.9 million and $42.3 million of merger related costs incurred by the Company during the three and nine months ended September 30, 2017, respectively, and to include these charges for the corresponding periods in 2016.

(2)	Adjusted to give effect to the issuance of approximately 43.2 million shares of common stock in the DFT merger.

Revenues of approximately $27.2 million and net income of approximately $4.2 million associated with properties acquired in the DFT merger are included in the condensed consolidated income statements for the three and nine months ended September 30, 2017.
4. Investments in Real Estate
Acquisitions
We acquired the following real estate accounted for as asset acquisitions during the nine months ended September 30, 2017:

Location	Market	Date Acquired	Amount (in millions)(2)
Osaka Phase II (1)	Osaka, Japan	March 15, 2017	$13.6
2553 Edgington Street	Chicago	May 11, 2017	14.1
De President Phase II (1)	Amsterdam	June 23, 2017	6.3
NE Corner of Campbell Road and Ferris Road (1)	Dallas	August 17, 2017	5.4
Osaka Phase III (1)	Osaka, Japan	September 13, 2017	4.7
			$44.1

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

(1)	Represents currently vacant land which is not included in our operating property count.

(2)	Purchase price in U.S. dollars and excludes capitalized closing costs.

Held for Sale
During the three months ended September 30, 2017, we identified an additional four properties that met the criteria to be classified as held for sale, bringing the total to nine properties. As of September 30, 2017, the nine properties had an aggregate carrying value of $132.8 million within total assets and $4.7 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet, respectively. The nine properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy. In addition, we evaluated the carrying value of the properties identified as held for sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the three and nine months ended September 30, 2017, we recognized $29.0 million of impairment charges on three properties located in the United States to reduce the carrying values to the estimated fair values less costs to sell. The fair values of the three properties were primarily based on assumptions that market participants would use in pricing the assets supplemented by obtaining broker opinions of value. There were no impairment charges for the three and nine months ended September 30, 2016.

Dispositions

We sold the following real estate property during the nine months ended September 30, 2017:

Location	Market	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
8025 North Interstate 35	Austin	August 10, 2017	$20.2	$9.8

On October 6, 2017, the Company closed on the sale of 44874 Moran Road, a 78,000 square foot data center in Northern Virginia for approximately $34.0 million. The property was held in a consolidated joint venture, in which the Company owned a 75% interest. The Company expects to recognize a gain on the sale of approximately $15 million in the fourth quarter of 2017, or approximately $12 million, net of non-controlling interests. The property was classified as held for sale as of September 30, 2017.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

5. Investment in Unconsolidated Joint Ventures
As of September 30, 2017, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, effective 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR), and a 17% interest in a joint venture that operates a high density colocation facility at 1101 Space Park Drive in Santa Clara, California. The following tables present summarized financial information for our joint ventures as of September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017 and 2016 (unaudited, in thousands):

	As of September 30, 2017					Nine Months Ended September 30, 2017
2017	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$727,075	$926,486	$490,579	$581,111	$345,375	$106,793	$(32,869)	$73,924	$32,545
Our investment in and share of equity in earnings of unconsolidated joint ventures					$106,374				$19,592

	As of December 31, 2016					Nine Months Ended September 30, 2016
2016	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$741,228	$922,694	$457,141	$549,997	$372,697	$102,337	$(33,444)	$68,893	$27,084
Our investment in and share of equity in earnings of unconsolidated joint ventures					$106,402				$12,362

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

6. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2017 and December 31, 2016.

	Balance as of
(Amounts in thousands)	September 30, 2017	December 31, 2016
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$1,447,485	$896,693
Accumulated amortization	(564,924)	(517,443)
Net	$882,561	$379,250
Tenant relationship value:
Gross amount	$1,975,311	$971,519
Accumulated amortization	(138,780)	(82,069)
Net	$1,836,531	$889,450
Acquired above-market leases:
Gross amount	$273,146	$110,142
Accumulated amortization	(94,956)	(87,961)
Net	$178,190	$22,181
Acquired below-market leases:
Gross amount	$470,528	$283,899
Accumulated amortization	(212,796)	(202,000)
Net	$257,732	$81,899
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $0.7 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $4.7 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 9.3 years and 4.0 years, respectively, as of September 30, 2017. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing October 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$(5,228)
2018	(23,152)
2019	(11,140)
2020	858
2021	5,812
Thereafter	112,392
Total	$79,542

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $20.1 million and $13.0 million for the three months ended September 30, 2017 and 2016, respectively, and $48.7 million and $40.0 million for the nine months ended September 30, 2017 and 2016, respectively. The expected average amortization period for acquired in-place lease value is 6.8 years as of September 30, 2017. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 6.3 years as of September 30, 2017. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing October 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$52,026
2018	201,835
2019	141,967
2020	106,494
2021	82,641
Thereafter	297,598
Total	$882,561

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $19.9 million and $18.1 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $55.0 million and $49.8 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization of trade names (a component of depreciation and amortization expense) was approximately $0.0 million and $6.9 million for the three and nine months ended September 30, 2016, respectively. During the quarter ended June 30, 2016, management of the Company decided to retire the Telx trade name.  There was no amortization of trade names in 2017. Accordingly, the Company wrote off the net remaining balance of approximately $6.1 million. As of September 30, 2017, the weighted average remaining contractual life for tenant relationship value was 12.7 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing October 1, 2017 is as follows:

(Amounts in thousands)
Remainder of 2017	$36,049
2018	140,933
2019	140,933
2020	140,933
2021	140,933
Thereafter	1,236,750
Total	$1,836,531

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

7. Debt of the Company
In this Note 7, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 5.625% notes due 2023 (5.625% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes) and 3.700% notes due 2027 (2027 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes) and 3.300% notes due 2029 (2029 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2017		Maturity Date	Principal Outstanding September 30, 2017		Principal Outstanding December 31, 2016
Global revolving credit facility	Various	(1)	Jan 15, 2020	$146,536	(2)	$210,077	(2)
Deferred financing costs, net				(8,059)		(10,868)
Global revolving credit facility, net				138,477		199,209
Unsecured Term Loans
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,137,793	(5)	1,188,498	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	300,000	(5)
Deferred financing costs, net				(5,134)		(6,137)
Unsecured term loan, net				1,432,659		1,482,361
Unsecured senior notes:
Prudential Shelf Facility:
Series E	5.730%		Jan 20, 2017	—	(6)	50,000
Total Prudential Shelf Facility				—		50,000
Senior Notes:
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019	147,675	(7)	—
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023	350,000		—
5.625% notes due 2023	5.625%		Jun 15, 2023	265,733	(9)	—
4.750% notes due 2023	4.750%		Oct 13, 2023	401,940	(8)	370,200	(8)
2.625% notes due 2024	2.625%		Apr 15, 2024	708,840	(7)	631,020	(7)
2.750% notes due 2024	2.750%		Jul 19, 2024	334,950	(8)	—
4.250% notes due 2025	4.250%		Jan 17, 2025	535,920	(8)	493,600	(8)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
3.700% notes due 2027	3.700%		Aug 15, 2027	1,000,000		—
3.300% notes due 2029	3.300%		May 22, 2029	468,930	(8)	—
Unamortized discounts				(19,277)		(15,649)
Total senior notes, net of discount				6,844,711		4,179,171
Deferred financing costs, net				(38,378)		(25,374)
Total unsecured senior notes, net of discount and deferred financing costs				6,806,333		4,153,797

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

Indebtedness	Interest Rate at September 30, 2017	Maturity Date	Principal Outstanding September 30, 2017	Principal Outstanding December 31, 2016
Mortgage loans:
731 East Trade Street	8.22%	Jul 1, 2020	$2,511	$2,916
Secured note due 2023	LIBOR + 1.100%	Mar 1, 2023	104,000	—
Unamortized net premiums			264	334
Total mortgage loans, including premiums			106,775	3,250
Deferred financing costs, net			—	(10)
Total mortgage loans, including premiums and net of deferred financing costs			106,775	3,240
Total indebtedness			$8,484,244	$5,838,607
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

(2)	Balances as of September 30, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2017		Weighted-average interest rate	Balance as of December 31, 2016		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$—		—%	$105,000		1.67%
British pound sterling (£)	—		—%	11,106	(c)	1.25%
Euro (€)	20,675	(b)	0.61%	15,250	(c)	0.63%
Hong Kong dollar (HKD)	3,572	(b)	1.54%	1,728	(c)	1.66%
Japanese yen (JPY)	120,685	(b)	0.95%	54,273	(c)	0.92%
Singapore dollar (SGD)	—		—%	11,186	(c)	1.52%
Canadian dollar (CAD)	1,604	(b)	2.33%	11,534	(c)	1.92%
Total	$146,536		0.93%	$210,077		1.39%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	Based on exchange rates of $1.18 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.80 to 1.00 CAD, respectively, as of September 30, 2017.

(c)	Based on exchange rates of $1.23 to £1.00, $1.05 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.69 to 1.00 SGD and $0.74 to 1.00 CAD, respectively, as of December 31, 2016.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively.

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar, Singapore dollar, British pound sterling and Canadian dollar tranches of the unsecured term loans. See Note 15 "Derivative Instruments" for further information.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

(5)	Balances as of September 30, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2017		Weighted-average interest rate		Balance as of December 31, 2016		Weighted-average interest rate
U.S. dollar ($)	$606,911		2.56%	(b)	$710,911		1.99%	(d)
British pound sterling (£)	227,063	(a)	1.35%	(b)	209,132	(c)	1.36%	(d)
Singapore dollar (SGD)	237,668	(a)	1.91%		222,824	(c)	1.76%	(d)
Australian dollar (AUD)	185,117	(a)	2.70%		170,325	(c)	2.72%
Hong Kong dollar (HKD)	85,428	(a)	1.52%		86,029	(c)	1.77%
Canadian dollar (CAD)	78,987	(a)	2.45%	(b)	73,294	(c)	2.00%	(d)
Japanese yen (JPY)	16,619	(a)	1.06%		15,983	(c)	0.98%
Total	$1,437,793		2.19%	(b)	$1,488,498		1.93%	(d)

(a)	Based on exchange rates of $1.34 to £1.00, $0.74 to 1.00 SGD, $0.78 to 1.00 AUD, $0.13 to 1.00 HKD, $0.80 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of September 30, 2017.

(b)
As of September 30, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.70% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.31% (Total). See Note 15 "Derivative Instruments" for further discussion on interest rate swaps.

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

(6)	Unsecured note paid in full at maturity.

(7)	Based on exchange rates of $1.18 to €1.00 as of September 30, 2017 and $1.05 to €1.00 as of December 31, 2016.

(8)	Based on exchange rates of $1.34 to £1.00 as of September 30, 2017 and $1.23 to £1.00 as of December 31, 2016.

(9)
In connection with the DFT merger, Digital Realty Trust, Inc. was added as a guarantor of the DFT Operating Partnership's 5.625% 2023 Notes. On September 14, 2017, the DFT Operating Partnership issued a notice of redemption for 35% of the outstanding principal amount of the 5.625% 2023 Notes at a redemption price equal to 105.625% of the aggregate principal amount of the notes to be redeemed (the “Equity Claw Redemption”), plus accrued and unpaid interest on the notes to be redeemed to, but excluding, October 16, 2017. The DFT Operating Partnership also issued a notice of redemption for all outstanding 5.625% 2023 Notes following completion of the Equity Claw Redemption at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus an applicable premium, as defined in the indenture governing the 5.625% 2023 Notes, and accrued and unpaid interest on the notes to be redeemed to, but excluding, October 17, 2017. The redemptions were made pursuant to the DFT Operating Partnership's optional redemption rights under the indenture governing the 5.625% 2023 Notes. The redemptions were completed on October 16, 2017 and October 17, 2017, and resulted in a gain on early extinguishment of debt of approximately $2.0 million.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of September 30, 2017, interest rates are based on 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, plus a margin of 1.00%. We have used and intend to

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2017, approximately $20.5 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of September 30, 2017, we were in compliance with all of such covenants.
Unsecured Term Loans

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. In August 2017, we prepaid $104.0 million on the U.S. dollar tranche. Based on exchange rates in effect at September 30, 2017, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of September 30, 2017, we were in compliance with all of such covenants.
Floating Rate Guaranteed Notes due 2019

On May 22, 2017, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of Digital Realty Trust, L.P., issued and sold €125.0 million aggregate principal amount of its Floating Rate Guaranteed Notes due 2019, which we refer to as the 2019 Notes, to an institutional investor in a private placement. The 2019 Notes will bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.50%, and the interest rate for the initial interest period was 0.169%. Interest on the notes is payable quarterly in arrears, beginning on August 22, 2017. The 2019 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €124.6 million (or approximately $140.1 million based on the exchange rate as of May 22, 2017) after deducting estimated offering expenses. We have used the net proceeds from the offering of the 2019 Notes to temporarily repay borrowings under our global revolving credit facility and for general corporate purposes. The indenture governing the 2019 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2017, we were in compliance with each of these financial covenants.
GBP Notes

On July 21, 2017, Digital Stout Holding, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P., issued and sold £250.0 million aggregate principal amount of 2.750% Guaranteed Notes due 2024, or the 2024 Notes, and £350.0 million aggregate principal amount of 3.300% Guaranteed Notes due 2029, or the 2029 Notes and, together with the 2.750% 2024 Notes, the GBP Notes. The GBP Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately £592.3 million after deducting managers’ discounts and estimated offering expenses. We used a portion of the net proceeds from the offering of the GBP Notes to fund a portion of the repayment, redemption and/or discharge of DFT debt

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

and the payment of certain transaction fees and expenses incurred in connection with the DFT merger. The remaining proceeds were used to temporarily repay borrowings under our global revolving credit facility and for general corporate purposes. The indenture governing the GBP Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2017, we were in compliance with each of these financial covenants.
USD Notes

On August 7, 2017, the Operating Partnership issued and sold $350.0 million aggregate principal amount of 2.750% Notes due 2023, or the 2.750% 2023 Notes, and $1.0 billion aggregate principal amount of 3.700% Notes due 2027, or the 2027 Notes and, together with the 2.750% 2023 Notes, the USD Notes. The USD Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Net proceeds from the offering were approximately $1.3 billion after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering of the USD Notes to fund a portion of the repayment, redemption and/or discharge of debt of DFT in connection with the DFT merger and the payment of certain fees and expenses incurred in connection with the DFT merger.
The indenture governing the USD Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2017, we were in compliance with each of these financial covenants.

The table below summarizes our debt maturities and principal payments as of September 30, 2017 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loans	Unsecured Senior Notes	Mortgage Loans	Total Debt
Remainder of 2017	$—	$—	$—	$141	$141
2018	—	—	—	593	593
2019	—	—	147,675	644	148,319
2020	146,536	—	1,000,000	1,133	1,147,669
2021	—	1,137,793	400,000	—	1,537,793
Thereafter	—	300,000	5,316,313	104,000	5,720,313
Subtotal	$146,536	$1,437,793	$6,863,988	$106,511	$8,554,828
Unamortized discount	—	—	(19,277)	—	(19,277)
Unamortized premium	—	—	—	264	264
Total	$146,536	$1,437,793	$6,844,711	$106,775	$8,535,815

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

9. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income available to common stockholders	$(4,140)	$187,330	$119,842	$254,406
Weighted average shares outstanding—basic	170,194,254	147,397,853	163,481,306	146,930,939
Potentially dilutive common shares:
Stock options	—	10,424	—	9,721
Unvested incentive units	—	82,184	150,369	75,049
Forward equity offering	—	1,264,749	166,493	2,611
Market performance-based awards	—	629,661	572,928	636,864
Weighted average shares outstanding—diluted	170,194,254	149,384,871	164,371,096	147,655,184
(Loss) income per share:
Basic	$(0.02)	$1.27	$0.73	$1.73
Diluted	$(0.02)	$1.25	$0.73	$1.72
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	3,266,451	2,379,671	2,566,766	2,421,298
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	329,709	—	109,903	—
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	—	2,488,354	—	2,880,254
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	—	1,925,208	617,734	1,942,351
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,193,331	2,632,407	2,262,875	2,655,847
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,214,098	3,857,518	3,316,008	3,891,866
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,195,898	2,635,488	2,265,524	2,658,955
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,045,730	—	348,577	—
Total	12,245,217	15,918,646	11,487,387	16,450,571

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

10. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income available to common unitholders	$(4,219)	$190,354	$121,474	$258,550
Weighted average units outstanding—basic	173,460,704	149,777,524	166,048,072	149,352,237
Potentially dilutive common units:
Stock options	—	10,424	—	9,721
Unvested incentive units	—	1,264,749	166,493	2,611
Forward equity offering	—	82,184	150,369	75,049
Market performance-based awards	—	629,661	572,928	636,864
Weighted average units outstanding—diluted	173,460,704	151,764,542	166,937,862	150,076,482
(Loss) income per unit:
Basic	$(0.02)	$1.27	$0.73	$1.73
Diluted	$(0.02)	$1.25	$0.73	$1.72
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	329,709	—	109,903	—
Potentially dilutive Series E Cumulative Redeemable Preferred Units	—	2,488,354	—	2,880,254
Potentially dilutive Series F Cumulative Redeemable Preferred Units	—	1,925,208	617,734	1,942,351
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,193,331	2,632,407	2,262,875	2,655,847
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,214,098	3,857,518	3,316,008	3,891,866
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,195,898	2,635,488	2,265,524	2,658,955
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,045,730	—	348,577	—
Total	8,978,766	13,538,975	8,920,621	14,029,273

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

11. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and nine months ended September 30, 2017 and 2016.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, we had deferred tax liabilities net of deferred tax assets of approximately $166.4 million and $153.8 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European portfolio acquisition in July 2016. The valuation allowances at September 30, 2017 and December 31, 2016 relate primarily to certain foreign jurisdictions and net operating loss carryforwards from the acquisition of Telx, that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of September 30, 2017 and December 31, 2016.
12. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through September 30, 2017, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

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
(d) Redeemable Preferred Stock

6.625% Series C Cumulative Redeemable Perpetual Preferred Stock

At the effective time of the DFT merger, each share of DFT's 6.625% series C cumulative redeemable perpetual preferred stock, or the DFT series C preferred stock, that was outstanding immediately prior to the completion of the merger was converted into the right to receive one share of a newly-designated series of Digital Realty Trust Inc.'s preferred stock, which the Company classified and designated as 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, or the series C preferred stock, with rights, preferences, privileges and voting powers substantially the same as the DFT series C preferred stock. The fair value of the series C preferred stock issued was measured based on the 8,050,000 shares of the series C preferred stock outstanding at the closing of the merger and the trading price of the series C preferred stock.

Dividends are cumulative on the series C preferred stock from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.6250% of the $25.00 liquidation preference per share. Dividends on the series C preferred stock are payable quarterly in arrears. The first dividend payable on the series C preferred stock on December 29, 2017 will be a pro rata dividend from and including the original issue date to and including December 31, 2017 in the amount of $0.492274 per share. The series C preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series C preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series G cumulative redeemable preferred stock, series H cumulative redeemable preferred stock, series I cumulative redeemable preferred stock and series J cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series C preferred stock before May 15, 2021, except in limited circumstances to preserve its status as a REIT. On or after May 15, 2021, Digital Realty Trust, Inc. may, at its option, redeem the series C preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series C preferred stock up to but excluding the redemption date. Holders of the series C preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

on a successor exchange or quotation system, each holder of series C Preferred Stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series C preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series C preferred stock) to convert some or all of the series C preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series C preferred stock to be converted equal to the lesser of:

•
the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series C preferred stock dividend payment and prior to the corresponding series C preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series C preferred stock;

•	and 0.6389035, or the share cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series C preferred stock. Except in connection with specified change of control transactions, the series C preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

5.250% Series J Cumulative Redeemable Preferred Stock

On August 7, 2017, Digital Realty Trust, Inc. issued 8,000,000 shares of its 5.250% series J cumulative redeemable preferred stock, or the series J preferred stock, for net proceeds of approximately $193.7 million. We used the net proceeds from the offering to fund a portion of the repayment, redemption and/or discharge of debt of DFT in connection with the DFT merger and the payment of certain fees and expenses incurred in connection with the merger. Dividends are cumulative on the series J preferred stock from the date of original issuance in the amount of $1.3125 per share each year, which is equivalent to 5.250% of the $25.00 liquidation preference per share. Dividends on the series J preferred stock are payable quarterly in arrears. The first dividend payable on the series J preferred stock on December 29, 2017 will be a pro rata dividend from and including the original issue date to and including December 31, 2017 in the amount of $0.5250 per share. The series J preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series J preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series C preferred stock, series G cumulative redeemable preferred stock, series H cumulative redeemable preferred stock and series I cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series J preferred stock before August 7, 2022, except in limited circumstances to preserve its status as a REIT. On or after August 7, 2022, Digital Realty Trust, Inc. may, at its option, redeem the series J preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series J preferred stock up to but excluding the redemption date. Holders of the series J preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series J preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series J preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series J preferred stock) to convert some or all of the series J preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series J preferred stock to be converted equal to the lesser of:

•
the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series J preferred stock dividend payment and prior to the corresponding series J preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series J preferred stock;

•	and 0.42521, or the share cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series J preferred stock. Except in connection with specified change of control transactions, the series J preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(e) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	205,433,495	96.0%	159,019,118	98.5%
Noncontrolling interests consist of:
Common units held by third parties	6,908,584	3.2%	1,141,814	0.7%
Incentive units held by employees and directors (see Note 13)	1,574,377	0.8%	1,333,849	0.8%
	213,916,456	100.0%	161,494,781	100.0%
Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, Digital Realty Trust, Inc. evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common and incentive Operating Partnership units met the criteria to be classified within equity, except for certain common units issued to the former DFT Operating Partnership unitholders in the DFT merger whereby the Operating Partnership can not settle with shares of Digital Realty Trust, Inc. common stock, which are not presented as permanent equity in the condensed consolidated balance sheet.

In connection with the initial public offering of DFT in 2007, DFT, the DFT Operating Partnership and certain DFT Operating Partnership unitholders entered into a tax protection agreement to assist such unitholders in deferring certain U.S. federal income tax liabilities that may have otherwise resulted from the contribution transactions undertaken in connection with the initial public offering and the ownership of interests in the DFT Operating Partnership and to set forth certain agreements with respect to other tax matters. In connection with the DFT merger, certain DFT Operating Partnership unitholders entered into a new tax protection agreement with Digital Realty Trust, Inc. and the Operating Partnership that replaced and superseded

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

the DFT tax protection agreement, effective as of the closing of the merger. Pursuant to the new tax protection agreement, the Operating Partnership generally will be required to offer such DFT Operating Partnership unitholders an opportunity to guarantee, at Digital Realty Trust, Inc.'s option, an existing DFT loan and/or a new mortgage loan secured by certain assets of the Operating Partnership or DFT with a term ending on or after March 1, 2023. The Operating Partnership must offer such DFT Operating Partnership unitholders a new guarantee opportunity in the event any guaranteed loan is repaid prior to March 1, 2023. If the Operating Partnership fails to offer the guarantee opportunity or to allocate guaranteed debt to any such DFT Operating Partnership unitholder as required under the new tax protection agreement, the Operating Partnership generally would be required to indemnify each such DFT Operating Partnership unitholder for the tax liability resulting from such failure, as determined under the new tax protection agreement.
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $975.7 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2017 and December 31, 2016, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2017:

	Common Units	Incentive Units	Total
As of December 31, 2016	1,141,814	1,333,849	2,475,663
Common units issued in connection with the DFT merger	6,111,770	—	6,111,770
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(345,000)	—	(345,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(184,103)	(184,103)
Incentive units issued upon achievement of market performance condition	—	354,549	354,549
Grant of incentive units to employees and directors	—	70,082	70,082
Cancellation / forfeitures of incentive units held by employees and directors	—	—	—
As of September 30, 2017	6,908,584	1,574,377	8,482,961

(1)
Redemption of common units and conversion of incentive units were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(f) Dividends
We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2017 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series F Preferred Stock (1)	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$148,358
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	150,814
August 7, 2017	September 29, 2017	—	3,672	6,730	3,969	191,041
		$3,023	$11,016	$20,190	$11,907	$490,213

Annual rate of dividend per share		$1.656	$1.469	$1.844	$1.588	$3.720

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
September 30, 2017 and 2016

excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions; however, in the future we may also need to utilize borrowings under the global revolving credit facility to fund all or a portion of distributions.
(g) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2016	$(175,642)	$4,888	$35,149	$(135,605)
Net current period change	25,623	618	(9,411)	16,830
Reclassification to interest expense from interest rate swaps	—	2,043	—	2,043
Balance as of September 30, 2017	$(150,019)	$7,549	$25,738	$(116,732)

13. Capital and Accumulated Other Comprehensive Loss
(a) Redeemable Preferred Units

6.625% Series C Cumulative Redeemable Perpetual Preferred Units

At the effective time of the DFT merger, each DFT Operating Partnership 6.625% series C cumulative redeemable perpetual preferred unit, or the DFT series C preferred units, that was outstanding immediately prior to the completion of the Mergers was converted into one newly-designated series of the Digital Realty Trust L.P.'s preferred unit, which was classified and designated as 6.625% series C cumulative redeemable perpetual preferred units, or the series C preferred units. with rights, preferences, privileges and voting powers substantially the same as the DFT series C preferred units. The fair value of the series C preferred units issued was measured based on the 8,050,000 series C preferred units outstanding at the closing of the merger and the trading price of the series C preferred stock.

Distributions are cumulative on the series C preferred units from the date of original issuance in the amount of $1.65625 per unit each year, which is equivalent to 6.6250% of the $25.00 liquidation preference per unit. Distributions on the series C preferred units are payable quarterly in arrears. The first distribution payable on the series C preferred units on December 29, 2017 will be a pro rata distribution from and including the original issue date to and including December 31, 2017 in the amount of $0.492274 per unit. The series C preferred units do not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Operating Partnership is required to redeem the series C preferred units in the event that Digital Realty Trust, Inc. (the General Partner) redeems the series C preferred stock. The General Partner is not allowed to redeem the series C preferred stock before May 15, 2021, except in limited circumstances to preserve its status as a REIT. On or after May 15, 2021, the General Partner may, at its option, redeem the series C preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series C preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series C preferred units will rank senior to the Operating Partnership's common units and rank on parity with the Operating Partnership’s series G cumulative redeemable preferred units, series H cumulative redeemable preferred units, series I cumulative redeemable preferred units and series J cumulative redeemable preferred units with respect to the payment of distributions and other amounts. Except in connection with specified change of control transactions of the General Partner, the series C preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

5.250% Series J Cumulative Redeemable Preferred Units

On August 7, 2017, the Operating Partnership issued 8,000,000 of its 5.250% series J cumulative redeemable preferred units, or series J preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.250% series J cumulative redeemable preferred stock, or the series J preferred stock. Distributions are cumulative on the series J preferred units from the date of original issuance in the amount of $1.3125 per unit each year, which

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

is equivalent to 5.250% of the $25.00 liquidation preference per unit. Distributions on the series J preferred units are payable quarterly in arrears. The first distribution payable on the series J preferred units on December 29, 2017 will be a pro rata distribution from and including the original issue date to and including December 31, 2017 in the amount of $0.5250 per unit. The series J preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series J preferred units in the event that the General Partner redeems the series J preferred stock. The General Partner is not allowed to redeem the series J preferred stock prior to August 7, 2022 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after August 7, 2022, the General Partner may, at its option, redeem the series J preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series J preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series J preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C preferred units, series G cumulative redeemable preferred units, series H cumulative redeemable preferred units and series I cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series J preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
(b) Allocations of Net Income and Net Losses to Partners
Except for special allocations to holders of profits interest units described below in Note 14 “Incentive Plan—Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to the General Partner (Digital Realty Trust, Inc.) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.
(c) Partnership Units
Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of the General Partner’s common stock at the time of redemption. Alternatively, the General Partner may elect to acquire those common units in exchange for shares of the General Partner’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, the Operating Partnership evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the limited partners’ common units and the vested incentive units. Based on the results of this analysis, the Operating Partnership concluded that the common and vested incentive Operating Partnership units met the criteria to be classified within capital, except for certain common units issued to the former DFT Operating Partnership unitholders in the DFT merger which the Operating Partnership can not settle with shares of Digital Realty Trust, Inc. common stock, which are not presented as permanent capital in the condensed consolidated balance sheet.

The redemption value of the limited partners’ common units and the vested incentive units was approximately $975.7 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2017 and December 31, 2016, respectively.

(d) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2017 (in thousands, except for per unit data):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

Date distribution declared	Distribution payment date	Series F Preferred Units (1)	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$150,968
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	153,176
August 7, 2017	September 29, 2017	—	3,672	6,730	3,969	199,049
		$3,023	$11,016	$20,190	$11,907	$503,193

Annual rate of distribution per unit		$1.656	$1.469	$1.844	$1.588	$3.720

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

(e) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2016	$(180,504)	$4,191	$35,694	$(140,619)
Net current period change	25,954	616	(9,542)	17,028
Reclassification to interest expense from interest rate swaps	—	2,073	—	2,073
Balance as of September 30, 2017	$(154,550)	$6,880	$26,152	$(121,518)

14. Incentive Plan
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
On April 28, 2014, Digital Realty Trust, Inc. held its 2014 Annual Meeting of Stockholders, or the 2014 Annual Meeting, at which its stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan), which had been previously adopted by its Board of Directors and recommended to the stockholders for approval by its Board of Directors. The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference. Effective as of September 14, 2017, the 2014 Incentive Award Plan was amended to provide that shares which remained available for issuance under DFT’s

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

Amended and Restated 2011 Equity Incentive Plan immediately prior to the closing of the DFT merger (as adjusted and converted into shares of Digital Realty Trust, Inc.’s common stock) may be used for awards under the 2014 Incentive Award Plan and will not reduce the shares authorized for grant under the 2014 Incentive Award Plan, to the extent that using such shares is permitted without stockholder approval under applicable stock exchange rules. In connection with the amendment to the 2014 Incentive Award Plan, on September 22, 2017, Digital Realty Trust, Inc. registered an additional 3,714,560 shares that may be issued pursuant to the 2014 Incentive Award Plan.
As of September 30, 2017, approximately 7.4 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
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

Below is a summary of our long-term incentive unit activity for the nine months ended September 30, 2017.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	128,822	$66.58
Granted	70,082	109.27
Vested	(82,283)	71.81
Cancelled or expired	(4,490)	108.00
Unvested, end of period	112,131	$87.76
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
The expense recorded for the three months ended September 30, 2017 and 2016 related to long-term incentive units was approximately $0.8 million and $1.1 million, respectively, and approximately $3.4 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.4 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $7.8 million and $5.6 million as of September 30, 2017 and December 31, 2016, respectively. We expect to recognize this unearned compensation over the next 2.7 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the nine months ended September 30, 2017 and 2016, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

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
As of September 30, 2017, 2,029,908 Class D units and 543,923 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $74.9 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of September 30, 2017 and December 31, 2016 was $28.7 million and $25.6 million, respectively, net of cancellations. As of September 30, 2017, 494,249 Class D units and 93,340 market performance-based RSUs had fully vested. We recognized compensation expense related to these awards of approximately $2.7 million and $1.9 million in the three months ended September 30, 2017 and 2016,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

respectively, and approximately $7.3 million and $5.9 million for the nine months ended September 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.9 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.
(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the nine-month period ended September 30, 2017:

	Period Ended September 30, 2017
	Shares	Weighted average exercise price
Options outstanding, beginning of period	17,674	$41.73
Exercised	(17,668)	41.73
Cancelled / Forfeited	(6)	41.73
Options outstanding, end of period	—	$—
Exercisable, end of period	—	$—

(d) Restricted Stock
Below is a summary of our restricted stock activity for the nine months ended September 30, 2017.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	274,642	$73.81
Granted	117,671	108.39
Vested	(96,123)	68.80
Cancelled or expired	(26,955)	84.22
Unvested, end of period	269,235	$89.67
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.
The expense recorded for the three months ended September 30, 2017 and 2016 related to grants of restricted stock was approximately $1.1 million and $1.1 million, respectively, and approximately $3.3 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $2.5 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $19.5 million and $14.7 million as of September 30, 2017 and December 31, 2016, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted-average basis.

15. Derivative Instruments

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
September 30, 2017 and 2016

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2017 or December 31, 2016.

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

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017 and 2016, there were no ineffective portions to our interest rate swaps.

As of September 30, 2017 and December 31, 2016, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2017		As of December 31, 2016
Currently-paying contracts
$206,000	(1)	$—		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$183	(6)	$—
54,905	(1)	—		Swap	1.605	Jun 6, 2017	Jan 6, 2020	52	(6)	—
—		206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	—		(90)	(6)
—		54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	—		16	(6)
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,773	(6)	1,911	(6)
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,431	(6)	1,487	(6)
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	7,141	(6)	8,128	(6)
—		130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	—		18	(6)
227,063	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(504)	(6)	(1,818)	(6)
78,987	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,918	(6)	1,556	(6)
$1,016,955		$1,124,181						$12,994		$11,208

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)	Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.34 to £1.00 as of September 30, 2017 and $1.23 to £1.00 as of December 31, 2016.

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.80 to 1.00 CAD as of September 30, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

(6)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of September 30, 2017, we estimate that an additional $0.8 million will be reclassified as an increase to interest expense during the twelve months ended September 30, 2018, when the hedged forecasted transactions impact earnings.
Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the nine months ended September 30, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of September 30, 2017.

16. Fair Value of Financial Instruments
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
The Company’s disclosures of estimated fair value of financial instruments at September 30, 2017 and December 31, 2016 were determined using available market information and appropriate valuation methods. Considerable judgment is

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in Note 15 "Derivative Instruments", the interest rate swaps and foreign currency forward contracts are recorded at fair value.
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
As of September 30, 2017 and December 31, 2016, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of September 30, 2017		As of December 31, 2016
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$146,536	$146,536	$210,077	$210,077
Unsecured term loans (2)(6)	Level 2	1,437,793	1,437,793	1,488,498	1,488,498
Unsecured senior notes (3)(4)(7)	Level 2	7,195,333	6,844,711	4,428,074	4,179,171
Mortgage loans (3)(8)	Level 2	106,708	106,775	3,217	3,250
		$8,886,370	$8,535,815	$6,129,866	$5,880,996

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2019 Notes, 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.750% 2025 Notes, 4.250% 2025 Notes, 2027 Notes and 2029 Notes are valued based on quoted market prices.

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2027 Notes and 2029 Notes are net of discount of $19,277 and $15,649 in the aggregate as of September 30, 2017 and December 31, 2016, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $8.1 million and $10.9 million as of September 30, 2017 and December 31, 2016, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $5.1 million and $6.1 million as of September 30, 2017 and December 31, 2016, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $38.4 million and $25.4 million as of September 30, 2017 and December 31, 2016, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.0 million as of September 30, 2017 and December 31, 2016, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

17. Commitments and Contingencies
(a) Contingent liabilities

Following the June 9, 2017 announcement that we and DFT had entered into the Merger Agreement, four purported stockholder class actions were filed in the United States District Court for the District of Columbia captioned: Scarantino v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01428 (D.D.C.) (filed July 18, 2017); Canchola v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01481 (D.D.C.) (filed July 24, 2017); Lawrence v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01465 (D.D.C.) (filed July 24, 2017); and McCullough v. DuPont Fabros Technology, Inc. et al., No. 1:17-cv-01563 (D.D.C.) (filed August 2, 2017).  All four complaints allege purported violations of the federal securities laws and name as defendants DFT and the members of DFT’s board of directors.  The Scarantino complaint also names as defendants DFT Operating Partnership, Digital Realty Trust, Inc., Digital Realty Trust, L.P., REIT Merger Sub, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC. Plaintiffs in each of the four actions allege primarily that the disclosures regarding the proposed mergers in the Form S-4 Registration Statement filed with the SEC on July 10, 2017 were inadequate in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9.  Plaintiffs sought to enjoin the merger, or to recover damages in the event the merger was consummated, along with costs and attorneys’ fees.  Since the merger was consummated, the parties agreed on and filed a stipulated dismissal of the actions, which is still pending before the Court.  We believe that the plaintiffs’ claims are without merit, and intend to vigorously defend against them in the event the Court does not grant the requested dismissal.

(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2017, we had open commitments, including amounts reimbursable of approximately $5.4 million, related to construction contracts of approximately $437.8 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2017, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2017 and 2016

18. Subsequent Events

In October 2017, the Company announced that it had entered into a 50/50 joint venture with Mitsubishi Corporation to provide data center solutions in Japan. Mitsubishi Corporation will contribute two existing data center facilities in the western Tokyo suburb of Mitaka, while the Company will contribute its recently completed data center development project in Osaka. The three seed assets are collectively valued at approximately 40 billion Japanese Yen, or approximately $350 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facility, potential litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of current global economic, credit and market conditions; current local economic conditions in our metropolitan areas; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant customers; bankruptcy or insolvency of a major customer or a significant number of smaller customers; defaults on or non-renewal of leases by customers; our failure to obtain necessary debt and equity financing; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical and information security infrastructure or services or availability of power; our failure to successfully integrate and operate acquired or developed properties or businesses; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and development space; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; the impact of the United Kingdom’s referendum on withdrawal from the European Union on global financial markets and our business; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates; our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate acquisitions or investments; changes in financial markets and interest rates, or to our business or financial condition; the nature and extent of future competition; our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due; Digital Realty Trust, Inc’s ability and willingness to maintain its qualification as a REIT due to economic, market, legal, tax or other considerations; availability to us of financing and capital; our ability to deliver high quality properties and services, to attract and retain qualified personnel and to attract and retain tenants; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; risks associated with achieving expected revenue synergies or cost savings as a result of the DFT merger; and risks associated with unexpected costs or unexpected liabilities that may arise from the DFT merger.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2016 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.
Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

Overview
Our company. Digital Realty Trust, Inc. completed its initial public offering of common stock, or our IPO, on November 3, 2004. We believe that we have operated in a manner that has enabled Digital Realty Trust, Inc. to qualify, and Digital Realty Trust, Inc. has elected to be treated, as a REIT under Sections 856 through 860 of the Code. Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of Digital Realty Trust, Inc. common stock in connection with the initial capitalization of the company. Our operating partnership was formed on July 21, 2004.

On September 14, 2017, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub, LLC, a wholly owned subsidiary of Digital Realty Trust, Inc.(“Merger Sub”), Penguins OP Sub 2, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P. (“Merger Sub GP”), Penguins OP Sub, LLC, a subsidiary of Digital Realty Trust, L.P. and Merger Sub GP (the “Partnership Merger Sub”), DuPont Fabros Technology, Inc., a Maryland corporation (“DFT”), and DuPont Fabros Technology, L.P., a Maryland limited partnership (the “DFT Operating Partnership”) (i) DFT merged with and into Merger Sub (the “REIT Merger”) and (ii) the Partnership Merger Sub merged with and into the DFT Operating Partnership (the “Partnership Merger” and, together with the REIT Merger, the “DFT merger” or “the merger”). Upon completion of the REIT Merger, Merger Sub survived and the separate corporate existence of DFT ceased.
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
As of September 30, 2017, our portfolio consisted of 159 properties, including nine properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with approximately 31.5 million rentable square feet including approximately 2.8 million square feet of space under active development and approximately 1.7 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 20 parcels of developable land we own as of September 30, 2017 comprised approximately 552 acres. At September 30, 2017, approximately 2.8 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. domestic metropolitan areas, three European metropolitan areas, one Canadian metropolitan area, one Australian metropolitan area and one Asian metropolitan area, consisting of approximately 1.4 million square feet of base building construction and 1.4 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on September 30, 2017 of $118.33, our ratio of debt to total enterprise value was approximately 24%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of September 30, 2017, our portfolio consisted of 159 properties, including nine properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout North America, with 32 properties located in Europe, four properties in Asia and three properties in Australia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of September 30, 2017 (3)	Square Feet of Space Held for Future Development as of September 30, 2017 (4)
2002	4		1,065,405	22,535	51,850
2003	4	(5)	821,603	—	—
2004	10	(5)	2,380,432	13,500	89,923
2005	18	(5)	2,778,727	—	119,779
2006	16		2,196,259	—	340,203
2007	11	(5)(6)	1,378,590	—	—
2008	4		481,575	17,000	24,539
2009	8	(7)(9)(10)	1,976,159	125,411	130,330
2010	15		2,562,718	65,680	68,247
2011	11	(5)(8)	2,137,650	176,150	117,068
2012	14		2,880,540	—	219,587
2013	10	(5)	1,178,909	179,946	220,480
2014	—		—	—	—
2015	10	(11)	929,719	225,599	275,546
2016	9	(12)	411,524	475,889	68,670
2017	15	(13)(14)	3,855,518	1,458,148	—
Operating properties owned as of September 30, 2017	159		27,035,328	2,759,858	1,726,222

(1)
Excludes  properties sold: 8025 North Interstate 35 (August 2017), 114 Rue Ambroise Croizat (August 2016), 210 N. Tucker Boulevard (July 2016), 900 Walnut Street (July 2016), 251 Exchange Place (July 2016), 1807 Michael Faraday Court (July 2016), 47700 Kato Road and 1055 Page Avenue (January 2016), 650 Randolph Road (December 2015), 833 Chestnut Street (April 2015), 3300 East Birch Street (March 2015), 100 Quannapowitt (February 2015), 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway data center located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Excludes 20 developable land parcels. Includes 12 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York), 43915 Devin Shafron Drive (Northern Virginia) and 33 Chun Choi Street (Hong Kong); and two properties held in our non-managed unconsolidated joint ventures consisting of 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).

(2)
Current net rentable square feet as of September 30, 2017, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for future development.

(3)	Space under active development includes current base building and data center projects in progress, and excludes space held for future development.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of September 30, 2017, there were nine properties held for sale; one was acquired in 2003, two in 2004, one in 2005, one in 2007, two in 2011 and two in 2013.

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

(11)
Includes eight properties that were added as part of the acquisition of Telx, two of which are owned: 56 Marietta Street (Atlanta) and 100 Delawanna Avenue (New York); and six that are leased from third parties: 60 Hudson Street (New York), 32 Avenue of the Americas (New York), 2 Peekay Drive (New York), 2820 Northwestern Parkway (Silicon Valley), 8435 N. Stemmons Freeway (Dallas) and 3433 S. 120th Place (Seattle). Telx also leases space at 111 8th Avenue (New York), which is partially subleased by Telx from our company and partially subleased from third parties.

(12)	Includes eight properties that were added as part of the European portfolio acquisition, one of which is owned, with the remaining seven being leased from third parties.

(13)	A building (2425-2553 Edgington Street) acquired in May 2017 is being included as part of our Franklin Park campus in Chicago, which was acquired in 2012.

(14)
Includes the 15 properties acquired in connection with the DFT merger, which closed in September 2017, all of which are owned: 44521 Hastings Drive (Northern Virginia), 44480 Hastings Drive (Northern Virginia), 21625 Gresham Drive (Northern Virginia), 44461 Chilum Place (Northern Virginia), 44520 Hastings Drive (Northern Virginia), 21745 Sir Timothy Drive (Northern Virginia), 1780 Business Center Drive (Northern Virginia), 8217 Linton Hall Road (Northern Virginia), 44490 Chilum Place (Northern Virginia), 21744 Sir Timothy Drive (Northern Virginia), 2220 De La Cruz Boulevard (Silicon Valley), 2200 Busse Road (Chicago), 2299 Busse Road (Chicago), 1420 East Devon Avenue (Chicago) and 1 Century Place (Toronto).

As of September 30, 2017, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 90.8% leased excluding approximately 2.8 million square feet of space under active development and approximately 1.7 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2017, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2018 are 9.5% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of September 30, 2017.
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
Foreign currency exchange risk. For the nine months ended September 30, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of our operating properties and to lease currently available space and space available from lease terminations. Excluding approximately 2.8 million square feet of space under active development and approximately 1.7 million square feet of space held for future development as of September 30, 2017, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 90.8% of our net rentable square feet.
As of September 30, 2017, we had approximately 2,300 customers in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2017, approximately 92% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 25.2 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at September 30, 2017 is approximately 1.4 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased over 4.5 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of September 30, 2017, we had approximately 2.8 million square feet of space under active development and approximately 1.7 million square feet of space held for future development, or approximately 15% of the total rentable space in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.4 million square feet of available space in our portfolio, which excludes approximately 2.8 million square feet of space under active development and approximately 1.7 million square feet of space held for future development as of September 30, 2017 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 1.3% and 8.2% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2017 and the year ending December 31, 2018, respectively.

During the nine months ended September 30, 2017, we signed new leases totaling approximately 0.8 million square feet of space and renewal leases totaling approximately 1.7 million square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2017:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	406,082	$127.48	$130.09	2.0%	$9.49	5.4
Powered Base Building ®	634,325	$30.33	$37.95	25.1%	$5.02	7.7
Colocation	314,706	$287.36	$296.74	3.3%	$—	1.4
Non-technical	334,802	$22.60	$21.67	(4.1)%	$17.76	12.3
New Leases Signed (5)
Turn-Key Flex ®	614,134	—	$148.44	—	$29.90	7.3
Colocation	91,120	—	$268.07	—	$27.30	2.5
Non-technical	135,050	—	$23.36	—	$51.25	10.0
Leasing Activity Summary
Turn-Key Flex ®	1,020,216	—	$141.14	—	—
Powered Base Building ®	634,325	—	$37.95	—	—
Colocation	405,826	—	$290.30	—	—
Non-technical	469,852	—	$22.16	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2017 to 2019.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on any new, re-leased or renewed data center space leases for 2017 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and up slightly on a cash basis. For the nine months ended September 30, 2017, rents on renewed space increased by an average of 2.0% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 25.1% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of September 30, 2017, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of September 30, 2017 total annualized rent (1)
Northern Virginia	21.7%
Chicago	11.0%
Silicon Valley	9.5%
London, United Kingdom	9.5%
New York	9.4%
Dallas	8.4%
Phoenix	4.4%
San Francisco	3.3%
Singapore	3.2%
Seattle	2.5%
Atlanta	2.5%
Amsterdam, Netherlands	2.2%
Boston	2.1%
Other	10.3%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2017 multiplied by 12. The aggregate amount of abatements for the nine months ended September 30, 2017 was approximately $13.6 million.

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
In the absence of comprehensive federal climate change legislation, over the past several years, regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and states took the lead in regulating GHG emissions in the U.S. Under the Obama administration, the EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The Trump administration has signaled that it intends to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus the EPA’s mission away from such regulation.

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. In March 2017, President Trump ordered the EPA to review and if appropriate revise or rescind the Clean Power Plan, and the EPA initiated this review in April 2017. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. The Trump administration may seek to revise or reverse these regulations.

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
Interest rates. As of September 30, 2017, we had approximately $1.0 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our 2016 unsecured term loans, along with $146.5 million, $524.8 million and $147.7 million of variable rate debt that was outstanding on the global revolving credit facility, the unswapped portion of the 2016 unsecured term loans and the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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
From time to time, we will receive offers from third parties to purchase our properties, either solicited or unsolicited. For those offers that we accept, the prospective buyers will usually require a due diligence period before consummation of the transactions. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all criteria under the GAAP guidance have been met.
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

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016. A summary of our operating results for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income Statement Data:
Total operating revenues	$609,925	$546,293	$1,726,483	$1,565,426
Total operating expenses	(543,768)	(430,543)	(1,392,386)	(1,219,262)
Operating income	66,157	115,750	334,097	346,164
Other expenses, net	(53,682)	106,685	(157,488)	(10,452)
Net income	$12,475	$222,435	$176,609	$335,712
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
We acquired the following real estate during the nine months ended September 30, 2017 (excluding real estate acquired in connection with DFT merger):

Location	Market	Date Acquired	Amount (in millions)(2)
Osaka Phase II (1)	Osaka, Japan	March 15, 2017	$13.6
2553 Edgington Street	Chicago	May 11, 2017	14.1
De President Phase II (1)	Amsterdam	June 23, 2017	6.3
NE Corner of Campbell Road and Ferris Road (1)	Dallas	August 17, 2017	5.4
Osaka Phase III (1)	Osaka, Japan	September 13, 2017	4.7
			$44.1

(1)	Represents currently vacant land which is not included in our operating property count.

(2)	Purchase price in U.S. dollars and excludes capitalized closing costs.
Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016
Portfolio
As of September 30, 2017, our portfolio consisted of 159 properties, including nine properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 31.5 million rentable square feet including 2.8 million square feet of space under active development and 1.7 million square feet of space held for future development compared to a portfolio consisting of 144 properties, including three properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 25.3 million rentable square feet including 1.3 million square feet of space under active development and 1.1 million square feet of space held for future development as of September 30, 2016. The changes in our portfolio reflect the acquisition of 15 properties as part of the DFT merger and the sale of one property during the twelve months ended September 30, 2017. In addition, one property was placed into service during the twelve months ended September 30, 2017, developed on a land parcel which was acquired prior to October 1, 2016.

Revenues
Total operating revenues for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental	$440,591	$395,212	$45,379	$1,257,293	$1,143,449	$113,844
Tenant reimbursements	107,613	95,665	11,948	288,243	268,094	20,149
Interconnection and other	59,851	53,897	5,954	175,377	149,223	26,154
Fee income	1,662	1,517	145	4,986	4,567	419
Other	208	2	206	584	93	491
Total operating revenues	$609,925	$546,293	$63,632	$1,726,483	$1,565,426	$161,057
The following table shows revenues for the three and nine months ended September 30, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental	$247,326	$243,268	$4,058	$193,265	$151,944	$41,321
Tenant reimbursements	55,752	60,759	(5,007)	51,861	34,906	16,955
Interconnection and other	50,835	45,425	5,410	9,016	8,472	544
Operating revenues	$353,913	$349,452	$4,461	$254,142	$195,322	$58,820

	Stabilized			Pre-Stabilized and Other
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental	$741,604	$734,985	$6,619	$515,689	$408,464	$107,225
Tenant reimbursements	161,085	166,736	(5,651)	127,158	101,358	25,800
Interconnection and other	149,455	132,723	16,732	25,922	16,500	9,422
Operating revenues	$1,052,144	$1,034,444	$17,700	$668,769	$526,322	$142,447
Stabilized rental revenues increased $4.1 million and $6.6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of new leasing at our properties during the twelve months ended September 30, 2017, the largest of which was for space at 1-11 Templar Road, 1725 Comstock Street and 200 Paul Avenue, offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily as a result of increased property tax reimbursements due to one-time reductions in 2015-2016 at two properties in the stabilized portfolio as well as lower utility reimbursements due to decreased usage and vacancies at certain properties. Stabilized interconnection and other revenues increased for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of increased product sales during the twelve months ended September 30, 2017 in the stabilized portfolio.

Pre-stabilized and other revenues increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of the properties acquired in the DFT merger, which contributed approximately $17.6 million and $9.7 million to the rental revenue and tenant reimbursement increases, respectively. Pre-stabilized and other revenues increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily a result of the European portfolio acquisition, which contributed approximately $43.8 million and $7.0 million to the rental revenue and interconnection revenue increases, respectively, along with new leases at our properties during the twelve months ended September 30, 2017, primarily leases of completed development space, the largest of which were for space at 44100 Digital Loudoun Plaza, 9355 Grand Avenue, 1210 Integrity Way, 907 Security Row and 43780 Digital Loudoun Plaza and offset partially by a decrease in revenues as a result of properties sold during the twelve months ended September 30, 2017.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$190,061	$177,192	$12,869	$534,116	$490,909	$43,207
Property taxes	32,586	20,620	11,966	87,666	75,400	12,266
Insurance	2,590	2,470	120	7,758	7,123	635
Depreciation and amortization	199,914	178,133	21,781	554,491	522,743	31,748
General and administrative	43,765	46,135	(2,370)	115,921	111,580	4,341
Transaction and integration expenses	42,809	6,015	36,794	60,367	11,530	48,837
Impairment of investments in real estate	28,992	—	28,992	28,992	—	28,992
Other	3,051	(22)	3,073	3,075	(23)	3,098
Total operating expenses	$543,768	$430,543	$113,225	$1,392,386	$1,219,262	$173,124
Interest expense	$71,621	$63,084	$8,537	$184,653	$180,254	$4,399

The following table shows expenses for the three and nine months ended September 30, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized			Pre-Stabilized and Other
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$104,959	$109,956	$(4,997)	$85,102	$67,236	$17,866
Property taxes	19,007	17,173	1,834	13,579	3,447	10,132
Insurance	1,950	1,859	91	640	611	29
Operating expenses	$125,916	$128,988	$(3,072)	$99,321	$71,294	$28,027

	Stabilized			Pre-stabilized and Other
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$306,642	$311,000	$(4,358)	$227,474	$179,909	$47,565
Property taxes	52,008	51,350	658	35,658	24,050	11,608
Insurance	5,949	5,527	422	1,809	1,596	213
Operating expenses	$364,599	$367,877	$(3,278)	$264,941	$205,555	$59,386
Stabilized rental property operating and maintenance expenses decreased approximately $5.0 million in the three months ended September 30, 2017 and decreased approximately $4.4 million in the nine months ended September 30, 2017, compared to the same periods in 2016. The decreases for the three- and six-month periods were primarily as a result of reduced labor costs and cost containment measures across the portfolio.
Stabilized property taxes increased by approximately $1.8 million in the three months ended September 30, 2017 and increased approximately $0.7 million in the nine months ended September 30, 2017. The decrease for the nine-month period was primarily as a result of a property tax refund at one property in California in 2017 within the stabilized pool.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $17.9 million and $47.6 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of the European portfolio acquisition, which contributed approximately $1.2 million and $19.7 million to the increases along with the properties acquired in the DFT mergers, which contributed approximately $7.7 million for both periods reported, and leasing of completed and delivered inventory.
Pre-stabilized and other property tax expense increased approximately $10.1 million and $11.6 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to a tax refund received in 2016 at one property in Singapore due to a change in assessed value.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $21.8 million and $31.7 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, principally because of the European portfolio acquisition, which contributed approximately $0.5 million and $21.7 million, respectively, to the increase along with the properties acquired in the DFT merger, which contributed approximately $16.3 million for both periods reported, offset by an impairment charge on the Telx tradename of approximately $6.1 million recorded in the quarter ended June 30, 2016 along with fully depreciated building assets during the twelve months ended September 30, 2017.

General and Administrative

General and administrative expenses decreased by approximately $2.4 million and increased by approximately $4.3 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the nine-month period is primarily due to an increase in headcount from 2016 to 2017 to support the company's continued growth.

Transactions and Integration Expenses

Transactions and integration expense increased by approximately $36.8 million and $48.8 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, principally due to $32.9 million and $42.3 million of transaction expenses for the three and nine months ended September 30, 2017, respectively, related to the DFT merger along with integration expenses attributable to the acquisition of Telx, which was acquired in October 2015, and the European portfolio acquisition, which was acquired in July 2016.

Interest Expense

Interest expense increased by approximately $8.5 million and $4.4 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to the issuance of the 2019 Notes in May 2017, the issuance of GBP Notes in July 2017 and the issuance of USD Notes in August 2017.

Other Income (Expense)

Gain on Sale of Properties

During the three and nine months ended September 30, 2017, we recognized a gain on sale of properties of $9.8 million primarily related to the disposition of 8025 North Interstate 35, which sold for $20.2 million in August 2017, as compared to $170.1 million during the nine months ended September 30, 2016, primarily related to the disposition of 47700 Kato Road and 1055 Page Avenue, which sold for $37.5 million in January 2016, a four-property portfolio comprised of 210 N. Tucker Boulevard, 900 Walnut Street, 251 Exchange Place and 1807 Michael Faraday Court, which sold for $114.5 million in the aggregate in July 2016, and 114 Ambroise Croizat, which sold for $212.0 million in August 2016.

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
Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on September 22, 2017, which allows our parent company to register an unspecified amount of various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through September 30, 2017, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

DFT Merger Financing

On July 21, 2017, Digital Stout Holding, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P., issued and sold £250 million aggregate principal amount of 2.750% Guaranteed Notes due 2024, or the 2.750% 2024 Notes, and £350 million aggregate principal amount of 3.300% Guaranteed Notes due 2029, or the 2029 Notes and, together with the 2.750% 2024 Notes, the GBP Notes. The GBP Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately £592.3 million after deducting managers’ discounts and estimated offering expenses.

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

On August 7, 2017, our parent company issued 8,000,000 shares of its 5.250% series J cumulative redeemable preferred stock, or the series J preferred stock, in an underwritten public offering for net proceeds of approximately $193.7 million.

We used the net proceeds from the offering of the 2.750% 2024 Notes, the USD Notes and the issuance of the series J preferred stock to fund a portion of the repayment, redemption and/or discharge of DFT debt and the payment of certain transaction fees and expenses incurred in connection with the DFT merger.
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

Our parent company has declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2017 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series F Preferred Stock (1)	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$148,358
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	150,814
August 7, 2017	September 29, 2017	—	3,672	6,730	3,969	191,041
		$3,023	$11,016	$20,190	$11,907	$490,213

Annual rate of dividend per share		$1.656	$1.469	$1.844	$1.588	$3.720

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
As of September 30, 2017, we had $192.6 million of cash and cash equivalents, excluding $17.8 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.
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
On January 15, 2016, the operating partnership refinanced its global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility which that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of September 30, 2017, borrowings under the global revolving credit facility bore interest at an overall blended rate of 0.93% comprised of 0.61% (Euro), 1.54% (Hong Kong dollars), 0.95% (Japanese yen) and 2.33% (Canadian dollars). The interest rates are based on 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.00%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2017, we have capitalized approximately $8.1 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of September 30, 2017, approximately $146.5 million was drawn under the global revolving credit facility and $20.5 million of letters of credit were issued, leaving approximately $1.9 billion available for use.
On January 15, 2016, the operating partnership refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. In August 2017, we prepaid $104.0 million on the U.S. dollar tranche. Based on exchange rates in effect at September 30, 2017, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of September 30, 2017, we have capitalized approximately $5.1 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

In October 2017, we entered into an agreement to acquire a 250,000 square foot data center on a 19-acre site in Northlake, Illinois from a non-traded, publicly registered REIT for a purchase price of $315 million. The property is located approximately four miles from our Franklin Park campus. The transaction remains subject to certain closing conditions, and we cannot provide any assurances if or when the transaction will close.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate) as of September 30, 2017 and December 31, 2016:

Development Lifecycle	As of September 30, 2017				As of December 31, 2016
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost

Development Construction in Progress
Space Held for Development (5)	1,564,883	$407,347	$—	$407,347	920,232	$284,234	$—	$284,234
Base Building Construction	1,362,531	199,056	113,552	312,608	1,189,110	116,925	154,248	271,173
Data Center Construction	1,397,327	789,967	444,206	1,234,173	831,706	309,065	447,324	756,389
Equipment Pool & Other Inventory		7,945	—	7,945		9,642	—	9,642
Campus, Tenant Improvements & Other		1,424	6,746	8,170		12,564	22,115	34,679
Total Development Construction in Progress	4,324,741	1,405,739	564,504	1,970,243	2,941,048	732,430	623,687	1,356,117
Land Inventory	(1)	330,101	—	330,101	(1)	195,525	—	195,525
Enhancement & Other		19,872	10,041	29,913		8,623	8,060	16,683
Recurring		28,206	44,612	72,818		13,983	25,506	39,489
Total Construction in Progress		$1,783,918	$619,157	$2,403,075		$950,561	$657,253	$1,607,814

(1)	Represents approximately 552 acres as of September 30, 2017 and approximately 286 acres as of December 31, 2016.

(2)	Represents balances incurred through September 30, 2017 and included in land and building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2016 and included in land and building and improvements in the condensed consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 1.4 million square feet of Turn Key Flex® and Powered Base Building® product with a cost to date of approximately $790.0 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2017, we had approximately 2.8 million square feet of space under active development and approximately 1.7 million square feet of space held for future development and we also owned approximately 1.4 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At September 30, 2017, the approximate 2.8 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. domestic metropolitan areas, three European metropolitan areas, one Canadian metropolitan area, one Australian metropolitan area and one Asian metropolitan area, consisting of approximately 1.4 million square feet of base building construction and 1.4 million square feet of data center construction. At September 30, 2017, we had open commitments, including amounts reimbursable of approximately $5.4 million, related to construction contracts of approximately $437.8 million. We currently expect to incur approximately $0.3 billion to $0.4 billion of capital expenditures for our development programs during the three months ending December 31, 2017, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the nine months September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Development projects	$597,637	$413,647
Enhancement and improvements	5,897	3,382
Recurring capital expenditures	90,992	54,230
Total capital expenditures (excluding indirect costs)	$694,526	$471,259
For the nine months ended September 30, 2017, total capital expenditures increased $223.3 million to approximately $694.5 million from $471.3 million for the same period in 2016. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2017 were approximately $603.5 million, which reflects an increase of approximately 45% from the same period in 2016. This increase was primarily due to increased spending for ground-up development projects, Turn-Key Flex product and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2017 and 2016 were $69.4 million and $61.9 million, respectively. Capitalized interest comprised approximately $13.7 million and $11.4 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2017 and 2016. Capitalized interest in the nine months ended September 30, 2017 increased compared to the same period in 2016 due to an increase in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2017.
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
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the nine months ended September 30, 2017, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series F Preferred Units (1)	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
March 1, 2017	March 31, 2017	$3,023	$3,672	$6,730	$3,969	$150,968
May 8, 2017	June 30, 2017	—	3,672	6,730	3,969	153,176
August 7, 2017	September 29, 2017	—	3,672	6,730	3,969	199,049
		$3,023	$11,016	$20,190	$11,907	$503,193

Annual rate of distribution per unit		$1.656	$1.469	$1.844	$1.588	$3.720

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

Commitments and Contingencies

Following the June 9, 2017 announcement that we and DFT had entered into the Merger Agreement, four purported stockholder class actions were filed in the United States District Court for the District of Columbia captioned: Scarantino v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01428 (D.D.C.) (filed July 18, 2017); Canchola v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01481 (D.D.C.) (filed July 24, 2017); Lawrence v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01465 (D.D.C.) (filed July 24, 2017); and McCullough v. DuPont Fabros Technology, Inc. et al., No. 1:17-cv-01563 (D.D.C.) (filed August 2, 2017).  All four complaints allege purported violations of the federal securities laws and name as defendants DFT and the members of DFT’s board of directors.  The Scarantino complaint also names as defendants the DFT Operating Partnership, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub, LLC, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC. Plaintiffs in each of the four actions allege primarily that the disclosures regarding the proposed mergers in the Form S-4 Registration Statement filed with the SEC on July 10, 2017 were inadequate in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9.  Plaintiffs sought to enjoin the DFT merger, or to recover damages in the event the DFT merger was consummated, along with costs and attorneys’ fees.  Since the DFT merger was consummated, the parties agreed on and filed a stipulated dismissal of the actions, which is still pending before the Court.  We believe that the plaintiffs’ claims are without merit, and intend to vigorously defend against them in the event the Court does not grant the requested dismissal.
As of September 30, 2017, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR, GBP-LIBOR and CDOR based tranches of the unsecured term loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of September 30, 2017 (in millions):

Debt Summary:
Fixed rate	$6,614.7
Variable rate debt subject to interest rate swaps	1,017.0
Total fixed rate debt (including interest rate swaps)	7,631.7
Variable rate—unhedged	923.1
Total	$8,554.8
Percent of Total Debt:
Fixed rate (including swapped debt)	89.2%
Variable rate	10.8%
Total	100.0%
Effective Interest Rate as of September 30, 2017 (1)
Fixed rate (including hedged variable rate debt)	3.78%
Variable rate	1.63%
Effective interest rate	3.55%

(1)	Excludes impact of deferred financing cost amortization.
As of September 30, 2017, we had approximately $8.6 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 24% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2017 of $118.33). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of September 30, 2017, our debt had a weighted average term to initial maturity of approximately 5.9 years (or approximately 5.9 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of September 30, 2017, we were party to interest rate swap agreements related to $1.0 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of September 30, 2017, our pro-rata share of debt of unconsolidated joint ventures was approximately $153.0 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016
The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$681,551	$627,053	$54,498
Net cash used in investing activities	(717,970)	(1,074,419)	356,449
Net cash provided by financing activities	223,544	420,735	(197,191)
Net increase (decrease) in cash, cash equivalents and restricted cash	$187,125	$(26,631)	$213,756
The increase in net cash provided by operating activities was due to the European portfolio acquisition and the DFT merger and increased revenues from new leasing at our stabilized properties and completed and leased development space which was partially offset by increased operating expenses and properties sold. Our portfolio consisted of 159 operating properties at September 30, 2017 versus 144 operating properties as of September 30, 2016.
Net cash used in investing activities decreased for the nine months ended September 30, 2017, primarily as a result of a decrease in acquisitions in real estate (European portfolio acquisition closed in July 2016) offset by an increase in cash paid for capital expenditures for the nine months ended September 30, 2017 ($763.9 million) as compared to the same period in 2016 ($549.4 million).
Net cash flows used in financing activities for the company consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2017	2016	Change
Repayments of borrowings, net of proceeds	$(1,576,275)	$(445,961)	$(1,130,314)
Net proceeds from issuance of common and preferred stock, including equity plans	411,109	1,090,820	(679,711)
Redemption of preferred stock	(182,500)	(287,500)	105,000
Proceeds from unsecured senior notes	2,265,060	675,591	1,589,469
Dividend and distribution payments	(693,485)	(587,998)	(105,487)
Other	(365)	(24,217)	23,852
Net cash provided by financing activities	$223,544	$420,735	$(197,191)

The decrease in cash flows provided by financing activities was due to proceeds from borrowings, net of repayments increasing during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 along with lower proceeds in 2017 from the the issuance of common stock and preferred stock as compared to 2016 offset by higher proceeds for the issuance of the 2019 Notes, the GBP Notes and the USD Notes in the nine months ended September 30, 2017 as compared to the issuance of the 2.625% 2024 Notes in April 2016. The increase in dividend and distribution payments for the nine months ended September 30, 2017 as compared to the same period in 2016 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2017 as compared to 2016. In September 2017, at the effective time of the DFT merger, our operating partnership issued common units to holders of common units in the DFT Operating Partnership.

Net cash flows used in financing activities for the operating partnership consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2017	2016	Change
Repayments of borrowings, net of proceeds	$(1,576,275)	$(445,961)	$(1,130,314)
General partner contributions, net	228,609	803,320	(574,711)
Proceeds from unsecured senior notes	2,265,060	675,591	1,589,469
Distribution payments	(693,485)	(587,998)	(105,487)
Other	(365)	(24,217)	23,852
Net cash provided by financing activities	$223,544	$420,735	$(197,191)

The decrease in cash flows provided by financing activities was due to proceeds from borrowings, net of repayments increasing during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 along with lower proceeds in 2017 from the issuance of common units and preferred units as compared to 2016 offset by higher proceeds for the issuance of the 2019 Notes, the GBP Notes and the USD Notes in the nine months ended September 30, 2017 as compared to the issuance of the 2.625% 2024 Notes in April 2016. The increase in distribution payments for the nine months ended September 30, 2017 as compared to the same period in 2016 was due to an increase in the number of units outstanding and distribution amount per unit in 2017 as compared to 2016. In September 2017, at the effective time of the DFT merger, our operating partnership issued common units to holders of common units in the DFT Operating Partnership.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2017, amounted to 4.0% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income available to common stockholders	$(4,140)	$187,330	$119,842	$254,406
Adjustments:
Noncontrolling interests in operating partnership	(79)	3,024	1,632	4,144
Real estate related depreciation and amortization (1)	196,871	175,332	545,328	509,287
Impairment charge on Telx trade name	—	—	—	6,122
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	2,732	2,810	8,243	8,423
Impairment of investments in real estate	28,992	—	28,992	—
Gain on sale of properties	(9,750)	(169,000)	(9,608)	(170,097)
FFO available to common stockholders and unitholders (2)	$214,626	$199,496	$694,429	$612,285
Basic FFO per share and unit	$1.24	$1.33	$4.18	$4.10
Diluted FFO per share and unit (2)	$1.23	$1.31	$4.16	$4.08
Weighted average common stock and units outstanding
Basic	173,461	149,778	166,048	149,352
Diluted (2)	174,170	151,765	166,938	150,076
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$199,914	$178,133	554,491	522,743
Non-real estate depreciation	(3,043)	(2,801)	(9,163)	(7,334)
Impairment charge on Telx trade name	—	—	—	(6,122)
	$196,871	$175,332	$545,328	$509,287

(2)
For all periods presented, we have excluded the effect of dilutive series C, series E, series F, series G, series H, series I and series J preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series E, series F, series G, series H, series I and series J preferred stock, as applicable, which we consider highly improbable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common stock and units outstanding	173,461	149,778	166,048	149,352
Add: Effect of dilutive securities	709	1,987	890	724
Weighted average common stock and units outstanding—diluted	174,170	151,765	166,938	150,076

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2017, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$6,614.7	$6,946.3
Variable rate debt subject to interest rate swaps	1,017.0	1,017.0
Total fixed rate debt (including interest rate swaps)	7,631.7	7,963.3
Variable rate debt	923.1	923.1
Total outstanding debt	$8,554.8	$8,886.4
Interest rate derivatives included in this table and their fair values as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2017		As of December 31, 2016
Currently-paying contracts
$206,000	(1)	$—		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$183	(6)	$—
54,905	(1)	—		Swap	1.605	Jun 6, 2017	Jan 6, 2020	52	(6)	—
—		206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	—		(90)	(6)
—		54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	—		16	(6)
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,773	(6)	1,911	(6)
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,431	(6)	1,487	(6)
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	7,141	(6)	8,128	(6)
—		130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	—		18	(6)
227,063	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(504)	(6)	(1,818)	(6)
78,987	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,918	(6)	1,556	(6)
$1,016,955		$1,124,181						$12,994		$11,208

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)	Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.34 to £1.00 as of September 30, 2017 and $1.23 to £1.00 as of December 31, 2016.

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.80 to 1.00 CAD as of September 30, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

(6)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2017:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4.5
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(4.6)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.9
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.9)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	62.3
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(57.6)
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
Foreign Currency Exchange Risk
For the nine months ended September 30, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2017 and 2016, operating revenues from properties outside the United States contributed $131.7 million and $122.5 million, respectively, which represented 21.6% and 22.4% of our total operating revenues, respectively. For the nine months ended September 30, 2017 and 2016, operating revenues from properties outside the United States contributed $380.0 million and $321.8 million, respectively, which represented 22.0% and 20.6% of our total operating revenues, respectively. Net investment in properties outside the United States was $3.2 billion and $2.6 billion as of September 30, 2017 and December 31, 2016, respectively. Net assets in foreign operations were approximately $0.2 billion and $0.9 billion as of September 30, 2017 and December 31, 2016, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Following the June 9, 2017 announcement that we and DFT had entered into the Merger Agreement, four purported stockholder class actions were filed in the United States District Court for the District of Columbia captioned: Scarantino v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01428 (D.D.C.) (filed July 18, 2017); Canchola v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01481 (D.D.C.) (filed July 24, 2017); Lawrence v. DuPont Fabros Technology, Inc., et al., No. 1:17-cv-01465 (D.D.C.) (filed July 24, 2017); and McCullough v. DuPont Fabros Technology, Inc. et al., No. 1:17-cv-01563 (D.D.C.) (filed August 2, 2017).  All four complaints allege purported violations of the federal securities laws and name as defendants DFT and the members of DFT’s board of directors.  The Scarantino complaint also names as defendants the DFT Operating Partnership, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub, LLC, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC. Plaintiffs in each of the four actions allege primarily that the disclosures regarding the proposed mergers in the Form S-4 Registration Statement filed with the SEC on July 10, 2017 were inadequate in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9.  Plaintiffs sought to enjoin the merger, or to recover damages in the event the merger was consummated, along with costs and attorneys’ fees.  Since the merger was consummated, the parties agreed on and filed a stipulated dismissal of the actions, which is still pending before the Court.  We believe that the plaintiffs’ claims are without merit, and intend to vigorously defend against them in the event the Court does not grant the requested dismissal.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

None.
Digital Realty Trust, L.P.
During the three months ended September 30, 2017, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended September 30, 2017, Digital Realty Trust, Inc. issued an aggregate of 5,209 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2017, our operating partnership issued an aggregate of 5,209 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended September 30, 2017, an aggregate of 12,239 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 7,030 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $21.2 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub LLC, Penguins OP Sub, LLC, Penguins OP Sub 2, LLC, DuPont Fabros Technology, Inc., and DuPont Fabros Technology, L.P. (incorporated by reference to Exhibit 2.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 9, 2017).

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

3.4
Sixteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

4.1
Supplemental Indenture No. 2, dated as of August 7, 2017, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 2.750% Notes due 2023, the form of 3.700% Notes due 2027 and the guarantees (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on August 7, 2017).

4.2
First Supplemental Indenture, dated as of September 14, 2017, among Digital Realty Trust, Inc., DuPont Fabros Technology, L.P., the guarantor parties thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

4.3
Third Supplemental Indenture, dated as of September 14, 2017, among Digital Realty Trust, Inc., DuPont Fabros Technology, L.P., the guarantor parties thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

4.4
Indenture, dated as of July 21, 2017, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.750% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 21, 2017).

4.5
Indenture, dated as of July 21, 2017, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 3.300% Guaranteed Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 21, 2017).

4.6
Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on September 13, 2017).

4.7
Specimen Certificate for Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

10.1†
Fourth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 9, 2017	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 9, 2017	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 9, 2017	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

November 9, 2017		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 9, 2017		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 9, 2017		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub LLC, Penguins OP Sub, LLC, Penguins OP Sub 2, LLC, DuPont Fabros Technology, Inc., and DuPont Fabros Technology, L.P. (incorporated by reference to Exhibit 2.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 9, 2017).

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

3.4
Sixteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

4.1
Supplemental Indenture No. 2, dated as of August 7, 2017, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 2.750% Notes due 2023, the form of 3.700% Notes due 2027 and the guarantees (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on August 9, 2017).

4.2
First Supplemental Indenture, dated as of September 14, 2017, among Digital Realty Trust, Inc., DuPont Fabros Technology, L.P., the guarantor parties thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

4.3
Third Supplemental Indenture, dated as of September 14, 2017, among Digital Realty Trust, Inc., DuPont Fabros Technology, L.P., the guarantor parties thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

4.4
Indenture, dated as of July 21, 2017, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.750% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 21, 2017).

4.5
Indenture, dated as of July 21, 2017, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 3.300% Guaranteed Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 21, 2017).

4.6
Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on September 13, 2017).

4.7
Specimen Certificate for Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

10.1†
Fourth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.