Form 10-K
period 2017-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2018-03-01
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to                     .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)
(415) 738-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common Stock, $0.01 par value per share	New York Stock Exchange
	Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	New York Stock Exchange
	Series G Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange
	Series H Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange
	Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange
	Series J Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange
Digital Realty Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2017 totaled approximately $18 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2017. The identification of 10% or greater stockholders as of June 30, 2017 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2017. This calculation does not reflect a determination that such parties are affiliates for any other purposes.
There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at February 26, 2018
Common Stock, $.01 par value per share	205,743,377
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2018 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2017, Digital Realty Trust, Inc. owned an approximate 96.0% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.0% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2017, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1.    BUSINESS
General

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. and its subsidiaries is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. Digital Realty Trust, L.P., a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes.

On September 14, 2017, we completed the acquisition of DuPont Fabros Technology, Inc., or DFT, in an all-stock merger, which we refer to as the DFT Merger, for equity consideration of approximately $6.2 billion. We believe this transaction expanded our reach with a complementary portfolio in top U.S. metropolitan areas while enhancing our ability to meet the growing demand for hyper-scale and public cloud solutions and solidifying our blue-chip customer base.

On July 5, 2016, we completed the acquisition of a portfolio of eight high-quality, carrier-neutral data centers in Europe, which we refer to as the European Portfolio Acquisition, for a total purchase price of $818.9 million (based on the exchange rate at the date of acquisition). We believe the acquisition of these highly strategic assets in Amsterdam, Frankfurt and London enhanced our colocation and interconnection platform globally.

On October 9, 2015, we acquired Telx Holdings, Inc., or Telx, a leading U.S. provider of data center colocation, interconnection and cloud enablement solutions, which we refer to as the Telx Acquisition, for approximately $1.9 billion. We believe this acquisition established us as a leading provider of colocation and interconnection solutions in the U.S., complementing our existing business.

As of December 31, 2017, our portfolio consisted of 205 data centers, including seven held-for-sale data centers and 18 data centers held as investments in unconsolidated joint ventures, of which 152 are located throughout the United States, 38 are located in Europe, seven are located in Asia, five are located in Australia and three are located in Canada.

We are diversified across 33 major metropolitan areas throughout 12 countries where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States; the Amsterdam, Dublin, Frankfurt and London metropolitan areas in Europe; and the Hong Kong, Melbourne, Osaka, Singapore, Sydney and Tokyo metropolitan areas in the Asia Pacific region. Our portfolio contains a total of approximately 32.1 million square feet, including approximately 2.7 million square feet of space under active development, which includes current base building and data center projects in progress, as well as approximately 1.7 million square feet of space held for future development, which includes space held for future data center development and excludes space under active development. The 18 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 2.2 million rentable square feet. The 21 parcels of developable land we own comprise approximately 539 acres. A significant component of our current and future growth is expected to be generated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2017, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures and excluding space under active development and space held for future development, was approximately 90.2% leased.

Our portfolio is comprised of data centers, which provide secure, continuously available environments for the exchange, processing and storage of critical electronic information. Data centers are used for digital communication, disaster recovery purposes, transaction processing and housing mission-critical corporate IT applications. Certain of our data centers, which we refer to as Internet gateways, are highly interconnected, network-dense facilities that serve as hubs for Internet and data communications within and between major metropolitan areas. We believe Internet gateways are highly valuable and would be extremely difficult to replicate.

The locations of and improvements to our data centers, the network density, interconnection infrastructure and connectivity-centric customers in certain of our facilities, and our comprehensive product offerings are critical to our customers’ businesses, which we believe results in high occupancy levels, longer average lease terms and customer relationships, as well as lower turnover. In addition, many of our data centers contain significant improvements that have been installed at our customers’ expense. The tenant improvements in our data centers are generally readily adaptable for use by similar customers.

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

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirers, developers and operators of data centers through our competitive strengths, which include:

•	Global Platform. We believe that a high-quality, highly interconnected global portfolio such as ours could not be easily replicated today on a cost-competitive basis.

•
Presence in Key Metropolitan Areas. Our portfolio comprises a network of 205 state-of-the-art, interconnected data centers, which are concentrated in 33 major metropolitan areas across 12 countries on four continents. Our portfolio is geographically diversified, so that no single metropolitan area represented more than approximately 21.6% of the aggregate annualized rent of our portfolio as of December 31, 2017. Through strategic investments, we have grown our presence in key metropolitan areas throughout North American, Europe, Asia and Australia. The DFT Merger in 2017 enhanced our data center offerings in strategic and complementary U.S. metropolitan areas. The Telx Acquisition in 2015 established our colocation and interconnection platform in the U.S. and the European Portfolio Acquisition in 2016 expanded our colocation and interconnection platform in Europe, each transaction enhancing our presence in top-tier locations throughout the U.S. and Europe.

•
Secure and Network-Rich Data Centers. Our data centers are physically secure, network-rich and equipped to meet the power and cooling requirements of smaller footprints up to the most demanding IT applications. Many of our data centers are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our customers’ costs and operational risks and enhances the attractiveness of our properties. In addition, our strategically located global data center campuses offer our customers the ability to expand their global footprint as their businesses grow, while our connectivity offerings on our campuses enhance the capabilities and attractiveness of these facilities. Further, the network density, interconnection infrastructure and connectivity-centric customers in certain of our data centers has led to the organic formation of densely interconnected ecosystems that are difficult for others to replicate and deliver added value to our customers.

•
Comprehensive Product Offering. We provide flexible, customer-centric data center solutions designed to meet the needs of companies of all sizes across multiple industry verticals around the world. Our data centers and comprehensive suite of product offerings are scalable to meet our customers’ needs, from a single rack or cabinet, up to multi-megawatt deployments, along with connectivity, interconnection and solutions to support their hybrid cloud architecture requirements.

•
Colocation, Scale and Hyper-Scale Platform. Our colocation and Turn-Key Flex® data centers are move-in ready, physically secure facilities with the power and cooling capabilities to support customers requiring a single rack or cabinet up to mission-critical IT enterprise applications. We believe our colocation and Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, requisite power and network access necessary to support a state-of-the-art data center. Our data center campuses offer our customers the opportunity to expand in or near their existing deployments within our data center campuses. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

•
Interconnection and Cloud-Enablement Platform. Through our recent investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our colocation, scale and hyper-scale data center product offerings. Furthermore, through new product offerings, such as our Service Exchange, and partnerships with cloud service providers, we are able to support our customers’ hybrid cloud architecture requirements. Over the past few years, we have expanded our product mix to appeal to a broader spectrum of data center customers, especially those seeking to support a greater portion of their data center requirements through a single provider.

•
Global and Diverse Customer Base. Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 2,300 customers in total, and no single customer represented more than approximately 6.5% of the aggregate annualized rent of our portfolio as of December 31, 2017.

•
Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for and trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. At December 31, 2017, our customers represented a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products. Our customers are increasingly launching multi-regional deployments and growing with us internationally. Our largest customer, IBM, accounted for approximately 6.5% of the aggregate annualized rent as of December 31, 2017 and no other single customer accounted for more than approximately 6.2% of the aggregate annualized rent of our portfolio.

•
Proven Experience Attracting and Retaining Customers. Our specialized data center salesforce, which is aligned to meet our customers’ needs for global, enterprise and network solutions, provides a robust pipeline of new customers, while existing customers continue to grow and expand their utilization of our services to support a greater portion of their IT needs. During the year ended December 31, 2017, we commenced new leases totaling approximately 1.2 million square feet, which represent approximately $184.1 million in annualized GAAP rent, and renewal leases totaling approximately 2.1 million square feet, which represent approximately $241.3 million in annualized GAAP rent. During the year ended December 31, 2017, we signed new leases totaling approximately 1.1 million square feet, which represent approximately $168.5 million in annualized GAAP rent, and renewal leases totaling approximately 2.0 million square feet, which represent approximately $234.2 million in annualized GAAP rent. During the year ended December 31, 2017, we signed new leases with existing customers totaling approximately 1.0 million square feet, which represent approximately $152.6 million in annualized GAAP rent.

•
Demonstrated Investment Acumen. We have developed detailed, standardized procedures for evaluating acquisitions and investments, including income-producing properties as well as vacant buildings and land suitable for development, to ensure that they meet our strategic, financial, technical and other criteria. These procedures, together with our in-depth knowledge of the technology, data center and real estate industries, allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our investment-grade ratings, along with our broad network of contacts within the data center industry, enable us to effectively capitalize on acquisition and investment opportunities.

•
Differentiating Development Advantages. Our extensive development activity, operating scale and process-based approach to data center design, construction and operations result in significant cost savings and added value for our customers. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our POD Architecture® to develop new Turn-Key Flex® facilities in our existing Powered Base Building® facilities, on average we can deliver a fully commissioned facility in under 30 weeks. Finally, our access to capital and investment-grade ratings allow us to provide data center solutions for customers who do not want to invest their own capital.

•
Experienced and Committed Management Team and Organization. Our senior management team has many years of experience in the technology and/or real estate industries, including experience as investors in and advisors to technology companies. We believe that our senior management team’s extensive knowledge of both the technology and the real estate industries provides us with a key competitive advantage. Further, a significant portion of compensation for our senior management team and directors is in the form of common equity interests in our Company. We also maintain minimum stock ownership requirements for our senior management team and directors, further aligning their interests with those of external stockholders, as well as an employee stock purchase plan, which encourages our employees to increase their ownership in the Company.

Business and Growth Strategies

Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our Operating Partnership’s unitholders through the payment of distributions and (iii) return on invested capital, which we expect to accomplish by achieving superior risk-adjusted returns, prudently allocating capital, diversifying our product offerings and driving revenue growth and operating efficiencies.

•
Achieve Superior Returns. We believe that achieving appropriate risk-adjusted returns on our business, including on our development pipeline and leasing transactions, will deliver superior stockholder returns. At December 31, 2017, we had approximately 2.7 million square feet of space under active development for Turn-Key Flex® and Powered Base Building® products in seven U.S. metropolitan areas, four European metropolitan areas, two Australian metropolitan areas, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.3 million square feet of base building construction and 1.4 million square feet of data center construction. We may continue to build out our development pipeline when justified by anticipated returns. We also believe that providing an even stronger value proposition to our customers, including through new and more comprehensive product offerings, as well as continuing to improve operational efficiencies, will further drive improved returns for our business.

•
Prudently Allocate Capital. We believe that the accretive deployment of capital at sufficiently positive spreads above our cost of capital enables us to increase cash flow and create long-term stockholder value.

•
Strategic and Complementary Investments. We have developed significant expertise at underwriting, financing and executing data center investment opportunities. We employ a collaborative approach to deal analysis, risk management and asset allocation, focusing on key elements, such as market fundamentals, accessibility to fiber and power, and the local regulatory environment. In addition, the specialized nature of data centers makes these investment opportunities more difficult for traditional real estate investors to underwrite, resulting in reduced competition for investments relative to other property types. We believe this dynamic creates an opportunity for us to generate attractive risk-adjusted returns on our capital.

•
Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. We target a debt-to-adjusted EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the related cost. Since Digital Realty Trust Inc.’s initial public offering in 2004, we have raised approximately $27.3 billion of capital through common, preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facility, our term loan facility, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

•
Offer Comprehensive and Diverse Products. We have diversified our product offering, through acquisitions and organically, and believe that we have one of the most comprehensive suites of global data center solutions available to customers from a single provider.

•
Global Service Infrastructure Platform. With the recent DFT Merger, which enhanced our portfolio of scale and hyper-scale data centers, the European Portfolio Acquisition and the Telx Acquisition, which established us as a leading provider of colocation, interconnection and cloud-enablement services globally, we are able to offer a broader range of data center solutions to meet our customers’ needs, from a single rack or cabinet to multi-megawatt deployments. We believe our products like Service Exchange and our partnerships with managed services and cloud service providers further enhance the attractiveness of our data centers.

•
Provide Foundational Services to Enable Customers and Partners. We believe that the real estate platform, through which we offer the foundational services of space, power and connectivity, will enable our customers and partners to serve their customers and grow their businesses. We believe our Internet gateway data centers, individual data centers and data center campuses are attractive to a wide variety of customers and partners of all sizes. Furthermore, we believe our colocation and interconnection offerings, as well as the densely connected ecosystems that have developed within our facilities, and the availability and scalability of our comprehensive suite of products are valuable and critical to our customers and partners.

•	Drive Revenue Growth and Operating Efficiencies. We aggressively manage our properties to maximize cash flow and control costs by leveraging our scale to drive operating efficiencies.

•
Leverage Strong Industry Relationships. We use our strong industry relationships with national and regional corporate enterprise information technology groups and technology-intensive companies to identify and solve their data center needs. Our sales professionals are technology and real estate industry specialists who can develop complex facility solutions for the most demanding data center and other technology customers.

•
Maximize Cash Flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. We control our costs by negotiating expense pass-through provisions in customer agreements for operating expenses, including power costs and certain capital expenditure. We have also focused on centralizing functions and optimizing operations as well as improving processes and technologies. We believe that expanding our global data center campuses will also contribute to operating efficiencies because we expect to achieve economies of scale on our campus environments.

Sustainability

We believe that addressing sustainability by driving environmental efficiency through the implementation of cost-effective design and use of renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. Our sustainability platform includes the following:

•
We manage our data centers so that they offer high degrees of operational efficiencies for our customers. We benchmark and certify certain data centers in accordance with the U.S. Environmental Protection Agency, or EPA, Energy Star program, LEEDTM, BREEAM, as well as other recognized third-party rating standards. A portion of our U.S. portfolio is enrolled in the U.S. Department of Energy’s Better Buildings Challenge for Data Centers.

•	We have developed solutions to help our customers efficiently utilize energy and water, and to help them procure renewable energy.

In 2017, we received Nareit’s “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements, and we ranked 6th on the EPA’s Top 30 Tech and Telecom list of the largest green power users.

Energy and resource management considerations are integrated into our business decisions. For the operating portfolio, annual capital expense investment planning identifies and evaluates resource efficiency project opportunities in a parallel but distinct process from non-resource-impacting capital investments. For acquisitions and new development activity, resiliency risks, resource availability, and renewable energy access are considered. Our design and construction process incorporates sustainable features that support resource efficiency during both construction as well as during eventual operational activity at the sites. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied reclaimed water. We also consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate the site’s reliance on access to water for cooling.

Sustainable Data Center Ratings

Data centers receiving third-party sustainable ratings in 2017 totaled 830,729 square feet, or approximately 62% of our total shell completions in 2017. We received the following sustainable data center ratings for all, or a portion of, the following sites:

Data Center	Metropolitan Area	Rating Framework	Level Attained
9377 W Grand Avenue	Chicago	LEED (1)	Silver
2299 Busse Road	Chicago	LEED (1)(2)	Silver
21745 Sir Timothy Drive	Northern Virginia	LEED (1)(3)	Gold

(1)	LEEDTM: Leadership in Energy and Environmental Design.

(2)	Received by DFT in February 2017.

(3)	Received by DFT in August 2017.

In 2017, we achieved Energy Star for Data Centers recognition for all, or a portion of, the following sites, representing 16.9% of our U.S. operating portfolio (1):

Data Center	Metropolitan Area
375 Riverside Parkway	Atlanta
950 E Collins Boulevard	Dallas
2260 E El Segundo Boulevard	Los Angeles
1201 Comstock Street	Santa Clara
1525 Comstock Street	Santa Clara
1725 Comstock Street	Santa Clara
2805 Lafayette Street	Santa Clara
3105 Alfred Street	Santa Clara
4040 Lafayette Center Drive	Northern Virginia
4050 Lafayette Center Drive	Northern Virginia
44060 Digital Loudoun Plaza	Northern Virginia

(1)	Percentage is based on U.S. stabilized assets, excluding Powered Base Building space, space under active development, space held for development, and space held in unconsolidated joint ventures.

Resource Conservation

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. In 2017, the following sites completed conservation projects primarily focusing on energy and water conservation:

Property	Metropolitan Area
100 Delawanna	New York
111 8th Avenue	New York
120 E. Van Buren Street	Phoenix
128 First Avenue	Boston
200 Paul Avenue	San Francisco
2121 S. Price Road	Phoenix
2323 Bryan Street	Dallas
250 Williams Street	Atlanta
2501 S. State Highway	Dallas
350 E. Cermak Road	Chicago
56 Marietta	Atlanta
60 Hudson Street	New York

In 2017, we verified attainment of our energy intensity target under the U.S. Department of Energy’s Better Buildings Challenge, an initiative to reduce non-IT energy intensity 20% by 2024 across a 0.79 million square foot portion of our portfolio compared to a 2013 baseline. Energy savings have been achieved by implementing HVAC upgrades, including variable frequency drive implementations, containment deployments and controls optimizations. Other energy savings initiatives include air management improvements and modifications to our SLAs with customers to allow for enhanced economizer operation. Our properties enrolled in the Better Buildings Challenge demonstrated cumulative reductions in non-IT energy intensity of 25% compared to a 2013 baseline, as reviewed via the U.S. Department of Energy’s Better Buildings Challenge.

Renewable Energy

In 2017, we entered into power purchase agreements to secure the renewable energy attributes from a wind farm in Illinois and a solar farm in North Carolina. Our previously disclosed Texas wind farm power purchase agreement produced 365,184 MWh of renewable energy credits in 2017.

SASB

The Sustainability Accounting Standards Board (“SASB”) issued the Real Estate Owners, Developers & Investment Trusts Sustainability Accounting Standard guidance, which outlines proposed disclosure topics and accounting metrics for the real estate industry. We provide data on energy and water management metrics that best correlate with our business and industry as indicated in the following sections. The energy and water data we use is primarily collected and reviewed by third parties who compile the data from property utility statements. These metrics enable us to better manage our portfolio, track our progress on resource efficiency improvements, and track renewable energy sourcing.

Energy Data

Year (1)	Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh) (2)	Grid electricity consumption as a % of Energy Consumption	% of Energy Generated From Renewable Resources (3)	Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (4)	MWh per Occupied kW (5)	MWh per Occupied kW Year over Year % Change
2016	84%	3,699,472	95%	23.4%	2.5%	6.50	(5.8)%
2015	77%	3,252,836	95%	9.5%	n/a	6.90	n/a

(1)	Full-year 2017 energy data is not currently available. The most recent full year for which energy data is available is 2016.

(2)
The scope of energy includes: energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from all other sources, including direct fuel usage, purchased electricity, and purchased chilled water.

(3)
Excludes renewable energy supplied by standard baseline utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Renewable Energy Credit (REC) purchases and RECs generated by the Company.

(4)	Data reported in MWh on a like-for-like comparison excludes properties which were acquired, disposed, under development or have been largely refurbished during the reported year.

(5)	We provide a “MWh per occupied kW” metric to assess relative resource use intensity. Excludes kW associated with Powered Base Building space.

Water Data

Year (1)	Water Consumption Data Coverage as % of Floor Area	Total Water Consumed by Portfolio Area with Data Coverage (kGal) (2)	Like-for-Like Change in Water Consumption of Portfolio Area with Data Coverage (3)	kGal per Occupied kW (4)	Gal per Occupied kW Year over Year % Change
2016	64%	459,127	(2.0)%	0.81	(5.8)%
2015	60%	403,373	n/a	0.86	n/a

(1)	Full-year 2017 water data is not currently available. The most recent full year for which water data is available is 2016.

(2)	Data reported in kilo-gallons (kGal). The scope of water consumed includes potable and non-potable water purchased from third-party suppliers.

(3)	The like-for-like comparison excludes properties which were acquired, disposed, under development or largely refurbished during the reported year.

(4)	We provide a “kGal per occupied kW” metric to assess relative resource use intensity. Excludes kGal associated with Powered Base Building space.
Competition

We compete with numerous data center developers, owners and operators, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including CoreSite Realty Corporation, CyrusOne Inc., Equinix, Inc., QTS Realty Trust, Inc., Switch, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia and Australia. If our competitors offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our properties or lower our rental rates. In addition, several of our competitors have the financial and technical ability to develop competitive data centers. If the supply of competitive data centers were to increase significantly, rental rates may be reduced or we may face delays in leasing, or be unable to lease our vacant space, including space that we develop. Finally, if customers or potential customers require products or services that we do not offer, we may not be able to meet those customers’ needs. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
Geographic Information
Operating revenues from properties in the United States were $1.9 billion, $1.7 billion and $1.4 billion and outside the United States were $0.5 billion, $0.4 billion and $0.4 billion for the years ended December 31, 2017, 2016 and 2015, respectively. We had investments in real estate located in the United States of $10.5 billion, $6.3 billion and $6.1 billion and outside the United States of $3.1 billion, $2.6 billion and $2.6 billion as of December 31, 2017, 2016 and 2015, respectively.
Operating revenues from properties located in the United Kingdom were $0.3 billion, $0.2 billion and $0.2 billion, or 11.2%, 11.1% and 12.3% of total operating revenues, for the years ended December 31, 2017, 2016 and 2015, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.7 billion, $1.5 billion and $1.6 billion, or 12.1%, 16.6% and 18.8% of total investments in real estate, as of December 31, 2017, 2016 and 2015, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2017, 2016 and 2015. See “Risk Factors—Ownership of data centers located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “—Our international activities are subject to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “—We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas” for risks relating to our international operations.
Regulation
General
Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2017 has the necessary permits and approvals to operate.
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
Environmental Matters
Under various laws relating to the protection of the environment in the United States, as well as in many jurisdictions in Europe and Asia, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws, as well as laws in many jurisdictions in Europe and Asia, such as the Environmental Liability Directive (2004/35/EC) in Europe, also impose in certain cases strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.
Previous owners used some of our properties for industrial and retail purposes, and those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may have failed to reveal all material environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of environmental contamination on our properties caused by previous owners or operators. Fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

In addition, some of our customers, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our customers, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of hazardous substances released by our customers on our properties. Environmental liabilities could also affect a customer’s ability to make rental payments to us. We cannot assure you that costs of investigation and remediation of environmental matters will not affect our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders and distributions to Digital Realty Trust, L.P.’s unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations or our competitive position.

Our properties and their uses often require permits from various government agencies, including permits related to zoning and land use. Certain permits from environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at most of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to some of our properties. Changes to applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of data center facilities.

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results of operations, cash available for distributions, common stock’s per share trading price, competitive position and ability to satisfy our debt service obligations.
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
Employees
As of December 31, 2017, we had 1,436 employees.
How to Obtain Our SEC Filings
All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.digitalrealty.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.
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

ITEM 1A.    RISK FACTORS
For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 36.
Risks Related to Our Business and Operations
Our business depends upon the demand for data centers.

Our portfolio is comprised primarily of data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable.
We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
We compete with numerous data center developers, owners and operators, many of whom own properties similar to ours in some of the same metropolitan areas where our data centers are located, including CoreSite Realty Corporation, CyrusOne Inc., Equinix, Inc., QTS Realty Trust, Inc., Switch, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia and Australia. In addition, we may in the future face competition from new entrants into the data center market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.
If our competitors offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our data centers or reduce our rental rates. In addition, recently many of our competitors have developed and continue to develop additional data center space. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop. Further, if customers or potential customers desire services that we do not offer, we may not be able to lease our space to those customers. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
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

We may be vulnerable to breaches, or unauthorized access to, or disruption of our physical and information security infrastructure and systems, any of which could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

Security breaches, or disruption, of our or our customers’ physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. We may be required to expend significant financial resources to protect against or to remediate such security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, loss of existing or potential customers, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2017, the 20 largest customers in our portfolio represented approximately 52.3% of the total annualized rent generated by our properties. Our largest customers by annualized rent are subsidiaries of IBM (including its subsidiary SoftLayer Technologies, Inc.), a Fortune 50 software company and Facebook, Inc. IBM (including its subsidiary SoftLayer Technologies, Inc.) leased approximately 1.0 million square feet of net rentable space as of December 31, 2017, representing approximately 6.5% of the total annualized rent generated by our properties. In addition, 64 of our 205 data centers are occupied by single customers, including data centers occupied solely by IBM. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

Our customers may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our newly developed data centers, which could have a material adverse effect on our revenues and results of operations.
Our customers may choose to develop new data centers or expand or consolidate into data centers that we do not own or operate in the future. In the event that any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, we cannot assure you that we would be able to replace that customer at a competitive rate or at all, which could have a material adverse effect on our revenues and results of operations.
Future consolidation in the technology industry could materially adversely affect our revenues by eliminating some of our potential customers and could make us more dependent on a more limited number of customers.
Mergers or consolidations of technology companies in the future could reduce the number of our customers and potential customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our revenues and results of operations.

The bankruptcy or insolvency of a major customer may adversely affect the income produced by our properties.

If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 28, 2018, we had no material customers in bankruptcy.
Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of a variety of enterprises, including companies, such as cloud service providers, network service providers, and digital economy customers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Dense and desirable customer concentrations within each facility will enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.

Our contracts with our customers could subject us to significant liability, which may adversely affect our business, results of operations and financial condition.

In the ordinary course of business, we enter into agreements with our customers pursuant to which our customers lease or license data center space and power from us as well as purchase connectivity products. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of agreement or otherwise.  Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, we have assumed existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.

Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us, including our business, results of operations and financial condition.
Certain of our customer agreements may give the customer a right of first refusal to purchase certain properties if we propose to sell those properties to a third party or prohibit us from selling certain properties to a third party that is a competitor of the customer. The existence of such restrictions could hinder our ability to sell one or more of these properties, which could materially adversely affect our business, financial condition and results of operations.
Our data centers may not be suitable for re-leasing without significant expenditures or renovations.

Because many of our data centers contain tenant improvements installed at our customers’ expense, they may be better suited for a specific data center user or technology industry customer and could require significant modification in order for us to re-lease vacant space to another data center user or technology industry customer. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. In addition, our development space will generally require substantial improvement to be suitable for data center use. For the same reason, our properties also may not be suitable for leasing to traditional office customers without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to customers in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.
We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.

At December 31, 2017, we owned approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2017, customer agreements representing 22.1% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2019, and an additional 10.3% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

Additionally, a customer’s decision to lease space and power in one of our data centers and to purchase additional products typically involves a significant commitment of resources and due diligence on the part of our customers regarding the adequacy of our facilities. As a result, the leasing of data center space can have a long sales cycle, and we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns, may further impact this long sales cycle by making it difficult for customers to plan future business activities, which could cause customers to slow spending or delay decision‑making. Our inability to adequately manage the risks associated with the sales cycle may adversely affect our business, financial condition and results of operations.

Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
As current and future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.
Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.
Our portfolio is located in 33 metropolitan areas. As of December 31, 2017, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Metropolitan Area	Percentage of December 31, 2017 total annualized rent (1)
Northern Virginia	21.6%
Chicago	12.0%
Silicon Valley	9.3%
London, United Kingdom	9.2%
New York	8.8%
Dallas	8.3%
Phoenix	4.0%
San Francisco	3.2%
Singapore	3.1%
Seattle	2.4%
Atlanta	2.4%
Amsterdam, Netherlands	2.1%
Boston	2.0%
Other	11.6%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2017, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2017 was approximately $21.4 million.

Some of these areas have experienced downturns in recent years. We depend upon the local economic conditions in these areas, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by a downturn in local economic conditions in these areas. Our operations may also be affected if too many competing properties are built in any of these areas or supply otherwise increases or exceeds demand. We cannot assure you that these locations will grow or will remain favorable to data center investments or operations. In addition, we are currently developing data centers in certain of these metropolitan areas. Any negative changes in real estate, technology or economic conditions in these metropolitan areas in particular could negatively impact our performance.

We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
We do not own 19 buildings that account for approximately 1.4 million rentable square feet, or approximately 4.3% of our total rentable square feet. These leased buildings accounted for 8.3% of our total annualized rent as of December 31, 2017. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the primary terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
Additionally, if we are unable to renew the lease at any of our data centers, we could lose customers due to the disruptions in their operations caused by the relocation. We could also lose those customers that choose our data centers based on their locations. The costs of relocating data center infrastructure equipment, such as generators, power distribution units and cooling units, to different data centers could be prohibitive and, as such, we could lose the value of this equipment. For these reasons, any lease that cannot be renewed could adversely affect our business, financial condition and results of operations.

We have owned or managed certain of our data centers for a limited time.

Our portfolio consisted of 205 data centers at December 31, 2017, including 18 data centers held as investments in unconsolidated joint ventures. Several of our data centers, including the 44 data centers which we have acquired in the past five years, have been under our management for a limited time. The data centers may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of these data centers will not decline under our management.
We may not be able to adapt to changing technologies and customer requirements and our data center infrastructure may become obsolete.
The technology industry generally and specific industries in which certain of our customers operate are characterized by rapidly changing technology, evolving industry standards and changing customer requirements. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat in our data centers. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.
Further, our inability to adapt to changing customer requirements may make our data centers obsolete or unmarketable to such customers. Some of our customers operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. This enhanced resiliency may cause customers to re-evaluate their requirements for an individual data center’s electrical or mechanical infrastructure redundancy. As a result, these customers may realize cost benefits by locating their data center operations in facilities with less redundancy than is found in our existing data center facilities. Additionally, some of our customers have begun to operate their data centers using direct outside air, with a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these customers. We may not be able to operate our existing data centers under these environmental conditions, particularly in multi-tenant facilities with other customers who are not willing to operate under these conditions. If these trends result in changes to the preferences of our customers, our data centers could be at a competitive disadvantage to facilities that satisfy the requirements of these customers. Because we may not be able to modify the redundancy levels or environmental systems of our existing data centers cost effectively, these or other changes in customer requirements could have a material adverse effect on our business, results of operations and financial condition.

Additionally, due to regulations that apply to our customers as well as industry standards, such as ISO and SOC certifications which customers may deem desirable, they may seek specific requirements from their data centers that we are unable to provide. If new or different regulations or standards are adopted or such extra requirements are demanded by our customers, we could lose some customers or be unable to attract new customers in certain industries, which could materially and adversely affect our operations.
We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers and to volatility in the supply and price of such power in the open market.
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
We have also entered into power purchase agreements with contract terms ranging from 10-12 years. These agreements require us to purchase renewable energy credits from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy decreases, we may be required to pay more under the power purchase agreements than we would otherwise if we were to purchase renewable energy credits on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of unpredictable weather, natural phenomena or otherwise, could negatively impact the quantity of renewable energy credits delivered to us.
We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
We are not a telecommunications carrier. Although our customers generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving the locations of our data centers in order to attract and retain customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own operating results.
Our new data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have obtained the right to use network resources owned by other companies, including rights to use dark fiber, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.

Ownership and operation of data centers located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.
Our portfolio included 53 data centers located outside of the United States at December 31, 2017. In addition, we are currently considering, and will in the future consider, additional international acquisitions.
The ownership and operation of data centers located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British Pound, the Euro and the Singapore dollar. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations.
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
We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States. Our foreign operations involve risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these metropolitan areas;

•	complexity and costs associated with managing international development and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	differing employment practices and labor issues;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

•
difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;

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

We are a global company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to continuing negotiation. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.
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

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. We completed the Telx Acquisition in October 2015, the European Portfolio Acquisition in July 2016 and the DFT Merger in September 2017. There can be no assurance that we will be able to successfully integrate the properties and businesses we acquired in these transactions with our business or otherwise realize the expected benefits of these acquisitions. Our ability to realize the anticipated benefits of these acquisitions depends, to a large extent, on our ability to integrate each of them with our business. The combination of two independent businesses can be a complex, costly and time-consuming process. Our business may be negatively impacted if we are unable to effectively manage our expanded operations. Further, the integration process requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business.
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
The risks of combining businesses include, among others:

•	we may have underestimated the costs to make any necessary improvements to the acquired properties;

•	the acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	we may face difficulties in integrating employees and in retaining key personnel; and

•	we may face challenges in keeping existing customers, including key customers, which could adversely impact our revenue.
 Many of these risks are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of our management’s time and energy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if our operations are integrated successfully with the operations of our acquisitions, we may not realize the full benefits of the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the acquisitions and negatively impact the price of our common stock.
We may be subject to unknown or contingent liabilities related to our recent acquisitions, for which we may have no or limited recourse against the sellers.
Our recent acquisitions may be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with our recent acquisitions may exceed our expectations, which may adversely affect our business, financial condition and results of operations.
We may be unable to successfully integrate and operate acquired properties or businesses.
Even if we are able to make acquisitions on advantageous terms, our ability to successfully operate them may be subject to the following significant risks:

•	we may spend more than the budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations;

•	acquired properties may be subject to reassessment, which may result in higher than expected property tax payments; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates on acquired properties.
Further, actual integration costs may exceed those estimated and there may be further unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that we will incur certain integration expenses, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. If we cannot integrate and operate acquired properties or businesses to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
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

•	even if we are able to acquire a desired property or business, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;

•
even if we enter into agreements for the acquisition of real estate or businesses, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction; and

•	we may be unable to finance acquisitions on favorable terms or at all.
Additionally, we may acquire properties or businesses subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown or contingent liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties or businesses, tax liabilities, claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties or businesses, and other liabilities whether incurred in the ordinary course of business or otherwise. The total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties or businesses may exceed our expectations, which may adversely affect our business, financial condition and results of operations.
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
We have acquired and may continue to acquire properties on a strategic and selective basis in international metropolitan areas that are new to us. When we acquire properties located in these metropolitan areas, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced local partners; however, we cannot assure you that all such risks will be eliminated.
We may be unable to source off-market deal flow in the future.
A component of our growth strategy is to continue to acquire additional data centers. To date, a substantial portion of our acquisitions were acquired before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of competitive bidding, which could potentially lead to higher prices. We obtain access to off-market deal flow from numerous sources. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition and disputes between us and our joint venture partners.
We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In these events, we are not in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor our partner would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with our partners may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected.
Our growth depends upon the successful development of our existing space and developable land and new properties acquired for development and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and financial condition.
At December 31, 2017, we had approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	changes to the plans or specifications;

•	construction site accidents and other casualties;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	financing availability, including our ability to obtain construction financing and permanent financing;

•	increases in interest rates or credit spreads;

•	labor availability and costs;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

•	timing of the commencement of rental payments;

•	access to sufficient power and related costs of providing such power to our customers;

•	environmental issues;

•	fire, flooding, earthquakes and other natural disasters;

•	geological, construction, excavation and equipment problems; and

•	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.
In addition, while we intend to develop data centers primarily in metropolitan areas we are familiar with, we may in the future develop data centers in new geographic regions where we expect the development to result in favorable risk-adjusted returns on our investment. We may not possess the same level of familiarity with the development of data centers in other metropolitan areas, which could adversely affect our ability to develop such data centers successfully or at all or to achieve expected performance.
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
General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. Instability in the U.S., European, Asian and other economies and international financial markets may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’, businesses, financial condition and results of operations.
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
Our total consolidated indebtedness at December 31, 2017 was approximately $8.6 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. As of December 31, 2017, we have a $2.0 billion global revolving credit facility, which has a borrowing limit that we may increase to up to $2.5 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2017, approximately $1.5 billion was available under this facility, net of outstanding letters of credit. As of February 26, 2018, we had approximately $1.3 billion available under the global revolving credit facility, net of outstanding letters of credit.
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
In addition, we may violate restrictive covenants or fail to maintain financial ratios specified in our loan documents, which would entitle the lenders to accelerate our debt obligations, and our secured lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases. A foreclosure on one or more of our properties could adversely affect our access to capital, financial condition, results of operations, cash flow and cash available for distribution. Further, our default under any one of our loans could result in a cross-default on other indebtedness. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder Digital Realty Trust, Inc.’s ability to meet the REIT distribution requirements imposed by the Code.
Additional risks related to our indebtedness include the following:
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
Our global revolving credit facility, term loan facility and senior notes restrict our ability to engage in some business activities. Our global revolving credit facility and term loan facility contain negative covenants and other financial and operating covenants that, among other things:

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
In addition, our unsecured senior notes are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facility and term loan facility, could cause us to default on our senior notes, global revolving credit facility or term loan facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.
Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 86% of our total indebtedness as of December 31, 2017 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
Our growth depends on external sources of capital which are outside of our control.
In order for Digital Realty Trust, Inc. to maintain its qualification as a REIT, it is required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to annually distribute at least 90% of its net taxable income determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, Digital Realty Trust, Inc. will be subject to federal corporate income tax to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. Digital Realty Trust, L.P. is required to make distributions to Digital Realty Trust, Inc. that will enable the latter to satisfy this distribution requirement and avoid income and excise tax liability. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or development financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs.
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
If we cannot obtain capital from third-party sources, we may not be able to acquire or develop data centers when strategic opportunities exist, satisfy our debt service obligations, pay cash dividends to Digital Realty Trust, Inc.’s stockholders or make distributions to Digital Realty Trust, L.P.’s unitholders.
Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.
We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, a change in our intended holding period due to our intention to sell an asset, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. These impairment charges could be significant and could adversely affect our financial condition, results of operations and cash available for distribution.
We may incur goodwill and other intangible asset impairment charges, which could adversely affect our earnings and financial condition.

In accordance with U.S. generally accepted accounting practices, or GAAP, we are required to assess our goodwill and other intangible assets, including goodwill and other intangible assets assumed in acquisition transactions, annually, or more frequently whenever events or changes in circumstances indicate potential impairment, such as changing market conditions or any changes in key assumptions. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. These impairment charges could be significant and could adversely affect our financial condition, results of operations and cash available for distribution.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, Digital Realty Trust, Inc. is subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. See “Risks Related to Our Organizational Structure—Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders-Tax consequences upon sale or refinancing.” While Digital Realty Trust, Inc. has exclusive authority under Digital Realty Trust, L.P.’s limited partnership agreement to determine whether, when, and on what terms to sell a property, any such decision would require the approval of Digital Realty Trust, Inc.’s board of directors. These limitations may affect our ability to sell properties. This lack of liquidity and the Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to access capital necessary to meet our debt payments and other obligations.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts of key personnel of our Company, particularly A. William Stein, our Chief Executive Officer, Andrew P. Power, our Chief Financial Officer, Scott Peterson, our Chief Investment Officer and Chris Sharp, our Chief Technology Officer. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential customers and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective customers and industry personnel could suffer. Many of our Company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with customers. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our Company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.
We may have difficulty managing our growth.
We have significantly and rapidly expanded the size of our Company. Our growth may significantly strain our management, operational and financial resources and systems. In addition, as a reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The requirements of these rules and regulations subject us to certain accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on our management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact financial condition, results of operations and our cash available for distribution.

We may have difficulty implementing changes to our information technology systems.
We have made significant investments to update and improve our information technology systems and expect such investments to continue in order to meet our business needs, including for ongoing improvements for our customer experience. Transitioning to new or upgraded systems can create difficulties, including potential disruptions to current processes and security complexities. In addition, our information technology systems may require further modification as we grow and as our business needs change, which could prolong difficulties we experience with transitions. Such significant investments in our systems may take longer to deploy and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve and we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Difficulties in implementing new or upgraded information technology systems or significant system failures or delays or the failure to successfully modify our systems and respond to changes in our business needs could adversely affect our business and results of operations.
Potential losses may not be covered by insurance.
We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. Although we purchase earthquake insurance, it is subject to high deductibles and a significant portion of our properties are located in seismically active zones such as California, which represents approximately 15% of our portfolio’s annualized rent as of December 31, 2017. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. In addition, we may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.
In addition, many of our buildings contain extensive and highly valuable technology-related improvements. Under the terms of our leases, customers are obligated to maintain adequate insurance coverage applicable to such improvements and under most circumstances use their insurance proceeds to restore such improvements after a casualty event. In the event of a casualty or other loss involving one of our buildings with extensive installed tenant improvements, our customers may have the right to terminate their leases if we do not rebuild the base building within prescribed times. In such cases, the proceeds from customers’ insurance will not be available to us to restore the improvements, and our insurance coverage may be insufficient to replicate the technology-related improvements made by such customers. Furthermore, the terms of our mortgage indebtedness at certain of our properties may require us to pay insurance proceeds over to our lenders under certain circumstances, rather than use the proceeds to repair the property. If we or one or more of our customers experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We may become subject to litigation or threatened litigation which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business, including as a result of any breach in our security systems or downtime in our critical power and cooling systems. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.
We could incur significant costs related to government regulation and private litigation over environmental matters, including existing conditions at some of our properties.
Under various laws relating to the protection of the environment in the United States, as well as in many jurisdictions in Europe and Asia, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at a property, and may be required to investigate and clean up such contamination at or emanating from a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws, as well as laws in Europe and Asia, also impose in certain cases strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.
Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of environmental contamination on our properties caused by previous owners or operators. Fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.
In addition, some of our customers, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our customers, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of hazardous substances released by our customers on our properties. Environmental liabilities could also affect a customer’s ability to make rental payments to us. We cannot assure you that costs of investigation and remediation of environmental matters will not affect our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders and distributions to Digital Realty Trust, L.P.’s unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.
Some of our properties may contain asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
Our properties and their uses often require permits from various government agencies, including permits related to zoning and land use. Certain permits from state or local environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at most of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to some of our properties. Changes to applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of data center facilities. Also, drought conditions in certain markets have resulted in water usage restrictions and proposals to further restrict water usage.  Our data center facilities could face restrictions on water usage, water efficiency mandates, or higher water prices.
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
When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or health concerns arise.
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
The properties in our portfolio are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. Similarly, new regulations such as the EU General Data Protection Regulation (GDPR) may have significant operational impact on our operations. If we fail to comply with these various regulations, we may have to pay fines or damage awards to private litigants. In addition, we do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations.
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
Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders are also subject to the following additional conflict of interest:
Tax consequences upon sale or refinancing. Sales of properties and repayment of certain indebtedness will affect holders of common units in our Operating Partnership and Digital Realty Trust, Inc.’s stockholders differently. Consequently, these holders of common units in our Operating Partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Digital Realty Trust, Inc. has exclusive authority under the partnership agreement of our Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision generally would require the approval of Digital Realty Trust, Inc.’s board of directors and

Digital Realty Trust, Inc.’s ability to take such actions, to the extent that they may reduce the liabilities of the Operating Partnership, may be limited pursuant to the tax protection agreement that the Company and the Operating Partnership entered into upon completion of the DFT Merger. Certain of Digital Realty Trust, Inc.’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Digital Realty Trust, L.P.’s unitholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.
Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction. These provisions include the following:
Digital Realty Trust, Inc.’s charter and the articles supplementary governing its preferred stock contain 9.8% ownership limits. Digital Realty Trust, Inc.’s charter, subject to certain exceptions, authorizes Digital Realty Trust, Inc.’s board of directors to take such actions as are necessary and desirable to preserve Digital Realty Trust, Inc.’s qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Digital Realty Trust, Inc.’s common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock and 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock. Digital Realty Trust, Inc.’s board of directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, Digital Realty Trust, Inc.’s board of directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of Digital Realty Trust, Inc.’s common stock, more than 9.8% of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock or more than 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock could jeopardize Digital Realty Trust, Inc.’s status as a REIT. These restrictions on transferability and ownership will not apply if Digital Realty Trust, Inc.’s board of directors determines that it is no longer in Digital Realty Trust, Inc.’s best interests to attempt to qualify, or to continue to qualify, as a REIT or that compliance is no longer required for REIT qualification. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
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
The change of control conversion features of Digital Realty Trust, Inc.’s preferred stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company. Upon the occurrence of specified change of control transactions, holders of our series C preferred stock, series G preferred stock, series H preferred stock, series I preferred stock and series J preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series C preferred stock, series G preferred stock, series H preferred stock, series I preferred stock or series J preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series C preferred stock, series G preferred stock, series H preferred stock, series I preferred stock and series J preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that otherwise could provide the holders of our common stock, series C preferred stock, series G preferred stock, series H preferred stock, series I preferred stock and series J preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
Digital Realty Trust, Inc. could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval. Digital Realty Trust, Inc.’s charter authorizes Digital Realty Trust, Inc.’s board of directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of the Digital Realty Trust, Inc.’s common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of the Digital Realty Trust, Inc.’s common stock or preferred stock into other classes of series of stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s board of directors has no such intention at the present time, it could establish an additional class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire Digital Realty Trust, Inc. or of impeding a change of control under circumstances that otherwise could be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between Digital Realty Trust, Inc. and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of Digital Realty Trust, Inc.’s outstanding shares of voting stock or an affiliate or associate of Digital Realty Trust, Inc. who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of Digital Realty Trust, Inc.’s then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and supermajority voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of Digital Realty Trust, Inc. (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by Digital Realty Trust, Inc.’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Digital Realty Trust, Inc. has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of its board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in its bylaws. However, Digital Realty Trust, Inc.’s board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and Digital Realty Trust, Inc. may, by amendment to its bylaws, opt in to the control share provisions of the MGCL in the future.
The provisions of Digital Realty Trust, Inc.’s charter governing removal of directors and the advance notice provisions of Digital Realty Trust, Inc.’s bylaws could delay, defer or prevent a change of control or other transaction that might be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. Likewise, if Digital Realty Trust, Inc.’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL not currently applicable to Digital Realty Trust, Inc., or if the provision in Digital Realty Trust, Inc.’s bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar anti-takeover effects.
The conversion rights of Digital Realty Trust, Inc.’s preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.
Digital Realty Trust, Inc. currently has 8,050,000 shares of 6.625% series C cumulative redeemable perpetual preferred stock outstanding, 10,000,000 shares of 5.875% series G cumulative redeemable preferred stock outstanding, 14,600,000 shares of 7.375% series H cumulative redeemable preferred stock outstanding, 10,000,000 shares of 6.350% series I cumulative redeemable preferred stock outstanding and 8,000,000 shares of 5.250% series J cumulative redeemable preferred stock outstanding, which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of the series C preferred stock, series G preferred stock, series H preferred stock, series I preferred stock or series J preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.
Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.
Maryland law provides that Digital Realty Trust, Inc.’s directors have no liability in their capacities as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, Digital Realty Trust, Inc.’s charter limits the liability of Digital Realty Trust, Inc.’s directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, Digital Realty Trust, Inc.’s charter authorizes Digital Realty Trust, Inc. to obligate itself, and Digital Realty Trust, Inc.’s bylaws require it, to indemnify Digital Realty Trust, Inc.’s directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law. Further, Digital Realty Trust, Inc. has entered into indemnification agreements with its directors and officers. As a result, Digital Realty Trust, Inc. and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of Digital Realty Trust, Inc.’s directors or officers impede the performance of the Company, the Company’s stockholders’ ability to recover damages from that director or officer will be limited.
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
If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, for each of the years involved because:

•
Digital Realty Trust, Inc. would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal corporate income tax on its taxable income;

•	Digital Realty Trust, Inc. also could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•
unless Digital Realty Trust, Inc. is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

In addition, if Digital Realty Trust, Inc. fails to qualify as a REIT, it will not be required to make distributions to common stockholders, and accordingly, distributions Digital Realty Trust, L.P. makes to its unitholders could be similarly reduced. As a result of all these factors, Digital Realty Trust, Inc.’s failure to qualify as a REIT could impair our ability to expand our business and raise capital, and could materially adversely affect the value of Digital Realty Trust, Inc.’s stock and Digital Realty Trust, L.P.’s units.
In certain circumstances, Digital Realty Trust, Inc. may be subject to federal and state taxes as a REIT, which would reduce its cash available for distribution to its stockholders.
Even if Digital Realty Trust, Inc. qualifies as a REIT for federal income tax purposes, it may be subject to some federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. In addition, our domestic corporate subsidiary, Digital Services, Inc., which is a taxable REIT subsidiary of Digital Realty Trust, Inc., could be subject to federal, state and local taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located. A domestic taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. Any federal, state or foreign taxes Digital Realty Trust, Inc. pays will reduce its cash available for distribution to stockholders.
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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under recently enacted tax legislation (the “2017 Tax Legislation”), U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of Digital Realty Trust, Inc.’s capital stock.
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
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for federal income tax purposes, Digital Realty Trust, Inc. must continually satisfy tests concerning, among other things, its sources of income, the nature and diversification of its assets (including its proportionate share of Digital Realty Trust, L.P.’s assets), the amounts it distributes to its stockholders and the ownership of its capital stock. If Digital Realty Trust, Inc. fails to comply with one or more of the asset tests at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forgo investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
The power of Digital Realty Trust, Inc.’s board of directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
Digital Realty Trust, Inc.’s charter provides that its board of directors may revoke or otherwise terminate its REIT election, without the approval of its stockholders, if it determines that it is no longer in Digital Realty Trust, Inc.’s best interests to continue to qualify as a REIT. If Digital Realty Trust, Inc. ceases to qualify as a REIT, it would become subject to U.S. federal corporate income tax on its taxable income and it would no longer be required to distribute most of its taxable income to its stockholders and, accordingly, distributions Digital Realty Trust, L.P. makes to its unitholders could be similarly reduced.
If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.
 We believe that the Operating Partnership has been organized and operated in a manner that will allow it to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including Digital Realty Trust, Inc., is allocated, and may be required to pay tax with respect to, that partner’s share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, Digital Realty Trust, Inc. would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could impair our ability to expand our business and raise capital, and would materially adversely affect the value of Digital Realty Trust, Inc.’s stock and the Operating Partnership’s units. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including Digital Realty Trust, Inc.
Our tax protection agreement may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

In connection with our acquisition of DuPont Fabros Technology, Inc., we entered into a tax protection agreement with a number of limited partners of DuPont Fabros Technology, L.P. (the “Protected Partners”), all of whom became limited partners of the Operating Partnership. Pursuant to this tax protection agreement, the Protected Partners entered into a guarantee of certain debt of a subsidiary of the Operating Partnership. The Operating Partnership is required to offer the Protected Partners a new guarantee opportunity in the event any guaranteed debt is repaid prior to March 1, 2023. If the Operating Partnership fails to offer the guarantee opportunity or to allocate guaranteed debt to a Protected Partner as required under the tax protection agreement, the Operating Partnership generally would be required to indemnify each Protected Partner for the tax liability resulting from such failure, as determined under the tax protection agreement. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.
Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.
We are headquartered in the United States with subsidiaries and operations globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws.  The governments of many of the countries in which we operate may enact changes to the tax laws of such countries, including changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.
Additionally, each of our properties is subject to real property and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Any increase in property taxes on our properties could have a material adverse effect on our revenues and results of operations.
Further, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect Digital Realty Trust, Inc.’s stockholders, Digital Realty Trust, L.P.’s unitholders and us. We cannot predict how changes in the tax laws might affect our investors and us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect Digital Realty Trust, Inc.’s ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Moreover, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.
The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect Digital Realty Trust, Inc. and its stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
Many of these changes that are applicable to us are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the IRS and the U.S. Department of the Treasury, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
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

Forward-Looking Statements
We make statements in this report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, our ability to lease vacant space and space under development, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

•	reduced demand for data centers or decreases in information technology spending;

•	decreased rental rates, increased operating costs or increased vacancy rates;

•	increased competition or available supply of data center space;

•
the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services;

•	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;

•	breaches of our obligations or restrictions under our contracts with our customers;

•	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;

•	the impact of current global and local economic, credit and market conditions;

•	our inability to retain data center space that we lease or sublease from third parties;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions;

•	our failure to successfully integrate and operate acquired or developed properties or businesses;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•
risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;

•	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;

•	financial market fluctuations and changes in foreign currency exchange rates;

•
adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;

•	our inability to manage our growth effectively;

•	losses in excess of our insurance coverage;

•	environmental liabilities and risks related to natural disasters;

•	our inability to comply with rules and regulations applicable to our Company;

•	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;

•	Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes;

•	restrictions on our ability to engage in certain business activities; and

•	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a) (2) and which is included in Part II, Item 8.

Our Portfolio
As of December 31, 2017, our portfolio consisted of 205 data centers, including seven held-for-sale data centers and 18 data centers held as investments in unconsolidated joint ventures, and contain a total of approximately 32.1 million rentable square feet, including 2.7 million square feet of space under active development and 1.7 million square feet of space held for development. The following table presents an overview of our portfolio of properties, including the seven data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2017 (dollar amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 8 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2017.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Occupancy Percentage (5)

North America
Northern Virginia	29	4,810,736	692,187	90,998	$459,124	94.9%
Chicago	9	2,691,942	305,003	197,160	268,460	95.2%
New York	12	1,907,645	34,821	278,089	195,401	84.1%
Silicon Valley	19	2,185,341	65,680	—	191,508	96.8%
Dallas	21	3,304,082	56,126	150,152	178,981	88.2%
Phoenix	4	990,385	—	108,926	90,538	67.3%
San Francisco	5	989,743	13,500	—	72,812	67.8%
Atlanta	5	775,606	—	313,581	54,031	94.5%
Boston	5	528,029	—	50,649	44,380	85.0%
Los Angeles	4	818,479	—	—	41,528	90.1%
Houston	6	392,816	—	13,969	21,311	87.9%
Toronto, Canada (6)	3	188,066	711,000	—	14,267	93.9%
Denver	2	371,500	—	—	10,850	95.6%
Austin	1	85,688	—	—	6,727	50.1%
Miami	2	198,461	22,535	5,318	6,603	96.6%
Portland	1	48,574	—	—	6,094	83.3%
Minneapolis / St. Paul	2	406,929	—	—	5,938	85.1%
Charlotte	3	95,499	—	—	4,447	88.0%
Seattle	1	41,156	—	74,790	2,144	69.1%
North America Total / Weighted Average	134	20,830,677	1,900,852	1,283,632	1,675,144	89.4%

Europe

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Occupancy Percentage (5)
London, United Kingdom (7)	16	1,400,717	171,471	55,060	207,397	89.7%
Amsterdam, Netherlands (8)	10	474,217	21,362	159,947	47,288	91.9%
Dublin, Ireland (8)	5	307,775	49,051	—	24,048	90.4%
Frankfurt, Germany (8)	2	47,641	120,030	—	9,829	63.1%
Paris, France (8)	3	185,994	—	—	7,191	100.0%
Geneva, Switzerland (8)	1	59,190	—	—	1,791	100.0%
Manchester, United Kingdom (7)	1	38,016	—	—	1,822	100.0%
Europe Total / Weighted Average	38	2,513,550	361,914	215,007	299,366	90.8%

Asia Pacific
Singapore (9)	2	465,519	—	75,119	70,825	84.6%
Melbourne (10)	2	125,329	21,241	—	16,906	91.5%
Sydney (10)	3	138,207	176,150	—	16,306	99.8%
Osaka	1	—	239,999	—	—	—%
Asia Pacific Total / Weighted Average	8	729,055	437,390	75,119	104,037	88.7%

Non-Data Center Properties	—	278,068	—	—	1,258	100.0%

Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—	26,597	99.6%
Hong Kong (11)	1	114,883	—	71,417	17,639	80.8%
Silicon Valley	4	326,305	—	—	12,574	100.0%
Dallas	3	319,876	—	—	7,541	100.0%
New York	1	108,336	—	—	3,190	100.0%
	13	1,415,972	—	71,417	67,541	98.3%

Non-Managed Unconsolidated Joint Ventures
Seattle	2	451,369	—	—	52,779	97.9%
Osaka (12)	1	92,682	—	—	14,703	89.2%
Tokyo (12)	2	277,196	—	—	21,099	87.0%
	5	821,247	—	—	88,581	93.3%

Total, excluding held for sale	198	26,588,569	2,700,156	1,645,175	2,235,927	90.2%

Held for Sale	7	1,067,704	—	89,923	16,747	65.8%

Total	205	27,656,273	2,700,156	1,735,098	2,252,674	89.3%

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

(2)	Space under active development includes current base building and data center projects in progress.

(3)	Space held for development includes space held for future data center development, and excludes space under active development.

(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2017 multiplied by 12.

(5)
Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

(6)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2017 of $0.80 to 1.00 CAD.

(7)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2017 of $1.35 to £1.00.

(8)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2017 of $1.20 to €1.00.

(9)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2017 of $0.75 to 1.00 SGD.

(10)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2017 of $0.78 to 1.00 AUD.

(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2017 of $0.13 to 1.00 HKD.

(12)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2017 of $0.01 to 1.00 JPY.

We have a ground lease obligation on 2010 East Centennial Circle that expires in 2082. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the property and, as result, rent after February 2036 is excluded from the minimum commitment information below.
We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. We have operating leases at 111 8th Avenue (2nd and 6th floors), 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2024, February 2022 and December 2026, respectively. The lease at 111 8th Avenue (2ndand 6th floors) has an option to extend the lease until June 2034 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The lease at 410 Commerce Boulevard has no extension options. As part of the Telx Acquisition and European Portfolio Acquisition, leases relating to operating facilities, offices, and equipment under various lease agreements expire during the years ending December 2018 through December 2037.
We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Customer Diversification
As of December 31, 2017, our portfolio was leased to over 2,300 companies, many of which are internationally recognized firms. The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized rent as of December 31, 2017 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet (1)(4)	Percentage of Net Rentable Square Feet (4)	Annualized Rent (2)(4)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	IBM	26	1,012,467	4.6%	$136,542	6.5%	50
2	Fortune 50 Software Company	16	1,642,275	7.4%	131,157	6.2%	76
3	Facebook, Inc.	16	813,894	3.7%	120,753	5.8%	42
4	Cyxtera Technologies, Inc. (3)	19	1,938,657	8.8%	77,374	3.7%	56
5	Oracle America, Inc.	16	511,231	2.3%	66,174	3.2%	38
6	Verizon	67	452,809	2.0%	60,469	2.9%	39
7	Fortune 25 Investment Grade-Rated Company	7	493,596	2.2%	58,554	2.8%	66
8	Equinix	18	959,679	4.3%	56,930	2.7%	137
9	Rackspace	8	480,284	2.2%	50,204	2.4%	106
10	LinkedIn Corporation	7	366,992	1.7%	44,647	2.1%	80
11	AT&T	51	656,853	3.0%	40,466	1.9%	53
12	Fortune 500 SaaS Provider	7	273,349	1.2%	40,344	1.9%	64
13	JPMorgan Chase & Co.	16	260,678	1.2%	31,702	1.5%	40
14	Comcast Corporation	27	166,272	0.8%	31,163	1.5%	86
15	DXC Technology Company	7	232,114	1.0%	29,371	1.4%	17
16	CenturyLink, Inc.	82	428,465	1.9%	26,717	1.3%	70
17	SunGard Availability Services LP	11	222,187	1.0%	24,816	1.2%	87
18	Morgan Stanley	9	167,085	0.8%	23,428	1.1%	55
19	NTT Communications Company	15	237,932	1.1%	23,419	1.1%	48
20	Charter Communications	18	144,163	0.7%	23,092	1.1%	76
	Total / Weighted Average		11,460,982	51.9%	$1,097,322	52.3%	66

Note: Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)
Occupied square footage is defined as leases that commenced on or before December 31, 2017. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2017 multiplied by 12.

(3)
Represents leases with former CenturyLink, Inc. affiliates, which are our direct customers. Cyxtera Technologies, Inc. acquired the data center and colocation business, including such direct customers, of CenturyLink, Inc. in 2Q 2017.

(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development at December 31, 2017) under lease as of December 31, 2017 (dollar amounts in thousands).

Square Feet Under Lease	Total Net Rentable Square Feet(1)(3)	Percentage of Net Rentable Square Feet(1)	Annualized Rent(2)(3)	Percentage of Annualized Rent
Available	2,528,626	10.3%	—	—
2,500 or less	1,624,583	6.6%	$319,463	15.2%
2,501 - 10,000	2,589,701	10.5%	311,072	14.8%
10,001 - 20,000	5,739,871	23.3%	688,464	32.8%
20,001 - 40,000	4,278,349	17.3%	446,093	21.3%
40,001 - 100,000	4,318,334	17.4%	218,165	10.4%
Greater than 100,000	3,589,546	14.6%	115,349	5.5%
Portfolio Total	24,669,010	100.0%	$2,098,606	100.0%

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2017 multiplied by 12.

(3)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2017 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development at December 31, 2017. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

Year	Square Footage of Expiring Leases (1)(4)	Percentage of Net Rentable Square Feet (4)	Annualized Rent (2)(4)	Percentage of Annualized Rent (4)	Annualized Rent Per Occupied Square Foot (4)	Annualized Rent Per Occupied Square Foot at Expiration (4)	Annualized Rent at Expiration
Available	2,528,626	10.3%
Month to Month (3)	223,507	0.9%	$59,992	2.9%	$268	$269	$60,044
2018	2,005,531	8.1%	303,772	14.5%	151	152	304,351
2019	3,444,722	14.0%	365,983	17.4%	106	109	376,296
2020	2,354,776	9.6%	265,144	12.6%	113	119	279,353
2021	2,696,638	10.9%	220,117	10.5%	82	88	237,657
2022	2,575,314	10.4%	245,781	11.7%	95	106	273,076
2023	1,457,486	5.9%	133,049	6.3%	91	101	147,498
2024	1,514,345	6.1%	127,814	6.1%	84	98	149,147
2025	1,426,676	5.8%	84,021	4.0%	59	70	99,740
2026	986,168	4.0%	87,459	4.2%	89	105	103,396
2027	780,746	3.2%	64,781	3.1%	83	105	81,644
Thereafter	2,674,475	10.8%	140,693	6.7%	53	69	185,822
Portfolio Total / Weighted Average	24,669,010	100.0%	$2,098,606	100.0%	$95	$104	$2,298,024

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2017 multiplied by 12.

(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2017, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.
Digital Realty Trust, Inc.’s common stock has been listed, and is traded, on the New York Stock Exchange, or the NYSE, under the symbol “DLR” since October 29, 2004. The following table sets forth, for the periods indicated, the high and low last sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

	High	Low	Dividends Declared
First Quarter 2016	$89.34	$69.89	$0.88000
Second Quarter 2016	$109.08	$85.50	$0.88000
Third Quarter 2016	$113.21	$91.27	$0.88000
Fourth Quarter 2016	$98.79	$85.63	$0.88000
First Quarter 2017	$109.00	$98.03	$0.93000
Second Quarter 2017	$121.53	$105.17	$0.93000
Third Quarter 2017	$127.23	$108.73	$0.93000
Fourth Quarter 2017	$124.16	$109.19	$0.93000
Digital Realty Trust, Inc. intends to continue to declare quarterly dividends on its common stock. The actual amount, form and timing of dividends, however, will be at the discretion of Digital Realty Trust, Inc.'s board of directors and will depend upon the Company's financial condition in addition to the requirements for qualification as a REIT under the Code, and no assurance can be given as to the amounts, form or timing of future dividends. Our global revolving credit facility and our term loan facility prohibit us from making distributions to our stockholders, or redeeming or otherwise repurchasing shares of our capital stock, including our common stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable us to maintain our qualification as a REIT and to avoid the payment of income or excise tax. Consequently, after the occurrence and during the continuance of an event of default under our global revolving credit facility or term loan facility, we may not be able to pay all or a portion of the dividends payable to the holders of our common stock.
Subject to the distribution requirements applicable to REITs under the Code, Digital Realty Trust, Inc. intends, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of its assets in real estate-related assets and other assets. Digital Realty Trust, Inc. may, however, under certain circumstances, make a dividend of capital or of assets. Such dividends, if any, will be made at the discretion of Digital Realty Trust, Inc.'s board of directors.
As of February 27, 2018, there were approximately 481 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.
There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 27, 2018, there were 93 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.
The following table sets forth, for the periods indicated, the distributions per common unit that our Operating Partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2016	$0.88000
Second Quarter 2016	$0.88000
Third Quarter 2016	$0.88000
Fourth Quarter 2016	$0.88000
First Quarter 2017	$0.93000
Second Quarter 2017	$0.93000
Third Quarter 2017	$0.93000
Fourth Quarter 2017	$0.93000
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

STOCK PERFORMANCE GRAPH
The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2012 through December 31, 2017, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2012 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS
AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX
Assumes $100 invested on December 31, 2012
Assumes dividends reinvested
To fiscal year ending December 31, 2017

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2012	100.0	100.0	100.0
December 31, 2013	76.5	132.4	102.5
December 31, 2014	109.1	150.5	133.6
December 31, 2015	131.1	152.6	137.0
December 31, 2016	176.8	170.8	148.8
December 31, 2017	211.7	208.1	156.3

•
This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.

•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2012.

SALES OF UNREGISTERED EQUITY SECURITIES
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the year ended December 31, 2017, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the year ended December 31, 2017, Digital Realty Trust, Inc. issued an aggregate of 17,668 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.7 million to our Operating Partnership and our Operating Partnership issued to Digital Realty Trust, Inc. an aggregate of 17,668 common units, as required by our Operating Partnership’s partnership agreement.

During the year ended December 31, 2017, Digital Realty Trust, Inc. issued an aggregate of 272,047 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2017, our Operating Partnership issued an aggregate of 272,047 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2017, an aggregate of 22,997 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 249,050 shares of common stock.
All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2017 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $21.4 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,774,649	$1,542,511	$1,354,986	$1,256,086	$1,155,051
Tenant reimbursements	440,224	355,903	359,875	350,234	323,286
Interconnection and other	235,652	204,317	40,759	—	—
Fee income	6,372	6,285	6,638	7,268	3,520
Other	1,031	33,197	1,078	2,850	402
Total operating revenues	2,457,928	2,142,213	1,763,336	1,616,438	1,482,259
Operating Expenses:
Rental property operating and maintenance	759,616	660,177	549,885	503,140	456,596
Property taxes	124,014	102,497	92,588	91,538	90,321
Insurance	10,981	9,492	8,809	8,643	8,743
Change in fair value of contingent consideration	—	—	(44,276)	(8,093)	(1,762)
Depreciation and amortization	842,464	699,324	570,527	538,513	475,464
General and administrative	161,441	152,733	105,549	93,188	65,653
Transaction and integration expenses	76,048	20,491	17,400	1,303	4,605
Impairment on investments in real estate	28,992	—	—	126,470	—
Other	3,077	213	60,943	3,070	827
Total operating expenses	2,006,633	1,644,927	1,361,425	1,357,772	1,100,447
Operating income	451,295	497,286	401,911	258,666	381,812
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	25,516	17,104	15,491	13,289	9,796
Gain on insurance settlement	—	—	—	—	5,597
Gain on sale of properties	40,354	169,902	94,604	15,945	—
Gain on contribution of investment properties to unconsolidated joint ventures	—	—	—	95,404	115,609
Gain on sale of equity investment	—	—	—	14,551	—
Interest and other income	3,655	(4,564)	(2,381)	2,663	139
Interest expense	(258,642)	(236,480)	(201,435)	(191,085)	(189,399)
Tax expense	(7,901)	(10,385)	(6,451)	(5,238)	(1,292)
Gain (loss) from early extinguishment of debt	1,990	(1,011)	(148)	(780)	(1,813)
Net income	256,267	431,852	301,591	203,415	320,449
Net income attributable to noncontrolling interests	(8,008)	(5,665)	(4,902)	(3,232)	(5,961)
Net income attributable to Digital Realty Trust, Inc.	248,259	426,187	296,689	200,183	314,488
Preferred stock dividends	(68,802)	(83,771)	(79,423)	(67,465)	(42,905)
Issuance costs associated with redeemed preferred stock	(6,309)	(10,328)	—	—	—
Net income available to common stockholders	$173,148	$332,088	$217,266	$132,718	$271,583
Per Share Data:
Basic income per share available to common stockholders	$0.99	$2.21	$1.57	$1.00	$2.12
Diluted income per share available to common stockholders	$0.99	$2.20	$1.56	$0.99	$2.12
Cash dividend per common share	$3.72	$3.52	$3.40	$3.32	$3.12

Weighted average common shares outstanding:
Basic	174,059,386	149,953,662	138,247,606	133,369,047	127,941,134
Diluted	174,895,098	150,679,688	138,865,421	133,637,235	128,127,641

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Net investments in real estate	$13,841,186	$8,996,362	$8,770,212	$8,203,287	$8,384,086
Total assets	21,404,345	12,192,585	11,416,063	9,526,784	9,626,830
Global revolving credit facility	550,946	199,209	960,271	525,951	724,668
Unsecured term loan	1,420,333	1,482,361	923,267	976,600	1,020,984
Unsecured senior notes, net of discount	6,570,757	4,153,797	3,712,569	2,791,758	2,364,232
Exchangeable senior debentures, net of discount	—	—	—	—	266,400
Mortgages and other secured loans, net of premiums	106,582	3,240	302,930	378,818	585,608
Total liabilities	10,300,993	7,060,288	6,879,561	5,612,546	5,980,318
Redeemable noncontrolling interests in operating partnership	53,902	—	—	—	—
Total stockholders' equity	10,349,081	5,096,015	4,500,132	3,878,256	3,610,516
Noncontrolling interests in operating partnership	698,126	29,684	29,612	29,191	29,027
Noncontrolling interests in consolidated joint ventures	2,243	6,598	6,758	6,791	6,969
Total liabilities and equity	$21,404,345	$12,192,585	$11,416,063	$9,526,784	$9,626,830

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cash flows from (used in):
Operating activities	$1,023,305	$911,242	$796,840	$655,888	$656,390
Investing activities	(1,357,153)	(1,303,597)	(2,527,501)	(644,180)	(1,060,609)
Financing activities	321,200	350,617	1,750,531	(26,974)	401,832

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)
The following table sets forth selected consolidated financial and operating data on an historical basis for our Operating Partnership.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,774,649	$1,542,511	$1,354,986	$1,256,086	$1,155,051
Tenant reimbursements	440,224	355,903	359,875	350,234	323,286
Interconnection and other	235,652	204,317	40,759	—	—
Fee income	6,372	6,285	6,638	7,268	3,520
Other	1,031	33,197	1,078	2,850	402
Total operating revenues	2,457,928	2,142,213	1,763,336	1,616,438	1,482,259
Operating Expenses:
Rental property operating and maintenance	759,616	660,177	549,885	503,140	456,596
Property taxes	124,014	102,497	92,588	91,538	90,321
Insurance	10,981	9,492	8,809	8,643	8,743
Change in fair value of contingent consideration	—	—	(44,276)	(8,093)	(1,762)
Depreciation and amortization	842,464	699,324	570,527	538,513	475,464
General and administrative	161,441	152,733	105,549	93,188	65,653
Transaction and integration expenses	76,048	20,491	17,400	1,303	4,605
Impairment on investments in real estate	28,992	—	—	126,470	—
Other	3,077	213	60,943	3,070	827
Total operating expenses	2,006,633	1,644,927	1,361,425	1,357,772	1,100,447
Operating income	451,295	497,286	401,911	258,666	381,812
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	25,516	17,104	15,491	13,289	9,796
Gain on insurance settlement	—	—	—	—	5,597
Gain on sale of properties	40,354	169,902	94,604	15,945	—
Gain on contribution of investment properties to unconsolidated joint ventures	—	—	—	95,404	115,609
Gain on sale of equity investment	—	—	—	14,551	—
Interest and other income	3,655	(4,564)	(2,381)	2,663	139
Interest expense	(258,642)	(236,480)	(202,800)	(191,085)	(189,399)
Tax expense	(7,901)	(10,385)	(6,451)	(5,238)	(1,292)
Gain (loss) from early extinguishment of debt	1,990	(1,011)	(148)	(780)	(1,813)
Net income	256,267	431,852	300,226	203,415	320,449
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(4,238)	(367)	(460)	(465)	(595)
Net income attributable to Digital Realty Trust, L.P.	252,029	431,485	299,766	202,950	319,854
Preferred units distributions	(68,802)	(83,771)	(79,423)	(67,465)	(42,905)
Issuance costs associated with redeemed preferred units	(6,309)	(10,328)	—	—	—
Net income available to common unitholders	$176,918	$337,386	$220,343	$135,485	$276,949
Per Unit Data:
Basic income per unit available to common unitholders	$0.99	$2.21	$1.56	$1.00	$2.12
Diluted income per unit available to common unitholders	$0.99	$2.20	$1.55	$0.99	$2.12

Cash distributions per common unit	$3.72	$3.52	$3.40	$3.32	$3.12
Weighted average common units outstanding:
Basic	178,055,936	152,359,680	140,905,897	136,122,661	130,462,534
Diluted	178,891,648	153,085,706	141,523,712	136,390,849	130,649,041

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Net investments in real estate	$13,841,186	$8,996,362	$8,770,212	$8,203,287	$8,384,086
Total assets	21,404,345	12,192,585	11,416,063	9,526,784	9,626,830
Global revolving credit facility	550,946	199,209	960,271	525,951	724,668
Unsecured term loan	1,420,333	1,482,361	923,267	976,600	1,020,984
Unsecured senior notes, net of discount	6,570,757	4,153,797	3,712,569	2,791,758	2,364,232
Exchangeable senior debentures, net of discount	—	—	—	—	266,400
Mortgages and other secured loans, net of premiums	106,582	3,240	302,930	378,818	585,608
Total liabilities	10,300,993	7,060,288	6,880,926	5,612,546	5,980,318
Redeemable limited partner common units	53,902	—	—	—	—
General partner’s capital	10,457,513	5,231,620	4,595,357	3,923,302	3,599,825
Limited partners’ capital	702,579	34,698	33,986	32,578	31,261
Accumulated other comprehensive income (loss)	(112,885)	(140,619)	(100,964)	(48,433)	8,457
Noncontrolling interests in consolidated joint ventures	2,243	6,598	6,758	6,791	6,969
Total liabilities and capital	$21,404,345	$12,192,585	$11,416,063	$9,526,784	$9,626,830

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cash flows from (used in):
Operating activities	$1,023,305	$911,242	$796,840	$655,888	$656,390
Investing activities	(1,357,153)	(1,303,597)	(2,527,501)	(644,180)	(1,060,609)
Financing activities	321,200	350,617	1,750,531	(26,974)	401,832

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

On September 14, 2017, we completed the acquisition of DuPont Fabros Technology, Inc., in an all-stock merger, which we refer to as the DFT Merger, for equity consideration of approximately $6.2 billion. We believe this transaction expanded our reach with a complementary footprint in top U.S. metropolitan areas while enhancing our ability to meet the growing demand for hyper-scale and public cloud solutions and solidifying our blue-chip customer base. As part of the DFT Merger, we acquired 15 data centers, 14 of which are located in the United States and one is located in Canada.
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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to accomplish our objectives by achieving superior risk-adjusted returns, prudently allocating capital, diversifying our product offerings and driving revenue growth and operating efficiencies. We plan to focus on our core business of investing in and developing and operating data centers. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development, acquisition of land for future development and acquisition of new properties. We target high quality, strategically located properties containing the physical and connectivity infrastructure that supports the applications and operations of data center and technology industry customers and properties that may be developed for such use. Most of our data center properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus exclusively on owning, acquiring, developing and operating data centers because we believe that the growth in data center demand and the technology-related real estate industry generally will continue to outpace the overall economy.
As of December 31, 2017, our portfolio included 205 data centers, including seven data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures, with approximately 32.1 million rentable square feet including approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development. The 18 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 2.2 million rentable square feet. The 21 parcels of developable land we own comprised approximately 539 acres. At December 31, 2017, approximately 2.7 million square feet was under construction for Turn-Key Flex®, colocation and

Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, four European metropolitan areas, two Australian metropolitan areas, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.3 million square feet of base building construction and 1.4 million square feet of data center construction.

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

Revenue base. As of December 31, 2017, we operated 205 data centers through our Operating Partnership, including seven data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures, and developable land. These data centers are mainly located throughout North America, with 38 located in Europe, seven in Asia and five properties in Australia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as set forth in the table below:

The following table presents an overview of our portfolio of data centers, including the seven data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of December 31, 2017.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)

North America
Northern Virginia	29	4,810,736	692,187	90,998
Chicago	9	2,691,942	305,003	197,160
New York	12	1,907,645	34,821	278,089
Silicon Valley	19	2,185,341	65,680	—
Dallas	21	3,304,082	56,126	150,152
Phoenix	4	990,385	—	108,926
San Francisco	5	989,743	13,500	—
Atlanta	5	775,606	—	313,581
Boston	5	528,029	—	50,649
Los Angeles	4	818,479	—	—
Houston	6	392,816	—	13,969
Toronto, Canada	3	188,066	711,000	—
Denver	2	371,500	—	—
Austin	1	85,688	—	—
Miami	2	198,461	22,535	5,318
Portland	1	48,574	—	—
Minneapolis / St. Paul	2	406,929	—	—

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
Charlotte	3	95,499	—	—
Seattle	1	41,156	—	74,790
North America Total / Weighted Average	134	20,830,677	1,900,852	1,283,632

Europe
London, United Kingdom	16	1,400,717	171,471	55,060
Amsterdam, Netherlands	10	474,217	21,362	159,947
Dublin, Ireland	5	307,775	49,051	—
Frankfurt, Germany	2	47,641	120,030	—
Paris, France	3	185,994	—	—
Geneva, Switzerland	1	59,190	—	—
Manchester, United Kingdom	1	38,016	—	—
Europe Total / Weighted Average	38	2,513,550	361,914	215,007

Asia Pacific
Singapore	2	465,519	—	75,119
Melbourne	2	125,329	21,241	—
Sydney	3	138,207	176,150	—
Osaka	1	—	239,999	—
Asia Pacific Total / Weighted Average	8	729,055	437,390	75,119

Non-Data Center Properties	—	278,068	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—
Hong Kong	1	114,883	—	71,417
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	13	1,415,972	—	71,417

Non-Managed Unconsolidated Joint Ventures
Seattle	2	451,369	—	—
Osaka	1	92,682	—	—
Tokyo	2	277,196	—	—
	5	821,247	—	—

Total, excluding held for sale	198	26,588,569	2,700,156	1,645,175

Held for Sale	7	1,067,704	—	89,923

Total	205	27,656,273	2,700,156	1,735,098

(1)
Current net rentable square feet as of December 31, 2017, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas and excludes space under active development and space held for development.

(2)	Space under active development includes current base building and data center projects in progress.

(3)	Space held for development includes space held for future data center development, and excludes space under active development.

As of December 31, 2017, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, were approximately 90.2% leased excluding approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2017, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2019 are 22.1% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of December 31, 2017.

Factors Which May Influence Future Results of Operations
Global market and economic conditions. General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The terms of any withdrawal are subject to ongoing negotiations. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal. Instability in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’, financial condition and results of operations.
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
Foreign currency exchange risk. For the years ended December 31, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development as of December 31, 2017, the occupancy rate of our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was approximately 90.2% of our net rentable square feet.
As of December 31, 2017, we had over 2,300 tenants in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2017, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income we generate also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 25.5 million net rentable square feet, excluding space under active development and space held for development and 18 data centers held as investments in unconsolidated joint ventures, at December 31, 2017 is approximately 1.4 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of December 31, 2017, we had approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development, or approximately 14% of the total rentable space in our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
In addition, the timing between when we sign a new lease with a customer and when that lease commences and we begin to generate rental income may be significant and may not be easily predictable. Certain leases may provide for staggered commencement dates for additional space, the timing of which may be delayed significantly.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our metropolitan areas or downturns in the data center industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our customers to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.5 million square feet of available space in our portfolio, which excludes approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development as of December 31, 2017 and the five data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 8.1% and 14.0% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2018 and 2019, respectively.
During the year ended December 31, 2017, we signed new leases totaling approximately 1.1 million square feet of space and renewal leases totaling approximately 2.1 million square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2017:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	603,006	$137.88	$143.35	4.0%	$6.58	5.5
Powered Base Building ®	649,115	$30.07	$37.71	25.4%	$5.04	7.7
Colocation	406,819	$290.39	$300.24	3.4%	$—	1.4
Non-technical	421,891	$20.18	$19.50	(3.4)%	$14.10	10.2
New Leases Signed (5)
Turn-Key Flex ®	883,304	—	$148.71	—	$26.45	7.4
Colocation	125,793	—	$267.37	—	$25.62	2.3
Non-technical	138,403	—	$23.85	—	$50.36	9.9
Leasing Activity Summary
Turn-Key Flex ®	1,486,310	—	$146.54	—	—
Powered Base Building ®	649,115	—	$37.71	—	—
Colocation	532,612	—	$292.48	—	—
Non-technical	560,294	—	$20.57	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2017 to 2018.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2018 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and slightly down on a cash basis. For the year ended December 31, 2017, rents on renewed space increased by an average of 4.0% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 25.4% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of December 31, 2017, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Metropolitan Area	Percentage of December 31, 2017 total annualized rent (1)
Northern Virginia	21.6%
Chicago	12.0%
Silicon Valley	9.3%
London, United Kingdom	9.2%
New York	8.8%
Dallas	8.3%
Phoenix	4.0%
San Francisco	3.2%
Singapore	3.1%
Seattle	2.4%
Atlanta	2.4%
Amsterdam, Netherlands	2.1%
Boston	2.0%
Other	11.6%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2017 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2017 was approximately $21.4 million.

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
Interest rates. As of December 31, 2017, we had approximately $1.0 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loans, along with $558.2 million, $406.8 million and $150.1 million of variable rate debt that was outstanding on the global revolving credit facility, the unswapped portion of the unsecured term loans and the floating rate notes due 2019, or the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio consists primarily of data centers. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand in key metropolitan areas such as Northern Virginia, Dallas and Chicago is largely in line with supply. We also continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

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
Investments in Real Estate
Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the term and rate of in-place leases, the creditworthiness of the customers, favorable or unfavorable financing, above- or below-market ground leases and numerous other factors.
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

Goodwill impairment evaluation. We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In our impairment tests of goodwill, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, we determine that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets including goodwill to the fair value of the reporting unit. If the fair value is determined to be less than the book value of the net assets, including goodwill, a second step is performed to compute the amount of impairment as the difference between the implied fair value of goodwill and its carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized.

Revenue Recognition

Rental revenue is recognized using the straight-line method over the terms of the customer leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized to date on a straight-line basis versus the contractual rental payments under the terms of the leases. Many of our leases contain provisions under which the customers reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below-market tenant leases as a reduction of rental revenue in the case of above-market leases or an increase to rental revenue in the case of below-market leases.

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

Recently Issued Accounting Pronouncements

Please refer to Item 8, Note 2(z). “Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the years ended December 31, 2017, 2016 and 2015. A summary of our operating results from continuing operations for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Income Statement Data:
Total operating revenues	$2,457,928	$2,142,213	$1,763,336
Total operating expenses	(2,006,633)	(1,644,927)	(1,361,425)
Operating income	451,295	497,286	401,911
Other expenses, net	(195,028)	(65,434)	(100,320)
Net income	$256,267	$431,852	$301,591

Our portfolio of properties has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2015 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2016-2017 and properties sold or contributed to joint ventures. Our pre-stabilized pool includes the results of the operating properties acquired below, newly delivered properties that were previously under development and properties acquired as part of the DFT Merger in September 2017 and the European Portfolio Acquisition in July 2016.

In September 2017, as part of the DFT Merger, we acquired 15 data centers, 14 of which are located in the United States and one is located in Canada. In addition, we acquired the following real estate properties during the year ended December 31, 2017:

Property Type	Amount (in millions)(2)
Land Parcels (1)	$55.3
Data Centers	346.2
Technology Manufacturing	14.3
$415.8

(1)	Represents currently vacant land which is not included in our operating property count.

(2)	Purchase price in U.S. dollars and excludes capitalized closing costs.

2017 Dispositions

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
8025 North Interstate 35	Austin	August 10, 2017	$20.2	$9.6
44874 Moran Road (1)	Northern Virginia	October 6, 2017	34.0	15.6
1 Solutions Parkway	St. Louis	November 28, 2017	37.1	14.7
			$91.3	$39.9

(1)
The property was held in a consolidated joint venture in which the Company owned a 75% interest. The Company recognized a gain on the sale of approximately $11.7 million, net of noncontrolling interests.

None of the Company's property sales to date represented a significant component or significant shift in strategy that would require discontinued operations presentation.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 and Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Portfolio
As of December 31, 2017, our portfolio consisted of 205 data centers, including seven held-for-sale data centers and 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 32.1 million rentable square feet, including 2.7 million square feet of space under active development and 1.7 million square feet of space held for development, compared to a portfolio consisting of 187 data centers, including three held-for-sale data centers and 15 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 26.1 million rentable square feet, including 2.0 million square feet of space under active development and 1.1 million square feet of space held for development as of December 31, 2016, and compared to a portfolio consisting of 173 data centers, including 15 data centers held as investments in unconsolidated joint ventures, with an aggregate of 25.6 million rentable square feet, including 1.3 million square feet of space under active development and 1.3 million square feet of space held for development as of December 31, 2015.
Revenues
Total operating revenues for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015	2017 vs 2016	2016 vs 2015
Rental	$1,774,649	$1,542,511	$1,354,986	$232,138	$187,525	15.0%	13.8%
Tenant reimbursements	440,224	355,903	359,875	84,321	(3,972)	23.7%	(1.1)%
Interconnection and other	235,652	204,317	40,759	31,335	163,558	15.3%	401.3%
Fee income	6,372	6,285	6,638	87	(353)	1.4%	(5.3)%
Other	1,031	33,197	1,078	(32,166)	32,119	(96.9)%	2,979.5%
Total operating revenues	$2,457,928	$2,142,213	$1,763,336	$315,715	$378,877	14.7%	21.5%

The following tables show revenues for the years ended December 31, 2017, 2016 and 2015 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Stabilized results for the year ended December 31, 2015 are shown prior to Telx-related eliminations that were completed in arriving at our consolidated financial results. In an effort to make 2016 and 2015 stabilized results comparable, total operating revenues for the year ended December 31, 2016 are shown prior to Telx-related eliminations totaling $62.1 million.  Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period, and the net Telx-related elimination of $62.1 million for the year ended December 31, 2016.

	Stabilized Year Ended December 31,			Pre-Stabilized and Other Year Ended December 31,
	2017	2016	Change	2017	2016	Change
Rental	$980,994	$974,918	$6,076	$793,655	$567,593	$226,062
Tenant reimbursements	217,068	218,644	(1,576)	223,156	137,259	85,897
Interconnection and other	200,693	179,462	21,231	34,959	24,855	10,104
Total operating revenues	$1,398,755	$1,373,024	$25,731	$1,051,770	$729,707	$322,063
Stabilized rental revenues increased $6.1 million, or 0.6%, for the year ended December 31, 2017 compared to the same period in 2016 primarily as a result of new leasing at our properties during the year ended December 31, 2017, the largest of which was for space at 1-11 Templar Road, 1725 Comstock Street and 200 Paul Avenue, offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue decreased $1.6 million, or 0.7%, for the year ended December 31, 2017 compared to the same period in 2016 primarily as a result of increased property tax reimbursements due to one-time reductions in 2016 at two properties in the stabilized portfolio as well as lower utility reimbursements due to decreased usage and vacancies at certain properties. Stabilized interconnection and other revenues increased $21.2 million, or 11.8%, for the year ended December 31, 2017 compared to the same period in 2016 primarily as a result of increased demand and product sales during the year ended December 31, 2017 in the stabilized portfolio.
Pre-stabilized and other revenue increases during the year ended December 31, 2017 compared to the same period in 2016 were primarily a result of the properties acquired in the DFT Merger, which contributed approximately $115.4 million and $62.3 million to the rental revenue and tenant reimbursement increases, respectively. In addition, the European Portfolio

Acquisition contributed approximately $44.9 million and $7.0 million to the rental revenue and interconnection revenue increases, respectively. The remainder of the increases was related to new leases at our properties during the year ended December 31, 2017, primarily leases of completed development space, the largest of which were for space at 44100 Digital Loudoun Plaza, 9355 Grand Avenue, 1210 Integrity Drive, 907 Security Row and 43780 Digital Loudoun Plaza and offset partially by a decrease in revenues as a result of properties sold during the year ended December 31, 2017.

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

Other

During the year ended December 31, 2016, we recognized a non-cash gain on lease termination of approximately $29.2 million, as one of our customers, as part of a lease termination, conveyed substantially all of its colocation and turn-key improvements to the Company.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015	2017 vs 2016	2016 vs 2015
Rental property operating and maintenance	$759,616	$660,177	$549,885	$99,439	$110,292	15.1%	20.1%
Property taxes	124,014	102,497	92,588	21,517	9,909	21.0%	10.7%
Insurance	10,981	9,492	8,809	1,489	683	15.7%	7.8%
Change in fair value of contingent consideration	—	—	(44,276)	—	44,276	—	(100.0%)
Depreciation and amortization	842,464	699,324	570,527	143,140	128,797	20.5%	22.6%
General and administrative	161,441	152,733	105,549	8,708	47,184	5.7%	44.7%
Transaction and integration expenses	76,048	20,491	17,400	55,557	3,091	271.1%	17.8%
Impairment of investments in real estate	28,992	—	—	28,992	—	—	—
Other	3,077	213	60,943	2,864	(60,730)	1,344.6%	(99.7)%
Total operating expenses	$2,006,633	$1,644,927	$1,361,425	$361,706	$283,502	22.0%	20.8%
Interest expense	$258,642	$236,480	$201,435	$22,162	$35,045	9.4%	17.4%

The following tables show expenses for the years ended December 31, 2017, 2016 and 2015 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Stabilized results for the year ended December 31, 2015 are shown prior to Telx-related eliminations that were completed in arriving at our consolidated financial results. In an effort to make 2016 and 2015 stabilized results comparable, total operating expenses for the year ended December 31, 2016 are shown prior to Telx-related eliminations totaling $3.6 million.  Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period, and the net Telx-related elimination of $3.6 million for the year ended December 31, 2016.

	Stabilized Year Ended December 31,			Pre-Stabilized and Other Year Ended December 31,
	2017	2016	Change	2017	2016	Change
Rental property operating and maintenance	$409,614	$412,358	$(2,744)	$350,002	$247,819	$102,183
Property taxes	69,363	67,929	1,434	54,651	34,568	20,083
Insurance	7,663	7,165	498	3,318	2,327	991
Stabilized rental property operating and maintenance expenses decreased by approximately $2.7 million, or 0.7%, for the year ended December 31, 2017 compared to the same period in 2016 primarily as a result of reduced labor costs and cost containment measures across the portfolio.
Stabilized property taxes increased by approximately $1.4 million, or 2.1%, for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of increased assessed taxes at one of our properties in Illinois.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $102.2 million for the year ended December 31, 2017 compared to the same period in 2016, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $51.2 million along with the European Portfolio Acquisition, which contributed approximately $20.4 million to the increase, and leasing of completed and delivered inventory.
Pre-stabilized and other property tax expense increased approximately $20.1 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to a tax refund received in 2016 at one property in Singapore related to a change in assessed value along with the properties acquired in the DFT Merger, which contributed approximately $5.3 million.

	Stabilized Year Ended December 31,			Pre-Stabilized and Other Year Ended December 31,
	2016	2015	Change	2016	2015	Change
Rental property operating and maintenance	$294,854	$304,716	$(9,862)	$365,323	$245,169	$120,154
Property taxes	61,876	54,930	6,946	40,621	37,658	2,963
Insurance	6,603	6,699	(96)	2,889	2,110	779
Stabilized rental property operating and maintenance expenses decreased by approximately $9.9 million, or 3.2%, for the year ended December 31, 2016 compared to the same period in 2015 primarily as a result of lower utility expense due to decreased usage and vacancies at certain properties and operating efficiencies realized from the Telx Acquisition.
Stabilized property taxes increased by approximately $6.9 million, or 12.6%, for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of an additional property tax re-assessment recorded in 2016 at four properties within the stabilized pool and a successful appeal in 2015 for taxes at one property in Texas within the stabilized pool.
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

Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration recorded for the year ended December 31, 2015 was primarily as a result of reducing the fair value related to the Sentrum acquisition by approximately $45.9 million during 2015. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date.

Depreciation and Amortization
Depreciation and amortization expense increased by approximately $143.1 million for the year ended December 31, 2017 compared to the same period in 2016, principally because of the properties acquired in the DFT Merger, which contributed approximately $116.2 million to the increase along with the European Portfolio Acquisition, which contributed approximately $23.8 million, offset by an impairment charge on the Telx tradename of approximately $6.1 million recorded in the quarter ended June 30, 2016 along with fully depreciated building assets during the year ended December 31, 2017.

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

General and Administrative

General and administrative expenses increased by approximately $8.7 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to an increase in headcount from 2016 to 2017 to support the Company's continued growth.

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

Transactions and Integration Expense

Transactions and integration expense increased by approximately $55.6 million for the year ended December 31, 2017 compared to the same period in 2016, principally due to $43.0 million of transaction expenses for the year ended December 31, 2017 related to the DFT Merger along with integration expenses attributable to recently completed acquisitions.

Transactions and integration expense increased by approximately $3.1 million for the year ended December 31, 2016 compared to the same period in 2015, principally because of transaction expenses attributable to the European Portfolio Acquisition, which was acquired in July 2016, offset by expenses attributable to the Telx Acquisition, which was acquired in October 2015.

Other
Other expense for the year ended December 31, 2015 was due to the write off of straight-line rent receivables related to the Telx Acquisition ($75.3 million), which was partially offset by a gain related to the settlement of pre-existing tenant relationships with Telx ($14.4 million).

Interest Expense

Interest expense increased by approximately $22.2 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to the issuance of the 2019 Notes in May 2017, the issuance of the 2.750% notes due 2024 and the 3.300% notes due 2029 in July 2017 and the issuance of the 2.750% notes due 2023 and the 3.700% notes due 2027 in August 2017.

Interest expense increased by approximately $35.0 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily as a result of the issuance of the 3.950% notes due 2022 in June 2015, the issuance of the 3.400% notes due 2020 and 4.750% notes due 2025 in October 2015 and the issuance of the 2.625% notes due 2024 in April 2016, offset by lower interest expense on secured debt due to the paydown of several mortgage loans in 2015 and 2016.
Impairment of Investments in Real Estate

We evaluated the carrying value of the properties identified as held for sale to ensure the carrying value was recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2017, we recognized $29.0 million of impairment charges on three properties located in the United States to reduce the carrying values to the estimated fair values less costs to sell. The fair values of the three properties were based on comparable sales price data. There were no impairment charges for the years ended December 31, 2016 and 2015.
Gain on Sale of Properties

During the year ended December 31, 2017, we recognized a gain on sale of properties of $40.4 million primarily related to the disposition of (i) 8025 North Interstate 35, which sold for $20.2 million in August 2017, (ii) 44874 Moran Road, which sold for $34.0 million in October 2017, and (iii) 1 Solutions Parkway, which sold for $37.1 million in November 2017.

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

During the year ended December 31, 2015, we recognized a gain on sale of properties of $94.6 million primarily related to the disposition of (i) 100 Quannapowitt, which sold for $31.1 million in February 2015, (ii) 3300 East Birch Street, which sold for $14.2 million in March 2015, (iii) 833 Chestnut Street, which sold for $160.8 million in April 2015, and (iv) 650 Randolph Road, which sold for $9.2 million in December 2015.
Liquidity and Capital Resources of the Parent Company

In this “Liquidity and Capital Resources of the Parent Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section below, the term, our “Parent Company”, refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our Operating Partnership.

Analysis of Liquidity and Capital Resources

Our Parent Company’s business is operated primarily through our Operating Partnership, of which our Parent Company is the sole general partner and which it consolidates for financial reporting purposes. Because our Parent Company operates on a consolidated basis with our Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of our Parent Company on a consolidated basis and how our Company is operated as a whole.

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
.

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

Our Parent Company entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through December 31, 2017, our Parent Company had generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

On August 7, 2017, our Parent Company issued and sold 8,000,000 shares of its 5.250% series J cumulative redeemable preferred stock, or the series J preferred stock, in an underwritten public offering for net proceeds of approximately $193.5 million.

We used the net proceeds from the offerings of the 2.750% 2024 Notes, the USD Notes and the series J preferred stock to fund a portion of the repayment, redemption and/or discharge of DFT debt and the payment of certain transaction fees and expenses incurred in connection with the DFT Merger.

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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. Our Parent Company may need to continue to raise capital in the debt and equity markets to fund our Operating Partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our Parent Company may be required to use borrowings under our global revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our Parent Company’s REIT status.

Our Parent Company declared the following dividends on its common and preferred stock during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

Date dividend declared	Dividend payable date	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock		Series J Preferred Stock		Common Stock
Feb 25, 2015	March 31, 2015	$—		$5,031		$3,023		$3,672	$6,730	$—		$—		$115,419	(1)
May 12, 2015	June 30, 2015	—		5,031		3,023		3,672	6,730	—		—		115,458	(1)
Aug 11, 2015	September 30, 2015	—		5,031		3,023		3,672	6,730	—		—		115,454	(1)
Nov 12, 2015	December 31, 2015 for Preferred Stock; January 15, 2016 for Common Stock	—		5,031		3,023		3,672	6,730	5,600	(2)	—		124,417	(1)
		$—		$20,124		$12,092		$14,688	$26,920	$5,600		$—		$470,748
Feb 17, 2016	March 31, 2016	$—		$5,031		$3,023		$3,672	$6,730	$3,969		$—		$131,587	(3)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730	3,969		—		131,607	(3)
Aug 10, 2016	September 30, 2016	—		—	(4)	3,023		3,672	6,730	3,969		—		131,657	(3)
Nov 9, 2016	December 30, 2016 for Preferred Stock; January 13, 2017 for Common Stock	—		—		3,023		3,672	6,730	3,969		—		141,882	(3)
		$—		$10,062		$12,092		$14,688	$26,920	$15,876		$—		$536,733
Mar 1, 2017	March 31, 2017	$—		$—		$3,023		$3,672	$6,730	$3,969		$—		$148,358	(5)
May 8, 2017	June 30, 2017	—		—		—	(6)	3,672	6,730	3,969		—		150,814	(5)
Aug 7, 2017	September 29, 2017	—		—		—		3,672	6,730	3,969		—		191,041	(5)
Nov 2, 2017	December 29, 2017 for Preferred Stock; January 12, 2018 for Common Stock	3,963	(7)	—		—		3,672	6,730	3,969		4,200	(7)	191,067	(5)
		$3,963		$—		$3,023		$14,688	$26,920	$15,876		$4,200		$681,280

Annual rate of dividend per share		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375	$1.58750		$1.31250

(1)	$3.400 annual rate of dividend per share.

(2)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2015.

(3)	$3.520 annual rate of dividend per share.

(4)
Redeemed on September 15, 2016 for $25.35972 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were recorded as a reduction to net income available to common stockholders.

(5)	$3.720 annual rate of dividend per share.

(6)
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

(7)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2017.
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
The expected tax treatment of distributions on our Parent Company’s common and preferred stock paid in 2017 is as follows: approximately 95% ordinary income and 5% capital gain distribution. The tax treatment of distributions on our Parent Company’s common and preferred stock paid in 2016 was as follows: approximately 98% ordinary income and 2% capital gain distribution.

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
As of December 31, 2017, we had $0.1 million of cash and cash equivalents, excluding $13.1 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.
Our short-term liquidity requirements primarily consist of operating expenses, development costs and other expenditures associated with our properties, distributions to our Parent Company in order for it to make dividend payments on its preferred stock, distributions to our Parent Company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders of common limited partnership interests in Digital Realty Trust, L.P., capital expenditures, debt service on our loans and senior notes, and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our global revolving credit facility.
We are committed to maintaining a conservative capital structure. We target a debt-to-adjusted EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the related cost.

On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen.  As of December 31, 2017, borrowings under the global revolving credit facility bore interest at an overall blended rate of 2.15% composed of 2.48% (U.S. dollars), 1.50% (British pound sterling), 0.62% (Euros), 2.20% (Hong Kong dollars), 0.96% (Japanese yen) and 2.36% (Canadian dollars). The interest rates were based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.50% (USD) which is based on the U.S. Prime Rate. We have used and intend to use borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes. The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2017, we were in compliance with all of such covenants. As of December 31, 2017, we have capitalized approximately $7.2 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of December 31, 2017, approximately $558.2 million was drawn under this facility and $22.8 million of letters of credit were issued, leaving approximately $1.5 billion available for use.
On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at December 31, 2017, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of December 31, 2017, we were in compliance with all of such covenants. As of December 31, 2017, we have capitalized approximately $4.8 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our Parent Company commenced its at-the-market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our Parent Company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our Parent Company. No sales were made under the program during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
The Operating Partnership sold the following real estate properties during the year ended December 31, 2017:

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
8025 North Interstate 35	Austin	August 10, 2017	$20.2	$9.6
44874 Moran Road (1)	Northern Virginia	October 6, 2017	34.0	15.6
1 Solutions Parkway	St. Louis	November 28, 2017	37.1	14.7
			$91.3	$39.9

(1)	The property was held in a consolidated joint venture in which we owned a 75% interest. We recognized a gain on the sale of approximately $11.7 million, net of noncontrolling interests.

On February 9, 2018, the Operating Partnership closed on the sale of 34551 Ardenwood Boulevard, a 323,000 square foot technology manufacturing property in Silicon Valley for approximately $73 million. We expect to recognize a gain on the sale of approximately $25 million in the first quarter of 2018. The property was classified as held for sale as of December 31, 2017.

On January 25, 2018, the Operating Partnership closed on the sale of 200 Quannapowitt Parkway, a substantially vacant, 211,000 square foot data center redevelopment project in Boston for $15 million. We expect to recognize a loss on the sale of approximately $0.4 million in the first quarter of 2018. The property was classified as held for sale as of December 31, 2017.

None of our property sales to date represented a significant component or significant shift in strategy that would require discontinued operations presentation.
The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower as such private investors typically have lower return expectations than we do. As a result, we anticipate that near-term single-asset acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction ($ in thousands)

	As of December 31, 2017				As of December 31, 2016
	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development (5)	1,573,758	$416,553	$—	$416,553	920,232	$284,234	$—	$284,234
Base Building Construction	1,333,763	222,093	149,507	371,600	1,189,110	116,925	154,248	271,173
Datacenter Construction	1,366,393	748,006	500,674	1,248,680	831,706	309,065	447,324	756,389
Equipment Pool & Other Inventory		7,245	—	7,245		9,642	—	9,642
Campus, Tenant Improvements & Other		5,787	8,360	14,147		12,564	22,115	34,679
Total Development Construction in Progress	4,273,914	1,399,684	658,541	2,058,225	2,941,048	732,430	623,687	1,356,117
Land Inventory	(6)	352,406	—	352,406	(6)	195,525	—	195,525
Enhancement & Other		8,416	27,209	35,625		8,623	8,060	16,683
Recurring		23,985	29,184	53,169		13,983	25,506	39,489
Total Construction in Progress		$1,784,491	$714,934	$2,499,425		$950,561	$657,253	$1,607,814

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through December 31, 2017 and included in building and improvements in the consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2016 and included in building and improvements in the consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.

(6)	Represents approximately 539 acres as of December 31, 2017 and approximately 414 acres as of December 31, 2016.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Datacenter construction includes 1.4 million square feet of Turn Key Flex®, colocation and Powered Base Building® products with a cost to date of approximately $748.0 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead time equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. As of December 31, 2017, we had approximately 2.7 million square feet of space under active development and approximately 1.7 million square feet of space held for development and we also owned approximately 1.4 million net rentable square feet of data center space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2017, approximately 2.7 million square feet was under construction for Turn-Key Flex®, colocation and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, four European metropolitan areas, two Australian metropolitan areas, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.3 million square feet of base building construction and 1.4 million square feet of data center construction. At December 31, 2017, we had open commitments, including amounts reimbursable of approximately $6.3 million, related to construction contracts of approximately $317.3 million.
We currently expect to incur approximately $0.9 billion to $1.1 billion of capital expenditures for our development programs during the year ending December 31, 2018, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.
Historical Capital Expenditures

	Year Ended December 31,
(in thousands)	2017	2016
Development projects	$912,217	$573,960
Enhancement and improvements	6,340	4,753
Recurring capital expenditures	136,290	75,476
Total capital expenditures (excluding indirect costs)	$1,054,847	$654,189
For the year ended December 31, 2017, total capital expenditures increased $400.7 million to approximately $1,054.8 million from $654.2 million for the same period in 2016. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2017 were approximately $918.6 million, which reflects an increase of approximately 59% from the same period in 2016. This increase was primarily due to increased spending for ground-up development projects, Turn-Key Flex space development and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs related to construction and leasing activities, including capitalized interest, capitalized in the years ended December 31, 2017 and 2016 were $95.8 million and $85.2 million, respectively. Capitalized interest comprised approximately $21.7 million and $16.3 million of the total indirect costs capitalized for the years ended December 31, 2017 and 2016, respectively. Capitalized interest in the year ended December 31, 2017 increased compared to the same period in 2016 due to an increase in qualifying activities. Excluding capitalized interest, the indirect costs increased in the year ended December 31, 2017 compared to the same period in 2016 due primarily to increased capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2018.
We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”
We actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2018 will be based on numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities.
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
We expect to meet our short-term and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent Company. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.
Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. In 2017, 2016 and 2015, our Operating Partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units		Series E Preferred Units		Series F Preferred Units		Series G Preferred Units	Series H Preferred Units	Series I Preferred Units		Series J Preferred Units		Common Units
Feb 25, 2015	March 31, 2015	$—		$5,031		$3,023		$3,672	$6,730	$—		$—		$117,896	(1)
May 12, 2015	June 30, 2015	—		5,031		3,023		3,672	6,730	—		—		117,938	(1)
Aug 11, 2015	September 30, 2015	—		5,031		3,023		3,672	6,730	—		—		117,962	(1)
Nov 12, 2015	December 31, 2015 for Preferred Units; January 15, 2016 for Common Units	—		5,031		3,023		3,672	6,730	5,600	(2)	—		126,827	(1)
		$—		$20,124		$12,092		$14,688	$26,920	$5,600		$—		$480,623
Feb 17, 2016	March 31, 2016	$—		$5,031		$3,023		$3,672	$6,730	$3,969		$—		$131,587	(3)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730	3,969		—		131,607	(3)
Aug 10, 2016	September 30, 2016	—		—	(4)	3,023		3,672	6,730	3,969		—		131,657	(3)
Nov 9, 2016	December 31, 2016 for Preferred Units; January 13, 2017 for Common Units	—		—		3,023		3,672	6,730	3,969		—		144,193	(3)
		$—		$10,062		$12,092		$14,688	$26,920	$15,876		$—		$539,044
Mar 1, 2017	March 31, 2017	$—		$—		$3,023		$3,672	$6,730	$3,969		$—		$150,968	(5)
May 8, 2017	June 30, 2017	—		—		—	(6)	3,672	6,730	3,969		—		153,176	(5)
Aug 7, 2017	September 29, 2017	—		—		—		3,672	6,730	3,969		—		199,049	(5)
Nov 2, 2017	December 29, 2017 for Preferred Units; January 12, 2018 for Common Units	3,963	(7)	—		—		3,672	6,730	3,969		4,200	(7)	199,061	(5)
		$3,963		$—		$3,023		$14,688	$26,920	$15,876		$4,200		$702,254

Annual rate of distribution per unit		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375	$1.58800		$1.31250

(1)	$3.400 annual rate of distribution per unit.

(2)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2015.

(3)	$3.520 annual rate of distribution per unit.

(4)
Redeemed on September 15, 2016 for $25.35972 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were recorded as a reduction to net income available to common unitholders.

(5)	$3.720 annual rate of distribution per unit.

(6)
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

(7)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2017.

As of December 31, 2017, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR, GBP-LIBOR and CDOR-based tranches of the unsecured term loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2017 (dollars in thousands):

Obligation	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt principal payments (1)	$8,716,731	$593	$1,710,031	$2,325,117	$4,680,990
Interest payable (2)	1,692,722	302,018	560,523	395,583	434,598
Ground leases (3)	37,318	1,193	2,385	1,853	31,887
Operating leases	908,559	75,039	162,403	158,519	512,598
Construction contracts (4)	317,265	317,265	—	—	—
	$11,672,595	$696,108	$2,435,342	$2,881,072	$5,660,073

(1)
Includes $558.2 million of borrowings under our global revolving credit facility and $1.4 billion of borrowings under our unsecured term loan and excludes $0.2 million of loan premiums related to assumed mortgage loans, $2.2 million discount on the 5.875% 2020 notes, $0.6 million discount on the 3.400% 2020 notes, $0.3 million discount on the 5.250% 2021 notes, $2.1 million discount on the 3.625% 2022 notes, $2.6 million discount on the 3.950% 2022 notes, $1.6 million on the 4.750% 2023 notes, $1.2 million on the 2.625% 2024 notes, $1.1 million on the 2.750% 2024 notes, $2.6 million on the 4.250% 2025 notes, $0.2 million on the 2.750% 2023 notes, $0.7 million on the 3.700% 2027 notes and $3.1 million on the 3.300% 2029 notes. All amounts exclude deferred financing costs.

(2)
Interest payable is based on the interest rate in effect on December 31, 2017, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2017	$302,159
2018-2019	560,806
2020-2021	395,850
Thereafter	434,979
$1,693,794

(3)
This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Naritaweg 52, Manchester Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F, Naritaweg 52 and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2017 exchange rate of $1.20 to €1.00. The Manchester Technopark amounts are translated at the December 31, 2017 exchange rate of $1.35 to £1.00. The 29A International Business Park amounts are translated at the December 31, 2017 exchange rate of $0.75 to S$1.00.

(4)
From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2017, we had open commitments, including amounts reimbursable of approximately $6.3 million, related to construction contracts of approximately $317.3 million.

Outstanding Consolidated Indebtedness
The table below summarizes our debt maturities and principal payments as of December 31, 2017 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loans	Senior Notes	Mortgage Loans	Total Debt
2018	$—	$—	$—	$593	$593
2019	—	—	150,063	644	150,707
2020	558,191	—	1,000,000	1,133	1,559,324
2021	—	1,125,117	400,000	—	1,525,117
2022	—	—	800,000	—	800,000
Thereafter	—	300,000	4,276,990	104,000	4,680,990
Subtotal	$558,191	$1,425,117	$6,627,053	$106,370	$8,716,731
Unamortized discount	—	—	(18,508)	—	(18,508)
Unamortized premium	—	—	—	241	241
Total	$558,191	$1,425,117	$6,608,545	$106,611	$8,698,464

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility, as applicable.

The table below summarizes our debt, as of December 31, 2017 (in millions):

Debt Summary:
Fixed rate	$6,479.3
Variable rate debt subject to interest rate swaps	1,018.3
Total fixed rate debt (including interest rate swaps)	7,497.6
Variable rate—unhedged	1,219.1
Total	$8,716.7
Percent of Total Debt:
Fixed rate (including hedged variable rate debt)	86.0%
Variable rate	14.0%
Total	100.0%

Weighted Average Interest Rate as of December 31, 2017 (1):
Fixed rate (including hedged variable rate debt)	3.70%
Variable rate	2.03%
Total interest rate	3.47%

(1)	Excludes impact of deferred financing cost amortization.
As of December 31, 2017, we had approximately $8.7 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 25% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2017 of $113.90). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bore interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of December 31, 2017, our debt had a weighted average term to initial maturity of approximately 5.4 years (or approximately 5.5 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of December 31, 2017, we were party to interest rate swap agreements related to $1.0 billion of outstanding principal amount on our variable rate debt. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”
As of December 31, 2017, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $263.5 million, of which $54.5 million is subject to interest rate swap agreements.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016 and Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
The following table shows cash flows and ending cash, cash equivalent and restricted cash balances for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$1,023,305	$911,242	$796,840
Net cash used in investing activities	(1,357,153)	(1,303,597)	(2,527,501)
Net cash provided by financing activities	321,200	350,617	1,750,531
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,648)	$(41,738)	$19,870

Cash provided by operating activities in 2017 increased approximately $112.1 million over 2016 and cash provided by operating activities in 2016 increased approximately $114.4 million over 2015. The 2017 increase was driven by year-over-year increase in the cash flow from properties acquired in the July 2016 European Portfolio Acquisition and the cash flow from properties acquired in the September 2017 DFT Merger. The increases in cash flow were offset by properties sold in 2016 and 2017 and an increase in interest expense. The 2016 increase in net cash provided by operating activities was due to the Telx Acquisition and European Portfolio Acquisition and increased revenues from new leasing at our stabilized properties, completed and leased development space which was partially offset by increased operating and interest expenses.

Net cash used in investing activities in 2017 increased $53.6 million over 2016 due to an increase in improvements to investments in real estate that were primarily development driven offset by a larger 2016 cash acquisition total (net of cash dispositions in both periods). Net cash used in investing activities in 2016 decreased $1.2 billion over 2015 due to decreased acquisition activity, partially offset by proceeds from property sales of $359.3 million in 2016 as compared to $185.6 million in 2015.
Net cash flows provided by financing activities for the Company consisted of the following amounts (in thousands).

	Year Ended December 31,
	2017	2016	2015
Repayments of borrowings, net of proceeds	$(1,448,867)	$(498,515)	$(52,900)
Net proceeds from issuance of common and preferred stock, including equity plans	411,309	1,090,171	919,840
Redemption of preferred stock	(182,500)	(287,500)	—
Net proceeds from unsecured senior notes	2,265,060	675,591	1,445,127
Dividend and distribution payments	(715,209)	(605,390)	(548,058)
Other	(8,593)	(23,740)	(13,478)
Net cash provided by financing activities	$321,200	$350,617	$1,750,531

Net cash provided by financing activities decreased by $29.4 million in 2017 primarily as a result of an increase in net proceeds from the issuance of unsecured senior notes in 2017 as compared to 2016, offset by increased repayments of borrowings on the global revolving credit facility, a decrease in net equity issuances and an increase in dividends and distributions paid in 2017 as compared to 2016. The increase in dividend and distribution payments for the year ended December 31, 2017 as compared to the same period in 2016 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2017 as compared to 2016 and the payment of dividends on our series J preferred stock during the year ended December 31, 2017, whereas this series of preferred stock was not outstanding in year ended December 31, 2016. The 2017 borrowing activity was used to fund a portion of the repayment, redemption and/or discharge of DFT debt and the payment of certain transaction fees and expenses incurred in connection with the DFT Merger. The 2016 equity issuance was driven primarily by the European Portfolio Acquisition.
The decrease in cash provided by financing activities in 2016 as compared to 2015 was a result of lower net repayments on borrowings along with the sale of common stock, issuance of series I preferred stock, and the sale of unsecured notes due 2020, 2022 and 2025 in the year ended December 31, 2015 as compared to 2016, which included the issuance of common stock offset by the redemption of our series E preferred stock, in addition to higher dividend and distribution payments. The increase in dividend and distribution payments for the year ended December 31, 2016 as compared to the same period in 2015 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2016 as compared to 2015 and the payment of dividends on our series I preferred stock during the year ended December 31, 2016, whereas this series of preferred stock was not outstanding for the entire year ended December 31, 2015.

Net cash flows provided by financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Year Ended December 31,
	2017	2016	2015
Repayments of borrowings, net of proceeds	$(1,448,867)	$(498,515)	$(52,900)
General partner contributions, net	228,809	802,671	919,840
Net proceeds from unsecured senior notes	2,265,060	675,591	1,445,127
Distribution payments	(715,209)	(605,390)	(548,058)
Other	(8,593)	(23,740)	(13,478)
Net cash provided by financing activities	$321,200	$350,617	$1,750,531

Net cash provided by financing activities decreased by $29.4 million in 2017 primarily as a result of an increase in net proceeds from the issuance of unsecured senior notes in 2017 as compared to 2016, offset by increased repayments of borrowings on the global revolving credit facility, a decrease in net equity issuances and an increase in distributions paid in 2017 as compared to 2016. The increase in distribution payments for the year ended December 31, 2017 as compared to the same period in 2016 was due to an increase in the number of units outstanding and distribution amount per common unit in 2017 as compared to 2016 and the payment of distributions on our series J preferred units during the year ended December 31, 2017, whereas this series of preferred units was not outstanding in year ended December 31, 2016. The 2017 borrowing activity was used to fund a portion of the repayment, redemption and/or discharge of DFT debt and the payment of certain transaction fees and expenses incurred in connection with the DFT Merger. The 2016 equity issuance was driven primarily by the European Portfolio Acquisition.
The decrease in cash provided by financing activities in 2016 as compared to 2015 was a result of lower net repayments on borrowings along with the sale of common units, issuance of series I preferred units, and the sale of unsecured notes due 2020, 2022 and 2025 in the year ended December 31, 2015 as compared to 2016, which included the issuance of common units offset by the redemption of our series E preferred units, in addition to higher distribution payments. The increase in distribution payments for the year ended December 31, 2016 as compared to the same period in 2015 was due to an increase in the number of units outstanding and distribution amount per common unit in 2016 as compared to 2015 and the payment of distributions on our series I preferred units during the year ended December 31, 2016, whereas this series of preferred units was not outstanding for the entire year ended December 31, 2015.

Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2017, amounted to 4.0% of our Operating Partnership common units. In conjunction with our formation, our Operating Partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners who acquired common units in connection with our formation have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with these third-party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. In connection with the DFT Merger, approximately 0.5 million common units of the Operating Partnership were issued to certain former unitholders in DuPont Fabros Technology, L.P., which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the consolidated balance sheet.
Inflation
Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.
Funds From Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or Nareit. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, excluding a gain from a pre-existing relationship and after adjustments for impairment charges, real estate related depreciation and amortization (excluding amortization of deferred financing costs), non-controlling interests in operating partnership, unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization, gains and losses from property dispositions and certain other gains and after adjustments for unconsolidated partnerships, joint ventures and certain other items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our data centers that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our data centers, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(in thousands, except per share and unit data)
(unaudited)

	Year Ended December 31,
	2017	2016	2015
Net income available to common stockholders	$173,148	$332,088	$217,266
Adjustments:
Noncontrolling interests in operating partnership	3,770	5,298	4,442
Real estate related depreciation and amortization (1)	830,252	682,810	563,729
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	11,566	11,246	11,418
Impairment of investments in real estate	28,992	—	—
Impairment charge on Telx trade name	—	6,122	—
Gain on sale of properties	(40,354)	(169,902)	(94,604)
Noncontrolling interests share of gain on sale of property	3,900	—	—
Gain on settlement of pre-existing relationships with Telx	—	—	(14,355)
FFO available to common stockholders and unitholders (2)	$1,011,274	$867,662	$687,896
Basic FFO per share and unit	$5.68	$5.69	$4.88
Diluted FFO per share and unit (2)	$5.65	$5.67	$4.86
Weighted average common stock and units outstanding
Basic	178,056	152,360	140,906
Diluted (2)	178,895	153,086	141,524
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	842,464	699,324	570,527
Impairment charge on Telx trade name	—	(6,122)	—
Non-real estate depreciation	(12,212)	(10,392)	(6,798)
Real estate related depreciation and amortization	$830,252	$682,810	$563,729

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

	Year Ended December 31,
	2017	2016	2015
Weighted average common stock and units outstanding	178,056	152,360	140,906
Add: Effect of dilutive securities	839	726	618
Weighted average common stock and units outstanding—diluted	178,895	153,086	141,524

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments depend upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit ratings and other factors.
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2017, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$6,479.3	$6,829.0
Variable rate debt subject to interest rate swaps	1,018.3	1,018.3
Total fixed rate debt (including interest rate swaps)	7,497.6	7,847.3
Variable rate debt	1,219.1	1,219.1
Total outstanding debt	$8,716.7	$9,066.4
Interest rate derivatives and their fair values as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2017	As of December 31, 2016
Currently-paying contracts
$206,000	(1)	$—		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$1,409	$—
54,905	(1)	—		Swap	1.605	Jun 6, 2017	Jan 6, 2020	374	—
—		206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	—	(90)
—		54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	—	16
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,260	1,911
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,947	1,487
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	9,978	8,128
—		130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	—	18
229,012	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(430)	(1,818)
78,357	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	3,034	1,556
$1,018,274		$1,124,181						$18,572	$11,208

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)	Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.35 to £1.00 as of December 31, 2017 and $1.23 to £1.00 as of December 31, 2016.

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.80 to 1.00 CAD as of December 31, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

Sensitivity to Changes in Interest Rates
The following table shows the effects if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2017:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4.7
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(4.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	2.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(2.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	66.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(61.6)
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
Foreign Currency Exchange Risk
For the years ended December 31, 2017, 2016 and 2015, we had foreign operations in the United Kingdom, Ireland, France, Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong. In 2017, we commenced operations in Tokyo and in 2016, we commenced operations in Germany. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2017, 2016 and 2015, operating revenues from properties outside the United States contributed $515.2 million, $442.9 million and $392.4 million, respectively, which represented 20.9%, 21.0% and 22.3% of our operating revenues, respectively. Net investment in properties outside the United States was $3.1 billion and $2.6 billion as of December 31, 2017 and December 31, 2016, respectively. Net assets in foreign operations were approximately $0.3 billion and $0.9 billion as of December 31, 2017 and December 31, 2016, respectively.

Other

Certain operating costs incurred by us, such as electricity, are subject to price fluctuations caused by the volatility of underlying commodity prices.  In 2017, we entered into power purchase agreements to secure the renewable energy attributes from a wind farm in Illinois and a solar farm in North Carolina. In 2016, we entered into a power purchase agreement to secure the renewable energy attributes from a wind farm in Texas.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired DuPont Fabros Technology, Inc. and subsidiaries during the year ended December 31, 2017. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2017, internal control over financial reporting associated with DuPont Fabros Technology, Inc. and subsidiaries' total assets of $8.4 billion and total revenues of $178 million. Based on our assessment, management concluded that as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on pages 89 and 90.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired DuPont Fabros Technology, Inc. and subsidiaries during the year ended December 31, 2017. We have excluded from our overall assessment of the Operating Partnership's internal control over financial reporting as of December 31, 2017, internal control over financial reporting associated with DuPont Fabros Technology, Inc. and subsidiaries' total assets of $8.4 billion and total revenues of $178 million. Based on our assessment, management concluded that as of December 31, 2017, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ KPMG LLP
San Francisco, California
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Digital Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated income statements and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired DuPont Fabros Technology, Inc. and subsidiaries during the year ended December 31, 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, DuPont Fabros Technology, Inc. and subsidiaries’ internal control over financial reporting associated with total assets of $8.4 billion and total revenues of $178 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DuPont Fabros Technology, Inc. and subsidiaries.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
San Francisco, California
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of the General Partner and Partners
Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated income statements and consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ KPMG LLP
San Francisco, California
February 28, 2018

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investments in real estate:
Properties:
Land	$1,136,341	$746,822
Acquired ground leases	11,150	11,335
Buildings and improvements	15,215,405	10,267,525
Tenant improvements	553,040	532,787
Total investments in properties	16,915,936	11,558,469
Accumulated depreciation and amortization	(3,238,227)	(2,668,509)
Net investments in properties	13,677,709	8,889,960
Investments in unconsolidated joint ventures	163,477	106,402
Net investments in real estate	13,841,186	8,996,362
Cash and cash equivalents	51	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $6,737 and $7,446 as of December 31, 2017 and December 31, 2016, respectively	276,347	203,938
Deferred rent	430,026	412,269
Acquired above-market leases, net of accumulated amortization of $110,139 and $87,961 as of December 31, 2017 and December 31, 2016, respectively	184,375	22,181
Goodwill	3,389,595	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $1,016,989 and $772,443 as of December 31, 2017 and December 31, 2016, respectively	2,998,806	1,522,378
Restricted cash	13,130	11,508
Assets held for sale	139,538	56,097
Other assets	131,291	204,354
Total assets	$21,404,345	$12,192,585
LIABILITIES AND EQUITY
Global revolving credit facility	$550,946	$199,209
Unsecured term loan	1,420,333	1,482,361
Unsecured senior notes, net of discount	6,570,757	4,153,797
Mortgage loans, including premiums	106,582	3,240
Accounts payable and other accrued liabilities	980,218	824,878
Accrued dividends and distributions	199,761	144,194
Acquired below-market leases, net of accumulated amortization of $219,654 and $202,000 as of December 31, 2017 and December 31, 2016, respectively	249,465	81,899
Security deposits and prepaid rents	217,898	168,111
Obligations associated with assets held for sale	5,033	2,599
Total liabilities	10,300,993	7,060,288

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Redeemable noncontrolling interests – operating partnership	53,902	—
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized, 50,650,000 and 41,900,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,249,560	1,012,961
Common Stock: $0.01 par value, 315,000,000 shares authorized as of December 31, 2017 and 265,000,000 shares authorized as of December 31, 2016; 205,470,300 and 159,019,118 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2,044	1,582
Additional paid-in capital	11,261,461	5,764,497
Accumulated dividends in excess of earnings	(2,055,552)	(1,547,420)
Accumulated other comprehensive loss, net	(108,432)	(135,605)
Total stockholders’ equity	10,349,081	5,096,015
Noncontrolling interests:
Noncontrolling interests in operating partnership	698,126	29,684
Noncontrolling interests in consolidated joint ventures	2,243	6,598
Total noncontrolling interests	700,369	36,282
Total equity	11,049,450	5,132,297
Total liabilities and equity	$21,404,345	$12,192,585

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating Revenues:
Rental	$1,774,649	$1,542,511	$1,354,986
Tenant reimbursements	440,224	355,903	359,875
Interconnection and other	235,652	204,317	40,759
Fee income	6,372	6,285	6,638
Other	1,031	33,197	1,078
Total operating revenues	2,457,928	2,142,213	1,763,336
Operating Expenses:
Rental property operating and maintenance	759,616	660,177	549,885
Property taxes	124,014	102,497	92,588
Insurance	10,981	9,492	8,809
Change in fair value of contingent consideration	—	—	(44,276)
Depreciation and amortization	842,464	699,324	570,527
General and administrative	161,441	152,733	105,549
Transaction and integration expenses	76,048	20,491	17,400
Impairment of investments in real estate	28,992	—	—
Other	3,077	213	60,943
Total operating expenses	2,006,633	1,644,927	1,361,425
Operating income	451,295	497,286	401,911
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	25,516	17,104	15,491
Gain on sale of properties	40,354	169,902	94,604
Interest and other income	3,655	(4,564)	(2,381)
Interest expense	(258,642)	(236,480)	(201,435)
Tax expense	(7,901)	(10,385)	(6,451)
Gain (loss) from early extinguishment of debt	1,990	(1,011)	(148)
Net income	256,267	431,852	301,591
Net income attributable to noncontrolling interests	(8,008)	(5,665)	(4,902)
Net income attributable to Digital Realty Trust, Inc.	248,259	426,187	296,689
Preferred stock dividends	(68,802)	(83,771)	(79,423)
Issuance costs associated with redeemed preferred stock	(6,309)	(10,328)	—
Net income available to common stockholders	$173,148	$332,088	$217,266
Net income per share available to common stockholders:
Basic	$0.99	$2.21	$1.57
Diluted	$0.99	$2.20	$1.56
Weighted average common shares outstanding:
Basic	174,059,386	149,953,662	138,247,606
Diluted	174,895,098	150,679,688	138,865,421
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$256,267	$431,852	$301,591
Other comprehensive income:
Foreign currency translation adjustments	28,709	(86,621)	(51,745)
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(3,434)	41,998	(3,407)
Reclassification to interest expense from interest rate swaps	2,459	4,968	2,621
Comprehensive income	284,001	392,197	249,060
Comprehensive income attributable to noncontrolling interests	(8,569)	(5,025)	(3,915)
Comprehensive income attributable to Digital Realty Trust, Inc.	$275,432	$387,172	$245,145

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Redeemable Noncontrolling Interests — Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$—	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238
Conversion of common units to common stock	—	—	156,008	2	1,841	—	—	1,843	(1,843)	—	(1,843)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	72,673	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	799	—	—	799	—	—	—	799
Exercise of stock options	—	—	29,311	—	896	—	—	896	—	—	—	896
Issuance of common stock in exchange for cash	—	—	10,500,000	105	675,472	—	—	675,577	—	—	—	675,577
Issuance of preferred stock, net of offering costs	—	242,014	—	—	—	—	—	242,014	—	—	—	242,014
Amortization of unearned compensation on share-based awards	—	—	—	—	14,375	—	—	14,375	—	—	—	14,375
Reclassification of vested share-based awards	—	—	—	—	(8,602)	—	—	(8,602)	8,602	—	8,602	—
Dividends declared on preferred stock	—	—	—	—	—	(79,423)	—	(79,423)	—	—	—	(79,423)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(470,748)	—	(470,748)	(9,793)	—	(9,793)	(480,541)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(493)	(493)	(493)
Net income	—	—	—	—	—	296,689	—	296,689	4,442	460	4,902	301,591
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	—	(50,775)	(50,775)	(970)	—	(970)	(51,745)
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	—	(3,338)	(3,338)	(69)	—	(69)	(3,407)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,569	2,569	52	—	52	2,621
Balance as of December 31, 2015	$—	$1,290,135	146,384,247	$1,456	$4,655,220	$(1,350,089)	$(96,590)	$4,500,132	$29,612	$6,758	$36,370	$4,536,502

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Redeemable Noncontrolling Interests — Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$—	$1,290,135	146,384,247	$1,456	$4,655,220	$(1,350,089)	$(96,590)	$4,500,132	$29,612	$6,758	$36,370	$4,536,502
Conversion of common units to common stock	—	—	430,493	5	5,237	—	—	5,242	(5,242)	—	(5,242)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	120,082	—	—	—	—	—	—	—	—	—
Issuance of common stock in exchange for cash, net of offering costs	—	—	12,000,000	120	1,085,324	—	—	1,085,444	—	—	—	1,085,444
Exercise of stock options	—	—	33,948	—	1,380	—	—	1,380	—	—	—	1,380
Redemption of series E preferred stock	—	(277,172)	—	—	—	(10,328)	—	(287,500)	—	—	—	(287,500)
Preferred stock offering costs	—	(2)	—	—	—	—	—	(2)	—	—	—	(2)
Amortization of unearned compensation on share-based awards	—	—	—	—	24,113	—	—	24,113	—	—	—	24,113
Reclassification of vested share-based awards	—	—	—	—	(10,125)	—	—	(10,125)	10,125	—	10,125	—
Dividends declared on preferred stock	—	—	—	—	—	(83,771)	—	(83,771)	—	—	—	(83,771)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(529,419)	—	(529,419)	(9,469)	—	(9,469)	(538,888)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(527)	(527)	(527)
Net income	—	—	—	—	—	426,187	—	426,187	5,298	367	5,665	431,852
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	—	(85,300)	(85,300)	(1,321)	—	(1,321)	(86,621)
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	—	41,395	41,395	603	—	603	41,998
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	4,890	4,890	78	—	78	4,968
Balance as of December 31, 2016	$—	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Redeemable Noncontrolling Interests — Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$—	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
Conversion of common units to common stock	—	—	562,582	6	10,003	—	—	10,009	(10,009)	—	(10,009)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	249,050	—	—	—	—	—	—	—	—	—
Common stock and units issued in connection with DFT merger	66,259	—	43,175,629	432	5,247,126	—	—	5,247,558	676,566	—	676,566	5,924,124
Issuance of common stock, net of offering costs	—	—	2,375,000	24	211,873	—	—	211,897	—	—	—	211,897
Exercise of stock options	—	—	17,668	—	729	—	—	729	—	—	—	729
Shares issued under employee stock purchase plan	—	—	71,253	—	5,143	—	—	5,143	—	—	—	5,143
Issuance of series C preferred stock in connection with DFT merger		219,250	—	—	—	—	—	219,250	—	—	—	219,250
Issuance of series J preferred stock, net of offering costs		193,540	—	—	—	—	—	193,540	—	—	—	193,540
Redemption of series F preferred stock	—	(176,191)	—	—	—	(6,309)	—	(182,500)	—	—	—	(182,500)
Amortization of unearned compensation on share-based awards	—	—	—	—	27,981	—	—	27,981	—	—	—	27,981
Reclassification of vested share-based awards	—	—	—	—	(10,057)	—	—	(10,057)	10,057	—	10,057	—
Adjustment to redeemable noncontrolling interests—operating partnership	(12,357)	—	—	—	4,166	—	—	4,166	8,191	—	8,191	12,357
Dividends declared on preferred stock	—	—	—	—	—	(68,802)	—	(68,802)	—	—	—	(68,802)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(681,280)	—	(681,280)	(20,694)	—	(20,694)	(701,974)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(8,593)	(8,593)	(8,593)
Net income	—	—	—	—	—	248,259	—	248,259	3,770	4,238	8,008	256,267
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	—	28,272	28,272	437	—	437	28,709
Other comprehensive income— fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	(3,513)	(3,513)	79	—	79	(3,434)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,414	2,414	45	—	45	2,459
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$256,267	$431,852	$301,591
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(40,354)	(169,902)	(94,604)
Gain on lease termination	—	(29,205)	—
Impairment of investments in real estate	28,992	—	—
Equity in earnings of unconsolidated joint ventures	(25,516)	(17,104)	(15,491)
Change in fair value of accrued contingent consideration	—	—	(44,276)
Distributions from unconsolidated joint ventures	31,747	16,755	14,947
Write-off of net assets due to early lease terminations	3,076	213	75,263
Gain on settlement of pre-existing relationships with Telx	—	—	(14,355)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	594,996	518,716	464,694
Amortization of acquired in-place lease value and deferred leasing costs	247,468	180,608	105,833
Amortization of share-based unearned compensation	20,521	17,433	6,360
Non-cash amortization of terminated swaps	1,204	—	—
(Recovery of) allowance for doubtful accounts	(776)	1,602	(458)
Amortization of deferred financing costs	10,634	9,908	8,481
(Gain) loss on early extinguishment of debt	(1,990)	1,011	148
Amortization of debt discount/premium	2,992	2,616	2,032
Amortization of acquired above-market leases and acquired below-market leases	1,770	(8,351)	(9,336)
Changes in assets and liabilities, net of impact of Telx acquisition and European portfolio acquisition
Accounts and other receivables	(73,717)	(13,754)	(10,127)
Deferred rent	(16,564)	(24,401)	(48,404)
Deferred leasing costs	(15,363)	60	(11,688)
Other assets	(1,800)	(69,924)	(2,928)
Accounts payable and other accrued liabilities	(16,384)	38,432	36,113
Security deposits and prepaid rents	16,102	24,677	33,045
Net cash provided by operating activities	1,023,305	911,242	796,840
Cash flows from investing activities:
Telx acquisition, net of cash acquired	—	—	(1,850,061)
Cash assumed in DFT merger	20,650	—	—
Acquisitions of real estate, net of cash acquired	(415,764)	(873,285)	(99,247)
Proceeds from sale of assets, net of sales costs	89,333	359,319	185,565
Distribution of debt proceeds from closing of joint venture	135,793	—	—
Investments in unconsolidated joint ventures	(93,405)	—	(10,797)
Excess proceeds from forward contract settlement	63,956	—	—
Receipt of value added tax refund	—	11,624	17,570
Refundable value added tax paid	—	(43,719)	(30,322)
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Improvements to and advances for investments in real estate	(1,150,619)	(758,081)	(737,180)
Improvement advances to tenants	(50,857)	(16,239)	(40,553)
Collection of advances from tenants for improvements	43,760	16,784	37,524
Net cash used in investing activities	(1,357,153)	(1,303,597)	(2,527,501)
Cash flows from financing activities:
Borrowings on global revolving credit facility	$2,180,556	$2,533,507	$2,436,032
Repayments on global revolving credit facility	(2,304,686)	(3,283,087)	(1,958,025)
Borrowings on unsecured term loans	—	766,201	—
Repayments on unsecured term loans	(371,520)	(170,736)	—
Borrowings on unsecured senior notes	2,265,060	675,591	1,445,127
Principal payments on unsecured senior notes	(884,841)	—	(374,927)
Repayments on other secured loans	(50,000)	(25,000)	(67,000)
Borrowings on mortgage loans	104,000	—	—
Principal payments on mortgage loans	(105,546)	(299,826)	(75,492)
Earnout payments related to acquisitions	—	(23,213)	(12,985)
Payment of loan fees and costs	(16,830)	(19,574)	(13,488)
Capital distributions to noncontrolling interests in consolidated joint ventures	(8,593)	(527)	(493)
Proceeds from common and preferred stock offerings, net	405,437	1,085,442	918,944
Proceeds from equity plans	5,872	4,729	896
Redemption of preferred stock	(182,500)	(287,500)	—
Payment of dividends to preferred stockholders	(68,802)	(83,771)	(79,423)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(646,407)	(521,619)	(468,635)
Net cash provided by financing activities	321,200	350,617	1,750,531
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,648)	(41,738)	19,870
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,793	(11,288)	2,316
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062	52,876
Cash, cash equivalents and restricted cash at end of period	$13,181	$22,036	$75,062

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$211,549	$216,713	$180,141
Cash paid for income taxes	9,456	3,698	3,122
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$28,709	$(86,621)	$(51,745)
Accrual of dividends and distributions	199,761	144,194	126,925
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,434)	41,998	(3,407)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	10,009	5,242	1,843
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	149,548	128,531	109,394
Accrual for potential earnout contingency	—	—	19,364
Note receivable related to sale of property	—	—	9,000
Assumption of capital lease obligations upon acquisition	—	118,923	63,692
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$366,105	$378,431	$99,247
Accounts receivable	—	8,537	—
Goodwill	—	448,123	—
Acquired above-market leases	21,043	—	—
Acquired in-place lease value and deferred leasing costs	30,111	226,877	—
Other assets	—	9,011	—
Capital lease obligations	—	(118,923)	—
Acquired below-market leases	(1,495)	(922)	—
Accounts payables and other accrued liabilities	—	(69,084)	—
Security deposits and prepaid rents	—	(8,765)	—
Cash paid for acquisition of real estate	$415,764	$873,285	$99,247

Contribution of assets and liabilities to unconsolidated joint venture:
Investments in real estate	$119,106	$—	$—
Other assets	16,700	—	—
Other liabilities	(31,634)	—	—

Assets and liabilities assumed in DFT merger:
Cash	$20,650	$—	$—
Land	312,579	—	—
Buildings and improvements	3,677,497	—	—
Accounts and other receivables	10,978	—	—
Acquired above-market leases	162,333	—	—
Tenant relationship and acquired in-place lease value	1,582,385	—	—

	Year Ended December 31,
	2017	2016	2015
Goodwill	2,592,181	—	—
Revolving credit facility	(450,697)	—	—
Unsecured term loan	(250,000)	—	—
Unsecured notes	(886,831)	—	—
Mortgage notes payable and unsecured debt	(105,000)	—	—
Accounts payable and other accrued liabilities	(248,259)	—	—
Acquired below-market leases	(185,543)	—	—
Other working capital, net	(22,640)	—	—
Redeemable noncontrolling interests -- operating partnership	(66,259)	—	—
Common stock issued in connection with merger	(5,247,558)	—	—
Noncontrolling interests in operating partnership	(676,566)	—	—
Issuance of preferred stock in connection with merger	(219,250)	—	—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2017	December 31, 2016
ASSETS
Investments in real estate:
Properties:
Land	$1,136,341	$746,822
Acquired ground leases	11,150	11,335
Buildings and improvements	15,215,405	10,267,525
Tenant improvements	553,040	532,787
Total investments in properties	16,915,936	11,558,469
Accumulated depreciation and amortization	(3,238,227)	(2,668,509)
Net investments in properties	13,677,709	8,889,960
Investments in unconsolidated joint ventures	163,477	106,402
Net investments in real estate	13,841,186	8,996,362
Cash and cash equivalents	51	10,528
Accounts and other receivables, net of allowance for doubtful accounts of $6,737 and $7,446 as of December 31, 2017 and December 31, 2016, respectively	276,347	203,938
Deferred rent	430,026	412,269
Acquired above-market leases, net of accumulated amortization of $110,139 and $87,961 as of December 31, 2017 and December 31, 2016, respectively	184,375	22,181
Goodwill	3,389,595	752,970
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $1,016,989 and $772,443 as of December 31, 2017 and December 31, 2016, respectively	2,998,806	1,522,378
Restricted cash	13,130	11,508
Assets held for sale	139,538	56,097
Other assets	131,291	204,354
Total assets	$21,404,345	$12,192,585
LIABILITIES AND CAPITAL
Global revolving credit facility	$550,946	$199,209
Unsecured term loans	1,420,333	1,482,361
Unsecured senior notes, net of discount	6,570,757	4,153,797
Mortgage loans, including premiums	106,582	3,240
Accounts payable and other accrued liabilities	980,218	824,878
Accrued dividends and distributions	199,761	144,194
Acquired below-market leases, net of accumulated amortization of $219,654 and $202,000 as of December 31, 2017 and December 31, 2016, respectively	249,465	81,899
Security deposits and prepaid rents	217,898	168,111
Obligations associated with assets held for sale	5,033	2,599
Total liabilities	10,300,993	7,060,288

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except unit data)

	December 31, 2017	December 31, 2016
Redeemable limited partner common units	53,902	—
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 50,650,000 and 41,900,000 units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,249,560	1,012,961
Common units, 205,470,300 and 159,019,118 units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	9,207,953	4,218,659
Limited Partners, 8,489,095 and 2,475,663 units outstanding as of December 31, 2017 and December 31, 2016, respectively	702,579	34,698
Accumulated other comprehensive loss	(112,885)	(140,619)
Total partners’ capital	11,047,207	5,125,699
Noncontrolling interests in consolidated joint ventures	2,243	6,598
Total capital	11,049,450	5,132,297
Total liabilities and capital	$21,404,345	$12,192,585

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Operating Revenues:
Rental	$1,774,649	$1,542,511	$1,354,986
Tenant reimbursements	440,224	355,903	359,875
Interconnection and other	235,652	204,317	40,759
Fee income	6,372	6,285	6,638
Other	1,031	33,197	1,078
Total operating revenues	2,457,928	2,142,213	1,763,336
Operating Expenses:
Rental property operating and maintenance	759,616	660,177	549,885
Property taxes	124,014	102,497	92,588
Insurance	10,981	9,492	8,809
Change in fair value of contingent consideration	—	—	(44,276)
Depreciation and amortization	842,464	699,324	570,527
General and administrative	161,441	152,733	105,549
Transaction and integration expenses	76,048	20,491	17,400
Impairment of investments in real estate	28,992	—	—
Other	3,077	213	60,943
Total operating expenses	2,006,633	1,644,927	1,361,425
Operating income	451,295	497,286	401,911
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	25,516	17,104	15,491
Gain on sale of property	40,354	169,902	94,604
Interest and other income	3,655	(4,564)	(2,381)
Interest expense	(258,642)	(236,480)	(202,800)
Tax expense	(7,901)	(10,385)	(6,451)
Gain (loss) from early extinguishment of debt	1,990	(1,011)	(148)
Net income	256,267	431,852	300,226
Net loss attributable to noncontrolling interests in consolidated joint ventures	(4,238)	(367)	(460)
Net income attributable to Digital Realty Trust, L.P.	252,029	431,485	299,766
Preferred units distributions	(68,802)	(83,771)	(79,423)
Issuance costs associated with redeemed preferred units	(6,309)	(10,328)	—
Net income available to common unitholders	$176,918	$337,386	$220,343
Net income per unit available to common unitholders:
Basic	$0.99	$2.21	$1.56
Diluted	$0.99	$2.20	$1.55
Weighted average common units outstanding:
Basic	178,055,936	152,359,680	140,905,897
Diluted	178,891,648	153,085,706	141,523,712
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$256,267	$431,852	$300,226
Other comprehensive income:
Foreign currency translation adjustments	28,709	(86,621)	(51,745)
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	(3,434)	41,998	(3,407)
Reclassification to interest expense from interest rate swaps	2,459	4,968	2,621
Comprehensive income	$284,001	$392,197	$247,695
Comprehensive income attributable to noncontrolling interests in consolidated joint ventures	(4,238)	(367)	(460)
Comprehensive income attributable to Digital Realty Trust, L.P.	$279,763	$391,830	$247,235

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2014	$—	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238
Conversion of limited partner common units to general partner common units	—	—	—	156,008	1,843	(156,008)	(1,843)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	72,673	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	799	—	—	—	—	799
Issuance of common units in connection with the exercise of stock options	—	—	—	29,311	896	—	—	—	—	896
Issuance of common units, net of forfeitures	—	—	—	—	—	(24,327)	—	—	—	—
Issuance of common units	—	—	—	10,500,000	675,577	—	—	—	—	675,577
Net proceeds from issuance of preferred units	—	10,000,000	242,014	—	—	—	—	—	—	242,014
Amortization of unearned compensation on share-based awards	—	—	—	—	14,375	—	—	—	—	14,375
Reclassification of vested share-based awards	—	—	—	—	(8,602)	—	8,602	—	—	—
Distributions	—	—	(79,423)	—	(470,748)	—	(9,793)	—	—	(559,964)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(493)	(493)
Net income	—	—	79,423	—	215,901	—	4,442	—	460	300,226
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	—	(51,745)	—	(51,745)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	—	(3,407)	—	(3,407)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	2,621	—	2,621
Balance as of December 31, 2015	$—	53,400,000	$1,290,135	146,384,247	$3,305,222	2,833,326	$33,986	$(100,964)	$6,758	$4,535,137

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2015	$—	53,400,000	$1,290,135	146,384,247	$3,305,222	2,833,326	$33,986	$(100,964)	$6,758	$4,535,137
Conversion of limited partner common units to general partner common units	—	—	—	430,493	5,242	(430,493)	(5,242)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	120,082	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	12,000,000	1,085,444	—	—	—	—	1,085,444
Issuance of common units in connection with the exercise of stock options	—	—	—	33,948	1,380	—	—	—	—	1,380
Issuance of common units, net of forfeitures	—	—	—	—	—	72,830	—	—	—	—
Preferred unit offering costs	—	—	(2)	—	—	—	—	—	—	(2)
Units issued in connection with employee stock purchase plan	—	—	—	50,348	3,349	—	—	—	—	3,349
Redemption of series E preferred units	—	(11,500,000)	(277,172)	—	(10,328)	—	—	—	—	(287,500)
Amortization of unearned compensation on share-based awards	—	—	—	—	24,113	—	—	—	—	24,113
Reclassification of vested share-based awards	—	—	—	—	(10,125)	—	10,125	—	—	—
Distributions	—	—	(83,771)	—	(528,054)	—	(9,469)	—	—	(621,294)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	83,771	—	342,416	—	5,298	—	367	431,852
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	—	(86,621)	—	(86,621)
Other comprehensive loss - fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	—	41,998	—	41,998
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	4,968	—	4,968
Balance as of December 31, 2016	$—	41,900,000	$1,012,961	159,019,118	$4,218,659	2,475,663	$34,698	$(140,619)	$6,598	$5,132,297

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2016	$—	41,900,000	$1,012,961	159,019,118	$4,218,659	2,475,663	$34,698	$(140,619)	$6,598	$5,132,297
Conversion of limited partner common units to general partner common units	—	—	—	562,582	10,009	(562,582)	(10,009)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	249,050	—	—	—	—	—	—
Issuance of common units in connection with DFT merger	66,259	—	—	43,175,629	5,247,558	6,111,770	676,566	—	—	5,924,124
Issuance of common units, net of offering costs	—	—	—	2,375,000	211,897	—	—	—	—	211,897
Issuance of common units in connection with the exercise of stock options	—	—	—	17,668	729	—	—	—	—	729
Issuance of common units, net of forfeitures	—	—	—	—	—	464,244	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	71,253	5,143	—	—	—	—	5,143
Issuance of series C preferred units in connection with DFT merger	—	8,050,000	219,250	—	—	—	—	—	—	219,250
Issuance of series J preferred units, net of offering costs	—	8,000,000	193,540	—	—	—	—	—	—	193,540
Redemption of series F preferred units	—	(7,300,000)	(176,191)	—	(6,309)	—	—	—	—	(182,500)
Amortization of unearned compensation on share-based awards	—	—	—	—	27,981	—	—	—	—	27,981
Reclassification of vested share-based awards	—	—	—	—	(10,057)	—	10,057	—	—	—
Adjustment to redeemable common units	(12,357)	—	—	—	4,166	—	8,191	—	—	12,357
Distributions	—	—	(68,802)	—	(681,280)	—	(20,694)	—	—	(770,776)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(8,593)	(8,593)
Net income	—	—	68,802	—	179,457	—	3,770	—	4,238	256,267
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	—	28,709	—	28,709
Other comprehensive loss - fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	—	(3,434)	—	(3,434)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	2,459	—	2,459
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$256,267	$431,852	$300,226
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(40,354)	(169,902)	(94,604)
Gain on lease termination	—	(29,205)	—
Impairment of investments in real estate	28,992	—	—
Equity in earnings of unconsolidated joint ventures	(25,516)	(17,104)	(15,491)
Change in fair value of accrued contingent consideration	—	—	(44,276)
Distributions from unconsolidated joint ventures	31,747	16,755	14,947
Write-off of net assets due to early lease terminations	3,076	213	75,263
Gain on settlement of pre-existing relationships with Telx	—	—	(14,355)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	594,996	518,716	464,694
Amortization of acquired in-place lease value and deferred leasing costs	247,468	180,608	105,833
Amortization of share-based unearned compensation	20,521	17,433	6,360
Non-cash amortization of terminated swaps	1,204	—	—
(Recovery of) allowance for doubtful accounts	(776)	1,602	(458)
Amortization of deferred financing costs	10,634	9,908	8,481
(Gain) loss on early extinguishment of debt	(1,990)	1,011	148
Amortization of debt discount/premium	2,992	2,616	2,032
Amortization of acquired above-market leases and acquired below-market leases	1,770	(8,351)	(9,336)
Changes in assets and liabilities, net of impact of Telx acquisition and European portfolio acquisition
Accounts and other receivables	(73,717)	(13,754)	(10,127)
Deferred rent	(16,564)	(24,401)	(48,404)
Deferred leasing costs	(15,363)	60	(11,688)
Other assets	(1,800)	(69,924)	(2,928)
Accounts payable and other accrued liabilities	(16,384)	38,432	37,478
Security deposits and prepaid rents	16,102	24,677	33,045
Net cash provided by operating activities	1,023,305	911,242	796,840
Cash flows from investing activities:
Telx acquisition, net of cash acquired	—	—	(1,850,061)
Cash assumed in DFT merger	20,650	—	—
Acquisitions of real estate, net of cash acquired	(415,764)	(873,285)	(99,247)
Proceeds from sale of assets, net of sales costs	89,333	359,319	185,565
Distribution of debt proceeds from closing of joint venture	135,793	—	—
Investments in unconsolidated joint ventures	(93,405)	—	(10,797)
Excess proceeds from forward contract settlement	63,956	—	—
Receipt of value added tax refund	—	11,624	17,570
Refundable value added tax paid	—	(43,719)	(30,322)
Improvements to and advances for investments in real estate	(1,150,619)	(758,081)	(737,180)
Improvement advances to tenants	(50,857)	(16,239)	(40,553)
Collection of advances from tenants for improvements	43,760	16,784	37,524
Net cash used in investing activities	(1,357,153)	(1,303,597)	(2,527,501)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Borrowings on global revolving credit facility	$2,180,556	$2,533,507	$2,436,032
Repayments on global revolving credit facility	(2,304,686)	(3,283,087)	(1,958,025)
Borrowings on unsecured term loans	—	766,201	—
Repayments on unsecured term loans	(371,520)	(170,736)	—
Borrowings on unsecured senior notes	2,265,060	675,591	1,445,127
Principal payments on unsecured senior notes	(884,841)	—	(374,927)
Repayments on other secured loans	(50,000)	(25,000)	(67,000)
Borrowings on mortgage loans	104,000	—	—
Principal payments on mortgage loans	(105,546)	(299,826)	(75,492)
Earnout payments related to acquisitions	—	(23,213)	(12,985)
Payment of loan fees and costs	(16,830)	(19,574)	(13,488)
Capital distributions to noncontrolling interests in consolidated joint ventures	(8,593)	(527)	(493)
General partner contributions	228,809	802,671	919,840
Payment of distributions to preferred unitholders	(68,802)	(83,771)	(79,423)
Payment of distributions to common unitholders	(646,407)	(521,619)	(468,635)
Net cash provided by financing activities	321,200	350,617	1,750,531
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,648)	(41,738)	19,870
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,793	(11,288)	2,316
Cash, cash equivalents and restricted cash at beginning of period	22,036	75,062	52,876
Cash, cash equivalents and restricted cash at end of period	$13,181	$22,036	$75,062

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$211,549	$216,713	$180,141
Cash paid for income taxes	9,456	3,698	3,122
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$28,709	$(86,621)	$(51,745)
Accrual of distributions	199,761	144,194	126,925
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,434)	41,998	(3,407)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	149,548	128,531	109,394
Accrual for potential earnout contingency	—	—	19,364
Assumption of capital lease obligations upon acquisition	—	118,923	63,692
Note receivable related to sale of property	—	—	9,000
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$366,105	$378,431	$99,247
Accounts receivable	—	8,537	—
Goodwill	—	448,123	—
Acquired above-market leases	21,043	—	—
Acquired in-place lease value and deferred leasing costs	30,111	226,877	—
Other assets	—	9,011	—
Capital lease obligations	—	(118,923)	—
Acquired below-market leases	(1,495)	(922)	—
Accounts payables and other accrued liabilities	—	(69,084)	—
Security deposits and prepaid rents	—	(8,765)	—
Cash paid for acquisition of real estate	$415,764	$873,285	$99,247

Contribution of assets and liabilities to unconsolidated joint venture:
Investments in real estate	$119,106	$—	$—
Other assets	16,700	—	—
Other liabilities	(31,634)	—	—

Assets and liabilities assumed in DFT merger:
Cash	$20,650	$—	$—
Land	$312,579	$—	$—
Buildings and improvements	$3,677,497	$—	$—
Accounts and other receivables	$10,978	$—	$—
Acquired above-market leases	$162,333	$—	$—
Tenant relationship and acquired in-place lease value	$1,582,385	$—	$—
Goodwill	$2,592,181	$—	$—

	Year Ended December 31,
	2017	2016	2015
Revolving credit facility	$(450,697)	$—	$—
Unsecured term loan	$(250,000)	$—	$—
Unsecured notes	$(886,831)	$—	$—
Mortgage notes payable and unsecured debt	$(105,000)	$—	$—
Accounts payable and other accrued liabilities	$(248,259)	$—	$—
Acquired below-market leases	$(185,543)	$—	$—
Other working capital, net	$(22,640)	$—	$—
Redeemable noncontrolling interests -- operating partnership	$(66,259)	$—	$—
Common units issued to general partner in connection with merger	$(5,247,558)	$—	$—
Common units issued to limited partners in connection with merger	$(676,566)	$—	$—
Issuance of preferred units in connection with merger	$(219,250)	$—	$—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of December 31, 2017 and 2016 is as follows:

	Data Centers
	As of December 31, 2017					As of December 31, 2016
Region	Operating		Held for Sale	Unconsolidated Joint Ventures	Total	Operating	Held for Sale	Unconsolidated Joint Ventures	Total
United States	131	(1)	7	14	152	123	3	14	140
Europe	38		—	—	38	37	—	—	37
Asia	3		—	4	7	3	—	1	4
Australia	5		—	—	5	4	—	—	4
Canada	3	(1)	—	—	3	2	—	—	2
Total	180		7	18	205	169	3	15	187

(1)	Includes 15 data centers acquired as part of the merger with DuPont Fabros Technology, Inc., of which 14 are located in the United States and one is located in Canada.

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe and the Hong Kong, Melbourne, Osaka, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway data centers and office and other non-data center space.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2017, Digital Realty Trust, Inc. owns a 96.0% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2016, Digital Realty Trust, Inc. owned a 98.5% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

In connection with the closing of the DFT Merger, (i) each share of DFT's common stock was converted into the right to receive 0.545 shares of Digital Realty Trust, Inc. common stock, (ii) each common unit of partnership interests in the DFT Operating Partnership was converted into the right to receive 0.545 common units in the Operating Partnership, except to the extent that a unit holder elected to redeem his or her units and receive 0.545 shares of Digital Realty Trust, Inc. common stock for each such redeemed unit; and (iii) each share of DFT's 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive one share of a newly designated class of preferred stock of Digital Realty Trust, Inc's. 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, with substantially similar rights, privileges, preferences and interests as DFT's 6.625% Series C Preferred Stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

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
December 31, 2017 and 2016

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

(b) Cash Equivalents
For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2017 and 2016, cash equivalents consist of investments in money market instruments.
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
(d) Investments in Unconsolidated Joint Ventures

The Company’s investment in unconsolidated joint ventures are accounted for using the equity method, whereby our investment is increased for capital contributed and our share of the joint venture's net income and decreased by distributions we receive and our share of any losses of the joint ventures. We do not record losses of the joint ventures in excess of our investment balances unless we are liable for the obligations of the joint venture or are otherwise committed to provide financial support to the joint venture. Likewise, and as long as we have no explicit or implicit obligations to the joint venture, we will suspend equity method accounting to the extent that cash distributions exceed our investment balances until those unrecorded earnings exceed the excess distributions previously recognized in income. In this case, we will apply cost accounting concepts which tie income recognition to the receipt of cash.  Cost basis accounting concepts will apply until earnings exceed the excess distributions previously recognized in income.

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for each of the years ended December 31, 2017, 2016 and 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

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
In considering whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company is actively marketing the property for sale at a price that is reasonable in relation to its current value; and (vi) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all the above criteria are met, the Company classifies the property as held for sale.  Upon being classified as held for sale, the Company ceases all depreciation and amortization related to the property and it is recorded at the lower of its carrying amount or fair value less cost to sell.  The assets and related liabilities of the property are classified separately on the consolidated balance sheets for the most recent reporting period.  Only those assets held for sale that constitute a strategic shift that has or will have a major effect on our operations are classified as discontinued operations.  To date we have had no property dispositions or assets classified as held for sale that would meet the definition of discontinued operations.
(f) Purchase Accounting
Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. The Company evaluates the nature of the purchase to determine whether the purchase is a business combination or an asset acquisition. Transaction costs associated with business combinations are expensed as incurred while transaction costs associated with an asset acquisition are included in the total costs of the acquisition and are allocated on a pro-rata basis to the carrying value of the assets and liabilities recognized in connection with the acquisition. The following accounting policies related to valuing the acquired tangible and intangible assets and liabilities are applicable to both business combinations and asset acquisitions. However, in the event the purchase is an asset acquisition, no goodwill or gain is permitted to be recognized. In an asset acquisition, the difference between the sum of the identified tangible and intangible assets and liabilities and the total purchase price (including transactions costs) is allocated to the identified tangible and intangible assets and liabilities on a relative fair value basis. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and acquired ground leases and in the case of a business combination, tenant relationship value, based in each case on their fair values. Loan premiums, in

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured, for above-market leases, over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. The leases we have acquired do not currently include any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods.
In addition to the intangible value for above-market leases and the intangible negative value for below-market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease-up period. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.
In the event of a business combination, the Company will use the excess earnings method to value tenant relationship value, if any. Such value exists in transactions that involve the acquisition of tenants and customers that are expected to generate recurring revenues beyond existing in place lease terms. The primary factors to be considered by management in its analysis of tenant relationship value include historical tenant lease renewals and attrition rates, rental renewal probabilities and related market terms, estimated operating costs, and discount rate. Tenant relationship value is amortized to expense ratably over the anticipated life of the tenant relationships generating excess earnings, which is the period management uses to value this intangible asset.
(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in a business combination. Goodwill is not amortized.  We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In our impairment tests of goodwill, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, we determine that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets including goodwill to the fair value of the reporting unit. If the fair value is determined to be less than the book value of the net assets, including goodwill, a second step is performed to compute the amount of impairment as the difference between the implied fair value of goodwill and its carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized. We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign exchange rates.

The following is a summary of goodwill activity for the year ended December 31, 2017 (in thousands):

	Balance as of December 31, 2016	Merger / Acquisition	Goodwill Adjustments	Impact of Change in Foreign Exchange Rates	Balance as of December 31, 2017
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	422,125	—	(2,620)	47,099	466,604
DFT Merger	—	2,592,181	(35)	—	2,592,146
Total	$752,970	$2,592,181	$(2,655)	$47,099	$3,389,595

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
During the years ended December 31, 2017, 2016 and 2015, we capitalized interest of approximately $21.7 million, $16.3 million and $12.9 million, respectively. During the years ended December 31, 2017, 2016 and 2015, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $77.3 million, $70.7 million and $60.1 million, respectively. In addition to capitalized cash compensation, approximately $22.9 million, $13.4 million and $22.8 million of capitalized costs primarily related to external leasing commissions are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(i) Deferred Leasing Costs
Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs is included in acquired in-place lease value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $330.9 million and $253.7 million, net of accumulated amortization, as of December 31, 2017 and 2016, respectively.
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
(n) Share-Based Compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees and directors, and recognizes compensation cost, net of forfeitures, over the requisite service period for awards with only a service condition. The estimated fair value of the long-term incentive units and Class D Units (discussed in Note 14) granted by us is being amortized on a straight-line basis over the expected service period.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of loss recognized in income related to the settlement of derivatives or ineffective portion of the hedging relationships for the years ended December 31, 2016 and 2015 was approximately $3.1 million and $1.6 million, respectively. No amount was recorded for the year ended December 31, 2017 related to the settlement of derivatives or ineffective portion of the hedging relationships.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

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
(p) Income Taxes

Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (a “REIT”) for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax for taxable years prior to 2018) on its taxable income.

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s taxable REIT subsidiaries are subject to federal, state and foreign income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes for its taxable REIT subsidiaries, including federal, state and non-U.S. jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2017 and 2016, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2017, 2016 and 2015, we had no such interest or penalties. The tax year 2014 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
See Note 11 for further discussion on income taxes.
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
December 31, 2017 and 2016

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
A provision for loss is made if the collection of the receivable balances related to contractual rent, rent recorded on a straight-line basis, tenant reimbursements and lease termination fees is considered to be doubtful.

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
(u) Asset Retirement Obligations
We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated costs associated with asbestos removal at the end of the economic life of properties that were built before 1984 along with remediation of soil contamination issues. As of December 31, 2017 and 2016, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $12.5 million and $5.7 million, respectively.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(w) Transaction and Integration Expense

Transaction and integration expense includes business combination expenses, other business development expenses and other expenses to integrate newly acquired investments, which are expensed as incurred. Transaction expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to business combinations or acquisitions that were not consummated. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third-party consulting expenses directly related to the integration of acquired companies (in areas such as cost savings and synergy realization, technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Recurring costs are recorded in general and administrative expense.
(x) Management’s Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to the valuation of our real estate properties, tenant relationship value, goodwill, contingent consideration, accounts receivable and deferred rent receivable, performance-based equity compensation plans and the completeness of accrued liabilities. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.
(y) Segment and Geographic Information
All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The sale and delivery of our products is consistent across all properties and although services are provided to a wide range of customers, the types of real estate services provided to them are standardized throughout the portfolio. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. Consequently, our properties qualify for aggregation into one reporting segment.
Operating revenues from properties in the United States were $1.9 billion, $1.7 billion and $1.4 billion and outside the United States were $0.5 billion, $0.4 billion and $0.4 billion for the years ended December 31, 2017, 2016 and 2015, respectively. We had investments in real estate located in the United States of $10.5 billion, $6.3 billion and $6.1 billion and outside the United States of $3.1 billion, $2.6 billion and $2.6 billion as of December 31, 2017, 2016 and 2015, respectively.
Operating revenues from properties located in the United Kingdom were $0.3 billion, $0.2 billion and $0.2 billion, or 11.2%, 11.1% and 12.3% of total operating revenues, for the years ended December 31, 2017, 2016 and 2015, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.7 billion, $1.5 billion and $1.6 billion, or 12.1%, 16.6% and 18.8% of total investments in real estate, as of December 31, 2017, 2016 and 2015, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2017, 2016 and 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(z) New Accounting Pronouncements

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

New Accounting Standards Issued but not yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities may elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. While lease contracts with customers, which constitute the vast majority of our revenues, are a specific scope exception, this update may have implications in certain variable payment terms included in lease agreements. The Company expects to adopt the guidance effective January 1, 2018 and is in the process of analyzing the impact of the adoption of this guidance. The standard permits the use of either a retrospective or cumulative effect transition method and permits the use of certain practical expedients. We currently anticipate using the modified retrospective method, however, this determination is subject to change. As the standard does not significantly impact lessor accounting, we do not believe adoption will have a material impact on our accounting for rental revenue. In addition, we do not anticipate a significant impact to our accounting for certain of our revenue streams which are not based on contractually specified lease amounts, including interconnection, tenant reimbursement and other revenue. However, the Company believes that certain non-lease components of revenue from leases may be impacted by the adoption of the new leasing standard beginning January 1, 2019, the effective date of the new leasing standard (see below). This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance; however, the Company expects that the majority of its non-lease revenues will continue to be recognized during the periods in which services are performed. The Company is currently assessing what additional disclosures will be required upon adoption of this new standard.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities".  The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements for leases where the Company is a lessee, primarily for the Company’s data center operating leases, ground leases and administrative office leases, and the Company will be required to record a lease liability and a right of use asset on its condensed consolidated balance sheet at fair value upon adoption. ASU 2016-02 supersedes the previous leases standard, "Leases (Topic 840)". The standard is effective on January 1, 2019, with early adoption permitted. A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. We are currently assessing the method of adoption and the impact that ASU 2016-02 will have on our consolidated financial statements.

In August 2016, the FASB issued guidance codified in ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard will be effective for the fiscal year beginning January 1, 2018, and subsequent interim periods. We do not expect the provisions of ASU 2016-15 to have a material impact on our consolidated financial statements.

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

In May 2017, FASB issued ASU 2017-09, "Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial statements.
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
December 31, 2017 and 2016

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

3. Merger and Portfolio Acquisitions
(a) DFT Merger

We completed the acquisition of DFT on September 14, 2017. A summary of the fair value of the assets and liabilities acquired for total equity of approximately $6.2 billion is as follows (in thousands):

	Fair Value	Weighted Average Remaining Intangible Amortization Life (in months)
Land	$312,579
Buildings and improvements	3,677,497
Cash and cash equivalents	20,650
Accounts and other receivables	10,978
Acquired above-market leases	162,333	47
Goodwill	2,592,181
Acquired in-place lease value, deferred leasing costs and intangibles:
Tenant relationship value	980,267	220
Acquired in-place lease value	557,128	70
Tenant origination costs	44,990	80
Global revolving credit facility, net (1)	(450,697)
Unsecured term loans (1)	(250,000)
Unsecured senior notes, net (2)	(886,831)
Mortgage loans (1)	(105,000)
Acquired below-market leases	(185,543)	137
Accounts payable and other accrued liabilities	(248,259)
Other working capital, net	(22,640)
Total equity consideration for DFT merger	$6,209,633

(1)	Debt was paid off in full at closing of the DFT merger.

(2)	Approximately $621 million of fair value debt was paid off prior to September 30, 2017. The remainder was paid off in October 2017.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in the merger.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

The unaudited pro forma financial information set forth below is based on our historical condensed consolidated income statements for the years ended December 31, 2017 and 2016, adjusted to give effect to the DFT Merger as if it occurred on January 1, 2016. The pro forma adjustments primarily relate to transaction expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of DFT debt in connection with the DFT merger.

Digital Realty Trust, Inc.	Pro forma (unaudited)
	(in thousands, except per share data)
	Year Ended December 31,
	2017	2016
Total revenue	$2,860,454	$2,670,914
Net income available to common stockholders (1)	$51,717	$99,653
Income per share, diluted (2)	$0.25	$0.51

Digital Realty Trust, L.P.	Pro forma (unaudited)
	(in thousands, except per unit data)
	Year Ended December 31,
	2017	2016
Total revenue	$2,860,454	$2,670,914
Net income available to common unitholders (1)	$53,786	$103,639
Income per unit, diluted (2)	$0.25	$0.51

(1)
Pro forma net income available to common stockholders was adjusted to exclude $43.0 million of merger-related costs incurred by the Company during the year ended December 31, 2017 and to include these charges in 2016.

(2)	Adjusted to give effect to the issuance of approximately 43.2 million shares of Digital Realty Trust, Inc. common stock in the DFT merger.

The Company recorded transaction expenses of approximately $43.0 million in the accompanying 2017 consolidated income statement in connection with the DFT merger. Revenues of approximately $177.8 million and net income of approximately $5.4 million associated with properties acquired in the DFT merger are included in the consolidated income statement for the year ended December 31, 2017.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(b) European Portfolio Acquisition

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

Investments in real estate	$270,195
Goodwill	442,975
Tenant relationship value	249,070
Acquired in-place lease value	18,807
Above/below-market lease value, net	4,817
Capital lease and other long-term obligations	(118,923)
Deferred taxes	(48,037)
Total purchase price	$818,904

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in the acquisition. As shown above, we recorded approximately $443.0 million of goodwill related to the European Portfolio Acquisition. The strategic benefits of the acquisition include the Company’s ability to continue its strategy to provide foundational data center real estate solutions on a global basis with a diversified product offering of both small and large footprint deployments as well as interconnection services. These factors contributed to the goodwill that was recorded upon consummation of the transaction.

The Company recorded transaction expenses of approximately $6.9 million in the accompanying 2016 consolidated income statement in connection with the European Portfolio Acquisition. Actual results in 2016 included total revenues and operating expenses of the acquired properties of $55.3 million and $20.1 million, respectively.

4. Investments in Real Estate
A summary of our investments in properties as of December 31, 2017 and 2016 is as follows:

	As of December 31, 2017
	(in thousands)
Property Type	Land	Acquired Ground Lease	Buildings and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$109,844	$—	$1,940,495	$99,174	$(778,659)	$1,370,854
Data Centers	1,010,306	11,150	13,147,042	453,712	(2,430,984)	12,191,226
Technology Manufacturing	11,959	—	1,564	76	(31)	13,568
Technology Office	2,067	—	23,029	—	(16,779)	8,317
Other	2,165	—	103,275	78	(11,774)	93,744
	$1,136,341	$11,150	$15,215,405	$553,040	$(3,238,227)	$13,677,709

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

	As of December 31, 2016
	(in thousands)
Property Type	Land	Acquired Ground Lease	Buildings and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$109,083	$—	$1,834,052	$93,472	$(674,823)	$1,361,784
Data Centers	610,007	10,014	8,254,108	431,444	(1,932,127)	7,373,446
Technology Manufacturing	20,199	1,321	57,765	6,333	(24,595)	61,023
Technology Office	5,368	—	43,574	1,460	(21,407)	28,995
Other	2,165	—	78,026	78	(15,557)	64,712
	$746,822	$11,335	$10,267,525	$532,787	$(2,668,509)	$8,889,960

(1)	Balances include, as of December 31, 2017 and 2016, $1.4 billion and $0.7 billion of direct and accrued costs associated with development in progress, respectively.

Acquisitions

We acquired the following real estate during the years ended December 31, 2017 and 2016 (excluding real estate already discussed in Note 3):

2017 Acquisitions

Property Type	Amount (in millions)(2)
Land Parcels (1)	$55.3
Data Centers	346.2
Technology Manufacturing	14.3
$415.8

(1)	Represents currently vacant land which is not included in our operating property count.

(2)	Purchase price in U.S. dollars and excludes capitalized closing costs. Each of these acquisitions was accounted for as an asset acquisition pursuant to the adoption of ASU 2017-01 on January 1, 2017.

The table below reflects the purchase price allocation for the above properties acquired in 2017 (in thousands):

Property Type	Land	Buildings and Improvements	Tenant Improvements	Above-Market Leases	In-Place Leases	Below-Market Leases	Acquisition Date Fair Value
Land Parcels	$55,229	$—	$—	$—	$—	$—	$55,229
Data Centers	20,431	275,374	1,506	21,043	28,656	(811)	346,199
Technology Manufacturing	11,950	1,539	76	—	1,455	(684)	14,336
	$87,610	$276,913	$1,582	$21,043	$30,111	$(1,495)	$415,764
Weighted average remaining intangible amortization life (in months)				65	81	80

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

2016 Acquisitions

Property Type	Amount (in millions)
Land Parcels (1)	$47.6

(1)
Represents currently vacant land which is not included in our operating property count. We completed four acquisitions of land parcels in the three months ended September 30, 2016 in Northern Virginia, Dallas and Chicago. Excludes capitalized closing costs on land acquisitions.

Held for Sale

As of December 31, 2017, we have identified eight properties that met the criteria to be classified as held for sale. As of December 31, 2017, the eight properties had an aggregate carrying value of $139.5 million within total assets and $5.0 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet, respectively. As of December 31, 2016, we had identified three properties that met the criteria to be classified as held for sale. As of December 31, 2016, the three properties had an aggregate carrying value of $56.1 million within total assets and $2.6 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet, respectively. The properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy. In addition, we evaluated the carrying value of the properties identified as held for sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2017, we recognized $29.0 million of impairment charges on three properties located in the United States to reduce the carrying values to the estimated fair values less costs to sell. The fair values of the three properties were based on comparable sales price data (Level 2 under the fair value hierarchy). There were no impairment charges for the years ended December 31, 2016 and 2015.

Dispositions

We sold the following real estate properties during the years ended December 31, 2017 and 2016:

2017 Dispositions

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
8025 North Interstate 35	Austin	August 10, 2017	$20.2	$9.6
44874 Moran Road (1)	Northern Virginia	October 6, 2017	34.0	15.6
1 Solutions Parkway	St. Louis	November 28, 2017	37.1	14.7
			$91.3	$39.9

(1)
The property was held in a consolidated joint venture in which the Company owned a 75% interest. The Company recognized a gain on the sale of approximately $11.7 million, net of noncontrolling interests.

On February 9, 2018, the Company closed on the sale of 34551 Ardenwood Boulevard, a 323,000 square foot technology manufacturing property in Silicon Valley for approximately $73 million. The Company expects to recognize a gain on the sale of approximately $25 million in the first quarter of 2018. The property was classified as held for sale as of December 31, 2017.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

On January 25, 2018, the Company closed on the sale of 200 Quannapowitt Parkway, a substantially vacant, 211,000 square foot data center redevelopment project in Boston for $15 million. The Company expects to recognize a loss on the sale of approximately $0.4 million in the first quarter of 2018. The property was classified as held for sale as of December 31, 2017.

2016 Dispositions

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
47700 Kato Road and 1055 Page Avenue	Silicon Valley	January 21, 2016	$37.5	$1.0
Data center portfolio (1)	Various	July 11, 2016	114.5	24.5
114 Rue Ambroise Croizat (2)	Paris	August 1, 2016	212.0	144.3
			$364.0	$169.8

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

5. Investments in Unconsolidated Joint Ventures
As of December 31, 2017, our investments in unconsolidated joint ventures consist of effective: 50% interests in four joint ventures that own data center buildings in Seattle, Hong Kong, Tokyo, and Osaka; 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR) and a 17% interest in a joint venture that owns a data center property at 1101 Space Park Drive in Santa Clara.

On November 1, 2017, the Company formed a joint venture with Mitsubishi Corporation to provide data center solutions in Japan. The Company contributed its recently completed data center development project in Osaka, cash and working capital for a 50% interest in the joint venture. The Mitsubishi Corporation contributed two existing data center facilities in the western Tokyo suburb of Mitaka for the remaining 50% interest.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

The following tables present summarized financial information for our joint ventures for the years ended December 31, 2017, 2016, and 2015 (in thousands):

2017	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$26,933	$50,481	$134,472	$138,564	$(88,083)	$49,369	$(16,719)	$32,650	$20,833
2020 Fifth Avenue	50.00%	45,309	54,594	47,000	47,249	7,345	9,088	(1,820)	7,268	4,881
33 Chun Choi Street (Hong Kong)	50.00%	133,435	192,071	—	5,598	186,473	19,235	(6,504)	12,731	5,467
Mitsubishi	50.00%	325,977	452,063	221,851	288,962	163,101	7,927	(4,218)	3,709	1,108
PREI ®	20.00%	399,967	456,912	207,687	285,050	171,862	41,464	(7,978)	33,486	13,889
GCEAR	20.00%	114,376	151,191	101,680	104,220	46,971	18,924	(7,362)	11,562	(1,962)
1101 Space Park Drive	17.00%	15,953	17,694	—	236	17,458	5,958	(4,629)	1,329	(272)
Total Unconsolidated Joint Ventures		$1,061,950	$1,375,006	$712,690	$869,879	$505,127	$151,965	$(49,230)	$102,735	$43,944
Our investment in and share of equity in earnings of unconsolidated joint ventures						$163,477				$25,516
2016	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$27,342	$43,258	$101,394	$106,241	$(62,983)	$45,518	$(15,574)	$29,944	$16,374
2020 Fifth Avenue	50.00%	45,973	55,005	47,000	47,612	7,393	8,788	(1,500)	7,288	4,821
33 Chun Choi Street (Hong Kong)	50.00%	134,249	184,855	—	3,291	181,564	18,856	(6,636)	12,220	6,315
PREI ®	20.00%	409,876	468,298	207,270	288,325	179,973	41,075	(8,503)	32,572	13,615
GCEAR	20.00%	116,949	162,863	101,477	104,393	58,470	19,742	(7,808)	11,934	(1,396)
1101 Space Park Drive	17.00%	6,839	8,415	—	135	8,280	3,539	(4,105)	(566)	(1,515)
Total Unconsolidated Joint Ventures		$741,228	$922,694	$457,141	$549,997	$372,697	$137,518	$(44,126)	$93,392	$38,214
Our investment in and share of equity in earnings of unconsolidated joint ventures						$106,402				$17,104
2015	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,757	$44,732	$102,998	$107,807	$(63,075)	$43,734	$(15,205)	$28,529	$14,171
2020 Fifth Avenue	50.00%	46,633	55,257	47,000	47,857	7,400	8,474	(1,177)	7,297	4,840
33 Chun Choi Street (Hong Kong)	50.00%	138,742	179,525	—	4,173	175,352	17,700	(5,358)	12,342	4,480
PREI ®	20.00%	419,498	481,175	208,000	293,276	187,898	40,011	(6,157)	33,854	15,121
GCEAR	20.00%	119,952	175,301	102,025	105,197	70,104	19,730	(8,249)	11,481	(1,262)
Total Unconsolidated Joint Ventures		$758,582	$935,990	$460,023	$558,310	$377,679	$129,649	$(36,146)	$93,503	$37,350
Our investment in and share of equity in earnings of unconsolidated joint ventures						$106,107				$15,491

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

Differences between the Company’s investments in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of the Company’s contributed interest in the joint ventures. Our proportionate share of the earnings or losses related to these unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

6. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2017 and 2016.

	Balance as of
(Amounts in thousands)	December 31, 2017	December 31, 2016
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$1,473,515	$896,693
Accumulated amortization	(613,948)	(517,443)
Net	$859,567	$379,250
Tenant relationship value:
Gross amount	$1,978,277	$971,519
Accumulated amortization	(169,919)	(82,069)
Net	$1,808,358	$889,450
Trade name:
Gross amount	$—	$7,300
Accumulated amortization	—	(7,300)
Net	$—	$—
Acquired above-market leases:
Gross amount	$294,514	$110,142
Accumulated amortization	(110,139)	(87,961)
Net	$184,375	$22,181
Acquired below-market leases:
Gross amount	$469,119	$283,899
Accumulated amortization	(219,654)	(202,000)
Net	$249,465	$81,899
Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in a change in rental revenues of $(2.2) million, $8.3 million and $9.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 9.2 years and 3.9 years, respectively, as of December 31, 2017. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$(26,622)
2019	(15,372)
2020	(3,151)
2021	2,055
2022	9,054
Thereafter	99,126
Total	$65,090

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $101.2 million, $52.6 million and $46.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The expected average amortization period for acquired in-place lease value is 6.6 years as of December 31, 2017. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 6.1 years as of December 31, 2017. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$209,091
2019	147,137
2020	111,205
2021	86,583
2022	64,666
Thereafter	240,885
Total	$859,567

Amortization of tenant relationship value and trade names (a component of depreciation and amortization expense) was approximately $85.9 million and $0, respectively, for the year ended December 31, 2017, $67.2 million and $6.9 million, respectively, for the year ended December 31, 2016 and $14.5 million and $0.4 million, respectively for the year ended December 31, 2015.  During the quarter ended June 30, 2016, management of the Company decided to retire the Telx trade name.  Accordingly, the Company wrote off the net remaining balance of approximately $6.1 million. The weighted average remaining contractual life for tenant relationship value is 15.3 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$123,786
2019	123,786
2020	123,786
2021	123,786
2022	123,792
Thereafter	1,189,422
Total	$1,808,358

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

7. Debt of the Company
In this Note 7, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes) and 3.700% notes due 2027 (2027 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes) and 3.300% notes due 2029 (2029 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2017 and 2016 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2017		Maturity Date		Principal Outstanding December 31, 2017		Principal Outstanding December 31, 2016
Global revolving credit facility	Various	(1)	Jan 15, 2020	(1)	$558,191	(2)	$210,077	(2)
Deferred financing costs, net					(7,245)		(10,868)
Global revolving credit facility, net					550,946		199,209
Unsecured Term Loans
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021		1,125,117	(5)	1,188,498	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
Deferred financing costs, net					(4,784)		(6,137)
Unsecured term loans, net					1,420,333		1,482,361
Unsecured senior notes:
Prudential Shelf Facility:
Series E	5.730%		Jan 20, 2017	(6)	—		50,000
Total Prudential Shelf Facility					—		50,000
Senior Notes:
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019		150,063	(7)	—
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020		500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
5.875% notes due 2021	5.875%		Sep 15, 2021		—	(9)	—
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		—
5.625% notes due 2023	5.625%		Jun 15, 2023		—	(9)	—
4.750% notes due 2023	4.750%		Oct 13, 2023		405,390	(8)	370,200	(8)
2.625% notes due 2024	2.625%		Apr 15, 2024		720,300	(7)	631,020	(7)
2.750% notes due 2024	2.750%		Jul 19, 2024		337,825	(8)	—
4.250% notes due 2025	4.250%		Jan 17, 2025		540,520	(8)	493,600	(8)
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		—
3.300% notes due 2029	3.300%		Jul 19, 2029		472,955	(8)	—
Unamortized discounts					(18,508)		(15,649)
Total senior notes, net of discount					6,608,545		4,129,171
Deferred financing costs, net					(37,788)		(25,374)
Total unsecured senior notes, net of discount and deferred financing costs					6,570,757		4,153,797

Mortgage loans:
731 East Trade Street	8.22%		Jul 1, 2020		2,370		2,916
Secured note due 2023	LIBOR + 1.100%	(4)	Mar 1, 2023		104,000		—
Unamortized net premiums					241		334
Total mortgage loans, including premiums					106,611		3,250
Deferred financing costs, net					(29)		(10)
Total mortgage loans, including premiums and net of deferred financing costs					106,582		3,240
Total indebtedness					$8,648,618		$5,838,607

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

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

(2)	Balances as of December 31, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2017		Weighted-average interest rate	Balance as of December 31, 2016		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$400,000		2.48%	$105,000		1.67%
British pound sterling (£)	18,918	(c)	1.50%	11,106	(d)	1.25%
Euro (€)	31,213	(c)	0.62%	15,250	(d)	0.63%
Hong Kong dollar (HKD)	4,100	(c)	2.20%	1,728	(d)	1.66%
Japanese yen (JPY)	65,890	(c)	0.96%	54,273	(d)	0.92%
Singapore dollar (SGD)	—		—%	11,186	(d)	1.52%
Canadian dollar (CAD)	23,070	(c)	2.36%	11,534	(d)	1.92%
Total	$543,191		2.15%	$210,077		1.39%
Base Rate Borrowing (b)
U.S. dollar ($)	$15,000		4.50%	$—		—%
Total borrowings	$558,191		2.21%	$210,077		1.39%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index plus a margin of 100 basis points, which is based on the credit rating of our long-term debt.

(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate.

(c)	Based on exchange rates of $1.35 to £1.00, $1.20 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.80 to 1.00 CAD, respectively, as of December 31, 2017.

(d)	Based on exchange rates $1.23 to £1.00, of $1.05 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.69 to 1.00 SGD and $0.74 to 1.00 CAD, respectively, as of December 31, 2016.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively.

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar, Singapore dollar, British pound sterling and Canadian dollar tranches of the unsecured term loans along with the secured note due 2023. See Note 15. "Derivative Instruments" for further information.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(5)	Balances as of December 31, 2017 and December 31, 2016 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2017		Weighted-average interest rate		Balance as of December 31, 2016		Weighted-average interest rate
U.S. dollar ($)	$606,911		2.78%	(b)	$710,911		1.99%	(d)
British pound sterling (£)	229,011	(a)	1.59%	(b)	209,132	(c)	1.36%	(d)
Singapore dollar (SGD)	233,788	(a)	2.17%		222,824	(c)	1.76%	(d)
Australian dollar (AUD)	179,841	(a)	2.79%		170,325	(c)	2.72%
Hong Kong dollar (HKD)	85,762	(a)	2.20%		86,029	(c)	1.77%
Canadian dollar (CAD)	78,357	(a)	2.44%	(b)	73,294	(c)	2.00%	(d)
Japanese yen (JPY)	11,447	(a)	1.05%		15,983		0.98%
Total	$1,425,117		2.42%	(b)	$1,488,498		1.93%	(d)

(a)	Based on exchange rates of $1.35 to £1.00, $0.75 to 1.00 SGD, $0.78 to 1.00 AUD, $0.13 to 1.00 HKD, $0.80 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2017.

(b)
As of December 31, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.41% (Total). See Note 15 for further discussion on interest rate swaps.

(c)	Based on exchange rates of $1.23 to £1.00, $0.69 to 1.00 SGD, $0.72 to 1.00 AUD,$0.13 to 1.00 HKD, $0.74 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2016.

(d)
As of December 31, 2016, the weighted-average interest rate reflecting interest rate swaps was 2.45% (U.S. dollar), 1.89% (British pound sterling), 1.90% (Singapore dollar), 1.88% (Canadian dollar) and 2.23% (Total). See Note 15 for further discussion on interest rate swaps.

(6)	Unsecured note paid in full at maturity.

(7)	Based on exchange rates of $1.20 to €1.00 as of December 31, 2017 and $1.05 to €1.00 as of December 31, 2016.

(8)	Based on exchange rates of $1.35 to £1.00 as of December 31, 2017 and $1.23 to £1.00 as of December 31, 2016.

(9)
In connection with the DFT merger, Digital Realty Trust, Inc. was added as a guarantor of the DFT Operating Partnership's 5.875% 2021 Notes and 5.625% 2023 Notes. We recorded the notes at fair value on the date of the merger as follows: $620.5 million for the 5.875% 2021 Notes and $266.3 million for the 5.625% 2023 Notes. These notes were redeemed in September 2017 and October 2017 for $884.9 million in the aggregate resulting in a gain on early extinguishment of debt of approximately $2.0 million.

Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of December 31, 2017, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.50% (USD) which is based on the U.S. Prime Rate. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of December 31, 2017, approximately $22.8 million of letters of credit were issued.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2017, we were in compliance with all of such covenants.

Unsecured Term Loans
On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at December 31, 2017, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of December 31, 2017, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

Senior Notes

Senior Notes and Annual Interest Rate	Date Issued	Maturity Date	Amount Issued (in millions, local currency)	Net Proceeds (in millions) (1)	Interest Payment Dates	Initial Issuer (2)
Floating Rate Guaranteed Notes due 2019 (5)	May 22, 2017	May 22, 2019	€125.0	$140.1	Quarterly, commencing August 22, 2017	Digital Euro Finco, LLC (3)
5.875% Notes due 2020	Jan 28, 2010	Feb 1, 2020	$500.0	487.1	Semi-annually, commencing August 1, 2010	Digital Realty Trust, L.P.
3.400% Notes due 2020	Oct 1, 2015	Oct 1, 2020	$500.0	494.5	Semi-annually, commencing April 1, 2016	Digital Delta Holdings, LLC (4)
5.250% Notes due 2021	Mar 8, 2011	Mar 15, 2021	$400.0	395.5	Semi-annually, commencing September 15, 2011	Digital Realty Trust, L.P.
3.950% Notes due 2022	Jun 23, 2015	Jul 1, 2022	$500.0	491.8	Semi-annually, commencing January 1, 2016	Digital Realty Trust, L.P.
3.625% Notes due 2022	Sep 24, 2012	Oct 1, 2022	$300.0	293.1	Semi-annually, commencing April 1, 2016	Digital Realty Trust, L.P.
2.750% Notes due 2023	Aug 7, 2017	Feb 1, 2023	$350.0	346.9	Semi-annually, commencing February 1, 2018	Digital Realty Trust, L.P.
4.750% Notes due 2023	Apr 1, 2014	Oct 13, 2023	£300.0	490.9	Semi-annually, commencing October 13, 2014	Digital Stout Holding, LLC (3)
2.625% Notes due 2024	Apr 15, 2016	Apr 15, 2024	€600.0	670.3	Semi-annually, commencing October 15, 2016	Digital Euro Finco, LLC (3)
2.750% Notes due 2024	Jul 21, 2017	Jul 19, 2024	£250.0	321.3	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (3)
4.250% Notes due 2025	Jan 18, 2013	Jan 17, 2025	£400.0	624.2	Semi-annually, commencing July 17, 2013	Digital Stout Holding, LLC (3)
4.750% Notes due 2025	Oct 1, 2015	Oct 1, 2025	$450.0	445.8	Semi-annually, commencing April 1, 2016	Digital Delta Holdings, LLC (4)
3.700% Notes due 2027	Aug 7, 2017	Aug 15, 2027	$1,000.0	991.0	Semi-annually, commencing February 15, 2018	Digital Realty Trust, L.P.
3.300% Notes due 2029	Jul 21, 2017	Jul 19, 2029	£350.0	448.6	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (3)

(1)	Amounts are in U.S. dollars, based on the exchange rate on the date of issuance. Net proceeds are equal to principal amount less initial purchaser discount and other debt issuance costs.

(2)
Digital Realty Trust, Inc. guarantees the senior notes issued by Digital Realty Trust, L.P. Both Digital Realty Trust, L.P. and Digital Realty Trust, Inc. guarantee the senior notes issued by Digital Stout Holding, LLC and Digital Euro Finco, LLC.

(3)	A wholly owned subsidiary of Digital Realty Trust, L.P.

(4)
Initially a wholly owned subsidiary of Digital Realty Trust, Inc., pursuant to the terms of the indenture, following the consummation of the Telx Acquisition, on October 13, 2015, Digital Delta Holdings, LLC merged with and into Digital Realty Trust, L.P., with Digital Realty Trust, L.P. surviving the merger and assuming Digital Delta Holdings, LLC’s obligations under the 3.400% 2020 Notes, the 4.750% 2025 Notes, the related indenture and registration rights agreement by operation of law.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(5)	The 2019 Notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.50% (currently 0.17%).
The indentures governing each of the senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2017, we were in compliance with each of these financial covenants.

The table below summarizes our debt maturities and principal payments as of December 31, 2017 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loans	Senior Notes	Mortgage Loans	Total Debt
2018	$—	$—	$—	$593	$593
2019	—	—	150,063	644	150,707
2020	558,191	—	1,000,000	1,133	1,559,324
2021	—	1,125,117	400,000	—	1,525,117
2022	—	—	800,000	—	800,000
Thereafter	—	300,000	4,276,990	104,000	4,680,990
Subtotal	$558,191	$1,425,117	$6,627,053	$106,370	$8,716,731
Unamortized discount	—	—	(18,508)	—	(18,508)
Unamortized premium	—	—	—	241	241
Total	$558,191	$1,425,117	$6,608,545	$106,611	$8,698,464

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.

9. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income available to common stockholders	$173,148	$332,088	$217,266
Weighted average shares outstanding—basic	174,059,386	149,953,662	138,247,606
Potentially dilutive common shares:
Stock options	—	9,726	20,424
Unvested incentive units	141,136	71,031	95,746
Forward equity offering	124,527	3,990	—
Market performance-based awards	570,049	641,279	501,645
Weighted average shares outstanding—diluted	174,895,098	150,679,688	138,865,421
Income per share:
Basic	$0.99	$2.21	$1.57
Diluted	$0.99	$2.20	$1.56

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2017	2016	2015
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	3,996,550	2,406,018	2,658,291
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	540,773	—	—
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	—	2,880,254	4,301,438
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	463,301	1,939,905	2,727,962
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,261,153	2,652,503	3,730,042
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,313,484	3,886,966	5,465,987
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,263,799	2,655,607	1,235,063
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	720,803	—	—
	13,559,863	16,421,253	20,118,783
10. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2017	2016	2015
Net income available to common unitholders	$176,918	$337,386	$220,343
Weighted average units outstanding—basic	178,055,936	152,359,680	140,905,897
Potentially dilutive common units:
Stock options	—	9,726	20,424
Unvested incentive units	141,136	71,031	95,746
Forward equity offering	124,527	3,990	—
Market performance-based awards	570,049	641,279	501,645
Weighted average units outstanding—diluted	178,891,648	153,085,706	141,523,712
Income per unit:
Basic	$0.99	$2.21	$1.56
Diluted	$0.99	$2.20	$1.55

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2017	2016	2015
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	540,773	—	—
Potentially dilutive Series E Cumulative Redeemable Preferred Units	—	2,880,254	4,301,438
Potentially dilutive Series F Cumulative Redeemable Preferred Units	463,301	1,939,905	2,727,962
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,261,153	2,652,503	3,730,042
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,313,484	3,886,966	5,465,987
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,263,799	2,655,607	1,235,063
Potentially dilutive Series J Cumulative Redeemable Preferred Units	720,803	—	—
	9,563,313	14,015,235	17,460,492
11. Income Taxes
Digital Realty Trust, Inc. has elected to be treated, and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2017, 2016 and 2015.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we had deferred tax liabilities net of deferred tax assets of approximately $167.0 million primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between the tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition in 2012 and the European Portfolio Acquisition in July 2016. The valuation allowance against the deferred tax assets at December 31, 2017 and 2016 relate primarily to net operating loss carryforwards attributable to certain foreign jurisdiction and the Telx Acquisition, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of December 31, 2017 and 2016.
Deferred income tax assets and liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Gross deferred income tax assets:
Net operating loss carryforwards	$77,227	$98,054
Basis difference - real estate property	181,254	156,394
Basis difference - intangibles	506	2,225
Other - temporary differences	47,649	31,503
Total gross deferred income tax assets	306,636	288,176
Valuation allowance	(46,302)	(45,628)
Total deferred income tax assets, net of valuation allowance	260,334	242,548
Gross deferred income tax liabilities:
Basis difference - real estate property	315,553	289,867
Basis difference - intangibles	65,921	64,714
Straight-line rent	1,597	5,172
Other - temporary differences	44,241	36,614
Total gross deferred income tax liabilities	427,312	396,367
Net deferred income tax liabilities	$166,978	$153,819

The 2017 Tax Legislation, enacted on December 22, 2017, reduced the corporate federal tax rate in the U.S. to 21%, effective upon enactment. As such, deferred tax assets and liabilities are remeasured using the lower corporate federal tax rate at December 31, 2017. While we do not expect other material impacts, the new tax rules are complex and lack developed administrative guidance. We continue to work with our tax advisors to analyze and determine the full impact that the 2017 Tax Legislation as a whole will have on us.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

12. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2017 and 2016. As of December 31, 2017, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(c) Redeemable Preferred Stock

						Shares Outstanding as of December 31,		Balance (in thousands, net of issuance costs) as of December 31,
Preferred Stock (1)	Date(s) Issued	Initial Date to Redeem (2)	Share Cap (3)	Total Liquidation Value (in thousands) (4)	Annual Dividend Rate (5)	2017	2016	2017	2016
6.625% Series C Cumulative Redeemable Perpetual Preferred Stock	Sep 14, 2017	May 15, 2021	0.6389035	$201,250	$1.65625	8,050,000	—	$219,250	$—
6.625% Series F Cumulative Redeemable Preferred Stock (6)	Apr 5, 2012	Apr 5, 2017	0.6843000	182,500	1.65625	—	7,300,000	—	176,191
5.875% Series G Cumulative Redeemable Preferred Stock	Apr 9, 2013	Apr 9, 2018	0.7532000	250,000	1.46875	10,000,000	10,000,000	241,468	241,468
7.375% Series H Cumulative Redeemable Preferred Stock	Mar 26, 2014	Mar 26, 2019	0.9632000	365,000	1.84375	14,600,000	14,600,000	353,290	353,290
6.350% Series I Cumulative Redeemable Preferred Stock	Aug 24, 2015	Aug 24, 2020	0.7623100	250,000	1.58750	10,000,000	10,000,000	242,012	242,012
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	200,000	1.31250	8,000,000	—	193,540	—
				$1,448,750		50,650,000	41,900,000	$1,249,560	$1,012,961

(1)
All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

(2)
Except in limited circumstances, reflects earliest date that Digital Realty Trust Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.

(3)
Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of preferred stock will have the right (unless, prior to the change of control conversion date specified in the applicable Articles Supplementary governing the preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the preferred stock) to convert some or all of the preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of preferred stock to be converted equal to the lesser of (i) the quotient obtained by dividing (a) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a preferred stock dividend payment and prior to the corresponding dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (b) the common stock price specified in the applicable Articles Supplementary governing the preferred stock; and (ii) and the Share Cap, subject to certain adjustments; subject, in each case, to provisions for the receipt of alternative

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

consideration as described in the applicable Articles Supplementary governing the preferred stock. Except in connection with specified change of control transactions, the preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(4)	Liquidation preference is $25.00 per share.

(5)	Dividends on preferred shares are cumulative and payable quarterly in arrears.

(6)
On April 5, 2017, Digital Realty Trust, Inc. redeemed all 7,300,000 outstanding shares of its series F preferred stock for $25.01840 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. Digital Realty Trust, Inc. funded the redemption with borrowings under the global revolving credit facility, which the Operating Partnership distributed to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 7,300,000 of its outstanding series F preferred units held by Digital Realty Trust, Inc. The excess of the redemption price over the carrying value of the series F preferred stock of approximately $6.3 million relates to the original issuance costs and was recorded as a reduction to net income available to common stockholders.

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	205,470,300	96.0%	159,019,118	98.5%
Noncontrolling interests consist of:
Common units held by third parties	6,899,094	3.2%	1,141,814	0.7%
Incentive units held by employees and directors (see note 14)	1,590,001	0.8%	1,333,849	0.8%
	213,959,395	100.0%	161,494,781	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, Digital Realty Trust, Inc. evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common units and incentive units of the Operating Partnership met the criteria to be classified within equity, except for certain common units issued to certain former DFT Operating Partnership unitholders in the DFT merger, which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the consolidated balance sheet.

In connection with the initial public offering of DFT in 2007, DFT, the DFT Operating Partnership and certain DFT Operating Partnership unitholders entered into a tax protection agreement to assist such unitholders in deferring certain U.S. federal income tax liabilities that may have otherwise resulted from the contribution transactions undertaken in connection with the initial public offering and the ownership of interests in the DFT Operating Partnership and to set forth certain agreements with respect to other tax matters. In connection with the DFT merger, certain DFT Operating Partnership unitholders entered into a new tax protection agreement with Digital Realty Trust,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

Inc. and the Operating Partnership that replaced and superseded the DFT tax protection agreement, effective as of the closing of the merger. Pursuant to the new tax protection agreement, such DFT Operating Partnership unitholders entered into a guarantee of certain debt of a subsidiary of the Operating Partnership. The Operating Partnership must offer such DFT Operating Partnership unitholders a new guarantee opportunity in the event any guaranteed debt is repaid prior to March 1, 2023. If the Operating Partnership fails to offer the guarantee opportunity or to allocate guaranteed debt to any such DFT Operating Partnership unitholder as required under the new tax protection agreement, the Operating Partnership generally would be required to indemnify each such DFT Operating Partnership unitholder for the tax liability resulting from such failure, as determined under the new tax protection agreement.
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $887.0 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2017 and 2016, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2017, 2016 and 2015:

	Common Units	Incentive Units	Total
As of December 31, 2014	1,463,814	1,549,847	3,013,661
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(42,500)	—	(42,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(113,508)	(113,508)
Cancellation of incentive units held by employees and directors	—	(151,579)	(151,579)
Grant of incentive units to employees and directors	—	127,252	127,252
As of December 31, 2015	1,421,314	1,412,012	2,833,326
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(279,500)	—	(279,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(150,993)	(150,993)
Grant of incentive units to employees and directors		74,246	74,246
Cancellation of incentive units held by employees and directors		(1,416)	(1,416)
As of December 31, 2016	1,141,814	1,333,849	2,475,663
Common units issued in connection with the DFT merger	6,111,770	—	6,111,770
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(354,490)	—	(354,490)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(208,092)	(208,092)
Incentive units issued upon achievement of market performance condition	—	390,795	390,795
Grant of incentive units to employees and directors	—	73,449	73,449
As of December 31, 2017	6,899,094	1,590,001	8,489,095

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(1)
These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock		Series J Preferred Stock		Common Stock
February 25, 2015	March 31, 2015	$—		$5,031		$3,023		$3,672	$6,730	$—		$—		$115,419	(1)
May 12, 2015	June 30, 2015	—		5,031		3,023		3,672	6,730	—		—		115,458	(1)
August 11, 2015	September 30, 2015	—		5,031		3,023		3,672	6,730	—		—		115,454	(1)
November 12, 2015	December 31, 2015 for Preferred Stock; January 15, 2016 for Common Stock	—		5,031		3,023		3,672	6,730	5,600	(2)	—		124,417	(1)
		$—		$20,124		$12,092		$14,688	$26,920	$5,600		$—		$470,748
February 17, 2016	March 31, 2016	$—		$5,031		$3,023		$3,672	$6,730	$3,969		$—		$131,587	(3)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730	3,969		—		131,607	(3)
August 10, 2016	September 30, 2016	—		—	(4)	3,023		3,672	6,730	3,969		—		131,657	(3)
November 9, 2016	December 30, 2016 for Preferred Stock; January 13, 2017 for Common Stock	—		—		3,023		3,672	6,730	3,969		—		141,882	(3)
		$—		$10,062		$12,092		$14,688	$26,920	$15,876		$—		$536,733
March 1, 2017	March 31, 2017	$—		$—		$3,023		$3,672	$6,730	$3,969		$—		$148,358	(5)
May 8, 2017	June 30, 2017	—		—		—	(6)	3,672	6,730	3,969		—		150,814	(5)
August 7, 2017	September 29, 2017	—		—		—		3,672	6,730	3,969		—		191,041	(5)
November 2, 2017	December 29, 2017 for Preferred Stock; January 12, 2018 for Common Stock	3,963	(7)	—		—		3,672	6,730	3,969		4,200	(7)	191,067	(5)
		$3,963		$—		$3,023		$14,688	$26,920	$15,876		$4,200		$681,280

Annual rate of dividend per share		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375	$1.58750		$1.31250

(1)	$3.400 annual rate of dividend per share.

(2)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2015.

(3)	$3.520 annual rate of dividend per share.

(4)
Redeemed on September 15, 2016 for $25.35972 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were recorded as a reduction to net income available to common stockholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(5)	$3.720 annual rate of dividend per share.

(6)
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

(7)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2017.
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
(f) Accumulated Other Comprehensive Income (Loss), Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2015	$(90,342)	$(6,248)	$—	$(96,590)
Net current period change	(85,300)	6,246	35,149	(43,905)
Reclassification to interest expense from interest rate swaps	—	4,890	—	4,890
Balance as of December 31, 2016	$(175,642)	$4,888	$35,149	$(135,605)
Net current period change	28,272	5,898	(9,411)	24,759
Reclassification to interest expense from interest rate swaps	—	2,414	—	2,414
Balance as of December 31, 2017	$(147,370)	$13,200	$25,738	$(108,432)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

13. Capital and Accumulated Other Comprehensive Income (Loss)
(a) Allocations of Net Income and Net Losses to Partners
Except for special allocations to holders of profits interest units described below in Note 14(a) under the heading “Incentive Plan-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.
(b) Redeemable Preferred Units

					Units Outstanding as of December 31,		Balance (in thousands, net of issuance costs) as of December 31,
Preferred Units (1)	Date(s) Issued	Initial Date to Redeem (2)	Total Liquidation Value (in thousands) (3)	Annual Distribution Rate (4)	2017	2016	2017	2016
6.625% Series C Cumulative Redeemable Perpetual Preferred Units	Sep 14, 2017	May 15, 2021	$201,250	$1.65625	8,050,000	—	$219,250	$—
6.625% Series F Cumulative Redeemable Preferred Units (5)	Apr 5, 2012	Apr 5, 2017	182,500	1.65625	—	7,300,000	—	176,191
5.875% Series G Cumulative Redeemable Preferred Units	Apr 9, 2013	Apr 9, 2018	250,000	1.46875	10,000,000	10,000,000	241,468	241,468
7.375% Series H Cumulative Redeemable Preferred Units	Mar 26, 2014	Mar 26, 2019	365,000	1.84375	14,600,000	14,600,000	353,290	353,290
6.350% Series I Cumulative Redeemable Preferred Units	Aug 24, 2015	Aug 24, 2020	250,000	1.58750	10,000,000	10,000,000	242,012	242,012
5.250% Series J Cumulative Redeemable Preferred Units	Aug 7, 2017	Aug 7, 2022	200,000	1.31250	8,000,000	—	193,540	—
			$1,448,750		50,650,000	41,900,000	$1,249,560	$1,012,961

(1)
All series of preferred units do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred units will rank senior to Digital Realty Trust, Inc. common units and on parity with the other series of preferred units.

(2)
Except in limited circumstances, reflects earliest date that Digital Realty Trust Inc. may exercise its option to redeem the corresponding series of preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption. The Operating Partnership is required to redeem the corresponding series of preferred units in the event that the General Partner redeems a series of preferred stock.

(3)	Liquidation preference is $25.00 per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(4)	Distributions on preferred units are cumulative and payable quarterly in arrears.

(5)
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

(c) Partnership Units
Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of the General Partner’s common stock at the time of redemption. Alternatively, the General Partner may elect to acquire those common units in exchange for shares of the General Partner’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, the Operating Partnership evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the limited partners’ common units and the vested incentive units. Based on the results of this analysis, the Operating Partnership concluded that the common units and incentive units of the Operating Partnership met the criteria to be classified within capital, except for certain common units issued to certain former DFT Operating Partnership unitholders in the DFT merger which are subject to certain restrictions and are not presented as permanent capital in the consolidated balance sheet.
The redemption value of the limited partners’ common units and the vested incentive units was approximately $887.0 million and $226.3 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2017 and 2016, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(d) Distributions
All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units		Series E Preferred Units		Series F Preferred Units		Series G Preferred Units	Series H Preferred Units		Series I Preferred Units		Series J Preferred Units		Common Units
Feb 25, 2015	March 31, 2015	$—		$5,031		$3,023		$3,672	$6,730		$—		$—		$117,896	(1)
May 12, 2015	June 30, 2015	—		5,031		3,023		3,672	6,730	(2)	—		—		117,938	(1)
Aug 11, 2015	September 30, 2015	—		5,031		3,023		3,672	6,730		—		—		117,962	(1)
Nov 12, 2015	December 31, 2015 for Preferred Units; January 15, 2016 for Common Units	—		5,031		3,023		3,672	6,730		5,600	(2)	—		126,827	(1)
		$—		$20,124		$12,092		$14,688	$26,920		$5,600		$—		$480,623
Feb 17, 2016	March 31, 2016	$—		$5,031		$3,023		$3,672	$6,730		$3,969		$—		$131,587	(3)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730		3,969		—		131,607	(3)
Aug 10, 2016	September 30, 2016	—		—	(4)	3,023		3,672	6,730		3,969		—		131,657	(3)
Nov 9, 2016	December 31, 2016 for Preferred Units; January 13, 2017 for Common Units	—		—		3,023		3,672	6,730		3,969		—		144,193	(3)
		$—		$10,062		$12,092		$14,688	$26,920		$15,876		$—		$539,044
Mar 1, 2017	March 31, 2017	$—		$—		$3,023		$3,672	$6,730		$3,969		$—		$150,968	(5)
May 8, 2017	June 30, 2017	—		—		—	(6)	3,672	6,730		3,969		—		153,176	(5)
Aug 7, 2017	September 29, 2017	—		—		—		3,672	6,730		3,969		—		199,049	(5)
Nov 2, 2017	December 29, 2017 for Preferred Units; January 12, 2018 for Common Units	3,963	(7)	—		—		3,672	6,730		3,969		4,200	(7)	199,061	(5)
		$3,963		$—		$3,023		$14,688	$26,920		$15,876		$4,200		$702,254

Annual rate of distribution per unit		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375		$1.58800		$1.31250

(1)	$3.400 annual rate of distribution per unit.

(2)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2015.

(3)	$3.520 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(4)
Redeemed on September 15, 2016 for $25.35972 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $4.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $10.3 million were recorded as a reduction to net income available to common unitholders.

(5)	$3.720 annual rate of distribution per unit.

(6)
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

(7)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2017.
(e) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2015	$(93,883)	$(7,081)	$—	$(100,964)
Net current period change	(86,621)	6,304	35,694	(44,623)
Reclassification to interest expense from interest rate swaps	—	4,968	—	4,968
Balance as of December 31, 2016	$(180,504)	$4,191	$35,694	$(140,619)
Net current period change	28,709	6,108	(9,542)	25,275
Reclassification to interest expense from interest rate swaps	—	2,459	—	2,459
Balance as of December 31, 2017	$(151,795)	$12,758	$26,152	$(112,885)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

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
On April 28, 2014, Digital Realty Trust, Inc. held its 2014 Annual Meeting of Stockholders, or the 2014 Annual Meeting, at which its stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan), which had been previously adopted by its Board of Directors and recommended to the stockholders for approval by the Board of Directors. The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference. Effective as of September 14, 2017, the 2014 Incentive Award Plan was amended to provide that shares which remained available for issuance under DFT’s Amended and Restated 2011 Equity Incentive Plan immediately prior to the closing of the DFT merger (as adjusted and converted into shares of Digital Realty Trust, Inc.’s common stock) may be used for awards under the 2014 Incentive Award Plan and will not reduce the shares authorized for grant under the 2014 Incentive Award Plan, to the extent that using such shares is permitted without stockholder approval under applicable stock exchange rules. In connection with the amendment to the 2014 Incentive Award Plan, on September 22, 2017, Digital Realty Trust, Inc. registered an additional 3,714,560 shares that may be issued pursuant to the 2014 Incentive Award Plan.
As of December 31, 2017, approximately 7.5 million shares of common stock, including awards convertible into or exchangeable for shares of common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
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
December 31, 2017 and 2016

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
Below is a summary of our long-term incentive unit activity for the year ended December 31, 2017.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	128,822	$66.58
Granted	72,664	109.71
Vested	(94,801)	71.97
Cancelled or expired	(7,390)	98.94
Unvested, end of period	99,295	$90.59

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
Excluding the impact of our former Chief Executive Officer's equity acceleration in 2014 and subsequent cancellation in 2015, the expense recorded for the years ended December 31, 2017, 2016 and 2015 related to long-term incentive units was approximately $3.9 million, $4.5 million and $5.9 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $1.7 million, $1.8 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $6.9 million and $5.6 million as of December 31,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

2017 and 2016, respectively. We expect to recognize this unearned compensation over the next 2.6 years on a weighted average basis.
(b) Market Performance-Based Awards

During the years ended December 31, 2017, 2016 and 2015, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2015, January 2016 or January 2017, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance upon completion of the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

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

In January 2018, following the completion of the Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2015 awards and, accordingly, 363,193 class D units (including 36,246 distribution equivalent units that immediately vested on December 31, 2017, upon the high level being achieved) and 49,707 RSUs performance vested, subject to service-based vesting. On February 27, 2018, 50% of the 2015 awards vested and the remaining 50% will vest on February 27, 2019, subject to continued employment through each applicable vesting date.

In January 2017, following the completion of the Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2014 awards and, accordingly, 399,250 class D units (including 44,702 distribution equivalent units that immediately vested on December 31, 2016, upon the high level being achieved) and 138,567 RSUs performance vested, subject to service-based vesting. On February 27, 2017, 50% of the 2014 awards vested and the remaining 50% vested on February 27, 2018.
Following the completion of the Market Performance Period, the 2016 awards that have satisfied the market condition, if any, will vest 50% on February 27, 2019 and 50% on February 27, 2020, subject to continued employment through each applicable vesting date. Following the completion of the Market Performance Period, the 2017 awards that have satisfied the market condition, if any, will vest 50% on February 27, 2020 and 50% on February 27, 2021, subject to continued employment through each applicable vesting date.

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
December 31, 2017 and 2016

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

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate
February 24, 2015	24%	1.00%
January 1, 2016	22%	1.32%
February 16, 2016	26%	0.89%
January 1, 2017	25%	1.49%
February 28, 2017	23%	1.43%
These valuations were performed in a risk-neutral framework, and no assumption was made with respect to an equity risk premium.
As of December 31, 2017, 2,029,908 Class D Units and 543,923 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes distribution equivalent units. The fair value of these awards of approximately $74.9 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of December 31, 2017 and 2016 was $24.7 million and $25.6 million, respectively, net of cancellations. We expect to recognize this unearned compensation over the next 2.5 years on a weighted average basis. We recognized compensation expense related to these awards of approximately $9.6 million, $7.9 million and $4.1 million in the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $2.3 million, $1.9 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(c) Restricted Stock
Below is a summary of our restricted stock activity for the year ended December 31, 2017.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	274,642	$73.81
Granted (1)	120,853	108.65
Vested	(102,899)	69.04
Cancelled or expired	(33,174)	84.68
Unvested, end of period	259,422	$90.54

(1)	All restricted stock awards granted in 2017 are subject only to service conditions.
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years.
 The expense recorded for the years ended December 31, 2017, 2016 and 2015 related to grants of restricted stock was approximately $4.5 million, $4.1 million and $2.5 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $3.3 million, $2.8 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $17.5 million and $14.7 million as of December 31, 2017 and 2016, respectively. We expect to recognize this unearned compensation over the next 2.7 years on a weighted average basis.
(d) 401(k) Plan
We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $4.6 million, $3.6 million, and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2017, we

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2017 or December 31, 2016.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to the U.S. LIBOR, GBP LIBOR and CDOR-based tranches of the unsecured term loans. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2017, 2016 and 2015, there were no ineffective portions to our interest rate swaps.
As of December 31, 2017 and December 31, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2017		As of December 31, 2016		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2017 (6)	As of December 31, 2016 (6)
Currently-paying contracts
$206,000	(1)	$—		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$1,409	$—
54,905	(1)	—		Swap	1.605	Jun 6, 2017	Jan 6, 2020	374	—
—		206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	—	(90)
—		54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	—	16
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,260	1,911
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,947	1,487
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	9,978	8,128
—		130,850	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	—	18
229,012	(4)	209,132	(4)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(430)	(1,818)
78,357	(5)	73,294	(5)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	3,034	1,556
$1,018,274		$1,124,181						$18,572	$11,208

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)	Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.69 to 1.00 SGD as of December 31, 2016.

(4)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.35 to £1.00 as of December 31, 2017 and $1.23 to £1.00 as of December 31, 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

(5)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.80 to 1.00 CAD as of December 31, 2017 and $0.74 to 1.00 CAD as of December 31, 2016.

(6)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2017, we estimate that an additional $1.6 million will be reclassified as a decrease to interest expense during the year ending December 31, 2018, when the hedged forecasted transactions impact earnings.
Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the year ended December 31, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of December 31, 2017.
16. Fair Value of Instruments
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
The Company’s disclosures of estimated fair value of financial instruments at December 31, 2017 and December 31, 2016 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in Note 15. "Derivative Instruments", the interest rate swaps and foreign currency forward contracts are recorded at fair value.

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
As of December 31, 2017 and December 31, 2016, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes and mortgage loans were as follows (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

	Categorization under the fair value hierarchy	As of December 31, 2017		As of December 31, 2016
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$558,191	$558,191	$210,077	$210,077
Unsecured term loans (2)(6)	Level 2	1,425,117	1,425,117	1,488,498	1,488,498
Unsecured senior notes (3)(4)(7)	Level 2	6,976,603	6,608,545	4,428,074	4,179,171
Mortgage loans (3)(8)	Level 2	106,523	106,611	3,217	3,250
		$9,066,434	$8,698,464	$6,129,866	$5,880,996

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

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

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2027 Notes and 2029 Notes are net of discount of $18.5 million and $15.6 million in the aggregate as of December 31, 2017 and December 31, 2016, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $7.2 million and $10.9 million as of December 31, 2017 and December 31, 2016, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $4.8 million and $6.1 million as of December 31, 2017 and December 31, 2016, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $37.8 million and $25.4 million as of December 31, 2017 and December 31, 2016, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.0 million as of December 31, 2017 and December 31, 2016, respectively.
17. Tenant Leases
The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2017, under non-cancelable operating leases are as follows (in thousands):

2018	$2,065,850
2019	1,671,115
2020	1,361,404
2021	1,147,928
2022	881,117
Thereafter	2,958,666
Total	$10,086,080

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

18. Commitments and Contingencies
(a) Operating Leases
We lease space at certain of our data centers from third parties, primarily data centers acquired as part of the Telx Acquisition and European Portfolio Acquisition, and certain equipment under noncancelable operating lease agreements. The operating leases for our data centers expire at various dates through 2033 with renewal options available to us. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease.
As of December 31, 2017, certain of our data centers, primarily in Europe are subject to ground leases. The termination dates of these ground leases range from 2036 to 2981. These ground leases generally require us to make fixed annual rental payments. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2018 to 2024. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options.
Rental expense for our operating leases, including ground leases, was approximately $82.5 million, $83.6 million, and $24.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The minimum commitment under these leases, excluding fully prepaid ground leases, as of December 31, 2017 was as follows (in thousands):

2018	$76,231
2019	81,051
2020	83,738
2021	82,243
2022	78,129
Thereafter	544,485
Total	$945,877
(b) Capital Lease Obligations
Capital lease obligations are recorded for leases in which the Company was deemed to be the owner during the construction period under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the property at the end of the construction period. As a result, in accordance with applicable accounting guidance, buildings and related assets subject to the leases are reflected in buildings and improvements and accumulated depreciation and amortization on the Company’s consolidated balance sheets and depreciated over their remaining useful lives. The present value of the lease payments associated with these buildings is recorded as capital lease obligations and is classified in accounts payable and other accrued liabilities in the consolidated balance sheets. The financing obligation is amortized using the effective interest method and the interest rate is determined in accordance with the requirements of sale-leaseback accounting.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

Future minimum lease payments and their present value for property under capital lease obligations as of December 31, 2017, are as follows (in thousands):

2018	$10,933
2019	12,738
2020	12,839
2021	12,941
2022	13,357
Thereafter	198,181
260,989
Less amount representing interest	(90,178)
Present value	$170,811
(c) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2017, we had open commitments, including amounts reimbursable of approximately $6.3 million, related to construction contracts of approximately $317.3 million.
(d) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2017, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2017 and 2016. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total operating revenues	$731,445	$609,925	$565,989	$550,569
Net income	79,658	12,475	79,571	84,563
Net income attributable to Digital Realty Trust, Inc.	73,635	12,435	78,651	83,538
Preferred stock dividends and issuance costs associated with redeemed preferred stock	20,329	16,575	20,814	17,393
Net income (loss) available to common stockholders	53,306	(4,140)	57,837	66,145
Basic net income (loss) per share available to common stockholders	$0.26	$(0.02)	$0.36	$0.42
Diluted net income (loss) per share available to common stockholders	$0.26	$(0.02)	$0.36	$0.41

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total operating revenues	$576,787	$546,293	$514,934	$504,199
Net income	96,140	222,435	50,944	62,333
Net income attributable to Digital Realty Trust, Inc.	95,075	219,188	50,375	61,549
Preferred stock dividends and issuance costs associated with redeemed preferred stock	17,393	31,858	22,424	22,424
Net income available to common stockholders	77,682	187,330	27,951	39,125
Basic net income per share available to common stockholders	$0.49	$1.27	$0.19	$0.27
Diluted net income per share available to common stockholders	$0.49	$1.25	$0.19	$0.27

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2017 and 2016

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2017 and 2016. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total operating revenues	$731,445	$609,925	$565,989	$550,569
Net income	79,658	12,475	79,571	84,563
Net income attributable to Digital Realty Trust, L.P.	75,773	12,356	79,458	84,442
Preferred unit distributions and issuance costs associated with redeemed preferred units	20,329	16,575	20,814	17,393
Net income (loss) available to common unitholders	55,444	(4,219)	58,644	67,049
Basic net income (loss) per unit available to common unitholders	$0.26	$(0.02)	$0.36	$0.42
Diluted net income (loss) per unit available to common unitholders	$0.26	$(0.02)	$0.36	$0.41

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total operating revenues	$576,787	$546,293	$514,934	$504,199
Net income	96,140	222,435	50,944	62,333
Net income attributable to Digital Realty Trust, L.P.	96,229	222,212	50,832	62,212
Preferred unit distributions and issuance costs associated with redeemed preferred units	17,393	31,858	22,424	22,424
Net income available to common unitholders	78,836	190,354	28,408	39,788
Basic net income per unit available to common unitholders	$0.49	$1.27	$0.19	$0.27
Diluted net income per unit available to common unitholders	$0.49	$1.25	$0.19	$0.27

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2017
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	—	1,942	—	24,184	22,089	—	1,970	—	46,245	48,215	(15,363)	2002	(A)
2323 Bryan Street	Dallas	—	1,838	—	77,604	53,297	—	1,838	—	130,901	132,739	(66,339)	2002	(A)
300 Boulevard East	New York	—	5,140	—	48,526	61,913	—	5,140	—	110,439	115,579	(64,836)	2002	(A)
2334 Lundy Place	Silicon Valley	—	3,607	—	23,008	67	—	3,607	—	23,075	26,682	(10,277)	2002	(A)
2440 Marsh Lane	Dallas	—	1,477	—	10,330	73,380	—	1,486	—	83,701	85,187	(61,783)	2003	(A)
375 Riverside Parkway	Atlanta	—	1,250	—	11,578	31,629	—	1,250	—	43,207	44,457	(29,212)	2003	(A)
4849 Alpha Road	Dallas	—	2,983	—	10,650	43,947	—	2,983	—	54,597	57,580	(29,230)	2004	(A)
600 West Seventh Street	Los Angeles	—	18,478	—	50,824	58,286	—	18,478	—	109,110	127,588	(64,113)	2004	(A)
2045 & 2055 Lafayette Street	Silicon Valley	—	6,065	—	43,817	15	—	6,065	—	43,832	49,897	(18,230)	2004	(A)
11830 Webb Chapel Road	Dallas	—	5,881	—	34,473	2,355	—	5,881	—	36,828	42,709	(16,371)	2004	(A)
150 South First Street	Silicon Valley	—	2,068	—	29,214	1,499	—	2,068	—	30,713	32,781	(12,707)	2004	(A)
200 Paul Avenue	San Francisco	—	14,427	—	75,777	98,738	—	14,445	—	174,497	188,942	(79,960)	2004	(A)
1100 Space Park Drive	Silicon Valley	—	5,130	—	18,206	35,841	—	5,130	—	54,047	59,177	(31,604)	2004	(A)
3015 Winona Avenue	Los Angeles	—	6,534	—	8,356	6	—	6,534	—	8,362	14,896	(3,643)	2004	(A)
1125 Energy Park Drive	Minneapolis	—	2,775	—	10,761	(5,668)	(5,900)	2,775	—	5,093	7,868	(4,002)	2005	(A)
350 East Cermak Road	Chicago	—	8,466	—	103,232	269,616	—	8,620	—	372,694	381,314	(214,241)	2005	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
8534 Concord Center Drive	Denver	—		2,181	—	11,561	749	—	2,181	—	12,310	14,491	(5,150)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	37	—	5,775	—	19,304	25,079	(8,229)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	48	—	5,514	—	11,743	17,257	(5,292)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	232	—	4,562	—	12,735	17,297	(6,279)	2005	(A)
731 East Trade Street	Charlotte	2,370	(1)	1,748	—	5,727	267	—	1,748	—	5,994	7,742	(2,416)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	2,907	—	1,098	—	6,034	7,132	(2,343)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	6,329	—	1,271	—	10,067	11,338	(7,578)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam	—		—	—	15,255	28,294	—	—	—	43,549	43,549	(18,897)	2005	(A)
600-780 S. Federal	Chicago	—		7,849	—	27,881	33,444	—	7,849	—	61,325	69,174	(17,051)	2005	(A)
115 Second Avenue	Boston	—		1,691	—	12,569	11,458	—	1,691	—	24,027	25,718	(14,640)	2005	(A)
Chemin de l’Epinglier 2	Geneva	—		—	—	20,071	357	—	—	—	20,428	20,428	(8,060)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	67,433	—	1,177	—	72,310	73,487	(10,780)	2005	(A)
3 Corporate Place	New York	—		1,543	—	12,678	85,503	—	1,543	—	98,181	99,724	(81,615)	2005	(A)
1115 Centennial Avenue	New York	—		581	—	—	41,544	—	581	—	41,544	42,125	—	2005	(C)
4025 Midway Road	Dallas	—		2,196	—	14,037	29,777	—	2,196	—	43,814	46,010	(29,196)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	2,091	—	—	99	9,005	9,104	(5,635)	2006	(A)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,285	—	1,657	—	13,637	15,294	(6,451)	2006	(A)
101 Aquila Way	Atlanta	—		1,480	—	34,797	(14,520)	—	1,480	—	20,277	21,757	—	2006	(A)
Digital Houston	Houston	—		6,965	—	23,492	146,391	—	6,965	—	169,883	176,848	(58,292)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	118,049	—	4,524	—	275,871	280,395	(127,847)	2006	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	—	—	—	13,450	(809)	—	—	—	12,641	12,641	(5,065)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	—	—	—	—	82,828	—	—	—	82,828	82,828	(45,139)	2006	(C)
600 Winter Street	Boston	—	1,429	—	6,228	456	—	1,429	—	6,684	8,113	(2,369)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	19	—	1,022	—	3,786	4,808	(1,645)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	27,727	—	—	—	36,246	36,246	(27,758)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin	—	1,927	—	40,024	27,103	—	1,738	—	67,316	69,054	(23,961)	2006	(A)
111 8th Avenue	New York	—	—	—	17,688	23,442	—	—	—	41,130	41,130	(29,675)	2006	(A)
8100 Boone Boulevard	N. Virginia	—	—	—	158	1,272	—	—	—	1,430	1,430	(1,268)	2006	(A)
21110 Ridgetop Circle	N. Virginia	—	2,934	—	14,311	1,307	—	2,934	—	15,618	18,552	(5,634)	2007	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	50,027	—	3,354	—	60,332	63,686	(49,943)	2007	(A)
44470 Chilum Place	N. Virginia	—	3,531	—	37,360	1	—	3,531	—	37,361	40,892	(11,118)	2007	(A)
43881 Devin Shafron Drive	N. Virginia	—	4,653	—	23,631	94,180	—	4,653	—	117,811	122,464	(90,464)	2007	(A)
43831 Devin Shafron Drive	N. Virginia	—	3,027	—	16,247	1,382	—	3,027	—	17,629	20,656	(5,836)	2007	(A)
43791 Devin Shafron Drive	N. Virginia	—	3,490	—	17,444	77,003	—	3,490	—	94,447	97,937	(54,108)	2007	(A)
Mundells Roundabout	London	—	31,354	—	—	45,616	—	21,539	—	55,431	76,970	(12,931)	2007	(C)
1500 Space Park Drive	Silicon Valley	—	6,732	—	6,325	46,196	—	4,106	—	55,147	59,253	(50,825)	2007	(A)
Cressex 1	London	—	3,629	—	9,036	21,090	—	2,598	—	31,157	33,755	(19,656)	2007	(A)
Naritaweg 52	Amsterdam	—	—	1,192	23,441	(4,214)	—	—	981	19,438	20,419	(5,816)	2007	(A)
1 St. Anne’s Boulevard	London	—	1,490	—	1,045	(701)	—	1,034	—	800	1,834	(203)	2007	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
2 St. Anne’s Boulevard	London	—	922	—	695	34,613	—	689	—	35,541	36,230	(5,860)	2007	(A)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	85,898	—	15,189	—	109,139	124,328	(55,453)	2007	(A)
365 South Randolphville Road	New York	—	3,019	—	17,404	290,404	—	3,019	—	307,808	310,827	(112,084)	2008	(A)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	835	—	2,165	—	10,769	12,934	(2,911)	2008	(A)
Manchester Technopark	Manchester	—	—	—	23,918	(7,223)	—	—	—	16,695	16,695	(4,560)	2008	(A)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	26,841	—	3,398	—	27,142	30,540	(18,365)	2008	(A)
1550 Space Park Drive	Silicon Valley	—	2,301	—	766	2,649	—	2,056	—	3,660	5,716	—	2008	(A)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	30,980	—	2,061	—	47,428	49,489	(30,883)	2008	(C)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	73,893	—	5,509	—	73,893	79,402	(36,654)	2009	(C)
1232 Alma Road	Dallas	—	2,267	—	3,740	64,717	—	2,266	—	68,458	70,724	(37,895)	2009	(A)
900 Quality Way	Dallas	—	1,446	—	1,659	69,251	—	1,437	—	70,919	72,356	(17,711)	2009	(A)
1210 Integrity Drive	Dallas	—	2,041	—	3,389	151,385	—	3,429	—	153,386	156,815	(2,344)	2009	(A)
907 Security Row	Dallas	—	333	—	344	97,522	—	2,112	—	96,087	98,199	(6,008)	2009	(A)
908 Quality Way	Dallas	—	6,730	—	4,493	13,873	—	2,067	—	23,029	25,096	(16,779)	2009	(A)
904 Quality Way	Dallas	—	760	—	744	6,819	—	1,151	—	7,172	8,323	(1,004)	2009	(A)
1215 Integrity Drive	Dallas	—	—	—	—	70,076	—	995	—	69,081	70,076	(14,120)	2009	(C)
1350 Duane & 3080 Raymond	Silicon Valley	—	7,081	—	69,817	61	—	7,081	—	69,878	76,959	(14,781)	2009	(A)
45901 & 45845 Nokes Boulevard	N. Virginia	—	3,437	—	28,785	450	—	3,437	—	29,235	32,672	(6,552)	2009	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
21561 & 21571 Beaumeade Circle	N. Virginia	—	3,966	—	24,211	45	—	3,966	—	24,256	28,222	(5,010)	2009	(A)
60 & 80 Merritt	New York	—	3,418	—	71,477	94,414	—	3,418	—	165,891	169,309	(35,258)	2010	(A)
55 Middlesex	Boston	—	9,975	—	68,363	10,483	—	9,975	—	78,846	88,821	(22,557)	2010	(A)
128 First Avenue	Boston	—	5,465	—	185,348	38,419	—	5,465	—	223,767	229,232	(61,794)	2010	(A)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	40,982	—	—	3,451	44,566	48,017	(7,662)	2010	(A)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	39,032	—	3,274	—	45,599	48,873	(22,476)	2010	(A)
3105 Alfred Street	Silicon Valley	—	6,533	—	3,725	101,204	—	7,093	—	104,369	111,462	(26,181)	2010	(A)
365 Main Street	San Francisco	—	22,854	—	158,709	26,171	—	22,854	—	184,880	207,734	(46,836)	2010	(A)
720 2nd Street	San Francisco	—	3,884	—	116,861	10,235	—	3,884	—	127,096	130,980	(29,074)	2010	(A)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	15,162	—	11,053	—	66,559	77,612	(18,057)	2010	(A)
2121 South Price Road	Phoenix	—	7,335	—	238,452	208,424	—	7,335	—	446,876	454,211	(108,717)	2010	(A)
4030 Lafayette	N. Virginia	—	2,492	—	16,912	5,703	—	2,492	—	22,615	25,107	(5,546)	2010	(A)
4040 Lafayette	N. Virginia	—	1,246	—	4,267	24,667	—	1,246	—	28,934	30,180	(3,755)	2010	(A)
4050 Lafayette	N. Virginia	—	1,246	—	4,371	35,673	—	1,246	—	40,044	41,290	(20,175)	2010	(A)
2805 Lafayette Street	Silicon Valley	—	8,976	—	18,155	129,101	—	8,294	—	147,938	156,232	(24,526)	2010	(A)
29A International Business Park	Singapore	—	—	—	137,545	219,764	—	—	—	357,309	357,309	(106,907)	2010	(A)
43940 Digital Loudoun Plaza	N. Virginia	—	6,229	—	—	269,748	—	7,564	—	268,413	275,977	(58,213)	2011	(C)
44060 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	187,396	—	3,441	—	187,655	191,096	(17,720)	2011	(C)
44100 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	138,933	—	3,493	—	139,140	142,633	(5,679)	2011	(C)
43780 Digital Loudoun Plaza	N. Virginia	—	3,671	—	—	120,875	—	4,186	—	120,360	124,546	(4,420)	2011	(C)
1-11 Templar Road	Sydney	—	6,937	—	—	69,908	—	4,837	—	72,008	76,845	(13,643)	2011	(C)
13-23 Templar Road	Sydney		4,236	—	—	4,956	—	3,845	—	5,347	9,192	—	2011	(C)
Fountain Court	London	—	7,544	—	12,506	100,618	—	6,695	—	113,973	120,668	(19,418)	2011	(A)
72 Radnor Drive	Melbourne	—	2,568	—	—	59,222	—	1,939	—	59,851	61,790	(8,281)	2011	(C)
98 Radnor Drive	Melbourne	—	1,899	—	—	39,531	—	1,490	—	39,940	41,430	(13,924)	2011	(C)
105 Cabot Street	Boston	—	2,386	—	—	58,828	—	2,448	—	58,766	61,214	(7,376)	2011	(C)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
3825 NW Aloclek Place	Portland	—	1,689	—	—	57,750	—	1,689	—	57,750	59,439	(17,667)	2011	(C)
Profile Park	Dublin	—	6,288	—	—	46,081	—	5,976	—	46,393	52,369	(2,698)	2011	(C)
760 Doug Davis Drive	Atlanta	—	4,837	—	53,551	3,282	—	4,837	—	56,833	61,670	(11,618)	2011	(A)
360 Spear Street	San Francisco	—	19,828	—	56,733	(912)	—	19,828	—	55,821	75,649	(12,113)	2011	(A)
2501 S. State Hwy 121	Dallas	—	23,137	—	93,943	17,767	—	23,137	—	111,710	134,847	(26,920)	2012	(A)
9333 Grand Avenue	Chicago	—	5,686	—	14,515	73,789	—	1,205	—	92,785	93,990	(27,826)	2012	(A)
9355 Grand Avenue	Chicago	—		—	—	227,922	—	2,518	—	225,404	227,922	(14,665)	2012	(A)
9377 Grand Avenue	Chicago	—		—	—	107,005	—	2,102	—	104,903	107,005	(1,575)	2012	(A)
850 E Collins	Dallas	—	1,614	—	—	83,988	—	1,614	—	83,988	85,602	(15,024)	2012	(C)
950 E Collins	Dallas	—	1,546	—	—	74,611	—	1,546	—	74,611	76,157	(9,276)	2012	(C)
400 S. Akard	Dallas	—	10,075	—	62,730	2,473	—	10,075	—	65,203	75,278	(9,792)	2012	(A)
410 Commerce Boulevard	New York	—	—	—	—	29,839	—	—	—	29,839	29,839	(10,439)	2012	(C)
Croydon	London	—	1,683	—	104,728	48,677	—	2,413	—	152,675	155,088	(23,186)	2012	(A)
Watford	London	—	—	7,355	219,273	5,693	—	—	6,619	225,702	232,321	(34,406)	2012	(A)
Unit 21 Goldsworth Park	London	—	17,334	—	928,129	(120,819)	—	13,495	—	811,149	824,644	(128,322)	2012	(A)
11900 East Cornell	Denver	—	3,352	—	80,640	2,236	—	3,352	—	82,876	86,228	(14,534)	2012	(A)
701 Union Boulevard	New York	—	10,045	—	6,755	26,299	—	10,045	—	33,054	43,099	—	2012	(A)
23 Waterloo Road	Sydney	—	7,112	—	3,868	(2,731)	—	5,343	—	2,906	8,249	(410)	2012	(A)
1 Rue Jean-Pierre	Paris	—	9,621	—	35,825	(4,092)	—	8,754	—	32,600	41,354	(5,912)	2012	(A)
Liet-dit le Christ de Saclay	Paris	—	3,402	—	3,090	(584)	—	3,096	—	2,812	5,908	(658)	2012	(A)
127 Rue de Paris	Paris	—	8,637	—	10,838	(1,753)	—	7,860	—	9,862	17,722	(2,225)	2012	(A)
17201 Waterview Parkway	Dallas	—	2,070	—	6,409	(1)	—	2,070	—	6,408	8,478	(1,036)	2013	(A)
1900 S. Price Road	Phoenix	—	5,380	—	16,975	975	—	5,512	—	17,818	23,330	(2,013)	2013	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
371 Gough Road	Toronto		—	7,394		677	96,446	—	6,033	—	98,484	104,517	(7,587)	2013	(A)
1500 Towerview Road	Minneapolis		—	10,190		20,054	3,191	—	10,190	—	23,245	33,435	(3,943)	2013	(A)
Principal Park	London		—	11,837		—	110,458	—	13,077	—	109,218	122,295	(7,136)	2013	(C)
MetCenter Business Park	Austin		—	8,604		20,314	(28,891)	—	—	—	27	27	—	2013	(A)
Liverpoolweg 10	Amsterdam		—	733		3,122	10,368	—	675	—	13,548	14,223	(1,889)	2013	(A)
DePresident	Amsterdam		—	6,737		—	79,880	—	8,169	—	78,448	86,617	(625)	2013	(C)
Crawley 2	London		—	24,305		—	51,331	—	21,622	—	54,014	75,636	(327)	2014	(C)
Digital Deer Park 3	Melbourne		—	1,600	—	—	167	—	1,765	—	2	1,767	—	2015	(C)
3 Loyang Way	Singapore		—	—	—	—	120,508	—	—	—	120,508	120,508	(1,092)	2015	(A)
Digital Loudoun III	N. Virginia		—	43,000	—	—	179,393	—	57,806	—	164,587	222,393	(109)	2015	(C)
Digital Frankfurt	Frankfurt		—	5,543	—	—	62,539	—	10,051	—	58,031	68,082	—	2015	(C)
56 Marietta Street	Atlanta	(2)	—	1,700	—	211,397	13,838	—	1,700	—	225,235	226,935	(20,292)	2015	(A)
2 Peekay Drive	New York	(2)	—	—	—	115,439	15,264	—	—	—	130,703	130,703	(16,015)	2015	(A)
100 Delawanna Avenue	New York	(2)	—	3,600	—	85,438	4,655	—	3,600	—	90,093	93,693	(7,222)	2015	(A)
60 Hudson Street	New York	(2)	—	—	—	32,280	8,180	—	—	—	40,460	40,460	(7,751)	2015	(A)
32 Avenue of the Americas	New York	(2)	—	—	—	30,980	2,001	—	—	—	32,981	32,981	(5,528)	2015	(A)
3433 S 120th Place	Seattle	(2)	—	—	—	11,688	1,935	—	—	—	13,623	13,623	(3,510)	2015	(A)
8435 Stemmons Freeway	Dallas	(2)	—	—	—	5,023	1,724	—	—	—	6,747	6,747	(1,453)	2015	(A)
2625 Walsh Avenue	Silicon Valley	(2)	—	—	—	4,276	6,218	—	—	—	10,494	10,494	(1,415)	2015	(A)
111 8th Avenue - Telx	New York	(2)	—	—	—	42,454	8,778		—	—	51,232	51,232	(11,387)	2015	(A)
350 East Cermak Road - Telx	Chicago	(2)	—	—	—	13,933	4,747	—	—	—	18,680	18,680	(3,385)	2015	(A)
200 Paul Avenue - Telx	San Francisco	(2)	—	—	—	6,719	2,433	—	—	—	9,152	9,152	(1,777)	2015	(A)
2323 Bryan Street - Telx	Dallas	(2)	—	—	—	5,191	2,332	—	—	—	7,523	7,523	(1,639)	2015	(A)
600 W. 7th Street - Telx	Los Angeles	(2)	—	—	—	3,689	2,763	—	—	—	6,452	6,452	(1,034)	2015	(A)
3825 NW Aloclek Place - Telx	Portland	(2)	—	—	—	3,131	928	—	—	—	4,059	4,059	(811)	2015	(A)
120 E. Van Buren Street - Telx	Phoenix	(2)	—	—	—	2,848	2,088	—	—	—	4,936	4,936	(778)	2015	(A)
36 NE 2nd Street - Telx	Miami	(2)	—	—	—	1,842	1,460	—	—	—	3,302	3,302	(711)	2015	(A)
600-780 S. Federal Street - Telx	Chicago	(2)	—	—	—	1,815	2,389	—	—	—	4,204	4,204	(597)	2015	(A)
113 N. Myers Street - Telx	Charlotte	(2)	—	—	—	476	52	—	—	—	528	528	(135)	2015	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
1100 Space Park Drive - Telx	Silicon Valley	(2)	—	—	—	352	227	—	—	—	579	579	(116)	2015	(A)
300 Boulevard East - Telx	New York	(2)	—	—	—	197	53	—	—	—	250	250	(99)	2015	(A)
Science Park	Amsterdam	(3)	—	665	—	75,095	26,200	—	720	—	101,240	101,960	(3,989)	2016	(A)
Sovereign House	London	(3)	—	7,943	—	75,184	5,454	—	8,243	—	80,338	88,581	(7,741)	2016	(A)
Amstel Business Park	Amsterdam	(3)	—	2,991	—	58,138	15,861	—	3,241	—	73,749	76,990	(8,830)	2016	(A)
Olivers Yard	London	(3)	—	7,943	—	34,744	2,504	—	8,243	—	36,948	45,191	(6,242)	2016	(A)
Bonnington House	London	(3)	—	—	—	14,127	2,268	—	—	—	16,395	16,395	(635)	2016	(A)
West Drayton	London	(3)	—	—	—	10,135	964	—	—	—	11,099	11,099	(2,928)	2016	(A)
Lyonerstrasse	Frankfurt	(3)	—	—	—	8,407	1,254	—	—	—	9,661	9,661	(2,163)	2016	(A)
Meridian Gate	London	(3)	—	—	—	5,893	572	—	—	—	6,465	6,465	(1,561)	2016	(A)
NE Corner of Campbell Road and Ferris Road	Dallas		—	21,902	—	—	293	—	22,132	—	63	22,195	—	2016	(C)
9401 West Grand Avenue	Chicago		—	12,500	—	—	19,888	—	16,036	—	16,352	32,388	—	2016	(C)
Broad Run Technology Park	N. Virginia		—	18,019	—	—	11,983	—	26,574	—	3,428	30,002	—	2016	(C)
2425-2553 Edgington Street	Chicago		—	11,950	—	1,615	35	—	11,959	—	1,641	13,600	(31)	2017	(C)
44490 Chilum Place	N. Virginia	(4)	—	4,180	—	76,745	564	—	4,180	—	77,309	81,489	(1,376)	2017	(A)
44520 Hastings Drive	N. Virginia	(4)	104,000	6,140	—	108,105	785	—	6,140	—	108,890	115,030	(1,876)	2017	(A)
44480 Hastings Drive	N. Virginia	(4)	—	12,860	—	278,384	38	—	12,860	—	278,422	291,282	(4,934)	2017	(A)
44521 Hastings Drive	N. Virginia	(4)	—	13,210	—	315,539	—	—	13,210	—	315,539	328,749	(5,592)	2017	(A)
44461 Chilum Place	N. Virginia	(4)	—	9,620	—	249,371	—	—	9,620	—	249,371	258,991	(4,443)	2017	(A)
21625 Gresham Drive	N. Virginia	(4)	—	17,500	—	448,968	52	—	17,500	—	449,020	466,520	(8,034)	2017	(A)
21745 Sir Timothy Drive	N. Virginia	(4)	—	16,010	—	289,281	3,801	—	16,010	—	293,082	309,092	(3,856)	2017	(A)
21744 Sir Timothy Drive	N. Virginia	(4)	—	10,523	—	50,411	77,273	—	10,601	—	127,606	138,207	—	2017	(A)
2200 Busse Road	Chicago	(4)	—	17,270	—	384,558	790	—	17,270	—	385,348	402,618	(6,490)	2017	(A)
2299 Busse Road	Chicago	(4)	—	12,780	—	348,348	—	—	12,780	—	348,348	361,128	(6,092)	2017	(A)
1780 Business Center Drive	N. Virginia	(4)	—	7,510	—	106,363	(61)	—	7,510	—	106,302	113,812	(1,657)	2017	(A)
8217 Linton Hall Road	N. Virginia	(4)	—	22,340	—	81,985	—	—	22,340	—	81,985	104,325	(1,203)	2017	(A)
1400 East Devon Avenue	Chicago	(4)	—	11,012	—	178,627	52,286	—	11,094	—	230,831	241,925	—	2017	(A)
2220 De La Cruz Blvd	Silicon Valley	(4)	—	84,650	—	634,007	4,343	—	84,650	—	638,350	723,000	(9,353)	2017	(A)
1 Century Place	Toronto	(4)	—	26,600	—	116,863	41,361	—	25,742	—	159,082	184,824	—	2017	(C)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2017
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
505 North Railroad Avenue	Chicago		—	20,431	—	245,810	—	—	20,431	—	245,810	266,241	(552)	2017	(A)
250 Williams	Atlanta		—	—	—	—	23,747	—	—	—	23,747	23,747	(952)	2017	(C)
Osaka 2	Osaka		—	13,593	—	—	1,720	—	14,367	—	946	15,313	—	2017	(C)
Osaka 3	Osaka		—	4,713	—	—	19	—	4,732	—	—	4,732	—	2017	(C)
De President II	Amsterdam		—	6,315	—	—	1,680	—	7,252	—	743	7,995	—	2017	(C)
Development Property -- N. Virginia	N. Virginia	(4)	—	16,200	—	573	29	—	16,200	—	602	16,802	—	2017	(C)
Development Property -- Portland	Portland	(4)	—	11,672	—	5,924	1,101	—	11,672	—	7,025	18,697	—	2017	(C)
Development Property -- Phoenix	Phoenix	(4)	—	12,500	—	—	—	—	12,500	—	—	12,500	—	2017	(C)
330 E. Cermak Road	Chicago		—	25,248	—	—	(2)	—	25,246	—	—	25,246	—	2017	(C)
Other			—	8,298		—	59,034	—	—	—	67,332	67,332	(8,774)
			$106,370	$1,151,175	$13,509	$9,084,318	$6,666,934	$(5,900)	$1,136,341	$11,150	$15,768,445	$16,915,936	$(3,238,227)

(1)	The balance shown excludes an unamortized premium of $241.

(2)	Represents properties acquired in the Telx Acquisition.

(3)	Represents properties acquired in the European Portfolio Acquisition.

(4)	Represents properties acquired in the DFT Merger.

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
NOTES TO SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2017
(In thousands)

(1) Tax Cost
The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $17.3 billion (unaudited) as of December 31, 2017.

(2) Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$11,558,469	$10,915,373	$9,982,612
Additions during period (acquisitions and improvements)	5,663,404	760,051	1,133,263
Deductions during period (dispositions, impairments and assets held for sale)	(305,937)	(116,955)	(200,502)
Balance, end of year	$16,915,936	$11,558,469	$10,915,373
The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$2,668,509	$2,251,268	$1,874,054
Additions during period (depreciation and amortization expense)	612,970	461,506	429,057
Deductions during period (dispositions and assets held for sale)	(43,252)	(44,265)	(51,843)
Balance, end of year	$3,238,227	$2,668,509	$2,251,268
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Our Management’s Reports on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 86 and 87.
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
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2017. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we completed an upgrade of our general ledger system. This system was used to produce information contained in this Annual Report on Form 10-K. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2017. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we completed an upgrade of our general ledger system. This system was used to produce information contained in this Annual Report on Form 10-K. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2017, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 9, 2017).

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

3.4
Sixteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

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

4.3
Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

4.4
Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K (File No. 001-32336) filed on January 29, 2010).

4.5
Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 8, 2011).

4.6
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

4.8
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

4.9
Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 25, 2013).

4.10
Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on April 4, 2013).

4.11
Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on March 21, 2014).

4.12
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

4.13
Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 23, 2015).

4.14
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

4.16
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

4.17
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

4.18
Indenture, dated as of April 15, 2016, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.625% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 19, 2016).

4.19
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

4.20
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

4.21
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

4.22
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

4.23
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

4.24
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

4.25
Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on September 13, 2017).

4.26
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19†
Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 9, 2016).

10.20†
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

10.22†
Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 6, 2015).

10.23†
Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.24†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.25†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.26†
Form of Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

10.27†	Form of Executive Time-Based Profits Interest Unit Agreement.

10.28†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2014).

10.29†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 7, 2014).

10.30†
Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.31†
Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Annual Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2016).

10.32†
Fourth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

10.33†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 24, 2014).

10.34†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.35†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 16, 2015).

10.36†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 16, 2015).

10.37†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Joshua A. Mills (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 10, 2017).

10.38†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.39*
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.40*
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

10.41†
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

10.42†
Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.39 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2017, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2017; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date: February 28, 2018
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

Signature	Title	Date

/S/ LAURENCE A. CHAPMAN	Chairman of the Board	February 28, 2018
Laurence A. Chapman

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Edward F. Sham

/S/ MICHAEL A. COKE	Director	February 28, 2018
Michael A. Coke

Signature	Title	Date
/S/ KEVIN J. KENNEDY	Director	February 28, 2018
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	February 28, 2018
William G. LaPerch

/s/ AFSHIN MOHEBBI	Director	February 28, 2018
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 28, 2018
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	February 28, 2018
Mary Hogan Preusse

/s/ JOHN T. ROBERTS, JR.	Director	February 28, 2018
John T. Roberts, Jr.

/s/ DENNIS E. SINGLETON	Director	February 28, 2018
Dennis E. Singleton

/S/ ROBERT H. ZERBST	Director	February 28, 2018
Robert H. Zerbst

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date: February 28, 2018

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

Signature	Title	Date

/S/ LAURENCE A. CHAPMAN	Chairman of the Board	February 28, 2018
Laurence A. Chapman

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Edward F. Sham

Signature	Title	Date
/S/ MICHAEL A. COKE	Director	February 28, 2018
Michael A. Coke

/S/ KEVIN J. KENNEDY	Director	February 28, 2018
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	February 28, 2018
William G. LaPerch

/s/ AFSHIN MOHEBBI	Director	February 28, 2018
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 28, 2018
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	February 28, 2018
Mary Hogan Preusse

/s/ JOHN T. ROBERTS, JR.	Director	February 28, 2018
John T. Roberts, Jr.

/s/ DENNIS E. SINGLETON	Director	February 28, 2018
Dennis E. Singleton

/S/ ROBERT H. ZERBST	Director	February 28, 2018
Robert H. Zerbst