Form 10-Q
period 2018-03-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2018-05-08
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at May 4, 2018
Common Stock, $.01 par value per share	205,952,755

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2018 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2018, Digital Realty Trust, Inc. owned an approximate 95.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2018, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,140,537	$1,136,341
Acquired ground leases	11,516	11,150
Buildings and improvements	15,645,624	15,215,405
Tenant improvements	563,735	553,040
Total investments in properties	17,361,412	16,915,936
Accumulated depreciation and amortization	(3,439,050)	(3,238,227)
Net investments in properties	13,922,362	13,677,709
Investments in unconsolidated joint ventures	167,564	163,477
Net investments in real estate	14,089,926	13,841,186
Cash and cash equivalents	22,370	51
Accounts and other receivables, net of allowance for doubtful accounts of $6,906 and $6,737 as of March 31, 2018 and December 31, 2017, respectively	309,328	276,347
Deferred rent	442,887	430,026
Acquired above-market leases, net	165,568	184,375
Goodwill	3,405,110	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,928,566	2,998,806
Restricted cash	7,330	13,130
Assets held for sale	41,707	139,538
Other assets	169,125	131,291
Total assets	$21,581,917	$21,404,345
LIABILITIES AND EQUITY
Global revolving credit facility, net	$952,121	$550,946
Unsecured term loan, net	1,428,498	1,420,333
Unsecured senior notes, net	6,660,727	6,570,757
Mortgage loans, including premiums, net	106,366	106,582
Accounts payable and other accrued liabilities	1,012,490	980,218
Accrued dividends and distributions	—	199,761
Acquired below-market leases, net	225,674	249,465
Security deposits and prepaid rents	207,859	217,898
Obligations associated with assets held for sale	1,767	5,033
Total liabilities	10,595,502	10,300,993

Redeemable noncontrolling interests – operating partnership	49,871	53,902
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 50,650,000 and 50,650,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,249,560	1,249,560
Common Stock: $0.01 par value per share, 315,000,000 shares authorized, 205,874,914 and 205,470,300 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,045	2,044
Additional paid-in capital	11,283,489	11,261,461
Accumulated dividends in excess of earnings	(2,177,269)	(2,055,552)
Accumulated other comprehensive loss, net	(103,974)	(108,432)
Total stockholders’ equity	10,253,851	10,349,081
Noncontrolling Interests:
Noncontrolling interests in operating partnership	680,400	698,126
Noncontrolling interests in consolidated joint ventures	2,293	2,243
Total noncontrolling interests	682,693	700,369
Total equity	10,936,544	11,049,450
Total liabilities and equity	$21,581,917	$21,404,345
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating Revenues:
Rental and other services	$592,298	$461,351
Tenant reimbursements	150,079	87,288
Fee income	1,133	1,895
Other	858	35
Total operating revenues	744,368	550,569
Operating Expenses:
Rental property operating and maintenance	225,640	169,339
Property taxes	35,263	26,919
Insurance	3,731	2,592
Depreciation and amortization	294,789	176,466
General and administrative	36,523	34,647
Transactions and integration	4,178	3,323
Other	431	—
Total operating expenses	600,555	413,286
Operating income	143,813	137,283
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	7,410	5,324
Gain (loss) on sale of properties	39,273	(522)
Interest and other (expense) income	(42)	151
Interest expense	(76,985)	(55,450)
Tax expense	(3,374)	(2,223)
Net income	110,095	84,563
Net income attributable to noncontrolling interests	(3,468)	(1,025)
Net income attributable to Digital Realty Trust, Inc.	106,627	83,538
Preferred stock dividends	(20,329)	(17,393)
Net income available to common stockholders	$86,298	$66,145
Net income per share available to common stockholders:
Basic	$0.42	$0.42
Diluted	$0.42	$0.41
Weighted average common shares outstanding:
Basic	205,714,173	159,297,027
Diluted	206,507,476	160,421,655
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$110,095	$84,563
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,743)	16,578
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	8,616	(4,364)
Reclassification to interest expense from interest rate swaps	(235)	1,030
Comprehensive income	114,733	97,807
Comprehensive income attributable to noncontrolling interests	(3,648)	(1,204)
Comprehensive income attributable to Digital Realty Trust, Inc.	$111,085	$96,603
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	168,367	2	15,199	—	—	15,201	(15,201)	—	(15,201)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	251,187	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(12)	—	—	(12)	—	—	—	(12)
Shares issued under employee stock purchase plan	—	—	31,893	—	2,509	—	—	2,509	—	—	—	2,509
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(4,717)	—	—	(4,718)	—	—	—	(4,718)
Amortization of share-based compensation	—	—	—	—	7,515	—	—	7,515	—	—	—	7,515
Reclassification of vested share-based awards	—	—	—	—	(2,497)	—	—	(2,497)	2,497	—	2,497	—
Adjustment to redeemable noncontrolling interests—operating partnership	(4,031)	—	—	—	4,031	—	—	4,031	—	—	—	4,031
Dividends declared on preferred stock	—	—	—	—	—	(20,329)	—	(20,329)	—	—	—	(20,329)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(208,015)	—	(208,015)	(8,682)	—	(8,682)	(216,697)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	62	62	62
Net income	—	—	—	—	—	106,627	—	106,627	3,480	(12)	3,468	110,095
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(3,598)	(3,598)	(145)	—	(145)	(3,743)
Other comprehensive income—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	8,282	8,282	334	—	334	8,616
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(226)	(226)	(9)	—	(9)	(235)
Balance as of March 31, 2018	$49,871	$1,249,560	205,874,914	$2,045	$11,283,489	$(2,177,269)	$(103,974)	$10,253,851	$680,400	$2,293	$682,693	$10,936,544
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$110,095	$84,563
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of properties	(39,273)	522
Equity in earnings of unconsolidated joint ventures	(7,410)	(5,324)
Distributions from unconsolidated joint ventures	5,270	4,448
Write-off of net assets due to early lease terminations	431	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	186,431	131,807
Amortization of acquired in-place lease value and deferred leasing costs	108,358	44,659
Amortization of share-based compensation	5,872	4,064
Non-cash amortization of terminated swaps	301	301
Recovery of doubtful accounts	(494)	(1,310)
Amortization of deferred financing costs	3,060	2,443
Amortization of debt discount/premium	851	674
Amortization of acquired above-market leases and acquired below-market leases, net	6,660	(2,026)
Changes in assets and liabilities:
Accounts and other receivables	(30,250)	9,455
Deferred rent	(10,454)	(4,033)
Deferred leasing costs	(4,613)	(1,898)
Other assets	(1,750)	(13,040)
Accounts payable and other accrued liabilities	(83,206)	(38,421)
Security deposits and prepaid rents	(12,889)	2,182
Net cash provided by operating activities	236,990	219,066
Cash flows from investing activities:
Acquisitions of real estate	—	(13,585)
Proceeds from sale of properties, net of sales costs	137,175	—
Excess proceeds from forward contracts	—	51,308
Investments in unconsolidated joint ventures	(81)	(5,749)
Prepaid construction costs and other investments	(26,602)	—
Improvements to investments in real estate	(289,840)	(254,359)
Improvement advances to tenants	(11,627)	(5,073)
Collection of improvement advances to tenants	13,691	11,890
Net cash used in investing activities	(177,284)	(215,568)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Borrowings on global revolving credit facility	$579,685	$715,524
Repayments on global revolving credit facility	(183,467)	(358,219)
Repayments on unsecured notes	—	(50,000)
Principal payments on mortgage loans	(192)	(132)
Payment of loan fees and costs	(294)	(144)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	62	(146)
Taxes paid related to net settlement of stock-based compensation awards	(4,718)	—
Proceeds from common and preferred stock offerings, net	(12)	118
Proceeds from equity plans	2,509	2,606
Payment of dividends to preferred stockholders	(20,329)	(17,393)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(416,458)	(295,105)
Net cash used in financing activities	(43,214)	(2,891)
Net increase in cash, cash equivalents and restricted cash	16,492	607
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	2,754
Cash, cash equivalents and restricted cash at beginning of period	13,181	22,036
Cash, cash equivalents and restricted cash at end of period	$29,700	$25,397

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$78,728	$53,819
Cash paid for income taxes	4,272	3,569
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(3,743)	$16,578
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	8,616	(4,364)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	—	2,162
Noncontrolling interests in operating partnership converted to shares of common stock	15,201	2,744
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	177,812	138,162
Addition to leasehold improvements pursuant to capital lease obligation	73,873	—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,140,537	$1,136,341
Acquired ground leases	11,516	11,150
Buildings and improvements	15,645,624	15,215,405
Tenant improvements	563,735	553,040
Total investments in properties	17,361,412	16,915,936
Accumulated depreciation and amortization	(3,439,050)	(3,238,227)
Net investments in properties	13,922,362	13,677,709
Investments in unconsolidated joint ventures	167,564	163,477
Net investments in real estate	14,089,926	13,841,186
Cash and cash equivalents	22,370	51
Accounts and other receivables, net of allowance for doubtful accounts of $6,906 and $6,737 as of March 31, 2018 and December 31, 2017, respectively	309,328	276,347
Deferred rent	442,887	430,026
Acquired above-market leases, net	165,568	184,375
Goodwill	3,405,110	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,928,566	2,998,806
Restricted cash	7,330	13,130
Assets held for sale	41,707	139,538
Other assets	169,125	131,291
Total assets	$21,581,917	$21,404,345
LIABILITIES AND CAPITAL
Global revolving credit facility, net	$952,121	$550,946
Unsecured term loan, net	1,428,498	1,420,333
Unsecured senior notes, net	6,660,727	6,570,757
Mortgage loans, including premiums, net	106,366	106,582
Accounts payable and other accrued liabilities	1,012,490	980,218
Accrued dividends and distributions	—	199,761
Acquired below-market leases, net	225,674	249,465
Security deposits and prepaid rents	207,859	217,898
Obligations associated with assets held for sale	1,767	5,033
Total liabilities	10,595,502	10,300,993
Redeemable limited partner common units	49,871	53,902
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 50,650,000 and 50,650,000 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,249,560	1,249,560
Common units, 205,874,914 and 205,470,300 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	9,108,265	9,207,953
Limited Partners, 8,736,488 and 8,489,095 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	684,673	702,579
Accumulated other comprehensive loss	(108,247)	(112,885)
Total partners’ capital	10,934,251	11,047,207
Noncontrolling interests in consolidated joint ventures	2,293	2,243
Total capital	10,936,544	11,049,450
Total liabilities and capital	$21,581,917	$21,404,345
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
Operating Revenues:
Rental and other services	$592,298	$461,351
Tenant reimbursements	150,079	87,288
Fee income	1,133	1,895
Other	858	35
Total operating revenues	744,368	550,569
Operating Expenses:
Rental property operating and maintenance	225,640	169,339
Property taxes	35,263	26,919
Insurance	3,731	2,592
Depreciation and amortization	294,789	176,466
General and administrative	36,523	34,647
Transactions and integration	4,178	3,323
Other	431	—
Total operating expenses	600,555	413,286
Operating income	143,813	137,283
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	7,410	5,324
Gain (loss) on sale of properties	39,273	(522)
Interest and other (expense) income	(42)	151
Interest expense	(76,985)	(55,450)
Tax expense	(3,374)	(2,223)
Net income	110,095	84,563
Net (loss) income attributable to noncontrolling interests in consolidated joint ventures	12	(121)
Net income attributable to Digital Realty Trust, L.P.	110,107	84,442
Preferred units distributions	(20,329)	(17,393)
Net income available to common unitholders	$89,778	$67,049
Net income per unit available to common unitholders:
Basic	$0.42	$0.42
Diluted	$0.42	$0.41
Weighted average common units outstanding:
Basic	214,009,460	161,474,901
Diluted	214,802,763	162,599,529
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$110,095	$84,563
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,743)	16,578
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	8,616	(4,364)
Reclassification to interest expense from interest rate swaps	(235)	1,030
Comprehensive income	$114,733	$97,807
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	12	(121)
Comprehensive income attributable to Digital Realty Trust, L.P.	$114,745	$97,686
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	168,367	15,201	(168,367)	(15,201)	—	—	—
Issuance of unvested restricted common units	—	—	—	251,187	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	—	(12)	—	—	—	—	(12)
Issuance of common units, net of forfeitures	—	—	—	—	—	415,760	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	31,893	2,509	—	—	—	—	2,509
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(4,718)	—	—	—	—	(4,718)
Amortization of share-based compensation	—	—	—	—	7,515	—	—	—	—	7,515
Reclassification of vested share-based awards	—	—	—	—	(2,497)	—	2,497	—	—	—
Adjustment to redeemable partnership units	(4,031)	—	—	—	4,031	—	—	—	—	4,031
Distributions	—	—	(20,329)	—	(208,015)	—	(8,682)	—	—	(237,026)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	62	62
Net income	—	—	20,329	—	86,298	—	3,480	—	(12)	110,095
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(3,743)	—	(3,743)
Other comprehensive income—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	—	8,616	—	8,616
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(235)	—	(235)
Balance as of March 31, 2018	$49,871	50,650,000	$1,249,560	205,874,914	$9,108,265	8,736,488	$684,673	$(108,247)	$2,293	$10,936,544

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$110,095	$84,563
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(39,273)	522
Equity in earnings of unconsolidated joint ventures	(7,410)	(5,324)
Distributions from unconsolidated joint ventures	5,270	4,448
Write-off of net assets due to early lease terminations	431	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	186,431	131,807
Amortization of debt discount/premium	851	674
Amortization of acquired in-place lease value and deferred leasing costs	108,358	44,659
Amortization of share-based compensation	5,872	4,064
Non-cash amortization of terminated swaps	301	301
Recovery of doubtful accounts	(494)	(1,310)
Amortization of deferred financing costs	3,060	2,443
Amortization of acquired above-market leases and acquired below-market leases, net	6,660	(2,026)
Changes in assets and liabilities:
Accounts and other receivables	(30,250)	9,455
Deferred rent	(10,454)	(4,033)
Deferred leasing costs	(4,613)	(1,898)
Other assets	(1,750)	(13,040)
Accounts payable and other accrued liabilities	(83,206)	(38,421)
Security deposits and prepaid rents	(12,889)	2,182
Net cash provided by operating activities	236,990	219,066
Cash flows from investing activities:
Acquisitions of real estate	—	(13,585)
Proceeds from sale of properties, net of sales costs	137,175	—
Excess proceeds from forward contracts	—	51,308
Investments in unconsolidated joint ventures	(81)	(5,749)
Prepaid construction costs and other investments	(26,602)	—
Improvements to investments in real estate	(289,840)	(254,359)
Improvement advances to tenants	(11,627)	(5,073)
Collection of improvement advances to tenants	13,691	11,890
Net cash used in investing activities	(177,284)	(215,568)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Borrowings on global revolving credit facility	$579,685	$715,524
Repayments on global revolving credit facility	(183,467)	(358,219)
Repayments on unsecured notes	—	(50,000)
Borrowings on mortgage loans	(192)	(132)
Payment of loan fees and costs	(294)	(144)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	62	(146)
Taxes paid related to net settlement of stock-based compensation awards	(4,718)	—
General partner contributions, net	2,497	2,724
Payment of distributions to preferred unitholders	(20,329)	(17,393)
Payment of distributions to common unitholders	(416,458)	(295,105)
Net cash used in financing activities	(43,214)	(2,891)
Net increase in cash, cash equivalents and restricted cash	16,492	607
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	2,754
Cash, cash equivalents and restricted cash at beginning of period	13,181	22,036
Cash, cash equivalents and restricted cash at end of period	$29,700	$25,397

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$78,728	$53,819
Cash paid for income taxes	4,272	3,569
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(3,743)	$16,578
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	8,616	(4,364)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	—	2,162
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	177,812	138,162
Addition to leasehold improvements pursuant to capital lease obligation	73,873	—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and 2017

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of March 31, 2018 and December 31, 2017 is as follows:

	Data Centers
	As of March 31, 2018				As of December 31, 2017
Region	Operating	Held for Sale	Unconsolidated Joint Ventures	Total	Operating	Held for Sale	Unconsolidated Joint Ventures	Total
United States	133	4	14	151	131	7	14	152
Europe	37	—	—	37	38	—	—	38
Asia	3	—	4	7	3	—	4	7
Australia	5	—	—	5	5	—	—	5
Canada	3	—	—	3	3	—	—	3
Total	181	4	18	203	180	7	18	205

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe and the Hong Kong, Melbourne, Osaka, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway facilities and office and other non-data center space.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2018, Digital Realty Trust, Inc. owns a 95.9% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2017, Digital Realty Trust, Inc. owned a 96.0% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

2. Summary of Significant Accounting Policies
(a) Principles of Consolidation and Basis of Presentation
The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.
The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.
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

The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generally generates the capital required by the Company’s business primarily through the Operating Partnership’s operations, by the Operating Partnership’s or its affiliates' direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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
March 31, 2018 and 2017

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	"Debt of the Company" and "Debt of the Operating Partnership";

•	"Income per Share" and "Income per Unit"; and

•	"Equity and Accumulated Other Comprehensive Loss, Net of the Company" and "Capital and Accumulated Other Comprehensive Loss of the Operating Partnership".
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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2018, cash equivalents consist of investments in money market instruments.
(c) Investments in Unconsolidated Joint Ventures
The Company’s investments in unconsolidated joint ventures are accounted for using the equity method, whereby our investment is increased for capital contributed and our share of the joint venture's net income and decreased by distributions we receive and our share of any losses of the joint ventures. We do not record losses of the joint ventures in excess of our investment balances unless we are liable for the obligations of the joint venture or are otherwise committed to provide financial support to the joint venture. Likewise, and as long as we have no explicit or implicit obligations to the joint venture, we will suspend equity method accounting to the extent that cash distributions exceed our investment balances until those unrecorded earnings exceed the excess distributions previously recognized in income. In this case, we will apply cost accounting concepts which tie income recognition to the receipt of cash.  Cost basis accounting concepts will apply until earnings exceed the excess distributions previously recognized in income.
We amortize the difference between the cost of our investments in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three months ended March 31, 2018 and 2017, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

During the three months ended March 31, 2018 and 2017, we capitalized interest of approximately $7.4 million and $4.6 million, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $18.3 million and $18.7 million during the three months ended March 31, 2018 and 2017, respectively. In addition to capitalized cash compensation, approximately $2.3 million and $3.2 million of capitalized costs primarily related to external leasing commissions are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, respectively.
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

The following is a summary of goodwill activity for the three months ended March 31, 2018 (in thousands):

	Balance as of December 31, 2017	Impact of Change in Foreign Exchange Rates	Balance as of March 31, 2018
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$330,845
European Portfolio Acquisition	466,604	15,515	482,119
DuPont Fabros Technology Merger	2,592,146	—	2,592,146
Total	$3,389,595	$15,515	$3,405,110
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
March 31, 2018 and 2017

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
(h) Derivative Instruments

Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures and are not used for trading or speculative purposes. As part of the Company’s risk management program, a variety of financial instruments, such as interest rate swaps and foreign exchange contracts, may be used to mitigate interest rate exposure and foreign currency exposure. The Company recognizes all derivative instruments in the balance sheet at fair value.

Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity as a component of accumulated other comprehensive income (loss), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it represents a fair value, cash flow, or net investment hedge. Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income (loss) would be recognized in earnings. Changes in the fair value of derivatives that are designated and qualify as a hedge of the net investment in foreign operations, to the extent they are included in the assessment of effectiveness, are reported in other comprehensive income (loss) and are deferred until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness for cash flow and fair value hedges are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Gains and losses representing components excluded from the assessment of effectiveness for net investment hedges are recognized in earnings on a straight-line basis over the term of the hedge.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.
See Note 14 for further discussion on derivative instruments.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

(i) Income Taxes
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2018 and December 31, 2017, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three months ended March 31, 2018 and 2017, we had no such interest or penalties. The tax year 2014 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
See Note 10 for further discussion on income taxes.

(j) Presentation of Transactional-based Taxes
We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(k) Redeemable Noncontrolling Interests

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
(l) Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the quarter ended March 31, 2018.

Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying condensed consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs under our leases are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below-market tenant leases as a reduction of rental revenue in the case of above-market leases or an increase to rental revenue in the case of below-market leases.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

Interconnection services are included in rental and other services on the condensed consolidated income statements and are generally provided on a month-to-month, one-year or multi-year term. Interconnection services include port and cross-connect services. Port services are typically sold on a one-year or multi-year term and revenue is recognized on a recurring monthly basis (straight-line). The Company bills customers on a monthly basis and recognizes the revenue over the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed. Interconnection services that are not specific to a particular space are accounted for under Topic 606 and have terms that are generally one year or less.

Occasionally, customers engage the Company for certain services. The nature of these services historically involves property management and construction management. The proper revenue recognition of these services can be different, depending on whether the arrangements are service revenue or contractor type revenue.

Service revenues are typically recognized on an equal monthly basis based on the minimum fee to be earned. The monthly amounts could be adjusted depending on if certain performance milestones are met.

Fee income arises primarily from contractual management agreements with entities in which we have a noncontrolling interest. The management fees are recognized as earned under the respective agreements. Management and other fee income related to partially owned noncontrolled entities are recognized to the extent attributable to the unaffiliated interest.

We make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net revenue because a higher bad debt allowance would result in lower net revenue, and recognizing rental revenue as earned in one period versus another would result in higher or lower net revenue for a particular period.

(m) Transaction and Integration Expense
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

(n) Gains on Sale of Properties

As of January 1, 2018, we began accounting for the sale of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to noncustomers with no performance obligations subsequent to transfer of ownership. During the three months ended March 31, 2018, the Company sold real estate properties for gross proceeds of $139.3 million, and a recorded net gain of $39.4 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

(o) Management’s Estimates
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
(p) Segment and Geographic Information
All of our properties generate similar revenues and expenses related to tenant rent and services and reimbursements and operating expenses. The sale and delivery of our products is consistent across all properties and although services are provided to a wide range of customers, the types of real estate services provided to them are standardized throughout the portfolio. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. In addition, the chief operating decision makers evaluate operating performance and make resource allocation decisions for the portfolio as a whole, rather than by property type or revenue stream. Consequently, our properties qualify for aggregation into one reporting segment.
Operating revenues from properties in the United States were $603.5 million and $429.1 million and outside the United States were $140.9 million and $121.4 million for the three months ended March 31, 2018 and 2017, respectively. We had investments in real estate located in the United States of $10.6 billion and $10.5 billion, and outside the United States of $3.3 billion and $3.1 billion, as of March 31, 2018 and December 31, 2017, respectively.
Operating revenues from properties located in the United Kingdom were $75.2 million and $65.2 million, or 10.1% and 11.8% of total operating revenues, for the three months ended March 31, 2018 and 2017, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.8 billion and $1.7 billion, or 12.8% and 12.1% of total long-lived assets, as of March 31, 2018 and December 31, 2017, respectively. No other foreign country comprised more than 10% of total long-lived assets as of March 31, 2018 and December 31, 2017.

(q) New Accounting Pronouncements
New Accounting Standards Adopted

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The new standard amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification, or ASC, 815. As permitted by ASU 2017-12, the Company early adopted this standard in the first quarter of 2018 on a prospective basis. Refer to Note 2(h), Derivative Instruments, for our policy related to the adoption of this standard.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The principal effect of ASU 2016-01 on our condensed consolidated financial statements is that, prior to adoption of ASU 2016-01, changes in the fair values of investments in equity securities with readily determinable fair values or redemption values were recognized in other comprehensive income until realized, while under ASU 2016-01 all changes in the fair values of these equity securities are recognized in current earnings. The update is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. We adopted this standard in the first quarter of 2018 and the adoption did not have a material impact on our condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities may elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective transition method and applied Topic 606 to those contracts that were not completed as of January 1, 2018. The results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented under Topic 605. Our financial statements did not recognize a material effect from the cumulative impact of adopting Topic 606 as the new accounting standard does not impact lessor accounting. Refer to Note 2(l), Revenue Recognition, for the updated policy related to the adoption of this standard.
New Accounting Standards Issued but not yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.
ASU 2016-02 is expected to impact the Company’s consolidated financial statements for leases where the Company is a lessee, primarily for the Company’s data center operating leases, ground leases and administrative office leases, and the Company will be required to record a lease liability and a right of use asset on its condensed consolidated balance sheet at fair value upon adoption. ASU 2016-02 also limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase in expenses, though the amount of such change is highly dependent upon the leasing compensation structures in place at the time of adoption.
ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The new leasing standard requires modified retrospective transition. In March 2018, the FASB affirmed a proposed ASU that would allow entities to elect a simplified transition approach which would require applying the provisions of the new guidance at the effective date as opposed to the earliest period presented under the modified retrospective approach.
A set of practical expedients for implementation, which must be elected as a package and for all leases, may also be elected. These practical expedients include relief from re-assessing lease classification at the adoption date for expired or existing leases, although a right-of-use asset and lease liability would still be recorded for such leases. In March 2018, the FASB affirmed a proposed ASU that would include creating a practical expedient that would provide lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component.
We will be subject to the requirements of Topic 842 as both a lessor and a lessee. We are currently assessing the method of adoption and the impact that ASU 2016-02, and any subsequent amendments, will have on our consolidated financial statements.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

3. Investments in Real Estate
Acquisitions
We had no acquisitions during the three months ended March 31, 2018.

Held for Sale
As of March 31, 2018, we have identified four properties that met the criteria to be classified as held for sale. As of March 31, 2018, the four properties had an aggregate carrying value of $41.7 million within total assets and $1.8 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet, respectively. As of December 31, 2017, we had identified eight properties that met the criteria to be classified as held for sale. As of December 31, 2017, the eight properties had an aggregate carrying value of $139.5 million within total assets and $5.0 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet, respectively. The properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.
Dispositions

We sold the following real estate properties during the three months ended March 31, 2018:

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain (loss) on sale (in millions)
200 Quannapowitt Parkway	Boston	January 25, 2018	$15.0	$(0.4)
34551 Ardenwood Boulevard	Silicon Valley	February 9, 2018	73.3	25.3
3065 Gold Camp Drive	Sacramento	March 14, 2018	14.2	5.4
11085 Sun Center Drive	Sacramento	March 14, 2018	36.8	9.1
			$139.3	$39.4

On April 19, 2018, the Company closed on the sale of a three-property portfolio in Austin, Texas for approximately $48.0 million. The Company expects to recognize a gain on the sale of approximately $12 million in the second quarter of 2018. The properties were classified as held for sale as of March 31, 2018.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

4. Investments in Unconsolidated Joint Ventures
As of March 31, 2018, our investments in unconsolidated joint ventures consist of effective 50% interests in four joint ventures that own data center buildings in Seattle, Hong Kong, Tokyo and Osaka, 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR), and a 17% interest in a joint venture that owns a data center property in Silicon Valley. The Osaka/Tokyo joint venture was formed on November 1, 2017.
The following tables present summarized financial information for our joint ventures as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 (unaudited, in thousands):

	As of March 31, 2018					Three Months Ended March 31, 2018
2018	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$1,053,058	$1,361,412	$726,234	$846,918	$514,494	$51,731	$(18,419)	$33,312	$15,334
Our investment in and share of equity in earnings of unconsolidated joint ventures					$167,564				$7,410

	As of December 31, 2017					Three Months Ended March 31, 2017
2017	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$1,061,950	$1,375,006	$712,690	$869,879	$505,127	$35,062	$(10,391)	$24,671	$11,286
Our investment in and share of equity in earnings of unconsolidated joint ventures					$163,477				$5,324

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
March 31, 2018 and 2017

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2018 and December 31, 2017.

	Balance as of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$1,478,934	$1,473,515
Accumulated amortization	(666,047)	(613,948)
Net	$812,887	$859,567
Tenant relationship value:
Gross amount	$1,987,017	$1,978,277
Accumulated amortization	(201,688)	(169,919)
Net	$1,785,329	$1,808,358
Acquired above-market leases:
Gross amount	$285,963	$294,514
Accumulated amortization	(120,395)	(110,139)
Net	$165,568	$184,375
Acquired below-market leases:
Gross amount	$451,440	$469,119
Accumulated amortization	(225,766)	(219,654)
Net	$225,674	$249,465
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a change in rental revenues of $(6.9) million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 8.6 years and 3.5 years, respectively, as of March 31, 2018. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing April 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$(31,936)
2019	(15,513)
2020	(3,145)
2021	2,108
2022	9,118
Thereafter	99,474
Total	$60,106

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $57.0 million and $14.2 million for the three months ended March 31, 2018 and 2017, respectively. The expected average amortization period for acquired in-place lease value is 6.4 years as of March 31, 2018. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 6.1 years as of March 31, 2018. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing April 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$153,591
2019	148,067
2020	112,195
2021	87,579
2022	65,627
Thereafter	245,828
Total	$812,887

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $31.0 million and $17.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the weighted average remaining contractual life for tenant relationship value was 15.0 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing April 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$110,349
2019	142,181
2020	141,799
2021	141,799
2022	141,799
Thereafter	1,107,402
Total	$1,785,329

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes) and 3.700% notes due 2027 (2027 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, an indirect, wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes) and 3.300% notes due 2029 (2029 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2018		Maturity Date	Principal Outstanding at March 31, 2018		Principal Outstanding at December 31, 2017
Global revolving credit facility	Various	(1)	Jan 15, 2020	$958,480	(2)	$558,191	(2)
Deferred financing costs, net				(6,359)		(7,245)
Global revolving credit facility, net				952,121		550,946
Unsecured Term Loans
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,132,931	(5)	1,125,117	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	300,000	(5)
Deferred financing costs, net				(4,433)		(4,784)
Unsecured term loan, net				1,428,498		1,420,333
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019	154,050	(6)	150,063	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023	350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023	420,450	(7)	405,390	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024	739,440	(6)	720,300	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024	350,375	(7)	337,825	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025	560,600	(7)	540,520	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
3.700% notes due 2027	3.700%		Aug 15, 2027	1,000,000		1,000,000
3.300% notes due 2029	3.300%		Jul 19, 2029	490,525	(7)	472,955	(7)
Unamortized discounts				(17,978)		(18,508)
Total senior notes, net of discount				6,697,462		6,608,545
Deferred financing costs, net				(36,735)		(37,788)
Total unsecured senior notes, net of discount and deferred financing costs				6,660,727		6,570,757

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

Indebtedness	Interest Rate at March 31, 2018		Maturity Date	Principal Outstanding March 31, 2018	Principal Outstanding December 31, 2017
Mortgage loans:
731 East Trade Street	8.22%		Jul 1, 2020	$2,178	$2,370
Secured note due 2023	LIBOR + 1.100%	(4)	Mar 1, 2023	104,000	104,000
Unamortized net premiums				217	241
Total mortgage loans, including premiums				106,395	106,611
Deferred financing costs, net				(29)	(29)
Total mortgage loans, including premiums and net of deferred financing costs				106,366	106,582
Total indebtedness				$9,147,712	$8,648,618
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

(2)	Balances as of March 31, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2018		Weighted-average interest rate	Balance as of December 31, 2017		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$745,000		2.78%	$400,000		2.48%
British pound sterling (£)	14,015	(c)	1.51%	18,918	(d)	1.50%
Euro (€)	38,204	(c)	0.62%	31,213	(d)	0.62%
Australian dollar (AUD)	11,672	(c)	2.77%	—		—%
Hong Kong dollar (HKD)	4,829	(c)	1.84%	4,100	(d)	2.20%
Japanese yen (JPY)	90,985	(c)	0.92%	65,890	(d)	0.96%
Canadian dollar (CAD)	38,775	(c)	2.60%	23,070	(d)	2.36%
Total	$943,480		2.48%	$543,191		2.15%
Base Rate Borrowing (b)
U.S. dollar ($)	$15,000		4.75%	$15,000		4.50%
Total borrowings	$958,480		2.52%	$558,191		2.21%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate.

(c)	Based on exchange rates of $1.40 to £1.00, $1.23 to €1.00, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.78 to 1.00 CAD, respectively, as of March 31, 2018.

(d)	Based on exchange rates of $1.35 to £1.00, $1.20 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.80 to 1.00 CAD, respectively, as of December 31, 2017.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar, British pound sterling and Canadian dollar tranches of the unsecured term loans and the secured note due 2023. See Note 14 "Derivative Instruments" for further information.

(5)	Balances as of March 31, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2018		Weighted-average interest rate		Balance as of December 31, 2017		Weighted-average interest rate
U.S. dollar ($)	$606,911		3.08%	(b)	$606,911		2.78%	(d)
British pound sterling (£)	237,519	(a)	1.60%	(b)	229,011	(c)	1.59%	(d)
Singapore dollar (SGD)	238,129	(a)	2.21%		233,788	(c)	2.17%
Australian dollar (AUD)	176,847	(a)	2.88%		179,841	(c)	2.79%
Hong Kong dollar (HKD)	85,001	(a)	1.85%		85,762	(c)	2.20%
Canadian dollar (CAD)	76,387	(a)	2.70%	(b)	78,357	(c)	2.44%	(d)
Japanese yen (JPY)	12,137	(a)	1.02%		11,447	(c)	1.05%
Total	$1,432,931		2.55%	(b)	$1,425,117		2.42%	(d)

(a)	Based on exchange rates of $1.40 to £1.00, $0.76 to 1.00 SGD, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD, $0.78 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of March 31, 2018.

(b)
As of March 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.41% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $1.35 to £1.00, $0.75 to 1.00 SGD, $0.78 to 1.00 AUD,$0.13 to 1.00 HKD, $0.80 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2017.

(d)	As of December 31, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.41% (Total).

(6)	Based on exchange rates of $1.23 to €1.00 as of March 31, 2018 and $1.20 to €1.00 as of December 31, 2017.

(7)	Based on exchange rates of $1.40 to £1.00 as of March 31, 2018 and $1.35 to £1.00 as of December 31, 2017.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that enables us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of March 31, 2018, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.75% (USD) which is based on the U.S. Prime Rate. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2018, approximately $22.9 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of March 31, 2018, we were in compliance with all of such covenants.
Unsecured Term Loans

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at March 31, 2018, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of March 31, 2018, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

The table below summarizes our debt maturities and principal payments as of March 31, 2018 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loans	Unsecured Senior Notes	Mortgage Loans	Total Debt
Remainder of 2018	$—	$—	$—	$401	$401
2019	—	—	154,050	644	154,694
2020	958,480	—	1,000,000	1,133	1,959,613
2021	—	1,132,931	400,000	—	1,532,931
2022	—	—	800,000	—	800,000
Thereafter	—	300,000	4,361,390	104,000	4,765,390
Subtotal	$958,480	$1,432,931	$6,715,440	$106,178	$9,213,029
Unamortized discount	—	—	(17,978)	—	(17,978)
Unamortized premium	—	—	—	217	217
Total	$958,480	$1,432,931	$6,697,462	$106,395	$9,195,268

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income available to common stockholders	$86,298	$66,145
Weighted average shares outstanding—basic	205,714,173	159,297,027
Potentially dilutive common shares:
Stock options	—	4
Unvested incentive units	302,016	237,336
Forward equity offering	—	283,388
Market performance-based awards	491,287	603,900
Weighted average shares outstanding—diluted	206,507,476	160,421,655
Income per share:
Basic	$0.42	$0.42
Diluted	$0.42	$0.41
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2018	2017
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	8,295,287	2,177,874
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,967,430	—
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	—	1,783,083
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,439,505	2,438,074
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,574,840	3,572,744
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,442,359	2,440,928
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,948,598	—
Total	20,668,019	12,412,703

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2018	2017
Net income available to common unitholders	$89,778	$67,049
Weighted average units outstanding—basic	214,009,460	161,474,901
Potentially dilutive common units:
Stock options	—	4
Unvested incentive units	302,016	237,336
Forward equity offering	—	283,388
Market performance-based awards	491,287	603,900
Weighted average units outstanding—diluted	214,802,763	162,599,529
Income per unit:
Basic	$0.42	$0.42
Diluted	$0.42	$0.41
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2018	2017
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,967,430	—
Potentially dilutive Series F Cumulative Redeemable Preferred Units	—	1,783,083
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,439,505	2,438,074
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,574,840	3,572,744
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,442,359	2,440,928
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,948,598	—
Total	12,372,732	10,234,829

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2018. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2018 and 2017.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, we had deferred tax liabilities net of deferred tax assets of approximately $172.3 million and $167.0 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European portfolio acquisition in July 2016. The valuation allowance against the deferred tax assets at March 31, 2018 and December 31, 2017 relate primarily to net operating loss carryforwards attributable to certain foreign jurisdictions and from the acquisition of Telx, that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of March 31, 2018 and December 31, 2017.

The federal tax legislation enacted on December 22, 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), reduced the corporate federal tax rate in the U.S. to 21%, effective upon January 1, 2018. As such, deferred tax assets and liabilities are remeasured using the lower corporate federal tax rate at December 31, 2017. While we do not expect other material impacts, the new tax rules are complex and lack developed administrative guidance. We continue to work with our tax advisors to analyze and determine the full impact that the 2017 Tax Legislation as a whole will have on us.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

11. Equity and Accumulated Other Comprehensive Loss, Net

(a) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	205,874,914	95.9%	205,470,300	96.0%
Noncontrolling interests consist of:
Common units held by third parties	6,730,727	3.2%	6,899,094	3.2%
Incentive units held by employees and directors (see Note 14)	2,005,761	0.9%	1,590,001	0.8%
	214,611,402	100.0%	213,959,395	100.0%
Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, Digital Realty Trust, Inc. evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common units and incentive units of the Operating Partnership met the criteria to be classified within equity, except for certain common units issued to certain former unitholders in DuPont Fabros Technology, L.P. ("DFT Operating Partnership") in the DuPont Fabros Technology merger ("DFT Merger"), which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

In connection with the initial public offering of DuPont Fabros Technology, Inc. ("DFT") in 2007, DFT, the DFT Operating Partnership and certain DFT Operating Partnership unitholders entered into a tax protection agreement to assist such unitholders in deferring certain U.S. federal income tax liabilities that may have otherwise resulted from the contribution transactions undertaken in connection with the initial public offering and the ownership of interests in the DFT Operating Partnership and to set forth certain agreements with respect to other tax matters. In connection with the DFT Merger, certain DFT Operating Partnership unitholders entered into a new tax protection agreement with Digital Realty Trust, Inc. and the Operating Partnership that replaced and superseded the DFT tax protection agreement, effective as of the closing of the DFT Merger. Pursuant to the new tax protection agreement, such DFT Operating Partnership unitholders entered into a guarantee of certain debt of a subsidiary of the Operating Partnership. The Operating Partnership must offer such DFT Operating Partnership unitholders a new guarantee opportunity in the event any guaranteed debt is repaid prior to March 1, 2023. If the Operating Partnership fails to offer the guarantee opportunity or to allocate guaranteed debt to any such DFT Operating Partnership unitholder as required under the new tax protection agreement, the Operating Partnership generally would be required to indemnify each such DFT Operating Partnership unitholder for the tax liability resulting from such failure, as determined under the new tax protection agreement.
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $889.0 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2018 and December 31, 2017, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2018:

	Common Units	Incentive Units	Total
As of December 31, 2017	6,899,094	1,590,001	8,489,095
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(168,367)	—	(168,367)
Incentive units issued upon achievement of market performance condition	—	326,947	326,947
Grant of incentive units to employees and directors	—	95,592	95,592
Cancellation / forfeitures of incentive units held by employees and directors	—	(6,779)	(6,779)
As of March 31, 2018	6,730,727	2,005,761	8,736,488

(1)
Redemption of common units were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(b) Dividends
We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2018 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$208,015

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

(c) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2017	$(147,370)	$13,200	$25,738	$(108,432)
Net current period change	(3,598)	8,282	—	4,684
Reclassification to interest expense from interest rate swaps	—	(226)	—	(226)
Balance as of March 31, 2018	$(150,968)	$21,256	$25,738	$(103,974)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

(b) Partnership Units
Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of the General Partner’s common stock at the time of redemption. Alternatively, the General Partner may elect to acquire those common units in exchange for shares of the General Partner’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, Digital Realty Trust, Inc. evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common units and incentive units of the Operating Partnership met the criteria to be classified within capital, except for certain common units issued to certain former DFT Operating Partnership unitholders in the DFT Merger, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

In connection with the initial public offering of DFT in 2007, DFT, the DFT Operating Partnership and certain DFT Operating Partnership unitholders entered into a tax protection agreement to assist such unitholders in deferring certain U.S. federal income tax liabilities that may have otherwise resulted from the contribution transactions undertaken in connection with the initial public offering and the ownership of interests in the DFT Operating Partnership and to set forth certain agreements with respect to other tax matters. In connection with the DFT Merger, certain DFT Operating Partnership unitholders entered into a new tax protection agreement with Digital Realty Trust, Inc. and the Operating Partnership that replaced and superseded the DFT tax protection agreement, effective as of the closing of the DFT Merger. Pursuant to the new tax protection agreement, such DFT Operating Partnership unitholders entered into a guarantee of certain debt of a subsidiary of the Operating Partnership. The Operating Partnership must offer such DFT Operating Partnership unitholders a new guarantee opportunity in the event any guaranteed debt is repaid prior to March 1, 2023. If the Operating Partnership fails to offer the guarantee opportunity or to allocate guaranteed debt to any such DFT Operating Partnership unitholder as required under the new tax protection agreement, the Operating Partnership generally would be required to indemnify each such DFT Operating Partnership unitholder for the tax liability resulting from such failure, as determined under the new tax protection agreement.

The redemption value of the limited partners’ common units and the vested incentive units was approximately $889.0 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2018 and December 31, 2017, respectively.

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2018 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$216,953

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

(d) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2017	$(151,795)	$12,758	$26,152	$(112,885)
Net current period change	(3,743)	8,616	—	4,873
Reclassification to interest expense from interest rate swaps	—	(235)	—	(235)
Balance as of March 31, 2018	$(155,538)	$21,139	$26,152	$(108,247)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

13. Incentive Plan
On April 28, 2014, our stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan). The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan, as amended, as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference. Effective as of September 14, 2017, the 2014 Incentive Award Plan was amended to provide that shares which remained available for issuance under DFT’s Amended and Restated 2011 Equity Incentive Plan immediately prior to the closing of the DFT Merger (as adjusted and converted into shares of Digital Realty Trust, Inc.’s common stock) may be used for awards under the 2014 Incentive Award Plan and will not reduce the shares authorized for grant under the 2014 Incentive Award Plan, to the extent that using such shares is permitted without stockholder approval under applicable stock exchange rules. In connection with the amendment to the 2014 Incentive Award Plan, on September 22, 2017, Digital Realty Trust, Inc. registered an additional 3,714,560 shares that may be issued pursuant to the 2014 Incentive Award Plan.
As of March 31, 2018, approximately 7.1 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
Below is a summary of our compensation expense for the three months ended March 31, 2018 and 2017 and our unearned compensation as of March 31, 2018 and December 31, 2017 (in millions):

	Deferred Compensation				Unearned Compensation		Expected period to recognize unearned compensation (in years)
	Expensed		Capitalized		As of March 31, 2018	As of December 31, 2017
	Three Months Ended March 31,
Type of incentive award	2018	2017	2018	2017
Long-term incentive units	$0.9	$0.7	$0.2	$0.4	$15.0	$6.9	3.2
Market performance-based awards	3.1	2.1	0.3	0.7	44.7	24.7	2.6
Restricted stock	1.5	1.0	1.1	0.8	30.5	17.5	3.2
(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal the per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights and privileges of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units achieve parity with common units, see Note 14(a) to our consolidated financial statements for the fiscal year ended December 31, 2017, included in our Annual Report on 10-K for the year ended December 31, 2017.

Below is a summary of our long-term incentive unit activity for the three months ended March 31, 2018.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	99,295	$90.59
Granted	92,361	99.01
Vested	(16,313)	100.18
Unvested, end of period	175,343	$94.13

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.

(b) Market Performance-Based Awards
During the three months ended March 31, 2018 and 2017, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on Digital Realty Trust, Inc.’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2018 or January 2017, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

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

In January 2018, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2015 awards and, accordingly, 363,193 class D units (including 36,246 distribution equivalent units that immediately vested on December 31, 2017 upon the high level being achieved) and 49,707 RSUs performance vested, subject to service-based vesting. On February 27, 2018, 50% of the 2015 awards vested and the remaining 50% will vest on February 27, 2019, subject to continued employment through each applicable vesting date.
Following the completion of the applicable Market Performance Period, the 2017 awards that satisfy the market condition, if any, will vest 50% on February 27, 2020 and 50% on February 27, 2021, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2018 awards that satisfy the market condition, if any, will vest 50% on February 27, 2021 and 50% on February 27, 2022, subject to continued employment through each applicable vesting date.
In the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement, service-based vesting will be accelerated, in full or on a pro rata basis in any case prior to the completion of the Market Performance Period. However, vesting with respect to the market condition will continue to be measured based on RMS Relative Market Performance during the three-year Market Performance Period (or, in the case of a change in control, shortened Market Performance Period).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

The fair values of the 2018 awards and 2017 awards granted were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. Digital Realty Trust, Inc.’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuations are summarized as follows:

Award Date	Expected Stock Price Volatility	Risk-Free Interest rate
January 1, 2017	25%	1.49%
February 28, 2017	23%	1.43%
January 1, 2018	22%	1.98%
March 1, 2018	22%	2.34%
March 9, 2018	22%	2.42%
These valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of March 31, 2018, 2,165,692 Class D units and 590,569 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes distribution equivalent units. The fair value of these awards of approximately $96.7 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

(c) Restricted Stock
Below is a summary of our restricted stock activity for the three months ended March 31, 2018.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	259,422	$90.54
Granted	154,647	99.34
Vested	(80,614)	81.99
Unvested, end of period	333,455	$96.64
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
March 31, 2018 and 2017

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2018 or December 31, 2017.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of March 31, 2018, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to certain floating rate debt obligations. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

As of March 31, 2018 and December 31, 2017, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2018 (5)	As of December 31, 2017 (5)
Currently-paying contracts
$206,000	(1)	$206,000		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$2,551	$1,409
54,905	(1)	54,905		Swap	1.605	Jun 6, 2017	Jan 6, 2020	673	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,862	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	2,583	1,947
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	15,001	9,978
237,519	(3)	229,012	(3)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	9	(430)
76,387	(4)	78,357	(4)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,972	3,034
$1,024,811		$1,018,274						$26,651	$18,572

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.40 to £1.00 as of March 31, 2018 and $1.35 to £1.00 as of December 31, 2017.

(4)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.78 to 1.00 CAD as of March 31, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

(5)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of March 31, 2018, we estimate that an additional $4.7 million will be reclassified as a decrease to interest expense during the twelve months ended March 31, 2019, when the hedged forecasted transactions impact earnings.
Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the year ended December 31, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of March 31, 2018.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2018, we did not have any derivatives in a net liability position, and have not posted any collateral related to these agreements.

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
March 31, 2018 and 2017

Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.
The Company’s disclosures of estimated fair value of financial instruments at March 31, 2018 and December 31, 2017 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of March 31, 2018 and December 31, 2017, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of March 31, 2018		As of December 31, 2017
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$958,480	$958,480	$558,191	$558,191
Unsecured term loans (2)(6)	Level 2	1,432,931	1,432,931	1,425,117	1,425,117
Unsecured senior notes (3)(4)(7)	Level 2	6,907,183	6,697,462	6,976,603	6,608,545
Mortgage loans (3)(8)	Level 2	106,346	106,395	106,523	106,611
		$9,404,940	$9,195,268	$9,066,434	$8,698,464

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

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

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2027 Notes and 2029 Notes are net of discount of $18.0 million and $18.5 million in the aggregate as of March 31, 2018 and December 31, 2017, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $6.4 million and $7.2 million as of March 31, 2018 and December 31, 2017, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $4.4 million and $4.8 million as of March 31, 2018 and December 31, 2017, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $36.7 million and $37.8 million as of March 31, 2018 and December 31, 2017, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.0 million as of March 31, 2018 and December 31, 2017, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018 and 2017

16. Commitments and Contingencies
(a) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2018, we had open commitments, including amounts reimbursable of approximately $10.1 million, related to construction contracts of approximately $467.8 million.
(b) Legal Proceedings
The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of March 31, 2018, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facility, potential litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; difficulty acquiring or operating properties in foreign jurisdictions; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; environmental liabilities and risks related to natural disasters; our inability to comply with rules and regulations applicable to our company; Digital Realty Trust, Inc.'s failure to maintain our status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.'s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2017 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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
As of March 31, 2018, our portfolio included 203 data centers, including four data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures, with approximately 32.8 million rentable square feet including approximately 3.6 million square feet of space under active development and approximately 1.5 million square feet of space held for development. The 18 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 2.5 million rentable square feet. The 20 parcels of developable land we own as of March 31, 2018 comprised approximately 468 acres. At March 31, 2018, approximately 3.6 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, three European metropolitan areas, two Australian metropolitan areas, two Asian metropolitan areas and one Canadian metropolitan area, consisting of approximately 2.3 million square feet of base building construction and 1.3 million square feet of data center construction.
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

Revenue base. As of March 31, 2018, we operated 203 data centers through our Operating Partnership, including four data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures and developable land. These data centers are mainly located throughout North America, with 38 located in Europe, seven in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the four data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of March 31, 2018.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
North America
Northern Virginia	30	4,935,774	1,395,350	90,998
Chicago	10	2,839,108	539,194	197,160
New York	12	1,907,564	34,821	278,170
Silicon Valley	19	2,185,341	65,680	—
Dallas	21	3,360,198	69,359	80,793
Phoenix	4	990,385	—	108,926
San Francisco	5	989,743	13,500	—
Atlanta	5	775,606	—	313,581
Los Angeles	4	818,479	—	50,649
Boston	5	534,249	—	—
Houston	6	392,816	—	13,969
Toronto, Canada	3	188,066	711,000	—
Denver	2	371,500	—	—
Austin	1	85,688	—	—
Miami	2	205,797	20,517	—
Portland	1	48,574	—	—
Minneapolis / St. Paul	2	406,929	—	—
Charlotte	3	95,499	—	—
Seattle	1	40,480	—	75,466
North America Total	136	21,171,796	2,849,421	1,209,712

Europe
London, United Kingdom	16	1,400,718	171,471	55,059
Amsterdam, Netherlands	9	471,337	—	160,044
Dublin, Ireland	5	307,775	49,051	—
Frankfurt, Germany	2	83,981	83,818	—
Paris, France	3	185,994	—	—
Manchester, United Kingdom	1	38,016	—	—
Geneva, Switzerland	1	59,190	—	—
Europe Total	37	2,547,011	304,340	215,103

Asia Pacific
Singapore	2	465,519	38,670	36,449
Melbourne, Australia	2	125,329	21,241	—
Sydney, Australia	3	138,207	176,150	—
Osaka, Japan	1	—	239,999	—
Asia Pacific Total	8	729,055	476,060	36,449

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)

Non-Data Center Properties	—	278,068	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—
Hong Kong	1	114,883	—	71,417
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	13	1,415,972	—	71,417

Non-Managed Unconsolidated Joint Ventures
Seattle	2	451,369	—	—
Tokyo, Japan	2	430,277	—	—
Osaka, Japan	1	92,087	—	—
	5	973,733	—	—

Total, excluding held for sale	199	27,115,635	3,629,821	1,532,681

Held for Sale	4	490,936	—	—

Total	203	27,606,571	3,629,821	1,532,681

(1)
Current net rentable square feet as of March 31, 2018, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.

(2)
Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

(3)
Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

As of March 31, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, were approximately 89.2% leased excluding approximately 3.6 million square feet of space under active development and approximately 1.5 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2018, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2019 are 19.6% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of March 31, 2018.
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
Foreign currency exchange risk. For the three months ended March 31, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 3.6 million square feet of space under active development and approximately 1.5 million square feet of space held for development as of March 31, 2018, the occupancy rate of our portfolio, including the 18 properties held as investments in unconsolidated joint ventures, was approximately 89.2% of our net rentable square feet.
As of March 31, 2018, we had over 2,300 customers in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of March 31, 2018, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 25.2 million net rentable square feet, excluding space under active development and space held for development and 18 data centers held as investments in unconsolidated joint ventures, at March 31, 2018 is approximately 1.3 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of March 31, 2018, we had approximately 3.6 million square feet of space under active development and approximately 1.5 million square feet of space held for development, or approximately 16% of the total rentable space in our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.8 million square feet of available space in our portfolio, which excludes approximately 3.6 million square feet of space under active development and approximately 1.5 million square feet of space held for development as of March 31, 2018 and the five data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 5.7% and 13.9% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2018 and the year ending December 31, 2019, respectively.

During the three months ended March 31, 2018, we signed new leases totaling approximately 0.8 million square feet of space and renewal leases totaling approximately 1.7 million square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2018:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	220,188	$143.07	$148.89	4.1%	$7.78	5.0
Powered Base Building ®	6,381	$36.04	$37.47	4.0%	$1.42	7.9
Colocation	75,887	$303.64	$314.31	3.5%	$—	1.1
Non-technical	19,093	$27.87	$30.51	9.5%	$1.87	4.5
New Leases Signed (5)
Turn-Key Flex ®	249,664	—	$169.86	—	$69.42	7.4
Powered Base Building ®	198,569	—	$24.29	—	$2.16	10.0
Colocation	21,369	—	$293.64	—	$30.53	1.9
Non-technical	3,982	—	$36.54	—	$5.46	6.4
Leasing Activity Summary
Turn-Key Flex ®	469,852	—	$160.03	—	—
Powered Base Building ®	204,950	—	$24.70	—	—
Colocation	97,256	—	$309.77	—	—
Non-technical	23,075	—	$31.55	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2018 to 2019.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2018 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and slightly down on a cash basis. For the three months ended

March 31, 2018, rents on renewed space increased by an average of 4.1% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 4.0% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of March 31, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of March 31, 2018 total annualized rent (1)
Northern Virginia	21.9%
Chicago	12.6%
London, United Kingdom	9.6%
Silicon Valley	9.1%
New York	8.9%
Dallas	8.1%
Phoenix	4.0%
Singapore	3.2%
San Francisco	3.2%
Seattle	2.5%
Atlanta	2.4%
Amsterdam, Netherlands	2.0%
Los Angeles	1.9%
Other	10.6%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2018 multiplied by 12. The aggregate amount of abatements for the three months ended March 31, 2018 was approximately $9.0 million.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for all or a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, Securities Exchange Commission, or the SEC, reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.
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
Interest rates. As of March 31, 2018, we had approximately $1.0 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loans, along with $958.5 million, $512.1 million and $154.1 million of variable rate debt that was outstanding on the global revolving credit facility, the unswapped portion of the unsecured term loans and the floating rate notes due 2019, or the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to:

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
Revenue Recognition
The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the quarter ended March 31, 2018.
Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying condensed consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables.
Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs under our leases are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below-market tenant leases as a reduction of rental revenue in the case of above-market leases or an increase to rental revenue in the case of below-market leases.
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
Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 2(q) “Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2018 and 2017. A summary of our operating results for the three months ended March 31, 2018 and 2017 is as follows (in thousands).

	Three Months Ended March 31,
	2018	2017
Income Statement Data:
Total operating revenues	$744,368	$550,569
Total operating expenses	(600,555)	(413,286)
Operating income	143,813	137,283
Other expenses, net	(33,718)	(52,720)
Net income	$110,095	$84,563
Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2016 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2017-2018 and properties sold or contributed to joint ventures. Our pre-stabilized pool includes the results of the newly acquired operating properties, newly delivered properties that were previously under development and properties acquired as part of the DFT Merger in September 2017.
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Portfolio
As of March 31, 2018, our portfolio consisted of 203 data centers, including four data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of 32.8 million rentable square feet including 3.6 million square feet of space under active development and 1.5 million square feet of space held for development compared to a portfolio consisting of 187 data centers, including three data centers held-for-sale and 15 data centers held as investments in unconsolidated joint ventures, with an aggregate of 26.1 million rentable square feet including 1.5 million square feet of space under active development and 1.7 million square feet of space held for development as of March 31, 2017.

Revenues
Total operating revenues for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Rental and other services	$592,298	$461,351	$130,947
Tenant reimbursements	150,079	87,288	62,791
Fee income	1,133	1,895	(762)
Other	858	35	823
Total operating revenues	$744,368	$550,569	$193,799
The following table shows revenues for the three months ended March 31, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended March 31,				Three Months Ended March 31,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental and other services	$352,309	$345,163	$7,146	2.1%	$239,989	$116,188	$123,801
Tenant reimbursements	59,820	59,944	(124)	(0.2)%	90,259	27,344	62,915
	$412,129	$405,107	$7,022	1.7%	$330,248	$143,532	$186,716

Stabilized rental and other services revenue increased $7.1 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of new leasing at our properties during the twelve months ended March 31, 2018, the largest of which was for space at 350 E. Cermak Road, 1-11 Templar Road, 1725 Comstock Street and 2121 S. Price Road, offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue remained flat for the three months ended March 31, 2018 compared to the same period in 2017.

Pre-stabilized and other revenues increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $102.9 million and $54.1 million to the rental and other services revenue and tenant reimbursement increases, respectively, along with a contribution of $7.8 million to rental and other services revenue from 505 North Railroad Avenue, which was acquired in December 2017, and new leases at our properties during the twelve months ended March 31, 2018. These increases were offset partially by a decrease in revenues as a result of properties sold during the twelve months ended March 31, 2018.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Rental property operating and maintenance	$225,640	$169,339	$56,301
Property taxes	35,263	26,919	8,344
Insurance	3,731	2,592	1,139
Depreciation and amortization	294,789	176,466	118,323
General and administrative	36,523	34,647	1,876
Transaction and integration expenses	4,178	3,323	855
Other	431	—	431
Total operating expenses	$600,555	$413,286	$187,269
Interest expense	$76,985	$55,450	$21,535

The following table shows property level expenses for the three months ended March 31, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended March 31,				Three Months Ended March 31,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental property operating and maintenance	$120,807	$119,763	$1,044	0.9%	$104,833	$49,576	$55,257
Property taxes	20,175	18,604	1,571	8.4%	15,088	8,315	6,773
Insurance	2,209	2,068	141	6.8%	1,522	524	998
	$143,191	$140,435	$2,756	2.0%	$121,443	$58,415	$63,028

Stabilized rental property operating and maintenance expenses increased approximately $1.0 million in the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily related to higher utility costs offset by reduced labor costs and cost containment measures across the portfolio.
Stabilized property taxes increased by approximately $1.6 million in the three months ended March 31, 2018. The increase was due to higher tax assessments, primarily at properties in London and Northern Virginia.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $55.3 million in the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $43.6 million.

Pre-stabilized and other property tax expense increased approximately $6.8 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $5.3 million.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $118.3 million in the three months ended March 31, 2018 compared to the same period in 2017, principally because of the properties acquired in the DFT merger, which contributed approximately $111.4 million.

General and Administrative

General and administrative expenses increased by approximately $1.9 million in the three months ended March 31, 2018 compared to the same period in 2017. The increase is primarily due to an increase in headcount from 2017 to 2018 to support the Company's continued growth.

Transactions and Integration Expenses

Transactions and integration expense increased by approximately $0.9 million in the three months ended March 31, 2018 compared to the same period in 2017, principally due to expenses incurred for potential acquisitions.

Interest Expense

Interest expense increased by approximately $21.5 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the issuance of the 2019 Notes in May 2017, the issuance of the 2.750% notes due 2024 and the 3.300% notes due 2029 in July 2017 and the issuance of the 2.750% notes due 2023 and the 3.700% notes due 2027 in August 2017.

Other Income (Expense)

Gain on Sale of Properties

During the three months ended March 31, 2018, we recognized a gain on sale of properties of $39.3 million primarily related to the disposition of (i) 200 Quannapowitt Parkway, which sold for $15.0 million in January 2018, (ii) 34551 Ardenwood Boulevard, which sold for $73.3 million in February 2018, (iii) 3065 Gold Camp Drive, which sold for $14.2 million in March 2018, and (iv) 11085 Sun Center Drive, which sold for $36.8 million in March 2018.

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
Our Parent Company entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through March 31, 2018, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2018 and 2017. As of March 31, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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

Our Parent Company has declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2018 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$208,015

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

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
As of March 31, 2018, we had $22.4 million of cash and cash equivalents, excluding $7.3 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.
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
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that enables us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of March 31, 2018, borrowings under the global revolving credit facility bore interest at an overall blended rate of 2.52% comprised of 2.78% (U.S. dollars), 1.51% (British pound sterling), 0.62% (Euro), 2.77% (Australian dollars), 1.84% (Hong Kong dollars), 0.92% (Japanese yen) and 2.60% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.00%. The facility also bore a base borrowing rate of 4.75% (USD) which is based on the U.S. Prime Rate. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2018, we have capitalized approximately $6.4 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of March 31, 2018, approximately $958.5 million was drawn under the global revolving credit facility and $22.9 million of letters of credit were issued, leaving approximately $1.1 billion available for use.
On January 15, 2016, we refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at March 31, 2018, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of March 31, 2018, we have capitalized approximately $4.4 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our Parent Company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our Parent Company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our Parent Company. No sales were made under the program during the three months ended March 31, 2018 and 2017. As of March 31, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate in the condensed consolidated balance sheets) as of March 31, 2018 and December 31, 2017:

Development Lifecycle	As of March 31, 2018				As of December 31, 2017
(dollars in thousands)	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost

Development Construction in Progress
Space Held for Development (5)	1,461,265	$375,502	$—	$375,502	1,573,758	$416,553	$—	$416,553
Base Building Construction	2,310,720	351,933	299,377	651,310	1,333,763	222,093	149,507	371,600
Data Center Construction	1,319,101	727,162	561,437	1,288,599	1,366,393	748,006	500,674	1,248,680
Equipment Pool & Other Inventory		8,177	—	8,177		7,245	—	7,245
Campus, Tenant Improvements & Other		7,291	10,105	17,396		5,787	8,360	14,147
Total Development Construction in Progress	5,091,086	1,470,065	870,919	2,340,984	4,273,914	1,399,684	658,541	2,058,225
Land Inventory	(6)	236,415	—	236,415	(6)	352,406	—	352,406
Enhancement & Other		10,357	22,598	32,955		8,416	27,209	35,625
Recurring		14,458	21,738	36,196		23,985	29,184	53,169
Total Construction in Progress		$1,731,295	$915,255	$2,646,550		$1,784,491	$714,934	$2,499,425

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through March 31, 2018 and included in land and building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2017 and included in land and building and improvements in the condensed consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.

(6)	Represents approximately 468 acres as of March 31, 2018 and approximately 539 acres as of December 31, 2017.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Data center construction includes 1.3 million square feet of Turn Key Flex® and Powered Base Building® product with a cost to date of approximately $727.2 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2018, we had approximately 3.6 million square feet of space under active development and approximately 1.5 million square feet of space held for development and we also owned approximately 1.3 million net rentable square feet of data center space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At March 31, 2018, the approximate 3.6 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, three European metropolitan areas, two Australian metropolitan areas, two Asian metropolitan areas and one Canadian metropolitan area, consisting of approximately 2.3 million square feet of base building construction and 1.3 million square feet of data center construction. At March 31, 2018, we had open commitments, including amounts reimbursable of approximately $10.1 million, related to construction contracts of approximately $467.8 million.

We currently expect to incur approximately $0.7 billion to $0.9 billion of capital expenditures for our development programs during the nine months ending December 31, 2018, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the three months March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Development projects	$231,334	$199,742
Enhancement and improvements	6,030	2,816
Recurring capital expenditures	27,328	29,588
Total capital expenditures (excluding indirect costs)	$264,692	$232,146
For the three months ended March 31, 2018, total capital expenditures increased $32.5 million to approximately $264.7 million from $232.1 million for the same period in 2017. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2018 were approximately $237.4 million, which reflects an increase of approximately 17% from the same period in 2017. This increase was primarily due to increased spending for ground-up development projects, Turn-Key Flex space development and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2018 and 2017 were $25.1 million and $22.2 million, respectively. Capitalized interest comprised approximately $7.4 million and $4.6 million, respectively, of the total indirect costs capitalized for the three months ended March 31, 2018 and 2017. Capitalized interest in the three months ended March 31, 2018 increased compared to the same period in 2017 due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the three months ended March 31, 2018 increased compared to the same period in 2017 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2018.
We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”
Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2018 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.
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

Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. During the three months ended March 31, 2018, our Operating Partnership declared the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$216,953

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of March 31, 2018 (in millions):

Debt Summary:
Fixed rate	$6,563.5
Variable rate debt subject to interest rate swaps	1,024.8
Total fixed rate debt (including interest rate swaps)	7,588.3
Variable rate—unhedged	1,624.7
Total	$9,213.0
Percent of Total Debt:
Fixed rate (including swapped debt)	82.4%
Variable rate	17.6%
Total	100.0%
Effective Interest Rate as of March 31, 2018 (1)
Fixed rate (including hedged variable rate debt)	3.70%
Variable rate	2.24%
Effective interest rate	3.44%

(1)	Excludes impact of deferred financing cost amortization.
As of March 31, 2018, we had approximately $9.2 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 28% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2018 of $105.38). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of March 31, 2018, our debt had a weighted average term to initial maturity of approximately 5.1 years (or approximately 5.2 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of March 31, 2018, we were party to interest rate swap agreements related to $1.0 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of March 31, 2018, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $270.3 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017
The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$236,990	$219,066	$17,924
Net cash used in investing activities	(177,284)	(215,568)	38,284
Net cash used in financing activities	(43,214)	(2,891)	(40,323)
Net increase in cash, cash equivalents and restricted cash	$16,492	$607	$15,885
The increase in net cash provided by operating activities was due to the properties acquired in the DFT Merger. The increases in cash flow were offset by properties sold in 2017 and 2018 and an increase in interest expense.
Net cash used in investing activities decreased for the three months ended March 31, 2018, primarily as a result of an increase in proceeds from property sales offset by an increase in cash paid for capital expenditures for the three months ended March 31, 2018 ($289.8 million) as compared to the same period in 2017 ($254.4 million).
Net cash flows used in financing activities for the Company consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2018	2017	Change
Proceeds from borrowings, net of repayments	$395,732	$307,029	$88,703
Dividend and distribution payments	(436,787)	(312,498)	(124,289)
Other	(2,159)	2,578	(4,737)
Net cash used in financing activities	$(43,214)	$(2,891)	$(40,323)

The increase in cash flows used in financing activities was due to an increase in dividend and distribution payments for the three months ended March 31, 2018 as compared to the same period in 2017, which was a result of an increase in the number of shares outstanding and dividend amount per share of common stock in the three months ended March 31, 2018 as compared to the same period in 2017, offset by an increase in proceeds from borrowings, net of repayments during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net cash flows used in financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2018	2017	Change
Proceeds from borrowings, net of repayments	$395,732	$307,029	$88,703
Distribution payments	(436,787)	(312,498)	(124,289)
Other	(2,159)	2,578	(4,737)
Net cash used in financing activities	$(43,214)	$(2,891)	$(40,323)

The increase in cash flows used in financing activities was due to an increase in distribution payments for the three months ended March 31, 2018 as compared to the same period in 2017, which was a result of an increase in the number of units outstanding and distribution amount per common unit in the three months ended March 31, 2018 as compared to the same period in 2017, offset by an increase in proceeds from borrowings, net of repayments during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2018, amounted to 4.1% of our Operating Partnership common units. Historically, our

Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. In connection with the DFT Merger, approximately 0.5 million common units of the Operating Partnership were issued to certain former unitholders in DuPont Fabros Technology, L.P., which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net income available to common stockholders	$86,298	$66,145
Adjustments:
Noncontrolling interests in operating partnership	3,480	904
Real estate related depreciation and amortization (1)	291,686	173,447
Real estate related depreciation and amortization related to investments in unconsolidated joint ventures	3,476	2,757
Gain on sale of properties	(39,273)	522
FFO available to common stockholders and unitholders (2)	$345,667	$243,775
Basic FFO per share and unit	$1.62	$1.51
Diluted FFO per share and unit (2)	$1.61	$1.50
Weighted average common stock and units outstanding
Basic	214,009	161,475
Diluted (2)	214,803	162,600
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$294,789	$176,466
Non-real estate depreciation	(3,103)	(3,019)
	$291,686	$173,447

(2)
For all periods presented, we have excluded the effect of dilutive series C, series F, series G, series H, series I and series J preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series F, series G, series H, series I and series J preferred stock, as applicable, which we consider highly improbable.

	Three Months Ended March 31,
	2018	2017
Weighted average common stock and units outstanding	214,009	161,475
Add: Effect of dilutive securities	794	1,125
Weighted average common stock and units outstanding—diluted	214,803	162,600

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2018, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$6,563.5	$6,755.4
Variable rate debt subject to interest rate swaps	1,024.8	1,024.8
Total fixed rate debt (including interest rate swaps)	7,588.3	7,780.2
Variable rate debt	1,624.7	1,624.7
Total outstanding debt	$9,213.0	$9,404.9
Interest rate derivatives included in this table and their fair values as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2018 (5)	As of December 31, 2017 (5)
Currently-paying contracts
$206,000	(1)	$206,000		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$2,551	$1,409
54,905	(1)	54,905		Swap	1.605	Jun 6, 2017	Jan 6, 2020	673	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,862	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	2,583	1,947
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	15,001	9,978
237,519	(3)	229,012	(3)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	9	(430)
76,387	(4)	78,357	(4)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,972	3,034
$1,024,811		$1,018,274						$26,651	$18,572

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.40 to £1.00 as of March 31, 2018 and $1.35 to £1.00 as of December 31, 2017.

(4)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.78 to 1.00 CAD as of March 31, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

(5)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2018:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$5.0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(5.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	3.2
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(3.2)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	74.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(68.8)
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
Foreign Currency Exchange Risk
For the three months ended March 31, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2018 and 2017, operating revenues from properties outside the United States contributed $140.9 million and $121.4 million, respectively, which represented 18.9% and 22.1% of our total operating revenues, respectively. Net investment in properties outside the United States was $3.3 billion and $3.1 billion as of March 31, 2018 and December 31, 2017, respectively. Net assets in foreign operations were approximately $0.3 billion and $0.3 billion as of March 31, 2018 and December 31, 2017, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of March 31, 2018, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

None.
Digital Realty Trust, L.P.
During the three months ended March 31, 2018, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended March 31, 2018, Digital Realty Trust, Inc. issued an aggregate of 154,647 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2018, our Operating Partnership issued an aggregate of 154,647 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement.
For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $21.6 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

3.2
Seventh Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K (File No. 001-32336) filed on March 8, 2018).

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

10.1†	Employment Agreement, dated as of October 24, 2016, by and among Digital Realty Trust, Inc., DLR LLC and Daniel W. Papes.

10.2†
Employment Agreement, dated as of January 9, 2018, by and among Digital Realty Trust, Inc., DLR LLC and Erich J. Sanchack (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 17, 2018).

10.3
Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 20, 2017 and effective as of January 3, 2018, among Digital Realty Trust, L.P. and the other borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, and Citibank, N.A., as administrative agent.

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three ended March 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 8, 2018	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 8, 2018	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 8, 2018	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

May 8, 2018		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 8, 2018		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 8, 2018		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)