Form 10-Q
period 2018-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2018-08-07
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at August 3, 2018
Common Stock, $.01 par value per share	206,097,243

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2018 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2018, Digital Realty Trust, Inc. owned an approximate 96.0% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.0% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2018, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,202,174	$1,136,341
Acquired ground leases	10,879	11,150
Buildings and improvements	15,781,203	15,215,405
Tenant improvements	561,048	553,040
Total investments in properties	17,555,304	16,915,936
Accumulated depreciation and amortization	(3,588,124)	(3,238,227)
Net investments in properties	13,967,180	13,677,709
Investments in unconsolidated joint ventures	167,306	163,477
Net investments in real estate	14,134,486	13,841,186
Cash and cash equivalents	17,589	51
Accounts and other receivables, net of allowance for doubtful accounts of $8,825 and $6,737 as of June 30, 2018 and December 31, 2017, respectively	282,287	276,347
Deferred rent	445,766	430,026
Acquired above-market leases, net	150,084	184,375
Goodwill	3,378,325	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,823,275	2,998,806
Restricted cash	9,443	13,130
Assets held for sale	—	139,538
Other assets	170,168	131,291
Total assets	$21,411,423	$21,404,345
LIABILITIES AND EQUITY
Global revolving credit facility, net	$466,971	$550,946
Unsecured term loan, net	1,376,784	1,420,333
Unsecured senior notes, net	7,156,084	6,570,757
Mortgage loans, including premiums, net	106,245	106,582
Accounts payable and other accrued liabilities	1,031,794	980,218
Accrued dividends and distributions	—	199,761
Acquired below-market leases, net	216,520	249,465
Security deposits and prepaid rents	207,292	217,898
Obligations associated with assets held for sale	—	5,033
Total liabilities	10,561,690	10,300,993

Redeemable noncontrolling interests – operating partnership	52,805	53,902
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 50,650,000 and 50,650,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,249,560	1,249,560
Common Stock: $0.01 par value per share, 315,000,000 shares authorized, 206,055,117 and 205,470,300 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,047	2,044
Additional paid-in capital	11,310,132	11,261,461
Accumulated dividends in excess of earnings	(2,314,291)	(2,055,552)
Accumulated other comprehensive loss, net	(107,070)	(108,432)
Total stockholders’ equity	10,140,378	10,349,081
Noncontrolling Interests:
Noncontrolling interests in operating partnership	654,261	698,126
Noncontrolling interests in consolidated joint ventures	2,289	2,243
Total noncontrolling interests	656,550	700,369
Total equity	10,796,928	11,049,450
Total liabilities and equity	$21,411,423	$21,404,345
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Rental and other services	$596,326	$470,877	$1,188,624	$932,228
Tenant reimbursements	155,723	93,342	305,802	180,630
Fee income	2,343	1,429	3,476	3,324
Other	527	341	1,385	376
Total operating revenues	754,919	565,989	1,499,287	1,116,558
Operating Expenses:
Rental property operating and maintenance	230,322	174,716	455,962	344,055
Property taxes	27,284	28,161	62,547	55,080
Insurance	2,606	2,576	6,337	5,168
Depreciation and amortization	298,788	178,111	593,577	354,577
General and administrative	46,099	37,509	82,622	72,156
Transactions and integration	5,606	14,235	9,784	17,558
Other	152	24	583	24
Total operating expenses	610,857	435,332	1,211,412	848,618
Operating income	144,062	130,657	287,875	267,940
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	7,438	8,388	14,848	13,712
Gain (loss) on sale of properties	14,192	380	53,465	(142)
Interest and other income	3,398	367	3,356	518
Interest expense	(78,810)	(57,582)	(155,795)	(113,032)
Tax expense	(2,121)	(2,639)	(5,495)	(4,862)
Net income	88,159	79,571	198,254	164,134
Net income attributable to noncontrolling interests	(2,696)	(920)	(6,164)	(1,945)
Net income attributable to Digital Realty Trust, Inc.	85,463	78,651	192,090	162,189
Preferred stock dividends	(20,329)	(14,505)	(40,658)	(31,898)
Issuance costs associated with redeemed preferred stock	—	(6,309)	—	(6,309)
Net income available to common stockholders	$65,134	$57,837	$151,432	$123,982
Net income per share available to common stockholders:
Basic	$0.32	$0.36	$0.74	$0.77
Diluted	$0.32	$0.36	$0.73	$0.77
Weighted average common shares outstanding:
Basic	205,956,005	160,832,889	205,835,757	160,069,201
Diluted	206,563,079	161,781,867	206,460,170	161,059,527
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$88,159	$79,571	$198,254	$164,134
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,233)	13,677	(10,976)	30,255
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	4,795	(2,328)	13,411	(6,692)
Reclassification to interest expense from interest rate swaps	(783)	647	(1,018)	1,677
Comprehensive income	84,938	91,567	199,671	189,374
Comprehensive income attributable to noncontrolling interests	(2,571)	(1,085)	(6,219)	(2,289)
Comprehensive income attributable to Digital Realty Trust, Inc.	$82,367	$90,482	$193,452	$187,085
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	406,639	4	35,823	—	—	35,827	(35,827)	—	(35,827)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	193,118	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(652)	—	—	(652)	—	—	—	(652)
Shares issued under employee stock purchase plan	—	—	31,893	—	2,509	—	—	2,509	—	—	—	2,509
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(4,717)	—	—	(4,718)	—	—	—	(4,718)
Amortization of share-based compensation	—	—	—	—	17,458	—	—	17,458	—	—	—	17,458
Reclassification of vested share-based awards	—	—	—	—	(2,847)	—	—	(2,847)	2,847	—	2,847	—
Adjustment to redeemable noncontrolling interests—operating partnership	(1,097)	—	—	—	1,097	—	—	1,097	—	—	—	1,097
Dividends declared on preferred stock	—	—	—	—	—	(40,658)	—	(40,658)	—	—	—	(40,658)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(416,086)	—	(416,086)	(17,120)	—	(17,120)	(433,206)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62	62	62
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915	—	5,915	—	—	—	5,915
Net income	—	—	—	—	—	192,090	—	192,090	6,180	(16)	6,164	198,254
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(10,550)	(10,550)	(426)	—	(426)	(10,976)
Other comprehensive income—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	12,891	12,891	520	—	520	13,411
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(979)	(979)	(39)	—	(39)	(1,018)
Balance as of June 30, 2018	$52,805	$1,249,560	206,055,117	$2,047	$11,310,132	$(2,314,291)	$(107,070)	$10,140,378	$654,261	$2,289	$656,550	$10,796,928
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$198,254	$164,134
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of properties	(53,465)	142
Unrealized gain on equity investment	(3,136)	—
Equity in earnings of unconsolidated joint ventures	(14,848)	(13,712)
Distributions from unconsolidated joint ventures	10,422	21,376
Write-off of net assets due to early lease terminations	583	24
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	378,734	264,125
Amortization of acquired in-place lease value and deferred leasing costs	214,843	90,452
Amortization of share-based compensation	14,828	10,125
Non-cash amortization of terminated swaps	558	602
Allowance for (recovery of) doubtful accounts	2,120	(2,555)
Amortization of deferred financing costs	6,013	4,956
Amortization of debt discount/premium	1,711	1,363
Amortization of acquired above-market leases and acquired below-market leases, net	13,452	(3,978)
Changes in assets and liabilities:
Accounts and other receivables	(9,312)	(23,711)
Deferred rent	(18,955)	(6,198)
Deferred leasing costs	(11,946)	(8,143)
Other assets	2,959	(5,357)
Accounts payable and other accrued liabilities	(50,252)	17,083
Security deposits and prepaid rents	(9,475)	8,584
Net cash provided by operating activities	673,088	519,312
Cash flows from investing activities:
Acquisitions of real estate	(76,286)	(34,829)
Proceeds from sale of properties, net of sales costs	195,385	—
Excess proceeds from forward contracts	—	51,308
Investments in unconsolidated joint ventures	(348)	(5,749)
Prepaid construction costs and other investments	(27,869)	—
Improvements to investments in real estate	(613,841)	(476,070)
Improvement advances to tenants	(25,054)	(19,929)
Collection of improvement advances to tenants	22,433	21,805
Net cash used in investing activities	(525,580)	(463,464)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Borrowings on global revolving credit facility	$773,811	$1,141,370
Repayments on global revolving credit facility	(853,697)	(801,837)
Repayments on unsecured term loan	(21,376)	—
Borrowings on unsecured senior notes	649,038	140,463
Repayments on unsecured notes	—	(50,000)
Principal payments on mortgage loans	(290)	(268)
Payment of loan fees and costs	(6,461)	(777)
Capital contributions from (distributions paid to) noncontrolling interests in consolidated joint ventures, net	62	(262)
Taxes paid related to net settlement of stock-based compensation awards	(4,718)	—
Proceeds from common and preferred stock offerings, net	(652)	211,887
Redemption of preferred stock	—	(182,500)
Proceeds from equity plans	2,509	2,606
Proceeds from forward swap contract	1,560	—
Payment of dividends to preferred stockholders	(40,658)	(31,898)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(632,967)	(448,219)
Net cash used in financing activities	(133,839)	(19,435)
Net increase in cash, cash equivalents and restricted cash	13,669	36,413
Effect of exchange rate changes on cash, cash equivalents and restricted cash	182	(17,135)
Cash, cash equivalents and restricted cash at beginning of period	13,181	22,036
Cash, cash equivalents and restricted cash at end of period	$27,032	$41,314

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$146,650	$114,352
Cash paid for income taxes	5,510	5,364
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(10,976)	$30,255
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	13,411	(6,692)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	—	2,162
Noncontrolling interests in operating partnership converted to shares of common stock	35,827	6,429
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	202,377	141,590
Addition to leasehold improvements pursuant to capital lease obligation	73,873	—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,202,174	$1,136,341
Acquired ground leases	10,879	11,150
Buildings and improvements	15,781,203	15,215,405
Tenant improvements	561,048	553,040
Total investments in properties	17,555,304	16,915,936
Accumulated depreciation and amortization	(3,588,124)	(3,238,227)
Net investments in properties	13,967,180	13,677,709
Investments in unconsolidated joint ventures	167,306	163,477
Net investments in real estate	14,134,486	13,841,186
Cash and cash equivalents	17,589	51
Accounts and other receivables, net of allowance for doubtful accounts of $8,825 and $6,737 as of June 30, 2018 and December 31, 2017, respectively	282,287	276,347
Deferred rent	445,766	430,026
Acquired above-market leases, net	150,084	184,375
Goodwill	3,378,325	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,823,275	2,998,806
Restricted cash	9,443	13,130
Assets held for sale	—	139,538
Other assets	170,168	131,291
Total assets	$21,411,423	$21,404,345
LIABILITIES AND CAPITAL
Global revolving credit facility, net	$466,971	$550,946
Unsecured term loan, net	1,376,784	1,420,333
Unsecured senior notes, net	7,156,084	6,570,757
Mortgage loans, including premiums, net	106,245	106,582
Accounts payable and other accrued liabilities	1,031,794	980,218
Accrued dividends and distributions	—	199,761
Acquired below-market leases, net	216,520	249,465
Security deposits and prepaid rents	207,292	217,898
Obligations associated with assets held for sale	—	5,033
Total liabilities	10,561,690	10,300,993
Redeemable limited partner common units	52,805	53,902
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 50,650,000 and 50,650,000 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,249,560	1,249,560
Common units, 206,055,117 and 205,470,300 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8,997,888	9,207,953
Limited Partners, 8,498,032 and 8,489,095 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	658,659	702,579
Accumulated other comprehensive loss	(111,468)	(112,885)
Total partners’ capital	10,794,639	11,047,207
Noncontrolling interests in consolidated joint ventures	2,289	2,243
Total capital	10,796,928	11,049,450
Total liabilities and capital	$21,411,423	$21,404,345
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Rental and other services	$596,326	$470,877	$1,188,624	$932,228
Tenant reimbursements	155,723	93,342	305,802	180,630
Fee income	2,343	1,429	3,476	3,324
Other	527	341	1,385	376
Total operating revenues	754,919	565,989	1,499,287	1,116,558
Operating Expenses:
Rental property operating and maintenance	230,322	174,716	455,962	344,055
Property taxes	27,284	28,161	62,547	55,080
Insurance	2,606	2,576	6,337	5,168
Depreciation and amortization	298,788	178,111	593,577	354,577
General and administrative	46,099	37,509	82,622	72,156
Transactions and integration	5,606	14,235	9,784	17,558
Other	152	24	583	24
Total operating expenses	610,857	435,332	1,211,412	848,618
Operating income	144,062	130,657	287,875	267,940
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	7,438	8,388	14,848	13,712
Gain (loss) on sale of properties	14,192	380	53,465	(142)
Interest and other income	3,398	367	3,356	518
Interest expense	(78,810)	(57,582)	(155,795)	(113,032)
Tax expense	(2,121)	(2,639)	(5,495)	(4,862)
Net income	88,159	79,571	198,254	164,134
Net (loss) income attributable to noncontrolling interests in consolidated joint ventures	4	(113)	16	(234)
Net income attributable to Digital Realty Trust, L.P.	88,163	79,458	198,270	163,900
Preferred units distributions	(20,329)	(14,505)	(40,658)	(31,898)
Issuance costs associated with redeemed preferred units	—	(6,309)	—	(6,309)
Net income available to common unitholders	$67,834	$58,644	$157,612	$125,693
Net income per unit available to common unitholders:
Basic	$0.32	$0.36	$0.74	$0.77
Diluted	$0.32	$0.36	$0.73	$0.77
Weighted average common units outstanding:
Basic	214,288,199	163,077,599	214,149,188	162,280,678
Diluted	214,895,273	164,026,577	214,773,601	163,271,004
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$88,159	$79,571	$198,254	$164,134
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,233)	13,677	(10,976)	30,255
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	4,795	(2,328)	13,411	(6,692)
Reclassification to interest expense from interest rate swaps	(783)	647	(1,018)	1,677
Comprehensive income	$84,938	$91,567	$199,671	$189,374
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	4	(113)	16	(234)
Comprehensive income attributable to Digital Realty Trust, L.P.	$84,942	$91,454	$199,687	$189,140
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	406,639	35,827	(406,639)	(35,827)	—	—	—
Issuance of unvested restricted common units	—	—	—	193,118	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	—	(652)	—	—	—	—	(652)
Issuance of common units, net of forfeitures	—	—	—	—	—	415,576	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	31,893	2,509	—	—	—	—	2,509
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(4,718)	—	—	—	—	(4,718)
Amortization of share-based compensation	—	—	—	—	17,458	—	—	—	—	17,458
Reclassification of vested share-based awards	—	—	—	—	(2,847)	—	2,847	—	—	—
Adjustment to redeemable partnership units	(1,097)	—	—	—	1,097	—	—	—	—	1,097
Distributions	—	—	(40,658)	—	(416,086)	—	(17,120)	—	—	(473,864)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	62	62
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	5,915	—	—	—	—	5,915
Net income	—	—	40,658	—	151,432	—	6,180	—	(16)	198,254
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(10,976)	—	(10,976)
Other comprehensive income—fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	—	13,411	—	13,411
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(1,018)	—	(1,018)
Balance as of June 30, 2018	$52,805	50,650,000	$1,249,560	206,055,117	$8,997,888	8,498,032	$658,659	$(111,468)	$2,289	$10,796,928

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$198,254	$164,134
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(53,465)	142
Unrealized gain on equity investment	(3,136)	—
Equity in earnings of unconsolidated joint ventures	(14,848)	(13,712)
Distributions from unconsolidated joint ventures	10,422	21,376
Write-off of net assets due to early lease terminations	583	24
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	378,734	264,125
Amortization of debt discount/premium	1,711	1,363
Amortization of acquired in-place lease value and deferred leasing costs	214,843	90,452
Amortization of share-based compensation	14,828	10,125
Non-cash amortization of terminated swaps	558	602
Allowance for (recovery of) doubtful accounts	2,120	(2,555)
Amortization of deferred financing costs	6,013	4,956
Amortization of acquired above-market leases and acquired below-market leases, net	13,452	(3,978)
Changes in assets and liabilities:
Accounts and other receivables	(9,312)	(23,711)
Deferred rent	(18,955)	(6,198)
Deferred leasing costs	(11,946)	(8,143)
Other assets	2,959	(5,357)
Accounts payable and other accrued liabilities	(50,252)	17,083
Security deposits and prepaid rents	(9,475)	8,584
Net cash provided by operating activities	673,088	519,312
Cash flows from investing activities:
Acquisitions of real estate	(76,286)	(34,829)
Proceeds from sale of properties, net of sales costs	195,385	—
Excess proceeds from forward contracts	—	51,308
Investments in unconsolidated joint ventures	(348)	(5,749)
Prepaid construction costs and other investments	(27,869)	—
Improvements to investments in real estate	(613,841)	(476,070)
Improvement advances to tenants	(25,054)	(19,929)
Collection of improvement advances to tenants	22,433	21,805
Net cash used in investing activities	(525,580)	(463,464)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Borrowings on global revolving credit facility	$773,811	$1,141,370
Repayments on global revolving credit facility	(853,697)	(801,837)
Repayments on unsecured term loan	(21,376)	—
Borrowings on unsecured senior notes	649,038	140,463
Repayments on unsecured notes	—	(50,000)
Principal payments on mortgage loans	(290)	(268)
Payment of loan fees and costs	(6,461)	(777)
Capital contributions from (distributions paid to) noncontrolling interests in consolidated joint ventures, net	62	(262)
Taxes paid related to net settlement of stock-based compensation awards	(4,718)	—
General partner contributions, net	1,857	31,993
Proceeds from forward swap contract	1,560	—
Payment of distributions to preferred unitholders	(40,658)	(31,898)
Payment of distributions to common unitholders	(632,967)	(448,219)
Net cash used in financing activities	(133,839)	(19,435)
Net increase in cash, cash equivalents and restricted cash	13,669	36,413
Effect of exchange rate changes on cash, cash equivalents and restricted cash	182	(17,135)
Cash, cash equivalents and restricted cash at beginning of period	13,181	22,036
Cash, cash equivalents and restricted cash at end of period	$27,032	$41,314

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$146,650	$114,352
Cash paid for income taxes	5,510	5,364
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(10,976)	$30,255
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	13,411	(6,692)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	—	2,162
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	202,377	141,590
Addition to leasehold improvements pursuant to capital lease obligation	73,873	—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of June 30, 2018 and December 31, 2017 is as follows:

	Data Centers
	As of June 30, 2018				As of December 31, 2017
Region	Operating	Held for Sale	Unconsolidated Joint Ventures	Total	Operating	Held for Sale	Unconsolidated Joint Ventures	Total
United States	132	—	14	146	131	7	14	152
Europe	37	—	—	37	38	—	—	38
Asia	3	—	4	7	3	—	4	7
Australia	5	—	—	5	5	—	—	5
Canada	3	—	—	3	3	—	—	3
Total	180	—	18	198	180	7	18	205

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

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2018, Digital Realty Trust, Inc. owns a 96.0% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2017, Digital Realty Trust, Inc. owned a 96.0% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

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
June 30, 2018 and 2017

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2018, cash equivalents consist of investments in money market instruments.
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
We amortize the difference between the cost of our investments in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three and six months ended June 30, 2018 and 2017, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

During the three months ended June 30, 2018 and 2017, we capitalized interest of approximately $8.2 million and $3.8 million, respectively. We capitalized interest of approximately $15.5 million and $8.4 million during the six months ended June 30, 2018 and 2017, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $17.4 million and $18.9 million during the three months ended June 30, 2018 and 2017, respectively, and approximately $35.7 million and $37.6 million during the six months ended June 30, 2018 and 2017, respectively. In addition to capitalized cash compensation, approximately $5.5 million and $6.1 million of capitalized costs primarily related to external leasing commissions are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, respectively.
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

The following is a summary of goodwill activity for the six months ended June 30, 2018 (in thousands):

	Balance as of December 31, 2017	Impact of Change in Foreign Exchange Rates	Balance as of June 30, 2018
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$330,845
European Portfolio Acquisition	466,604	(11,270)	455,334
DuPont Fabros Technology Merger	2,592,146	—	2,592,146
Total	$3,389,595	$(11,270)	$3,378,325
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
June 30, 2018 and 2017

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
June 30, 2018 and 2017

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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2018 and December 31, 2017, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and six months ended June 30, 2018 and 2017, we had no such interest or penalties. The tax year 2014 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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
(l) Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the six months ended June 30, 2018.

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
June 30, 2018 and 2017

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

(n) Gains on Sale of Properties

As of January 1, 2018, we began accounting for the sale of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to noncustomers with no performance obligations subsequent to transfer of ownership. During the six months ended June 30, 2018, the Company sold real estate properties for gross proceeds of $199.4 million, and a recorded net gain of $53.7 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

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
Operating revenues from properties in the United States were $614.1 million and $439.1 million and outside the United States were $140.8 million and $126.9 million for the three months ended June 30, 2018 and 2017, respectively. Operating revenues from properties in the United States were $1.2 billion and $0.9 billion and outside the United States were $281.7 million and $248.3 million for the six months ended June 30, 2018 and 2017, respectively. We had investments in real estate located in the United States of $10.7 billion and $10.5 billion, and outside the United States of $3.2 billion and $3.1 billion, as of June 30, 2018 and December 31, 2017, respectively.
Operating revenues from properties located in the United Kingdom were $74.0 million and $67.5 million, or 9.8% and 11.9% of total operating revenues, for the three months ended June 30, 2018 and 2017, respectively. Operating revenues from properties located in the United Kingdom were $149.2 million and $132.7 million, or 10.0% and 11.9% of total operating revenues, for the six months ended June 30, 2018 and 2017, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.7 billion and $1.7 billion, or 11.9% and 12.1% of total long-lived assets, as of June 30, 2018 and December 31, 2017, respectively. No other foreign country comprised more than 10% of total long-lived assets as of June 30, 2018 and December 31, 2017.

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
June 30, 2018 and 2017

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
In January 2017, the FASB issued guidance codified in ASU Topic 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASU 2017-04 to have a material impact on our consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which more closely aligns the accounting for employee and nonemployee share-based payments. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the provisions of ASU 2018-07 to have a material impact on our consolidated financial statements.
3. Investments in Real Estate
Acquisitions
We acquired the following real estate during the six months ended June 30, 2018:

Location	Market	Date Acquired	Amount (in millions)
10000-10006 Godwin Drive (1)	Northern Virginia	May 3, 2018	$16.5
2825-2845 Lafayette Street	Silicon Valley	June 19, 2018	$55.5
			$72.0

(1)	Represents currently vacant land which is not included in our operating property count. Purchase price excludes capitalized closing costs.

Held for Sale
We sold the remaining four properties that met the criteria to be classified as held for sale as of March 31, 2018 during the three months ended June 30, 2018. As of December 31, 2017, we had identified eight properties that met the criteria to be classified as held for sale. As of December 31, 2017, the eight properties had an aggregate carrying value of $139.5 million within total assets and $5.0 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet, respectively. The properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.
Dispositions

We sold the following real estate properties during the six months ended June 30, 2018:

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain (loss) on sale (in millions)
200 Quannapowitt Parkway	Boston	January 25, 2018	$15.0	$(0.4)
34551 Ardenwood Boulevard	Silicon Valley	February 9, 2018	73.3	25.3
3065 Gold Camp Drive	Sacramento	March 14, 2018	14.2	5.4
11085 Sun Center Drive	Sacramento	March 14, 2018	36.8	9.1
Austin Portfolio	Austin	April 19, 2018	47.6	12.0
2010 East Centennial Circle	Phoenix	May 22, 2018	5.5	(0.5)
1125 Energy Park Drive	Minneapolis	May 31, 2018	7.0	2.8
			$199.4	$53.7

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

4. Investments in Unconsolidated Joint Ventures
As of June 30, 2018, our investments in unconsolidated joint ventures consist of effective 50% interests in four joint ventures that own data center buildings in Seattle, Hong Kong, Tokyo and Osaka, 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR), and a 17% interest in a joint venture that owns a data center property in Silicon Valley. The Osaka/Tokyo joint venture was formed on November 1, 2017.
The following tables present summarized financial information for our joint ventures as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018 and 2017 (in thousands):

	As of June 30, 2018					Six Months Ended June 30, 2018
2018	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$1,038,172	$1,338,870	$717,024	$830,944	$507,926	$105,759	$(38,786)	$66,973	$29,897
Our investment in and share of equity in earnings of unconsolidated joint ventures					$167,306				$14,848

	As of December 31, 2017					Six Months Ended June 30, 2017
2017	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$1,061,950	$1,375,006	$712,690	$869,879	$505,127	$71,072	$(21,969)	$49,103	$20,615
Our investment in and share of equity in earnings of unconsolidated joint ventures					$163,477				$13,712

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
June 30, 2018 and 2017

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2018 and December 31, 2017.

	Balance as of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$1,464,461	$1,473,515
Accumulated amortization	(709,645)	(613,948)
Net	$754,816	$859,567
Tenant relationship value:
Gross amount	$1,971,915	$1,978,277
Accumulated amortization	(231,111)	(169,919)
Net	$1,740,804	$1,808,358
Acquired above-market leases:
Gross amount	$281,263	$294,514
Accumulated amortization	(131,179)	(110,139)
Net	$150,084	$184,375
Acquired below-market leases:
Gross amount	$445,551	$469,119
Accumulated amortization	(229,031)	(219,654)
Net	$216,520	$249,465
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a (decrease)/increase in rental revenues of $(7.0) million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and $(13.8) million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 8.4 years and 3.3 years, respectively, as of June 30, 2018. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing July 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$(13,782)
2019	(16,399)
2020	(4,146)
2021	1,159
2022	8,243
Thereafter	91,361
Total	$66,436

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $55.1 million and $14.4 million for the three months ended June 30, 2018 and 2017, respectively, and $112.1 million and $28.6 million for the six months ended June 30, 2018 and 2017, respectively. The expected average amortization period for acquired in-place lease value is 6.3 years as of June 30, 2018. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.7 years as of June 30, 2018. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing July 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$98,083
2019	147,579
2020	111,714
2021	87,152
2022	65,258
Thereafter	245,030
Total	$754,816

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $30.9 million and $17.5 million for the three months ended June 30, 2018 and 2017, respectively, and $62.0 million and $35.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the weighted average remaining contractual life for tenant relationship value was 14.8 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing July 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$61,693
2019	123,386
2020	123,386
2021	123,386
2022	123,386
Thereafter	1,185,567
Total	$1,740,804

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes) and 4.450% notes due 2028 (2028 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, an indirect, wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes) and 3.300% notes due 2029 (2029 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2018		Maturity Date	Principal Outstanding at June 30, 2018		Principal Outstanding at December 31, 2017
Global revolving credit facility	Various	(1)	Jan 15, 2020	$472,438	(2)	$558,191	(2)
Deferred financing costs, net				(5,467)		(7,245)
Global revolving credit facility, net				466,971		550,946
Unsecured Term Loans
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,080,867	(5)	1,125,117	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	300,000	(5)
Deferred financing costs, net				(4,083)		(4,784)
Unsecured term loan, net				1,376,784		1,420,333
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019	146,050	(6)	150,063	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023	350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023	396,210	(7)	405,390	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024	701,040	(6)	720,300	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024	330,175	(7)	337,825	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025	528,280	(7)	540,520	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
3.700% notes due 2027	3.700%		Aug 15, 2027	1,000,000		1,000,000
4.450% notes due 2028	4.450%		Jul 15, 2028	650,000		—
3.300% notes due 2029	3.300%		Jul 19, 2029	462,245	(7)	472,955	(7)
Unamortized discounts				(17,509)		(18,508)
Total senior notes, net of discount				7,196,491		6,608,545
Deferred financing costs, net				(40,407)		(37,788)
Total unsecured senior notes, net of discount and deferred financing costs				7,156,084		6,570,757

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

Indebtedness	Interest Rate at June 30, 2018		Maturity Date	Principal Outstanding June 30, 2018	Principal Outstanding December 31, 2017
Mortgage loans:
731 East Trade Street	8.22%		Jul 1, 2020	$2,080	$2,370
Secured note due 2023	LIBOR + 1.100%	(4)	Mar 1, 2023	104,000	104,000
Unamortized net premiums				194	241
Total mortgage loans, including premiums				106,274	106,611
Deferred financing costs, net				(29)	(29)
Total mortgage loans, including premiums and net of deferred financing costs				106,245	106,582
Total indebtedness				$9,106,084	$8,648,618
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

(2)	Balances as of June 30, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2018		Weighted-average interest rate	Balance as of December 31, 2017		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$205,000		3.09%	$400,000		2.48%
British pound sterling (£)	—		—%	18,918	(d)	1.50%
Euro (€)	60,757	(c)	0.63%	31,213	(d)	0.62%
Australian dollar (AUD)	27,917	(c)	2.94%	—		—%
Hong Kong dollar (HKD)	6,741	(c)	2.88%	4,100	(d)	2.20%
Japanese yen (JPY)	106,827	(c)	0.92%	65,890	(d)	0.96%
Singapore dollar (SGD)	3,523	(c)	2.42%	—		—%
Canadian dollar (CAD)	61,673	(c)	2.64%	23,070	(d)	2.36%
Total	$472,438		2.21%	$543,191		2.15%
Base Rate Borrowing (b)
U.S. dollar ($)	$—		—%	$15,000		4.50%
Total borrowings	$472,438		2.21%	$558,191		2.21%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate.

(c)	Based on exchange rates of $1.17 to €1.00, $0.74 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.76 to 1.00 CAD, respectively, as of June 30, 2018.

(d)	Based on exchange rates of $1.35 to £1.00, $1.20 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.80 to 1.00 CAD, respectively, as of December 31, 2017.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

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

(5)	Balances as of June 30, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2018		Weighted-average interest rate		Balance as of December 31, 2017		Weighted-average interest rate
U.S. dollar ($)	$606,911		3.39%	(b)	$606,911		2.78%	(d)
British pound sterling (£)	223,825	(a)	1.61%	(b)	229,011	(c)	1.59%	(d)
Singapore dollar (SGD)	207,914	(a)	2.49%		233,788	(c)	2.17%
Australian dollar (AUD)	170,537	(a)	3.02%		179,841	(c)	2.79%
Hong Kong dollar (HKD)	85,028	(a)	2.75%		85,762	(c)	2.20%
Canadian dollar (CAD)	74,998	(a)	2.74%	(b)	78,357	(c)	2.44%	(d)
Japanese yen (JPY)	11,654	(a)	1.02%		11,447	(c)	1.05%
Total	$1,380,867		2.82%	(b)	$1,425,117		2.42%	(d)

(a)	Based on exchange rates of $1.32 to £1.00, $0.73 to 1.00 SGD, $0.74 to 1.00 AUD, $0.13 to 1.00 HKD, $0.76 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of June 30, 2018.

(b)
As of June 30, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.53% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $1.35 to £1.00, $0.75 to 1.00 SGD, $0.78 to 1.00 AUD,$0.13 to 1.00 HKD, $0.80 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2017.

(d)	As of December 31, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.41% (Total).

(6)	Based on exchange rates of $1.17 to €1.00 as of June 30, 2018 and $1.20 to €1.00 as of December 31, 2017.

(7)	Based on exchange rates of $1.32 to £1.00 as of June 30, 2018 and $1.35 to £1.00 as of December 31, 2017.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that enables us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of June 30, 2018, interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, plus a margin of 1.00%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2018, approximately $22.8 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of June 30, 2018, we were in compliance with all of such covenants.
Unsecured Term Loans

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at June 30, 2018, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of June 30, 2018, we were in compliance with all of such covenants.
4.450% Notes due 2028

On June 21, 2018, the Operating Partnership issued $650.0 million in aggregate principal amount of notes, maturing on July 15, 2028 with an interest rate of 4.450% per annum, which we refer to as the 2028 Notes. The purchase price paid by the initial purchasers was 99.852% of the principal amount. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2028 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2019. The net proceeds from the offering after deducting the original issue discount of approximately $1.0 million and underwriting commissions and expenses of approximately $5.7 million was approximately $643.3 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility and for general corporate purposes. The 2028 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2028 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2018, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

The table below summarizes our debt maturities and principal payments as of June 30, 2018 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loans	Unsecured Senior Notes	Mortgage Loans	Total Debt
Remainder of 2018	$—	$—	$—	$303	$303
2019	—	—	146,050	644	146,694
2020	472,438	—	1,000,000	1,133	1,473,571
2021	—	1,080,867	400,000	—	1,480,867
2022	—	—	800,000	—	800,000
Thereafter	—	300,000	4,867,950	104,000	5,271,950
Subtotal	$472,438	$1,380,867	$7,214,000	$106,080	$9,173,385
Unamortized discount	—	—	(17,509)	—	(17,509)
Unamortized premium	—	—	—	194	194
Total	$472,438	$1,380,867	$7,196,491	$106,274	$9,156,070

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$65,134	$57,837	$151,432	$123,982
Weighted average shares outstanding—basic	205,956,005	160,832,889	205,835,757	160,069,201
Potentially dilutive common shares:
Unvested incentive units	151,265	161,553	150,864	151,807
Forward equity offering	—	216,526	—	251,119
Market performance-based awards	455,809	570,899	473,549	587,400
Weighted average shares outstanding—diluted	206,563,079	161,781,867	206,460,170	161,059,527
Income per share:
Basic	$0.32	$0.36	$0.74	$0.77
Diluted	$0.32	$0.36	$0.73	$0.77
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	8,332,194	2,244,710	8,313,432	2,211,476
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,898,314	—	1,932,872	—
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	—	70,119	—	926,601
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,353,805	2,157,221	2,396,655	2,297,648
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,449,255	3,161,182	3,512,048	3,366,963
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,356,559	2,159,745	2,399,459	2,300,337
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,880,144	—	1,914,371	—
Total	20,270,271	9,792,977	20,468,837	11,103,025

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common unitholders	$67,834	$58,644	$157,612	$125,693
Weighted average units outstanding—basic	214,288,199	163,077,599	214,149,188	162,280,678
Potentially dilutive common units:
Unvested incentive units	151,265	161,553	150,864	151,807
Forward equity offering	—	216,526	—	251,119
Market performance-based awards	455,809	570,899	473,549	587,400
Weighted average units outstanding—diluted	214,895,273	164,026,577	214,773,601	163,271,004
Income per unit:
Basic	$0.32	$0.36	$0.74	$0.77
Diluted	$0.32	$0.36	$0.73	$0.77
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,898,314	—	1,932,872	—
Potentially dilutive Series F Cumulative Redeemable Preferred Units	—	70,119	—	926,601
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,353,805	2,157,221	2,396,655	2,297,648
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,449,255	3,161,182	3,512,048	3,366,963
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,356,559	2,159,745	2,399,459	2,300,337
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,880,144	—	1,914,371	—
Total	11,938,077	7,548,267	12,155,405	8,891,549

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2018. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and six months ended June 30, 2018 and 2017.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, we had deferred tax liabilities net of deferred tax assets of approximately $161.8 million and $167.0 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European portfolio acquisition in July 2016. The valuation allowance against the deferred tax assets at June 30, 2018 and December 31, 2017 relate primarily to net operating loss carryforwards attributable to certain foreign jurisdictions and from the acquisition of Telx, that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of June 30, 2018 and December 31, 2017.

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
June 30, 2018 and 2017

11. Equity and Accumulated Other Comprehensive Loss, Net

(a) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	206,055,117	96.0%	205,470,300	96.0%
Noncontrolling interests consist of:
Common units held by third parties	6,531,727	3.1%	6,899,094	3.2%
Incentive units held by employees and directors (see Note 14)	1,966,305	0.9%	1,590,001	0.8%
	214,553,149	100.0%	213,959,395	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $894.2 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2018 and December 31, 2017, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2018:

	Common Units	Incentive Units	Total
As of December 31, 2017	6,899,094	1,590,001	8,489,095
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(367,367)	—	(367,367)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(39,272)	(39,272)
Incentive units issued upon achievement of market performance condition	—	326,947	326,947
Grant of incentive units to employees and directors	—	105,800	105,800
Cancellation / forfeitures of incentive units held by employees and directors	—	(17,171)	(17,171)
As of June 30, 2018	6,531,727	1,966,305	8,498,032

(1)
Redemption of common units were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(b) Dividends
We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2018 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$208,015
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	208,071
		$6,666	$7,344	$13,460	$7,938	$5,250	$416,086

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

(c) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2017	$(147,370)	$13,200	$25,738	$(108,432)
Net current period change	(10,550)	12,891	—	2,341
Reclassification to interest expense from interest rate swaps	—	(979)	—	(979)
Balance as of June 30, 2018	$(157,920)	$25,112	$25,738	$(107,070)

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
June 30, 2018 and 2017

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $894.2 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2018 and December 31, 2017, respectively.

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2018 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$216,953
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	216,789
		$6,666	$7,344	$13,460	$7,938	$5,250	$433,742

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

(d) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2017	$(151,795)	$12,758	$26,152	$(112,885)
Net current period change	(10,976)	13,411	—	2,435
Reclassification to interest expense from interest rate swaps	—	(1,018)	—	(1,018)
Balance as of June 30, 2018	$(162,771)	$25,151	$26,152	$(111,468)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

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
As of June 30, 2018, approximately 7.1 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
Below is a summary of our compensation expense for the three and six months ended June 30, 2018 and 2017 and our unearned compensation as of June 30, 2018 and December 31, 2017 (in millions):

	Deferred Compensation				Unearned Compensation		Expected period to recognize unearned compensation (in years)
	Expensed		Capitalized		As of June 30, 2018	As of December 31, 2017
	Three Months Ended June 30,
Type of incentive award	2018	2017	2018	2017
Long-term incentive units	$2.9	$1.9	$(0.1)	$0.4	$13.2	$6.9	3.0
Market performance-based awards	3.5	2.6	0.4	0.5	34.8	24.7	2.5
Restricted stock	1.7	1.1	1.1	0.8	26.5	17.5	2.9

	Six Months Ended June 30,
	2018	2017	2018	2017
Long-term incentive units	$3.8	$2.6	$0.1	$0.8
Market performance-based awards	6.6	4.6	0.7	1.2
Restricted stock	3.2	2.1	2.1	1.7
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

Below is a summary of our long-term incentive unit activity for the six months ended June 30, 2018.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	99,295	$90.59
Granted	105,800	99.71
Vested	(32,575)	97.49
Cancelled or expired	(15,356)	83.93
Unvested, end of period	157,164	$95.76
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.

(b) Market Performance-Based Awards
During the six months ended June 30, 2018 and 2017, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
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
June 30, 2018 and 2017

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
As of June 30, 2018, 2,165,692 Class D units and 590,569 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes distribution equivalent units. The fair value of these awards of approximately $96.7 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

(c) Restricted Stock
Below is a summary of our restricted stock activity for the six months ended June 30, 2018.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	259,422	$90.54
Granted	162,310	99.59
Vested	(83,468)	82.28
Cancelled or expired	(24,184)	96.79
Unvested, end of period	314,080	$96.95
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
June 30, 2018 and 2017

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2018 or December 31, 2017.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of June 30, 2018, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

As of June 30, 2018 and December 31, 2017, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2018 (5)	As of December 31, 2017 (5)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$2,882	$1,409
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	756	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	3,023	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	2,778	1,947
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	16,779	9,978
223,826	(3)	229,012	(3)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(158)	(430)
74,998	(4)	78,357	(4)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,786	3,034
$1,009,729		$1,018,274						$28,846	$18,572

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.32 to £1.00 as of June 30, 2018 and $1.35 to £1.00 as of December 31, 2017.

(4)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.76 to 1.00 CAD as of June 30, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

(5)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of June 30, 2018, we estimate that an additional $6.6 million will be reclassified as a decrease to interest expense during the twelve months ended June 30, 2019, when the hedged forecasted transactions impact earnings.
Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the year ended December 31, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of June 30, 2018.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2018, we did not have any derivatives in a net liability position, and have not posted any collateral related to these agreements.

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
June 30, 2018 and 2017

Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.
The Company’s disclosures of estimated fair value of financial instruments at June 30, 2018 and December 31, 2017 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of June 30, 2018 and December 31, 2017, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of June 30, 2018		As of December 31, 2017
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$472,438	$472,438	$558,191	$558,191
Unsecured term loans (2)(6)	Level 2	1,380,867	1,380,867	1,425,117	1,425,117
Unsecured senior notes (3)(4)(7)	Level 2	7,347,309	7,196,491	6,976,603	6,608,545
Mortgage loans (3)(8)	Level 2	106,174	106,274	106,523	106,611
		$9,306,788	$9,156,070	$9,066,434	$8,698,464

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2019 Notes, 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.750% 2025 Notes, 4.250% 2025 Notes, 2027 Notes, 2028 Notes and 2029 Notes are valued based on quoted market prices.

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2027 Notes, 2028 Notes and 2029 Notes are net of discount of $17.5 million and $18.5 million in the aggregate as of June 30, 2018 and December 31, 2017, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $5.5 million and $7.2 million as of June 30, 2018 and December 31, 2017, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $4.1 million and $4.8 million as of June 30, 2018 and December 31, 2017, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $40.4 million and $37.8 million as of June 30, 2018 and December 31, 2017, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.0 million as of June 30, 2018 and December 31, 2017, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2018 and 2017

16. Commitments and Contingencies
(a) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2018, we had open commitments, including amounts reimbursable of approximately $7.4 million, related to construction contracts of approximately $441.3 million.
(b) Legal Proceedings
The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of June 30, 2018, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facility, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; difficulty acquiring or operating properties in foreign jurisdictions; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; environmental liabilities and risks related to natural disasters; our inability to comply with rules and regulations applicable to our company; Digital Realty Trust, Inc.'s failure to maintain our status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.'s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.
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
As of June 30, 2018, our portfolio included 198 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with approximately 32.6 million rentable square feet including approximately 3.3 million square feet of space under active development and approximately 1.5 million square feet of space held for development. The 18 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 2.5 million rentable square feet. The 21 parcels of developable land we own as of June 30, 2018 comprised approximately 530 acres. At June 30, 2018, approximately 3.3 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in six U.S. metropolitan areas, four European metropolitan areas, three Asian metropolitan areas, two Australian metropolitan areas and one Canadian metropolitan area, consisting of approximately 2.0 million square feet of base building construction and 1.4 million square feet of data center construction.
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

Revenue base. As of June 30, 2018, we operated 198 data centers through our Operating Partnership, including 18 data centers held as investments in unconsolidated joint ventures and developable land. These data centers are mainly located throughout North America, with 37 located in Europe, seven in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the 18 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of June 30, 2018.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
North America
Northern Virginia	30	5,199,047	1,115,062	90,998
Dallas	21	3,365,709	201,669	81,206
Chicago	10	2,960,731	382,892	231,839
Silicon Valley	19	2,185,341	65,680	—
New York	12	1,907,206	34,821	278,170
Phoenix	4	990,385	—	108,926
San Francisco	5	989,490	—	13,753
Los Angeles	4	818,479	—	—
Atlanta	5	775,606	—	313,581
Boston	5	534,249	—	50,649
Houston	6	392,816	—	13,969
Denver	2	371,500	—	—
Minneapolis / St. Paul	1	328,765	—	—
Toronto, Canada	3	256,369	644,469	—
Miami	2	205,797	20,517	—
Charlotte	3	95,499	—	—
Austin	1	85,688	—	—
Portland	1	48,574	—	—
Seattle	1	40,480	—	75,466
North America Total	135	21,551,731	2,465,110	1,258,557

Europe
London, United Kingdom	16	1,432,248	65,902	129,099
Amsterdam, Netherlands	9	471,338	91,859	68,185
Dublin, Ireland	5	307,775	49,051	—
Paris, France	3	185,994	—	—
Frankfurt, Germany	2	83,981	83,818	—
Geneva, Switzerland	1	59,190	—	—
Manchester, United Kingdom	1	38,016	—	—
Europe Total	37	2,578,542	290,630	197,284

Asia Pacific
Singapore	2	465,519	75,119	—
Sydney, Australia	3	138,207	176,150	—
Melbourne, Australia	2	125,329	21,241	—
Osaka, Japan	1	—	239,999	—
Asia Pacific Total	8	729,055	512,509	—

Non-Data Center Properties	—	584,212	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
Hong Kong	1	129,457	56,843	—
New York	1	108,336	—	—
	13	1,430,546	56,843	—

Non-Managed Unconsolidated Joint Ventures
Seattle	2	451,369	—	—
Tokyo, Japan	2	430,277	—	—
Osaka, Japan	1	92,087	—	—
	5	973,733	—	—

Total	198	27,847,819	3,325,092	1,455,841

(1)
Current net rentable square feet as of June 30, 2018, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.

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

As of June 30, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, were approximately 89.4% leased excluding approximately 3.3 million square feet of space under active development and approximately 1.5 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2018, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2019 are 20.1% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of June 30, 2018.
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
Foreign currency exchange risk. For the six months ended June 30, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 3.3 million square feet of space under active development and approximately 1.5 million square feet of space held for development as of June 30, 2018, the occupancy rate of our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was approximately 89.4% of our net rentable square feet.
As of June 30, 2018, we had over 2,300 customers in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of June 30, 2018, approximately 90% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 25.4 million net rentable square feet, excluding space under active development and space held for development and 18 data centers held as investments in unconsolidated joint ventures, at June 30, 2018 is approximately 1.4 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of June 30, 2018, we had approximately 3.3 million square feet of space under active development and approximately 1.5 million square feet of space held for development, or approximately 15% of the total rentable space in our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.8 million square feet of available space in our portfolio, which excludes approximately 3.3 million square feet of space under active development and approximately 1.5 million square feet of space held for development as of June 30, 2018 and the five data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 5.2% and 14.9% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2018 and the year ending December 31, 2019, respectively.

During the six months ended June 30, 2018, we signed renewal leases totaling approximately 0.8 million square feet of space and new leases totaling approximately 1.2 million square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2018:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	381,931	$136.43	$153.53	12.5%	$7.58	4.7
Powered Base Building ®	45,300	$59.28	$69.02	16.4%	$18.64	8.5
Colocation	239,176	$276.17	$284.54	3.0%	$—	1.4
Non-technical	146,314	$17.03	$18.44	8.3%	$1.26	3.6
New Leases Signed (5)
Turn-Key Flex ®	896,971	—	$135.01	—	$36.06	7.5
Powered Base Building ®	199,103	—	$24.42	—	$2.20	10.0
Colocation	45,758	—	$300.36	—	$30.00	1.7
Non-technical	30,826	—	$23.77	—	$5.42	5.7
Leasing Activity Summary
Turn-Key Flex ®	1,278,902		$140.54
Powered Base Building ®	244,403		$32.69
Colocation	284,934		$287.08
Non-technical	177,140		$19.37

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2018 to 2019.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2018 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and slightly down on a cash basis. For the six months ended June 30, 2018, rents on renewed space increased by an average of 12.5% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 16.4% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of June 30, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of June 30, 2018 total annualized rent (1)
Northern Virginia	22.7%
Chicago	12.6%
Silicon Valley	9.1%
London, United Kingdom	9.1%
New York	8.7%
Dallas	8.1%
Phoenix	3.9%
Singapore	3.2%
San Francisco	3.2%
Seattle	2.4%
Atlanta	2.4%
Amsterdam, Netherlands	2.0%
Los Angeles	1.7%
Other	10.9%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2018 multiplied by 12. The aggregate amount of abatements for the six months ended June 30, 2018 was approximately $19.9 million.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for all or a portion of property operating expenses and real estate taxes incurred by us. However, in some cases we are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, Securities Exchange Commission, or the SEC, reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.
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
In the absence of comprehensive federal climate change legislation, over the past several years, regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and states took the lead in regulating GHG emissions in the U.S. Under the Obama administration, the EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The Trump administration has moved to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus the EPA’s mission away from such regulation.

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. In March 2017, President Trump ordered the EPA to review and if appropriate revise or rescind the Clean Power Plan, and the EPA proposed to repeal the Clean Power Plan in October 2017. In July 2018, the EPA stated that a less stringent replacement for the Clean Power Plan was being developed. In August 2018, the EPA proposed weakening Obama-era limitations on GHG emissions from automobiles. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. The Trump administration may seek to revise or reverse these regulations.

As a result, states may drive near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. As another example of state action, in January 2018, New Jersey announced that it would re-join nine other eastern states in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants. Several other states have announced that they are actively pursuing new GHG reduction programs.

Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force on November 4, 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, a number of states have formed groups supporting the Paris Agreement and pledging to fulfill its goals at the state level. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit will impact the United Kingdom’s (or the EU’s) approach to climate change regulation. In Canada, the first compliance period under Ontario’s GHG cap-and-trade program began in January 2017. Climate change regulations are in various stages of implementation in other nations as well, including nations where we operate, such as Australia, where a GHG emissions cap was implemented in 2016.

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
Interest rates. As of June 30, 2018, we had approximately $1.0 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loans, along with $472.4 million, $475.1 million and $146.1 million of variable rate debt that was outstanding on the global revolving credit facility, the unswapped portion of the unsecured term loans and the floating rate notes due 2019, or the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio consists primarily of data centers. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand in key metropolitan areas such as Northern Virginia, Dallas, Singapore and London is largely in line with supply. We also continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.
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
Revenue Recognition
The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the six months ended June 30, 2018.

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

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017. A summary of our operating results for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income Statement Data:
Total operating revenues	$754,919	$565,989	$1,499,287	$1,116,558
Total operating expenses	(610,857)	(435,332)	(1,211,412)	(848,618)
Operating income	144,062	130,657	287,875	267,940
Other expenses, net	(55,903)	(51,086)	(89,621)	(103,806)
Net income	$88,159	$79,571	$198,254	$164,134
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
Comparison of the Three and Six Months Ended June 30, 2018 to the Three and Six Months Ended June 30, 2017
Portfolio
As of June 30, 2018, our portfolio consisted of 198 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of 32.6 million rentable square feet including 3.3 million square feet of space under active development and 1.5 million square feet of space held for development compared to a portfolio consisting of 187 data centers, including three data centers held-for-sale and 15 data centers held as investments in unconsolidated joint ventures, with an aggregate of 26.4 million rentable square feet including 1.2 million square feet of space under active development and 1.8 million square feet of space held for development as of June 30, 2017.

Revenues
Total operating revenues for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental and other services	$596,326	$470,877	$125,449	$1,188,624	$932,228	$256,396
Tenant reimbursements	155,723	93,342	62,381	305,802	180,630	125,172
Fee income	2,343	1,429	914	3,476	3,324	152
Other	527	341	186	1,385	376	1,009
Total operating revenues	$754,919	$565,989	$188,930	$1,499,287	$1,116,558	$382,729
The following table shows revenues for the three and six months ended June 30, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended June 30,				Three Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental and other services	$350,933	$349,348	$1,585	0.5%	$245,393	$121,529	$123,864
Tenant reimbursements	66,626	61,989	4,637	7.5%	89,097	31,353	57,744
	$417,559	$411,337	$6,222	1.5%	$334,490	$152,882	$181,608

	Stabilized				Pre-Stabilized and Other
	Six Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental and other services	$703,242	$694,512	$8,730	1.3%	$485,382	$237,716	$247,666
Tenant reimbursements	126,446	121,931	4,515	3.7%	179,356	58,699	120,657
	$829,688	$816,443	$13,245	1.6%	$664,738	$296,415	$368,323
Stabilized rental and other services revenue increased $1.6 million and $8.7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily as a result of new leasing and or early renewals at our properties during the twelve months ended June 30, 2018, the largest of which was for space at 350 E. Cermak Road, 56 Marietta Street and 29A International Business Park, offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue increased $4.6 million and $4.5 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher utility reimbursements driven by increased power consumption and new leasing.

Pre-stabilized and other revenues increased $181.6 million and $368.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $160.9 million ($105.5 million of rental and other services revenue and $55.4 million of tenant reimbursements) and $317.9 million ($208.4 million of rental and other services revenue and $109.5 million of tenant reimbursements) to the increases, respectively, along with a contribution of $5.8 million and $11.5 million for the three and six months ended June 30, 2018, respectively, to rental and other services revenue from 505 North Railroad Avenue, which was acquired in December 2017, and new leases at our properties during the twelve months ended June 30, 2018. These increases were offset partially by a decrease in revenues as a result of properties sold during the twelve months ended June 30, 2018.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental property operating and maintenance	$230,322	$174,716	$55,606	$455,962	$344,055	$111,907
Property taxes	27,284	28,161	(877)	62,547	55,080	7,467
Insurance	2,606	2,576	30	6,337	5,168	1,169
Depreciation and amortization	298,788	178,111	120,677	593,577	354,577	239,000
General and administrative	46,099	37,509	8,590	82,622	72,156	10,466
Transaction and integration expenses	5,606	14,235	(8,629)	9,784	17,558	(7,774)
Other	152	24	128	583	24	559
Total operating expenses	$610,857	$435,332	$175,525	$1,211,412	$848,618	$362,794
Interest expense	$78,810	$57,582	$21,228	$155,795	$113,032	$42,763

The following table shows property level expenses for the three and six months ended June 30, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended June 30,				Three Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental property operating and maintenance	$122,669	$122,450	$219	0.2%	$107,653	$52,266	$55,387
Property taxes	14,844	18,697	(3,853)	(20.6)%	12,440	9,464	2,976
Insurance	2,025	2,211	(186)	(8.4)%	581	365	216
	$139,538	$143,358	$(3,820)	(2.7)%	$120,674	$62,095	$58,579

	Stabilized				Pre-Stabilized and Other
	Six Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental property operating and maintenance	$243,475	$242,214	$1,261	0.5%	$212,487	$101,841	$110,646
Property taxes	35,019	37,301	(2,282)	(6.1)%	27,528	17,779	9,749
Insurance	4,234	4,280	(46)	(1.1)%	2,103	888	1,215
	$282,728	$283,795	$(1,067)	(0.4)%	$242,118	$120,508	$121,610
Stabilized rental property operating and maintenance expenses increased approximately $0.2 million and $1.3 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily related to higher utility costs offset by reduced labor costs and cost containment measures across the portfolio.
Stabilized property taxes decreased by approximately $3.9 million and $2.3 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily due to a refund at one of our properties in our stabilized portfolio.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $55.4 million and $110.6 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $46.3 million and $89.9 million, respectively.
Pre-stabilized and other property tax expense increased approximately $3.0 million and $9.7 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $5.1 million and $10.4 million, respectively, offset partially by a reduction in property tax liabilities at certain properties in our London metropolitan area.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $120.7 million and $239.0 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, principally because of the properties acquired in the DFT merger, which contributed approximately $102.6 million and $214.0 million, respectively, along with depreciation on development projects that were placed into service during the twelve months ended June 30, 2018.

General and Administrative

General and administrative expenses increased by approximately $8.6 million and $10.5 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase is primarily due to an increase in headcount from 2017 to 2018 to support the Company's continued growth.

Transactions and Integration Expenses

Transactions and integration expense decreased by approximately $8.6 million and $7.8 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, principally due to expenses incurred for the DFT Merger, which was completed in September 2017.

Interest Expense

Interest expense increased by approximately $21.2 million and $42.8 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to the issuance of the 2019 Notes in May 2017, the issuance of the 2.750% 2024 Notes and the 2029 Notes in July 2017, the issuance of the 2.750% 2023 Notes and the 2027 Notes in August 2017 and the issuance of the 2028 Notes in June 2018.

Other Income (Expense)

Gain on Sale of Properties

During the six months ended June 30, 2018, we recognized a gain on sale of properties of $53.5 million primarily related to the disposition of (i) 200 Quannapowitt Parkway, which sold for $15.0 million in January 2018, (ii) 34551 Ardenwood Boulevard, which sold for $73.3 million in February 2018, (iii) 3065 Gold Camp Drive, which sold for $14.2 million in March 2018, (iv) 11085 Sun Center Drive, which sold for $36.8 million in March 2018, (v) the Austin Portfolio, which sold for $47.6 million in April 2018, (vi) 2010 East Centennial Circle, which sold for $5.5 million in May 2018 and (vii) 1125 Energy Park Drive, which sold for $7.0 million in May 2018.

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

Our Parent Company is a well-known seasoned issuer with an effective shelf registration statement filed on September 22, 2017, which allows our Parent Company to register an unspecified amount of various classes of equity securities. As circumstances warrant, our Parent Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would generally be contributed to our

Operating Partnership in exchange for additional equity interests in our Operating Partnership. Our Operating Partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

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
Our Parent Company entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements were, and will be, made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through June 30, 2018, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2018 and 2017. As of June 30, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On June 21, 2018, the Operating Partnership issued $650.0 million in aggregate principal amount of notes, maturing on July 15, 2028 with an interest rate of 4.450% per annum, which we refer to as the 2028 Notes. The purchase price paid by the initial purchasers was 99.852% of the principal amount. The 2028 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by our Parent Company. Interest on the 2028 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2019. The net proceeds from the offering after deducting the original issue discount of approximately $1.0 million and underwriting commissions and expenses of approximately $5.7 million was approximately $643.3 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility and for general corporate purposes.
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

Our Parent Company has declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2018 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$208,015
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	208,071
		$6,666	$7,344	$13,460	$7,938	$5,250	$416,086

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

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
As of June 30, 2018, we had $17.6 million of cash and cash equivalents, excluding $9.4 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.
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
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that enables us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of June 30, 2018, borrowings under the global revolving credit facility bore interest at an overall blended rate of 2.21% comprised of 3.09% (U.S. dollars), 0.63% (Euro), 2.94% (Australian dollars), 2.88% (Hong Kong dollars), 0.92% (Japanese yen), 2.42% (Singapore dollars) and 2.64% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.00%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2018, we have capitalized approximately $5.5 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of June 30, 2018, approximately $472.4 million was drawn under the global revolving credit facility and $22.8 million of letters of credit were issued, leaving approximately $1.5 billion available for use.
On January 15, 2016, we refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at June 30, 2018, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of June 30, 2018, we have capitalized approximately $4.1 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.

On June 21, 2018, we issued $650.0 million in aggregate principal amount of notes, maturing on July 15, 2028 with an interest rate of 4.450% per annum, which we refer to as the 2028 Notes. The purchase price paid by the initial purchasers was 99.852% of the principal amount. The 2028 Notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness of the and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2028 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2019. The net proceeds from the offering after deducting the original issue discount of approximately $1.0 million and underwriting commissions and expenses of approximately $5.7 million was approximately $643.3 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility and for general corporate purposes.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our Parent Company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our Parent Company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our Parent Company. No sales were made under the program during the six months ended June 30,

2018 and 2017. As of June 30, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate in the condensed consolidated balance sheets) as of June 30, 2018 and December 31, 2017:

Development Lifecycle	As of June 30, 2018				As of December 31, 2017
(dollars in thousands)	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost

Development Construction in Progress
Space Held for Development (5)	1,455,841	$342,865	$—	$342,865	1,573,758	$416,553	$—	$416,553
Base Building Construction	1,971,211	343,300	240,707	584,007	1,333,763	222,093	149,507	371,600
Data Center Construction	1,297,038	631,212	615,618	1,246,830	1,366,393	748,006	500,674	1,248,680
Equipment Pool & Other Inventory		4,163	—	4,163		7,245	—	7,245
Campus, Tenant Improvements & Other		2,458	8,978	11,436		5,787	8,360	14,147
Total Development Construction in Progress	4,724,090	1,323,998	865,303	2,189,301	4,273,914	1,399,684	658,541	2,058,225
Land Inventory	(6)	261,368	—	261,368	(6)	352,406	—	352,406
Enhancement & Other		12,858	28,730	41,588		8,416	27,209	35,625
Recurring		12,165	18,904	31,069		23,985	29,184	53,169
Total Construction in Progress		$1,610,389	$912,937	$2,523,326		$1,784,491	$714,934	$2,499,425

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through June 30, 2018 and included in land and building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2017 and included in land and building and improvements in the condensed consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.

(6)	Represents approximately 530 acres as of June 30, 2018 and approximately 539 acres as of December 31, 2017.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Data center construction includes 1.3 million square feet of Turn Key Flex® and Powered Base Building® product with a cost to date of approximately $631.2 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2018, we had approximately 3.3 million square feet of space under active development and approximately 1.5 million square feet of space held for development. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At June 30, 2018, the approximate 3.3 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in six U.S. metropolitan areas, four European metropolitan areas, three Asian metropolitan areas, two Australian metropolitan areas and one Canadian metropolitan area, consisting of approximately 2.0 million square feet of base building construction and 1.4 million square feet of data center construction. At June 30, 2018, we had open commitments, including amounts reimbursable of approximately $7.4 million, related to construction contracts of approximately $441.3 million.
We currently expect to incur approximately $0.5 billion to $0.7 billion of capital expenditures for our development programs during the six months ending December 31, 2018, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Development projects	$492,007	$370,870
Enhancement and improvements	9,048	4,538
Recurring capital expenditures	61,775	56,328
Total capital expenditures (excluding indirect costs)	$562,830	$431,736
For the six months ended June 30, 2018, total capital expenditures increased $131.1 million to approximately $562.8 million from $431.7 million for the same period in 2017. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2018 were approximately $501.1 million, which reflects an increase of approximately 33% from the same period in 2017. This increase was primarily due to increased spending for ground-up development projects (including development projects acquired in the DFT Merger), Turn-Key Flex space development and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2018 and 2017 were $51.0 million and $44.3 million, respectively. Capitalized interest comprised approximately $15.5 million and $8.4 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2018 and 2017. Capitalized interest in the six months ended June 30, 2018 increased compared to the same period in 2017 due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the six months ended June 30, 2018 increased compared to the same period in 2017 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2018.
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
Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. During the six months ended June 30, 2018, our Operating Partnership declared the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$216,953
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	216,789
		$6,666	$7,344	$13,460	$7,938	$5,250	$433,742

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of June 30, 2018 (in millions):

Debt Summary:
Fixed rate	$7,070.1
Variable rate debt subject to interest rate swaps	1,009.7
Total fixed rate debt (including interest rate swaps)	8,079.8
Variable rate—unhedged	1,093.6
Total	$9,173.4
Percent of Total Debt:
Fixed rate (including swapped debt)	88.1%
Variable rate	11.9%
Total	100.0%
Effective Interest Rate as of June 30, 2018 (1)
Fixed rate (including hedged variable rate debt)	3.76%
Variable rate	2.14%
Effective interest rate	3.57%

(1)	Excludes impact of deferred financing cost amortization.
As of June 30, 2018, we had approximately $9.2 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2018 of $111.58). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of June 30, 2018, our debt had a weighted average term to initial maturity of approximately 5.4 years (or approximately 5.4 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of June 30, 2018, we were party to interest rate swap agreements related to $1.0 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of June 30, 2018, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $265.6 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017
The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2018 and 2017 (in thousands).

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$673,088	$519,312	$153,776
Net cash used in investing activities	(525,580)	(463,464)	(62,116)
Net cash used in financing activities	(133,839)	(19,435)	(114,404)
Net increase in cash, cash equivalents and restricted cash	$13,669	$36,413	$(22,744)
The increase in net cash provided by operating activities was primarily due to the properties acquired in the DFT Merger. The increases in cash flow were partially offset by properties sold in 2017 and 2018 and an increase in interest expense.
Net cash used in investing activities consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2018	2017	Change
Improvements to investments in real estate	$(613,841)	$(476,070)	$(137,771)
Acquisitions of real estate	(76,286)	(34,829)	(41,457)
Prepaid construction costs and other investments	(27,869)	—	(27,869)
Proceeds from sale of properties, net of sales costs	195,385	—	195,385
Excess proceeds from forward contracts	—	51,308	(51,308)
Other	(2,969)	(3,873)	904
Net cash used in investing activities	$(525,580)	$(463,464)	$(62,116)
Net cash used in financing activities for the Company consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2018	2017	Change
Repayments of borrowings, net of proceeds	$(108,013)	$288,488	$(396,501)
Net proceeds from issuance of common and preferred stock, including equity plans	1,857	214,493	(212,636)
Redemption of preferred stock	—	(182,500)	182,500
Proceeds from unsecured senior notes	649,038	140,463	508,575
Dividend and distribution payments	(673,625)	(480,117)	(193,508)
Other	(3,096)	(262)	(2,834)
Net cash used in financing activities	$(133,839)	$(19,435)	$(114,404)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 offset by higher proceeds in 2018 from the issuance of the 2028 Notes as compared to the proceeds in 2017 from the issuance of the 2019 Notes. The increase in dividend and distribution payments for the six months ended June 30, 2018 as compared to the same period in 2017, which was a result of an increase in the number of shares outstanding and dividend amount per share of common stock in the six months ended June 30, 2018 as compared to the same period in 2017.

Net cash used in financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2018	2017	Change
Repayments of borrowings, net of proceeds	$(108,013)	$288,488	$(396,501)
General partner contributions, net	1,857	31,993	(30,136)
Proceeds from unsecured senior notes	649,038	140,463	508,575
Distribution payments	(673,625)	(480,117)	(193,508)
Other	(3,096)	(262)	(2,834)
Net cash used in financing activities	$(133,839)	$(19,435)	$(114,404)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 offset by higher proceeds in 2018 from the issuance of the 2028 Notes as compared to the proceeds in 2017 from the issuance of the 2019 Notes. The increase in distribution payments for the six months ended June 30, 2018 as compared to the same period in 2017, which was a result of an increase in the number of units outstanding and distribution amount per common unit in the six months ended June 30, 2018 as compared to the same period in 2017.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2018, amounted to 4.0% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$65,134	$57,837	$151,432	$123,982
Adjustments:
Noncontrolling interests in operating partnership	2,700	807	6,180	1,711
Real estate related depreciation and amortization (1)	295,750	175,010	587,436	348,457
Real estate related depreciation and amortization related to investments in unconsolidated joint ventures	3,722	2,754	7,198	5,510
(Gain) loss on sale of properties	(14,192)	(380)	(53,465)	142
FFO available to common stockholders and unitholders (2)	$353,114	$236,028	$698,781	$479,802
Basic FFO per share and unit	$1.65	$1.45	$3.26	$2.96
Diluted FFO per share and unit (2)	$1.64	$1.44	$3.25	$2.94
Weighted average common stock and units outstanding
Basic	214,288	163,078	214,149	162,281
Diluted (2)	214,895	164,027	214,774	163,271
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$298,788	$178,111	593,577	354,577
Non-real estate depreciation	(3,038)	(3,101)	(6,141)	(6,120)
	$295,750	$175,010	$587,436	$348,457

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common stock and units outstanding	214,288	163,078	214,149	162,281
Add: Effect of dilutive securities	607	949	625	990
Weighted average common stock and units outstanding—diluted	214,895	164,027	214,774	163,271

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2018, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$7,070.1	$7,203.5
Variable rate debt subject to interest rate swaps	1,009.7	1,009.7
Total fixed rate debt (including interest rate swaps)	8,079.8	8,213.2
Variable rate debt	1,093.6	1,093.6
Total outstanding debt	$9,173.4	$9,306.8
Interest rate derivatives included in this table and their fair values as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2018 (5)	As of December 31, 2017 (5)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$2,882	$1,409
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	756	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	3,023	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	2,778	1,947
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	16,779	9,978
223,826	(3)	229,012	(3)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(158)	(430)
74,998	(4)	78,357	(4)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,786	3,034
$1,009,729		$1,018,274						$28,846	$18,572

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.32 to £1.00 as of June 30, 2018 and $1.35 to £1.00 as of December 31, 2017.

(4)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.76 to 1.00 CAD as of June 30, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

(5)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2018:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4.9
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(5.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	2.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(2.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	75.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(70.3)
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
Foreign Currency Exchange Risk
For the six months ended June 30, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2018 and 2017, operating revenues from properties outside the United States contributed $140.8 million and $126.9 million, respectively, which represented 18.6% and 22.4% of our total operating revenues, respectively. For the six months ended June 30, 2018 and 2017, operating revenues from properties outside the United States contributed $281.7 million and $248.3 million, respectively, which represented 18.8% and 22.2% of our total operating revenues, respectively. Net investment in properties outside the United States was $3.2 billion and $3.1 billion as of June 30, 2018 and December 31, 2017, respectively. Net assets in foreign operations were approximately $0.1 billion and $0.3 billion as of June 30, 2018 and December 31, 2017, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of June 30, 2018, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

None.
Digital Realty Trust, L.P.
During the three months ended June 30, 2018, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended June 30, 2018, Digital Realty Trust, Inc. issued an aggregate of 4,987 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2018, our Operating Partnership issued an aggregate of 4,987 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended June 30, 2018, an aggregate of 63,056 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 58,069 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $21.4 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

10.1†	Separation and Consulting Agreement, dated as of May 11, 2018, among Digital Realty Trust, Inc., DLR LLC and Scott E. Peterson.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Equity/Capital for the six months ended June 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 7, 2018	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 7, 2018	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 7, 2018	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

August 7, 2018		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 7, 2018		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 7, 2018		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)