Form 10-Q
period 2018-09-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2018-11-02
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at October 31, 2018
Common Stock, $.01 par value per share	206,282,023

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2018 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2018, Digital Realty Trust, Inc. owned an approximate 96.1% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 3.9% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2018, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,226,729	$1,136,341
Acquired ground leases	10,762	11,150
Buildings and improvements	16,007,132	15,215,405
Tenant improvements	566,751	553,040
Total investments in properties	17,811,374	16,915,936
Accumulated depreciation and amortization	(3,755,596)	(3,238,227)
Net investments in properties	14,055,778	13,677,709
Investments in unconsolidated joint ventures	169,919	163,477
Net investments in real estate	14,225,697	13,841,186
Cash and cash equivalents	46,242	51
Accounts and other receivables, net of allowance for doubtful accounts of $9,060 and $6,737 as of September 30, 2018 and December 31, 2017, respectively	308,709	276,347
Deferred rent	454,412	430,026
Acquired above-market leases, net	135,127	184,375
Goodwill	3,373,342	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,734,158	2,998,806
Restricted cash	8,068	13,130
Assets held for sale	—	139,538
Other assets	176,355	131,291
Total assets	$21,462,110	$21,404,345
LIABILITIES AND EQUITY
Global revolving credit facility, net	$590,289	$550,946
Unsecured term loans, net	1,352,969	1,420,333
Unsecured senior notes, net	7,130,541	6,570,757
Mortgage loans, including premiums, net	106,072	106,582
Accounts payable and other accrued liabilities	1,059,355	980,218
Accrued dividends and distributions	—	199,761
Acquired below-market leases, net	208,202	249,465
Security deposits and prepaid rents	233,667	217,898
Obligations associated with assets held for sale	—	5,033
Total liabilities	10,681,095	10,300,993

Redeemable noncontrolling interests – operating partnership	17,553	53,902
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 50,650,000 and 50,650,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,249,560	1,249,560
Common Stock: $0.01 par value per share, 315,000,000 shares authorized, 206,267,055 and 205,470,300 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,049	2,044
Additional paid-in capital	11,333,035	11,261,461
Accumulated dividends in excess of earnings	(2,455,189)	(2,055,552)
Accumulated other comprehensive loss, net	(103,201)	(108,432)
Total stockholders’ equity	10,026,254	10,349,081
Noncontrolling Interests:
Noncontrolling interests in operating partnership	671,269	698,126
Noncontrolling interests in consolidated joint ventures	65,939	2,243
Total noncontrolling interests	737,208	700,369
Total equity	10,763,462	11,049,450
Total liabilities and equity	$21,462,110	$21,404,345
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Rental and other services	$603,833	$500,442	$1,792,457	$1,432,670
Tenant reimbursements	163,104	107,613	468,906	288,243
Fee income	1,469	1,662	4,945	4,986
Other	518	208	1,903	584
Total operating revenues	768,924	609,925	2,268,211	1,726,483
Operating Expenses:
Rental property operating and maintenance	245,971	190,061	701,933	534,116
Property taxes	34,871	32,586	97,418	87,666
Insurance	2,653	2,590	8,990	7,758
Depreciation and amortization	293,957	199,914	887,534	554,491
General and administrative	41,642	43,765	124,264	115,921
Transactions and integration	9,626	42,809	19,410	60,367
Impairment of investments in real estate	—	28,992	—	28,992
Other	1,139	3,051	1,722	3,075
Total operating expenses	629,859	543,768	1,841,271	1,392,386
Operating income	139,065	66,157	426,940	334,097
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,886	5,880	23,734	19,592
Gain on sale of properties	26,577	9,750	80,042	9,608
Interest and other income (expense)	(981)	2,813	2,375	3,331
Interest expense	(80,851)	(71,621)	(236,646)	(184,653)
Tax expense	(2,432)	(2,494)	(7,927)	(7,356)
Gain from early extinguishment of debt	—	1,990	—	1,990
Net income	90,264	12,475	288,518	176,609
Net income attributable to noncontrolling interests	(2,667)	(40)	(8,831)	(1,985)
Net income attributable to Digital Realty Trust, Inc.	87,597	12,435	279,687	174,624
Preferred stock dividends, including undeclared dividends	(20,329)	(16,575)	(60,987)	(48,473)
Issuance costs associated with redeemed preferred stock	—	—	—	(6,309)
Net income (loss) available to common stockholders	$67,268	$(4,140)	$218,700	$119,842
Net income (loss) per share available to common stockholders:
Basic	$0.33	$(0.02)	$1.06	$0.73
Diluted	$0.33	$(0.02)	$1.06	$0.73
Weighted average common shares outstanding:
Basic	206,118,472	170,194,254	205,931,031	163,481,306
Diluted	206,766,256	170,194,254	206,555,627	164,371,096
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$90,264	$12,475	$288,518	$176,609
Other comprehensive income (loss):
Foreign currency translation adjustments	2,368	(4,301)	(8,608)	25,954
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	2,925	(2,234)	16,336	(8,926)
Reclassification to interest expense from interest rate swaps	(1,271)	396	(2,289)	2,073
Comprehensive income	94,286	6,336	293,957	195,710
Comprehensive (income) loss attributable to noncontrolling interests	(2,820)	76	(9,039)	(2,213)
Comprehensive income attributable to Digital Realty Trust, Inc.	$91,466	$6,412	$284,918	$193,497
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	567,792	6	49,690	—	—	49,696	(49,696)	—	(49,696)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	206,264	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(1,292)	—	—	(1,292)	—	—	—	(1,292)
Shares issued under employee stock purchase plan	—	—	69,532	—	5,874	—	—	5,874	—	—	—	5,874
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(4,951)	—	—	(4,952)	—	—	—	(4,952)
Amortization of share-based compensation	—	—	—	—	25,213	—	—	25,213	—	—	—	25,213
Reclassification of vested share-based awards	—	—	—	—	(3,631)	—	—	(3,631)	3,631	—	3,631	—
Adjustment to redeemable noncontrolling interests—operating partnership	(36,349)	—	—	—	671	—	—	671	35,678	—	35,678	36,349
Dividends declared on preferred stock	—	—	—	—	—	(60,987)	—	(60,987)	—	—	—	(60,987)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(624,252)	—	(624,252)	(25,558)	—	(25,558)	(649,810)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	63,745	63,745	63,745
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915	—	5,915	—	—	—	5,915
Net income	—	—	—	—	—	279,687	—	279,687	8,880	(49)	8,831	288,518
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(8,272)	(8,272)	(336)	—	(336)	(8,608)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	15,705	15,705	631	—	631	16,336
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(2,202)	(2,202)	(87)	—	(87)	(2,289)
Balance as of September 30, 2018	$17,553	$1,249,560	206,267,055	$2,049	$11,333,035	$(2,455,189)	$(103,201)	$10,026,254	$671,269	$65,939	$737,208	$10,763,462
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$288,518	$176,609
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(80,042)	(9,608)
Unrealized gain on equity investment	(2,005)	—
Impairment of investments in real estate	—	28,992
Equity in earnings of unconsolidated joint ventures	(23,734)	(19,592)
Distributions from unconsolidated joint ventures	15,487	26,592
Write-off of net assets due to early lease terminations	1,723	3,075
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	570,179	409,229
Amortization of acquired in-place lease value and deferred leasing costs	317,355	145,262
Amortization of share-based compensation	21,177	15,590
Non-cash amortization of terminated swaps	858	903
Allowance for (recovery of) doubtful accounts	2,594	(1,320)
Amortization of deferred financing costs	8,926	7,572
Gain on early extinguishment of debt	—	(1,990)
Amortization of debt discount/premium	2,590	2,156
Amortization of acquired above-market leases and acquired below-market leases, net	20,008	(4,857)
Changes in assets and liabilities:
Accounts and other receivables	(37,498)	(41,713)
Deferred rent	(29,474)	(7,873)
Deferred leasing costs	(18,986)	(14,847)
Other assets	(20,794)	(1,635)
Accounts payable and other accrued liabilities	3,671	(52,597)
Security deposits and prepaid rents	(6,704)	21,603
Net cash provided by operating activities	1,033,849	681,551
Cash flows from investing activities:
Acquisitions of real estate	(116,990)	(44,354)
Proceeds from sale of properties, net of sales costs	286,204	20,200
Excess proceeds from forward contracts	—	63,956
Investments in unconsolidated joint ventures	(463)	(7,614)
Prepaid construction costs and other investments	(13,514)	—
Improvements to investments in real estate	(946,118)	(763,877)
Improvement advances to tenants	(35,223)	(37,271)
Collection of improvement advances to tenants	32,328	30,340
Cash assumed in DFT merger	—	20,650
Net cash used in investing activities	(793,776)	(717,970)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,079,673	$1,499,691
Repayments on global revolving credit facility	(1,045,816)	(2,035,808)
Repayments on unsecured term loans	(39,095)	(354,000)
Borrowings on unsecured senior notes	649,038	2,265,060
Repayments on unsecured senior notes	—	(669,109)
Principal payments on mortgage loans	(440)	(105,406)
Borrowings on mortgage loans	—	104,000
Payment of loan fees and costs	(6,272)	(15,643)
Capital contributions from (distributions paid to) noncontrolling interests in consolidated joint ventures, net	63,745	(365)
Taxes paid related to net settlement of stock-based compensation awards	(4,952)	—
Proceeds from common and preferred stock offerings, net	(1,292)	405,237
Redemption of preferred stock	—	(182,500)
Proceeds from equity plans	5,874	5,872
Proceeds from forward swap contract	1,560	—
Payment of dividends to preferred stockholders	(60,987)	(46,268)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(849,571)	(647,217)
Net cash (used in) provided by financing activities	(208,535)	223,544
Net increase in cash, cash equivalents and restricted cash	31,538	187,125
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,591	1,170
Cash, cash equivalents and restricted cash at beginning of period	13,181	22,036
Cash, cash equivalents and restricted cash at end of period	$54,310	$210,331

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$247,652	$167,148
Cash paid for income taxes	7,861	8,454
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(8,608)	$25,954
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	16,336	(8,926)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	—	2,162
Noncontrolling interests in operating partnership converted to shares of common stock	49,696	6,915
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	193,615	232,459
Addition to leasehold improvements pursuant to capital lease obligation	73,873	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$116,990	$43,585
Acquired below-market leases	—	(684)
Acquired in-place lease value and deferred leasing costs	—	1,453
Cash paid for acquisition of real estate	$116,990	$44,354

Assets and liabilities assumed in DFT merger:
Cash assumed in merger	$—	$20,650
Land	—	312,579
Building and improvements	—	3,677,497
Accounts and other receivables	—	10,978
Acquired above-market leases	—	162,333
Intangibles	—	1,582,385
Goodwill	—	2,592,181
Revolving credit facility	—	(450,697)
Unsecured term loan	—	(250,000)
Unsecured notes	—	(884,841)
Mortgage notes payable and unsecured debt	—	(105,000)
Accounts payable and other accrued liabilities	—	(248,259)
Acquired below-market leases	—	(185,543)
Other working capital, net	—	(24,630)
Redeemable noncontrolling interests -- operating partnership	—	(66,259)
Common stock issued in connection with merger	—	(5,247,558)
Common units issued in connection with merger	—	(676,566)
Issuance of preferred stock in connection with merger	—	(219,250)
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$1,226,729	$1,136,341
Acquired ground leases	10,762	11,150
Buildings and improvements	16,007,132	15,215,405
Tenant improvements	566,751	553,040
Total investments in properties	17,811,374	16,915,936
Accumulated depreciation and amortization	(3,755,596)	(3,238,227)
Net investments in properties	14,055,778	13,677,709
Investments in unconsolidated joint ventures	169,919	163,477
Net investments in real estate	14,225,697	13,841,186
Cash and cash equivalents	46,242	51
Accounts and other receivables, net of allowance for doubtful accounts of $9,060 and $6,737 as of September 30, 2018 and December 31, 2017, respectively	308,709	276,347
Deferred rent	454,412	430,026
Acquired above-market leases, net	135,127	184,375
Goodwill	3,373,342	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,734,158	2,998,806
Restricted cash	8,068	13,130
Assets held for sale	—	139,538
Other assets	176,355	131,291
Total assets	$21,462,110	$21,404,345
LIABILITIES AND CAPITAL
Global revolving credit facility, net	$590,289	$550,946
Unsecured term loans, net	1,352,969	1,420,333
Unsecured senior notes, net	7,130,541	6,570,757
Mortgage loans, including premiums, net	106,072	106,582
Accounts payable and other accrued liabilities	1,059,355	980,218
Accrued dividends and distributions	—	199,761
Acquired below-market leases, net	208,202	249,465
Security deposits and prepaid rents	233,667	217,898
Obligations associated with assets held for sale	—	5,033
Total liabilities	10,681,095	10,300,993
Redeemable limited partner common units	17,553	53,902
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 50,650,000 and 50,650,000 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,249,560	1,249,560
Common units, 206,267,055 and 205,470,300 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	8,879,895	9,207,953
Limited Partners, 8,340,587 and 8,489,095 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	675,514	702,579
Accumulated other comprehensive loss	(107,446)	(112,885)
Total partners’ capital	10,697,523	11,047,207
Noncontrolling interests in consolidated joint ventures	65,939	2,243
Total capital	10,763,462	11,049,450
Total liabilities and capital	$21,462,110	$21,404,345
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Rental and other services	$603,833	$500,442	$1,792,457	$1,432,670
Tenant reimbursements	163,104	107,613	468,906	288,243
Fee income	1,469	1,662	4,945	4,986
Other	518	208	1,903	584
Total operating revenues	768,924	609,925	2,268,211	1,726,483
Operating Expenses:
Rental property operating and maintenance	245,971	190,061	701,933	534,116
Property taxes	34,871	32,586	97,418	87,666
Insurance	2,653	2,590	8,990	7,758
Depreciation and amortization	293,957	199,914	887,534	554,491
General and administrative	41,642	43,765	124,264	115,921
Transactions and integration	9,626	42,809	19,410	60,367
Impairment of investments in real estate	—	28,992	—	28,992
Other	1,139	3,051	1,722	3,075
Total operating expenses	629,859	543,768	1,841,271	1,392,386
Operating income	139,065	66,157	426,940	334,097
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,886	5,880	23,734	19,592
Gain on sale of properties	26,577	9,750	80,042	9,608
Interest and other income (expense)	(981)	2,813	2,375	3,331
Interest expense	(80,851)	(71,621)	(236,646)	(184,653)
Tax expense	(2,432)	(2,494)	(7,927)	(7,356)
Gain from early extinguishment of debt	—	1,990	—	1,990
Net income	90,264	12,475	288,518	176,609
Net (loss) income attributable to noncontrolling interests in consolidated joint ventures	33	(119)	49	(353)
Net income attributable to Digital Realty Trust, L.P.	90,297	12,356	288,567	176,256
Preferred units distributions, including undeclared distributions	(20,329)	(16,575)	(60,987)	(48,473)
Issuance costs associated with redeemed preferred units	—	—	—	(6,309)
Net income (loss) available to common unitholders	$69,968	$(4,219)	$227,580	$121,474
Net income (loss) per unit available to common unitholders:
Basic	$0.33	$(0.02)	$1.06	$0.73
Diluted	$0.33	$(0.02)	$1.06	$0.73
Weighted average common units outstanding:
Basic	214,289,384	173,460,704	214,199,414	166,048,072
Diluted	214,937,168	173,460,704	214,824,010	166,937,862
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$90,264	$12,475	$288,518	$176,609
Other comprehensive income (loss):
Foreign currency translation adjustments	2,368	(4,301)	(8,608)	25,954
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	2,925	(2,234)	16,336	(8,926)
Reclassification to interest expense from interest rate swaps	(1,271)	396	(2,289)	2,073
Comprehensive income	$94,286	$6,336	$293,957	$195,710
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	33	(119)	49	(353)
Comprehensive income attributable to Digital Realty Trust, L.P.	$94,319	$6,217	$294,006	$195,357
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	567,792	49,696	(567,792)	(49,696)	—	—	—
Issuance of unvested restricted common units	—	—	—	206,264	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	—	(1,292)	—	—	—	—	(1,292)
Issuance of common units, net of forfeitures	—	—	—	—	—	419,284	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	69,532	5,874	—	—	—	—	5,874
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(4,952)	—	—	—	—	(4,952)
Amortization of share-based compensation	—	—	—	—	25,213	—	—	—	—	25,213
Reclassification of vested share-based awards	—	—	—	—	(3,631)	—	3,631	—	—	—
Adjustment to redeemable partnership units	(36,349)	—	—	—	671	—	35,678	—	—	36,349
Distributions	—	—	(60,987)	—	(624,252)	—	(25,558)	—	—	(710,797)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	63,745	63,745
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	5,915	—	—	—	—	5,915
Net income	—	—	60,987	—	218,700	—	8,880	—	(49)	288,518
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(8,608)	—	(8,608)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	16,336	—	16,336
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(2,289)	—	(2,289)
Balance as of September 30, 2018	$17,553	50,650,000	$1,249,560	206,267,055	$8,879,895	8,340,587	$675,514	$(107,446)	$65,939	$10,763,462

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$288,518	$176,609
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(80,042)	(9,608)
Unrealized gain on equity investment	(2,005)	—
Impairment of investments in real estate	—	28,992
Equity in earnings of unconsolidated joint ventures	(23,734)	(19,592)
Distributions from unconsolidated joint ventures	15,487	26,592
Write-off of net assets due to early lease terminations	1,723	3,075
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	570,179	409,229
Amortization of acquired in-place lease value and deferred leasing costs	317,355	145,262
Amortization of share-based compensation	21,177	15,590
Non-cash amortization of terminated swaps	858	903
Allowance for (recovery of) doubtful accounts	2,594	(1,320)
Amortization of deferred financing costs	8,926	7,572
Gain on early extinguishment of debt	—	(1,990)
Amortization of debt discount/premium	2,590	2,156
Amortization of acquired above-market leases and acquired below-market leases, net	20,008	(4,857)
Changes in assets and liabilities:
Accounts and other receivables	(37,498)	(41,713)
Deferred rent	(29,474)	(7,873)
Deferred leasing costs	(18,986)	(14,847)
Other assets	(20,794)	(1,635)
Accounts payable and other accrued liabilities	3,671	(52,597)
Security deposits and prepaid rents	(6,704)	21,603
Net cash provided by operating activities	1,033,849	681,551
Cash flows from investing activities:
Acquisitions of real estate	(116,990)	(44,354)
Proceeds from sale of properties, net of sales costs	286,204	20,200
Excess proceeds from forward contracts	—	63,956
Investments in unconsolidated joint ventures	(463)	(7,614)
Prepaid construction costs and other investments	(13,514)	—
Improvements to investments in real estate	(946,118)	(763,877)
Improvement advances to tenants	(35,223)	(37,271)
Collection of improvement advances to tenants	32,328	30,340
Cash assumed in DFT merger	—	20,650
Net cash used in investing activities	(793,776)	(717,970)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,079,673	$1,499,691
Repayments on global revolving credit facility	(1,045,816)	(2,035,808)
Repayments on unsecured term loans	(39,095)	(354,000)
Borrowings on unsecured senior notes	649,038	2,265,060
Repayments on unsecured senior notes	—	(669,109)
Principal payments on mortgage loans	(440)	(105,406)
Borrowings on mortgage loans	—	104,000
Payment of loan fees and costs	(6,272)	(15,643)
Capital contributions from (distributions paid to) noncontrolling interests in consolidated joint ventures, net	63,745	(365)
Taxes paid related to net settlement of stock-based compensation awards	(4,952)	—
General partner contributions, net	4,582	228,609
Proceeds from forward swap contract	1,560	—
Payment of distributions to preferred unitholders	(60,987)	(46,268)
Payment of distributions to common unitholders	(849,571)	(647,217)
Net cash (used in) provided by financing activities	(208,535)	223,544
Net increase in cash, cash equivalents and restricted cash	31,538	187,125
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,591	1,170
Cash, cash equivalents and restricted cash at beginning of period	13,181	22,036
Cash, cash equivalents and restricted cash at end of period	$54,310	$210,331

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$247,652	$167,148
Cash paid for income taxes	7,861	8,454
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(8,608)	$25,954
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	16,336	(8,926)
Acquisition measurement period adjustment to goodwill and accounts payable and other accrued liabilities	—	2,162
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	193,615	232,459
Addition to leasehold improvements pursuant to capital lease obligation	73,873	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$116,990	$43,585
Acquired below-market leases	—	(684)
Acquired in-place lease value and deferred leasing costs	—	1,453
Cash paid for acquisition of real estate	$116,990	$44,354

Assets and liabilities assumed in DFT merger:
Cash assumed in merger	$—	$20,650
Land	—	312,579
Building and improvements	—	3,677,497
Accounts and other receivables	—	10,978
Acquired above-market leases	—	162,333
Intangibles	—	1,582,385
Goodwill	—	2,592,181
Revolving credit facility	—	(450,697)
Unsecured term loan	—	(250,000)
Unsecured notes	—	(884,841)
Mortgage notes payable and unsecured debt	—	(105,000)
Accounts payable and other accrued liabilities	—	(248,259)
Acquired below-market leases	—	(185,543)
Other working capital, net	—	(24,630)
Redeemable noncontrolling interests -- operating partnership	—	(66,259)
Common units issued to general partner in connection with merger	—	(5,247,558)
Common units issued to limited partners in connection with merger	—	(676,566)
Issuance of preferred units in connection with merger	—	(219,250)
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and 2017

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of September 30, 2018 and December 31, 2017 is as follows:

	Data Centers
	As of September 30, 2018				As of December 31, 2017
Region	Operating	Held for Sale	Unconsolidated Joint Ventures	Total	Operating	Held for Sale	Unconsolidated Joint Ventures	Total
United States	131	—	14	145	131	7	14	152
Europe	38	—	—	38	38	—	—	38
Asia	3	—	4	7	3	—	4	7
Australia	5	—	—	5	5	—	—	5
Canada	3	—	—	3	3	—	—	3
Total	180	—	18	198	180	7	18	205

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

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2018, Digital Realty Trust, Inc. owns a 96.1% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2017, Digital Realty Trust, Inc. owned a 96.0% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

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
September 30, 2018 and 2017

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2018, cash equivalents consist of investments in money market instruments.
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
We amortize the difference between the cost of our investments in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three and nine months ended September 30, 2018 and 2017, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

During the three months ended September 30, 2018 and 2017, we capitalized interest of approximately $9.7 million and $5.3 million, respectively. We capitalized interest of approximately $25.3 million and $13.7 million during the nine months ended September 30, 2018 and 2017, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $19.5 million and $20.8 million during the three months ended September 30, 2018 and 2017, respectively, and approximately $55.1 million and $58.4 million during the nine months ended September 30, 2018 and 2017, respectively. In addition to capitalized cash compensation, approximately $6.4 million and $11.1 million of capitalized costs primarily related to external leasing commissions are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, respectively.
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

The following is a summary of goodwill activity for the nine months ended September 30, 2018 (in thousands):

	Balance as of December 31, 2017	Impact of Change in Foreign Exchange Rates	Balance as of September 30, 2018
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$330,845
European Portfolio Acquisition	466,604	(16,253)	450,351
DuPont Fabros Technology Merger	2,592,146	—	2,592,146
Total	$3,389,595	$(16,253)	$3,373,342
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
September 30, 2018 and 2017

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
September 30, 2018 and 2017

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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2018 and December 31, 2017, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2018 and 2017, we had no such interest or penalties. The tax year 2015 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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
(l) Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the three and nine months ended September 30, 2018.

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
September 30, 2018 and 2017

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

(n) Gains on Sale of Properties

As of January 1, 2018, we began accounting for the sale of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to noncustomers with no performance obligations subsequent to transfer of ownership. During the nine months ended September 30, 2018, the Company sold real estate properties for gross proceeds of $291.7 million, and a recorded net gain of $80.4 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

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
Operating revenues from properties in the United States were $629.3 million and $478.2 million and outside the United States were $139.7 million and $131.7 million for the three months ended September 30, 2018 and 2017, respectively. Operating revenues from properties in the United States were $1.8 billion and $1.3 billion and outside the United States were $421.3 million and $380.0 million for the nine months ended September 30, 2018 and 2017, respectively. We had investments in real estate located in the United States of $10.8 billion and $10.5 billion, and outside the United States of $3.3 billion and $3.1 billion, as of September 30, 2018 and December 31, 2017, respectively.
Operating revenues from properties located in the United Kingdom were $72.6 million and $70.1 million, or 9.4% and 11.5% of total operating revenues, for the three months ended September 30, 2018 and 2017, respectively. Operating revenues from properties located in the United Kingdom were $221.9 million and $202.8 million, or 9.8% and 11.7% of total operating revenues, for the nine months ended September 30, 2018 and 2017, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.6 billion and $1.7 billion, or 11.6% and 12.1% of total long-lived assets, as of September 30, 2018 and December 31, 2017, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2018 and December 31, 2017.

(q) New Accounting Pronouncements
New Accounting Standards Adopted

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The new standard amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification, or ASC, 815. As permitted by ASU No. 2017-12, the Company early adopted this standard in the first quarter of 2018 on a prospective basis. Refer to Note 2(h), Derivative Instruments, for our policy related to the adoption of this standard.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The principal effect of ASU No. 2016-01 on our condensed consolidated financial statements is that, prior to adoption of ASU No. 2016-01, changes in the fair values of investments in equity securities with readily determinable fair values or redemption values were recognized in other comprehensive income until realized, while under ASU No. 2016-01 all changes in the fair values of these equity securities are

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

recognized in current earnings. The update is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. We adopted this standard in the first quarter of 2018 and the adoption did not have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", and since that date has issued several additional ASUs intended to clarify certain aspects of ASU No. 2014-09 and to provide for certain practical expedients entities may elect upon adoption. Collectively, these ASUs outline a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective transition method and applied Topic 606 to those contracts that were not completed as of January 1, 2018. The results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented under Topic 605. Our financial statements did not recognize a material effect from the cumulative impact of adopting Topic 606 as the new accounting standard does not impact lessor accounting. Refer to Note 2(l), Revenue Recognition, for the updated policy related to the adoption of this standard.
New Accounting Standards Issued but not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.
ASU No. 2016-02 is expected to impact the Company’s consolidated financial statements for leases where the Company is a lessee, primarily for the Company’s data center operating leases, ground leases and administrative office leases, and the Company will be required to record a lease liability and a right of use asset on its condensed consolidated balance sheet at fair value upon adoption. ASU No. 2016-02 also limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase in expenses, though the amount of such change is highly dependent upon the leasing compensation structures in place at the time of adoption.
ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The new leasing standard requires modified retrospective transition. In March 2018, the FASB affirmed a proposed ASU that would allow entities to elect a simplified transition approach which would require applying the provisions of the new guidance at the effective date as opposed to the earliest period presented under the modified retrospective approach.
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
In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in Topic 840.

We are in the process of finalizing our review of our lease agreements in light of Topic 842 guidance, implementing a financial lease accounting system, evaluating internal control changes to support management in the accounting for and disclosure of leasing activities, and assessing available transition practical expedients. While we are still in the process of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

completing our implementation evaluation of ASU No. 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our consolidated balance sheet for operating leases. ASU No. 2016-02 will be effective for us as of January 1, 2019.

In January 2017, the FASB issued guidance codified in ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU No. 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the provisions of ASU No. 2017-04 to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which more closely aligns the accounting for employee and nonemployee share-based payments. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the provisions of ASU No. 2018-07 to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU No. 2018-13 will be effective for us as of January 1, 2020, and earlier adoption is permitted. We are currently reviewing the impact this ASU will have on our financial statements.
3. Investments in Real Estate
Acquisitions
We acquired the following real estate during the nine months ended September 30, 2018:

Location	Market	Date Acquired	Amount (in millions)
10000-10006 Godwin Drive (1)	Northern Virginia	May 3, 2018	$16.5
2825-2845 Lafayette Street	Silicon Valley	Jun 19, 2018	55.5
9905 Godwin Drive (1)	Northern Virginia	Jul 11, 2018	5.8
Pacific Boulevard and S. Sterling Boulevard	Northern Virginia	Jul 17, 2018	26.8
160 Lockwood Road (1)(2)	Sydney	Sep 7, 2018	7.7
			$112.3

(1)	Represents currently vacant land which is not included in our operating property count. Purchase price excludes capitalized closing costs.

(2)	Purchase price in U.S. dollars.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

Dispositions

We sold the following real estate properties during the nine months ended September 30, 2018:

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain (loss) on sale (in millions)
200 Quannapowitt Parkway	Boston	Jan 25, 2018	$15.0	$(0.4)
34551 Ardenwood Boulevard	Silicon Valley	Feb 9, 2018	73.3	25.3
3065 Gold Camp Drive	Sacramento	Mar 14, 2018	14.2	5.4
11085 Sun Center Drive	Sacramento	Mar 14, 2018	36.8	9.1
Austin Portfolio	Austin	Apr 19, 2018	47.6	12.0
2010 East Centennial Circle	Phoenix	May 22, 2018	5.5	(0.5)
1125 Energy Park Drive	Minneapolis	May 31, 2018	7.0	2.8
360 Spear Street	San Francisco	Sep 21, 2018	92.3	26.7
			$291.7	$80.4

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

4. Investments in Unconsolidated Joint Ventures
As of September 30, 2018, our investments in unconsolidated joint ventures consist of effective 50% interests in four joint ventures that own data center buildings in Seattle, Hong Kong, Tokyo and Osaka, 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR), and a 17% interest in a joint venture that owns a data center property in Silicon Valley. The Osaka/Tokyo joint venture was formed on November 1, 2017.
The following tables present summarized financial information for our material joint ventures as of September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018 and 2017 (in thousands):

	As of September 30, 2018					Nine Months Ended September 30, 2018
2018	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$1,045,943	$1,338,295	$719,801	$847,814	$490,481	$159,336	$(56,603)	$102,733	$31,193
Our investment in and share of equity in earnings of unconsolidated joint ventures					$169,919				$23,734

	As of December 31, 2017					Nine Months Ended September 30, 2017
2017	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$1,061,950	$1,375,006	$712,690	$869,879	$505,127	$106,793	$(32,869)	$73,924	$32,545
Our investment in and share of equity in earnings of unconsolidated joint ventures					$163,477				$19,592

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
September 30, 2018 and 2017

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2018 and December 31, 2017.

	Balance as of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$1,452,050	$1,473,515
Accumulated amortization	(748,087)	(613,948)
Net	$703,963	$859,567
Tenant relationship value:
Gross amount	$1,969,111	$1,978,277
Accumulated amortization	(261,618)	(169,919)
Net	$1,707,493	$1,808,358
Acquired above-market leases:
Gross amount	$280,399	$294,514
Accumulated amortization	(145,272)	(110,139)
Net	$135,127	$184,375
Acquired below-market leases:
Gross amount	$443,457	$469,119
Accumulated amortization	(235,255)	(219,654)
Net	$208,202	$249,465
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a (decrease)/increase in rental revenues of $(6.8) million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $(20.6) million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 8.3 years and 3.0 years, respectively, as of September 30, 2018. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing October 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$(6,690)
2019	(16,127)
2020	(3,902)
2021	899
2022	7,932
Thereafter	90,963
Total	$73,075

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $50.2 million and $20.1 million for the three months ended September 30, 2018 and 2017, respectively, and $162.3 million and $48.7 million for the nine months ended September 30, 2018 and 2017, respectively. The expected average amortization period for acquired in-place lease value is 6.2 years as of September 30, 2018. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.7 years as of September 30, 2018. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing October 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$47,782
2019	147,470
2020	111,611
2021	87,059
2022	65,179
Thereafter	244,862
Total	$703,963

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $30.8 million and $19.9 million for the three months ended September 30, 2018 and 2017, respectively, and $92.8 million and $55.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the weighted average remaining contractual life for tenant relationship value was 14.5 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing October 1, 2018 is as follows:

(Amounts in thousands)
Remainder of 2018	$30,808
2019	123,232
2020	123,232
2021	123,232
2022	123,232
Thereafter	1,183,757
Total	$1,707,493

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes) and 4.450% notes due 2028 (2028 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes) and 3.300% notes due 2029 (2029 Notes) and the obligations of Digital Euro Finco, LLC, an indirect wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2018		Maturity Date	Principal Outstanding at September 30, 2018		Principal Outstanding at December 31, 2017
Global revolving credit facility	Various	(1)	Jan 15, 2020	$594,983	(2)	$558,191	(2)
Deferred financing costs, net				(4,694)		(7,245)
Global revolving credit facility, net				590,289		550,946
Unsecured Term Loans
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,056,702	(5)	1,125,117	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	300,000	(5)
Deferred financing costs, net				(3,733)		(4,784)
Unsecured term loan, net				1,352,969		1,420,333
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019	145,050	(6)	150,063	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023	350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023	390,930	(7)	405,390	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024	696,240	(6)	720,300	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024	325,775	(7)	337,825	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025	521,240	(7)	540,520	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
3.700% notes due 2027	3.700%		Aug 15, 2027	1,000,000		1,000,000
4.450% notes due 2028	4.450%		Jul 15, 2028	650,000		—
3.300% notes due 2029	3.300%		Jul 19, 2029	456,085	(7)	472,955	(7)
Unamortized discounts				(16,495)		(18,508)
Total senior notes, net of discount				7,168,825		6,608,545
Deferred financing costs, net				(38,284)		(37,788)
Total unsecured senior notes, net of discount and deferred financing costs				7,130,541		6,570,757

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

Indebtedness	Interest Rate at September 30, 2018		Maturity Date	Principal Outstanding September 30, 2018	Principal Outstanding December 31, 2017
Mortgage loans:
731 East Trade Street	8.22%		Jul 1, 2020	$1,930	$2,370
Secured note due 2023	LIBOR + 1.100%	(4)	Mar 1, 2023	104,000	104,000
Unamortized net premiums				171	241
Total mortgage loans, including premiums				106,101	106,611
Deferred financing costs, net				(29)	(29)
Total mortgage loans, including premiums and net of deferred financing costs				106,072	106,582
Total indebtedness				$9,179,871	$8,648,618
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

(2)	Balances as of September 30, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2018		Weighted-average interest rate	Balance as of December 31, 2017		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$240,000		3.23%	$400,000		2.48%
British pound sterling (£)	—		—%	18,918	(d)	1.50%
Euro (€)	74,846	(c)	0.62%	31,213	(d)	0.62%
Australian dollar (AUD)	58,659	(c)	2.85%	—		—%
Hong Kong dollar (HKD)	7,779	(c)	2.91%	4,100	(d)	2.20%
Japanese yen (JPY)	116,195	(c)	0.90%	65,890	(d)	0.96%
Singapore dollar (SGD)	25,114	(c)	2.61%	—		—%
Canadian dollar (CAD)	67,390	(c)	2.82%	23,070	(d)	2.36%
Total	$589,983		2.32%	$543,191		2.15%
Base Rate Borrowing (b)
U.S. dollar ($)	$5,000		5.25%	$15,000		4.50%
Total borrowings	$594,983		2.35%	$558,191		2.21%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate.

(c)	Based on exchange rates of $1.16 to €1.00, $0.72 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.77 to 1.00 CAD, respectively, as of September 30, 2018.

(d)	Based on exchange rates of $1.35 to £1.00, $1.20 to €1.00, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.80 to 1.00 CAD, respectively, as of December 31, 2017.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

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

(5)	Balances as of September 30, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2018		Weighted-average interest rate		Balance as of December 31, 2017		Weighted-average interest rate
U.S. dollar ($)	$606,911		3.47%	(b)	$606,911		2.78%	(d)
British pound sterling (£)	220,843	(a)	1.82%	(b)	229,011	(c)	1.59%	(d)
Singapore dollar (SGD)	189,713	(a)	2.68%		233,788	(c)	2.17%
Australian dollar (AUD)	166,369	(a)	2.94%		179,841	(c)	2.79%
Hong Kong dollar (HKD)	85,221	(a)	2.80%		85,762	(c)	2.20%
Canadian dollar (CAD)	76,298	(a)	2.93%	(b)	78,357	(c)	2.44%	(d)
Japanese yen (JPY)	11,347	(a)	1.01%		11,447	(c)	1.05%
Total	$1,356,702		2.94%	(b)	$1,425,117		2.42%	(d)

(a)	Based on exchange rates of $1.30 to £1.00, $0.73 to 1.00 SGD, $0.72 to 1.00 AUD, $0.13 to 1.00 HKD, $0.77 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of September 30, 2018.

(b)
As of September 30, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.55% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $1.35 to £1.00, $0.75 to 1.00 SGD, $0.78 to 1.00 AUD,$0.13 to 1.00 HKD, $0.80 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2017.

(d)	As of December 31, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.41% (Total).

(6)	Based on exchange rates of $1.16 to €1.00 as of September 30, 2018 and $1.20 to €1.00 as of December 31, 2017.

(7)	Based on exchange rates of $1.30 to £1.00 as of September 30, 2018 and $1.35 to £1.00 as of December 31, 2017.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that enables us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of September 30, 2018, interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, plus a margin of 1.00%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2018, approximately $44.6 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of September 30, 2018, we were in compliance with all of such covenants.
Unsecured Term Loans

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at September 30, 2018, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loans are consistent with our global revolving credit facility and, as of September 30, 2018, we were in compliance with all of such covenants.

3.750% Notes due 2030

On October 17, 2018, Digital Stout Holding, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P., issued and sold £400.0 million (approximately $524.6 million based on the exchange rate on October 17, 2018) aggregate principal amount of 3.750% Guaranteed Notes due 2030, or the 2030 Notes. The 2030 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately £393.5 million (approximately $516.1 million based on the exchange rate on October 17, 2018) after deducting managers’ discounts and estimated offering expenses. We intend to use the net proceeds from the offering of the 2030 Notes to repay borrowings outstanding under the operating partnership’s global credit facilities, acquire additional properties or businesses, fund development opportunities, and to provide for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption, or retirement of outstanding debt securities, or a combination of the foregoing. The indenture governing the 2030 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

The table below summarizes our debt maturities and principal payments as of September 30, 2018 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loans	Unsecured Senior Notes	Mortgage Loans	Total Debt
Remainder of 2018	$—	$—	$—	$153	$153
2019	—	—	145,050	644	145,694
2020	594,983	—	1,000,000	1,133	1,596,116
2021	—	1,056,702	400,000	—	1,456,702
2022	—	—	800,000	—	800,000
Thereafter	—	300,000	4,840,270	104,000	5,244,270
Subtotal	$594,983	$1,356,702	$7,185,320	$105,930	$9,242,935
Unamortized discount	—	—	(16,495)	—	(16,495)
Unamortized premium	—	—	—	171	171
Total	$594,983	$1,356,702	$7,168,825	$106,101	$9,226,611

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) available to common stockholders	$67,268	$(4,140)	$218,700	$119,842
Weighted average shares outstanding—basic	206,118,472	170,194,254	205,931,031	163,481,306
Potentially dilutive common shares:
Unvested incentive units	169,100	—	160,117	150,369
Forward equity offering	37,884	—	1,847	166,493
Market performance-based awards	440,800	—	462,632	572,928
Weighted average shares outstanding—diluted	206,766,256	170,194,254	206,555,627	164,371,096
Income (loss) per share:
Basic	$0.33	$(0.02)	$1.06	$0.73
Diluted	$0.33	$(0.02)	$1.06	$0.73
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	8,170,912	3,266,451	8,268,382	2,566,766
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,727,724	329,709	1,864,489	109,903
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	—	—	—	617,734
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,142,282	2,193,331	2,311,864	2,262,875
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,139,291	3,214,098	3,387,795	3,316,008
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,144,789	2,195,898	2,314,569	2,265,524
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,711,186	1,045,730	1,846,643	348,577
Total	19,036,184	12,245,217	19,993,742	11,487,387

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) available to common unitholders	$69,968	$(4,219)	$227,580	$121,474
Weighted average units outstanding—basic	214,289,384	173,460,704	214,199,414	166,048,072
Potentially dilutive common units:
Unvested incentive units	169,100	—	160,117	166,493
Forward equity offering	37,884	—	1,847	150,369
Market performance-based awards	440,800	—	462,632	572,928
Weighted average units outstanding—diluted	214,937,168	173,460,704	214,824,010	166,937,862
Income (loss) per unit:
Basic	$0.33	$(0.02)	$1.06	$0.73
Diluted	$0.33	$(0.02)	$1.06	$0.73
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,727,724	329,709	1,864,489	109,903
Potentially dilutive Series F Cumulative Redeemable Preferred Units	—	—	—	617,734
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,142,282	2,193,331	2,311,864	2,262,875
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,139,291	3,214,098	3,387,795	3,316,008
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,144,789	2,195,898	2,314,569	2,265,524
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,711,186	1,045,730	1,846,643	348,577
Total	10,865,272	8,978,766	11,725,360	8,920,621

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2018. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and nine months ended September 30, 2018 and 2017.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, we had deferred tax liabilities net of deferred tax assets of approximately $158.3 million and $167.0 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European portfolio acquisition in July 2016. The valuation allowance against the deferred tax assets at September 30, 2018 and December 31, 2017 relate primarily to net operating loss carryforwards attributable to certain foreign jurisdictions and from the acquisition of Telx, that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of September 30, 2018 and December 31, 2017.

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
September 30, 2018 and 2017

11. Equity and Accumulated Other Comprehensive Loss, Net

(a) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters' option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements, which is anticipated to be no later than September 27, 2019.

(b) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	206,267,055	96.1%	205,470,300	96.0%
Noncontrolling interests consist of:
Common units held by third parties	6,411,484	3.0%	6,899,094	3.2%
Incentive units held by employees and directors (see Note 14)	1,929,103	0.9%	1,590,001	0.8%
	214,607,642	100.0%	213,959,395	100.0%
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
September 30, 2018 and 2017

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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $891.0 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2018 and December 31, 2017, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2018:

	Common Units	Incentive Units	Total
As of December 31, 2017	6,899,094	1,590,001	8,489,095
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(487,610)	—	(487,610)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(80,182)	(80,182)
Incentive units issued upon achievement of market performance condition	—	326,947	326,947
Grant of incentive units to employees and directors	—	114,472	114,472
Cancellation / forfeitures of incentive units held by employees and directors	—	(22,135)	(22,135)
As of September 30, 2018	6,411,484	1,929,103	8,340,587

(1)
Redemption of common units were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(c) Dividends
We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2018 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$208,015
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	208,071
August 14, 2018	September 28, 2018	3,333	3,672	6,730	3,969	2,625	208,166
		$9,999	$11,016	$20,190	$11,907	$7,875	$624,252

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

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
(d) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2017	$(147,370)	$13,200	$25,738	$(108,432)
Net current period change	(8,272)	15,705	—	7,433
Reclassification to interest expense from interest rate swaps	—	(2,202)	—	(2,202)
Balance as of September 30, 2018	$(155,642)	$26,703	$25,738	$(103,201)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

(b) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters' option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements, which is anticipated to be no later than September 27, 2019. Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.
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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $891.0 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2018 and December 31, 2017, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

(d) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2018 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$216,953
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	216,789
August 14, 2018	September 28, 2018	3,333	3,672	6,730	3,969	2,625	216,825
		$9,999	$11,016	$20,190	$11,907	$7,875	$650,567

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

(e) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2017	$(151,795)	$12,758	$26,152	$(112,885)
Net current period change	(8,608)	16,336	—	7,728
Reclassification to interest expense from interest rate swaps	—	(2,289)	—	(2,289)
Balance as of September 30, 2018	$(160,403)	$26,805	$26,152	$(107,446)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

13. Incentive Plan
On April 28, 2014, our stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan). The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan, as amended, as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference. Effective as of September 14, 2017, the 2014 Incentive Award Plan was amended to provide that shares which remained available for issuance under DFT’s Amended and Restated 2011 Equity Incentive Plan immediately prior to the closing of the DFT Merger (as adjusted and converted into shares of Digital Realty Trust, Inc.’s common stock) may be used for awards under the 2014 Incentive Award Plan and will not reduce the shares authorized for grant under the 2014 Incentive Award Plan, to the extent that using such shares is permitted without stockholder approval under applicable stock exchange rules. In connection with the amendment to the 2014 Incentive Award Plan, on September 22, 2017, Digital Realty Trust, Inc. registered an additional 3.7 million shares that may be issued pursuant to the 2014 Incentive Award Plan.
As of September 30, 2018, approximately 7.1 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
Below is a summary of our compensation expense for the three and nine months ended September 30, 2018 and 2017 and our unearned compensation as of September 30, 2018 and December 31, 2017 (in millions):

	Deferred Compensation				Unearned Compensation		Expected period to recognize unearned compensation (in years)
	Expensed		Capitalized		As of September 30, 2018	As of December 31, 2017
	Three Months Ended September 30,
Type of incentive award	2018	2017	2018	2017
Long-term incentive units	$1.2	$0.8	$0.1	$0.6	$11.0	$6.9	3.0
Market performance-based awards	3.1	2.7	0.3	0.6	28.4	24.7	2.1
Restricted stock	1.5	1.1	1.1	0.8	23.4	17.5	2.8

	Nine Months Ended September 30,
	2018	2017	2018	2017
Long-term incentive units	$5.2	$3.4	$0.2	$1.4
Market performance-based awards	10.0	7.3	0.7	1.9
Restricted stock	4.7	3.3	3.2	2.5
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

Below is a summary of our long-term incentive unit activity for the nine months ended September 30, 2018.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	99,295	$90.59
Granted	114,472	101.26
Vested	(49,054)	88.97
Cancelled or expired	(14,275)	82.85
Unvested, end of period	150,438	$99.49
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting period of the long-term incentive units.

(b) Market Performance-Based Awards
During the nine months ended September 30, 2018 and 2017, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
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
September 30, 2018 and 2017

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
As of September 30, 2018, 2,165,692 Class D units and 590,569 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes distribution equivalent units. The fair value of these awards of approximately $96.7 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

(c) Restricted Stock
Below is a summary of our restricted stock activity for the nine months ended September 30, 2018.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	259,422	$90.54
Granted	164,748	101.24
Vested	(92,432)	82.96
Cancelled or expired	(28,510)	96.69
Unvested, end of period	303,228	$97.21
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
September 30, 2018 and 2017

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2018 or December 31, 2017.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of September 30, 2018, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

As of September 30, 2018 and December 31, 2017, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2018 (5)	As of December 31, 2017 (5)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$2,856	$1,409
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	747	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	3,023	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	2,808	1,947
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	17,829	9,978
220,843	(3)	229,012	(3)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(24)	(430)
76,298	(4)	78,357	(4)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,960	3,034
$1,008,046		$1,018,274						$30,199	$18,572

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.30 to £1.00 as of September 30, 2018 and $1.35 to £1.00 as of December 31, 2017.

(4)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.77 to 1.00 CAD as of September 30, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

(5)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of September 30, 2018, we estimate that an additional $8.5 million will be reclassified as a decrease to interest expense during the twelve months ended September 30, 2019, when the hedged forecasted transactions impact earnings.
Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the year ended December 31, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of September 30, 2018.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2018, we did not have any derivatives in a net liability position, and have not posted any collateral related to these agreements.

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
September 30, 2018 and 2017

Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.
The Company’s disclosures of estimated fair value of financial instruments at September 30, 2018 and December 31, 2017 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of September 30, 2018 and December 31, 2017, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of September 30, 2018		As of December 31, 2017
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$594,983	$594,983	$558,191	$558,191
Unsecured term loans (2)(6)	Level 2	1,356,702	1,356,702	1,425,117	1,425,117
Unsecured senior notes (3)(4)(7)	Level 2	7,280,877	7,168,825	6,976,603	6,608,545
Mortgage loans (3)(8)	Level 2	106,424	106,101	106,523	106,611
		$9,338,986	$9,226,611	$9,066,434	$8,698,464

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

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

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2027 Notes, 2028 Notes and 2029 Notes are net of discount of $16.5 million and $18.5 million in the aggregate as of September 30, 2018 and December 31, 2017, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $4.7 million and $7.2 million as of September 30, 2018 and December 31, 2017, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $3.7 million and $4.8 million as of September 30, 2018 and December 31, 2017, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $38.3 million and $37.8 million as of September 30, 2018 and December 31, 2017, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.0 million and $0.0 million as of September 30, 2018 and December 31, 2017, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

16. Commitments and Contingencies
(a) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2018, we had open commitments, including amounts reimbursable of approximately $5.7 million, related to construction contracts of approximately $428.3 million.
(b) Legal Proceedings
The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of September 30, 2018, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2018 and 2017

17. Subsequent Events

On October 24, 2018, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.35 billion senior unsecured revolving credit facility, which we refer to as the 2018 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on January 15, 2016. The 2018 global revolving credit facility provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, and U.S. dollars, and includes the ability to add additional currencies in the future. The 2018 global revolving credit facility matures on January 24, 2023 with two six-month extension options. In addition, we have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent.

On October 24, 2018, we refinanced our senior unsecured multi-currency term loan facility and entered into an amended and restated term loan agreement, which we refer to as the 2018 term loan agreement, which governs (i) a $300.0 million 5-year senior unsecured term loan, which we refer to as the 2023 Term Loan and (ii) an approximately $512.0 million 5-year senior unsecured term loan, which we refer to as the 2024 Term Loan. The 2018 term loan agreement replaced the $1.55 billion term loan agreement executed on January 15, 2016. The 2018 term loan agreement provides for borrowings in Australian dollars, Canadian dollars, Hong Kong dollars, Singapore dollars and U.S. dollars. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2018 term loan agreement and the global revolving credit facility (discussed above), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. The maturity date of the 2023 Term Loan is January 15, 2023. The maturity date of the 2024 Term Loan is January 24, 2023 with two six-month extension options.

On October 24, 2018, we entered into a credit agreement for a ¥33.3 billion (approximately $296.5 million based on the exchange rate on October 24, 2018) senior unsecured revolving credit facility, which we refer to as the Yen revolving credit facility. The Yen revolving credit facility provides for borrowings in Japanese yen. In addition, we have the ability from time to time to increase the size of the Yen revolving credit facility to up to ¥93.3 billion (approximately $831.1 million based on the exchange rate on October 24, 2018), subject to receipt of lender commitments and other conditions precedent. The Yen revolving credit facility matures on January 24, 2024.

On October 24, 2018, the Operating Partnership, together with its subsidiary Quill Equity LLC as borrowers, entered into Amendment No. 1 to the Senior Secured Term Loan, which we refer to (as so amended) as the secured term loan agreement, which among other things amended the financial covenants therein to correspond with the financial covenants in the 2018 global senior credit agreement and the 2018 term loan agreement, decreased the applicable rate for eurodollar rate advances, and decreased the applicable rate for base rate advances. As of October 24, 2018, the applicable rate for eurodollar rate advances is the applicable index plus 100 basis points and the applicable rate for base rate advances is the applicable index plus 0 basis points. An annual agency fee is payable quarterly in respect of the commitments under the secured term loan agreement. We are also required to pay certain fees to the administrative agent under the secured term loan agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to the Ascenty acquisition and related financings, the proposed joint venture with Brookfield, expected physical settlement of the forward sale agreements and use of proceeds from any such settlement, our capital resources, expected use of borrowings under our credit facility, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; difficulty acquiring or operating properties in foreign jurisdictions; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses, including Ascenty; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments (including the proposed joint venture with Brookfield), including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; environmental liabilities and risks related to natural disasters; our inability to comply with rules and regulations applicable to our company; Digital Realty Trust, Inc.'s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.'s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2017, our current report on Form 8-K filed on September 24, 2018 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.
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
As of September 30, 2018, our portfolio included 198 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with approximately 33.4 million rentable square feet including approximately 3.6 million square feet of space under active development and approximately 1.8 million square feet of space held for development. The 18 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 2.5 million rentable square feet. The 24 parcels of developable land we own as of September 30, 2018 comprised approximately 527 acres. At September 30, 2018, approximately 3.6 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, four European metropolitan areas, three Asian metropolitan areas, two Australian metropolitan areas and one Canadian metropolitan area, consisting of approximately 2.0 million square feet of base building construction and 1.6 million square feet of data center construction.
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

Revenue base. As of September 30, 2018, we operated 198 data centers through our Operating Partnership, including 18 data centers held as investments in unconsolidated joint ventures. These data centers are mainly located throughout North America, with 38 located in Europe, seven in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the 18 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of September 30, 2018.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
North America
Northern Virginia	30	5,273,101	1,870,072	84,852
Dallas	21	3,365,701	201,669	81,206
Chicago	10	2,962,168	459,250	154,044
Silicon Valley	19	2,185,341	65,680	—
New York	12	1,955,972	17,000	247,225
Phoenix	4	990,385	—	108,926
San Francisco	4	834,540	13,753	—
Los Angeles	4	795,041	23,438	—
Atlanta	5	775,606	—	313,581
Boston	5	534,249	—	50,649
Houston	6	392,816	—	13,969
Denver	2	371,500	—	—
Minneapolis / St. Paul	1	328,765	—	—
Toronto, Canada	3	326,591	60,506	513,741
Miami	2	226,314	—	—
Charlotte	3	95,499	—	—
Austin	1	85,688	—	—
Portland	1	48,574	—	—
Seattle	1	40,564	—	75,382
North America Total	134	21,588,415	2,711,368	1,643,575

Europe
London, United Kingdom	16	1,430,108	92,560	104,606
Amsterdam, Netherlands	9	471,338	91,859	68,185
Dublin, Ireland	5	307,775	49,051	—
Paris, France	3	185,994	—	—
Frankfurt, Germany	3	83,981	157,056	—
Geneva, Switzerland	1	59,190	—	—
Manchester, United Kingdom	1	38,016	—	—
Europe Total	38	2,576,402	390,526	172,791

Asia Pacific
Singapore	2	501,935	38,703	—
Sydney, Australia	3	138,207	176,150	—
Melbourne, Australia	2	125,329	21,241	—
Osaka, Japan	1	—	239,999	—
Asia Pacific Total	8	765,471	476,093	—

Non-Data Center Properties	—	584,212	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
Hong Kong	1	129,457	56,843	—
New York	1	108,336	—	—
	13	1,430,546	56,843	—

Non-Managed Unconsolidated Joint Ventures
Seattle	2	451,369	—	—
Tokyo, Japan	2	430,277	—	—
Osaka, Japan	1	92,087	—	—
	5	973,733	—	—

Total	198	27,918,779	3,634,830	1,816,366

(1)
Current net rentable square feet as of September 30, 2018, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.

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

As of September 30, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, were approximately 89.5% leased excluding approximately 3.6 million square feet of space under active development and approximately 1.8 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2018, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2019 are 17.7% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of September 30, 2018.
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
Foreign currency exchange risk. For the nine months ended September 30, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 3.6 million square feet of space under active development and approximately 1.8 million square feet of space held for development as of September 30, 2018, the occupancy rate of our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was approximately 89.5% of our net rentable square feet.
As of September 30, 2018, we had over 2,300 customers in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2018, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 25.5 million net rentable square feet, excluding space under active development and space held for development and 18 data centers held as investments in unconsolidated joint ventures, at September 30, 2018 is approximately 1.6 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of September 30, 2018, we had approximately 3.6 million square feet of space under active development and approximately 1.8 million square feet of space held for development, or approximately 16% of the total rentable space in our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.8 million square feet of available space in our portfolio, which excludes approximately 3.6 million square feet of space under active development and approximately 1.8 million square feet of space held for development as of September 30, 2018 and the five data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 2.6% and 15.1% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2018 and the year ending December 31, 2019, respectively.

During the nine months ended September 30, 2018, we signed renewal leases totaling approximately 1.1 million square feet of space and new leases totaling approximately 1.7 million square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2018:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	552,642	$140.90	$153.05	8.6%	$6.94	5.2
Powered Base Building ®	46,499	$59.95	$69.61	16.1%	$18.16	8.3
Colocation	372,184	$267.21	$274.92	2.9%	$—	1.4
Non-technical	160,693	$18.21	$18.90	3.8%	$1.57	3.8
New Leases Signed (5)
Turn-Key Flex ®	1,282,839	—	$133.53	—	$55.78	8.5
Powered Base Building ®	199,103	—	$24.42	—	$2.20	10.0
Colocation	92,528	—	$259.57	—	$24.77	1.9
Non-technical	86,457	—	$20.38	—	$15.35	8.3
Leasing Activity Summary
Turn-Key Flex ®	1,835,481		$139.41
Powered Base Building ®	245,602		$32.98
Colocation	464,712		$271.86
Non-technical	247,150		$19.42

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2018 to 2021.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2018 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and slightly down on a cash basis. For the nine months ended September 30, 2018, rents on renewed space increased by an average of 8.6% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 16.1% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of September 30, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of September 30, 2018 total annualized rent (1)
Northern Virginia	23.1%
Chicago	12.5%
Silicon Valley	9.1%
London, United Kingdom	9.0%
New York	8.8%
Dallas	8.3%
Phoenix	3.8%
Singapore	3.4%
San Francisco	2.9%
Seattle	2.4%
Atlanta	2.2%
Amsterdam, Netherlands	1.9%
Los Angeles	1.7%
Other	10.9%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2018 multiplied by 12. The aggregate amount of abatements for the nine months ended September 30, 2018 was approximately $32.8 million.

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

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. In March 2017, President Trump ordered the EPA to review and if appropriate revise or rescind the Clean Power Plan, and the EPA proposed to repeal the Clean Power Plan in October 2017. In August 2018, the EPA proposed the “Affordable Clean Energy Rule” to replace the Clean Power Plan. In August 2018, EPA also proposed weakening Obama-era limitations on GHG emissions from automobiles. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. The Trump administration may seek to revise or reverse these regulations.

As a result, states may drive near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. As another example of state action, in January 2018, New Jersey announced that it would re-join nine other eastern states in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants. Several other states have announced that they are actively pursuing new GHG reduction programs.

Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force on November 4, 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, a number of states have formed groups supporting the Paris Agreement and pledging to fulfill its goals at the state level. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit will impact the United Kingdom’s (or the EU’s) approach to climate change regulation. In Canada, GHG cap and trade programs are in operation or have been announced in Quebec and Nova Scotia. Climate change regulations are in various stages of implementation in other nations as well, including nations where we operate, such as Japan, Singapore, and Australia.

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
Interest rates. As of September 30, 2018, we had approximately $1.0 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loans, along with $595.0 million, $452.7 million and $145.1 million of variable rate debt that was outstanding on the global revolving credit facility, the unswapped portion of the unsecured term loans and the floating rate notes due 2019, or the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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
Revenue Recognition
The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the nine months ended September 30, 2018.

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

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017. A summary of our operating results for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income Statement Data:
Total operating revenues	$768,924	$609,925	$2,268,211	$1,726,483
Total operating expenses	(629,859)	(543,768)	(1,841,271)	(1,392,386)
Operating income	139,065	66,157	426,940	334,097
Other expenses, net	(48,801)	(53,682)	(138,422)	(157,488)
Net income	$90,264	$12,475	$288,518	$176,609
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
Comparison of the Three and Nine Months Ended September 30, 2018 to the Three and Nine Months Ended September 30, 2017
Portfolio
As of September 30, 2018, our portfolio consisted of 198 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of 33.4 million rentable square feet including 3.6 million square feet of space under active development and 1.8 million square feet of space held for development compared to a portfolio consisting of 202 data centers, including nine data centers held-for-sale and 15 data centers held as investments in unconsolidated joint ventures, with an aggregate of 31.5 million rentable square feet including 2.8 million square feet of space under active development and 1.7 million square feet of space held for development as of September 30, 2017.

Revenues
Total operating revenues for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental and other services	$603,833	$500,442	$103,391	$1,792,457	$1,432,670	$359,787
Tenant reimbursements	163,104	107,613	55,491	468,906	288,243	180,663
Fee income	1,469	1,662	(193)	4,945	4,986	(41)
Other	518	208	310	1,903	584	1,319
Total operating revenues	$768,924	$609,925	$158,999	$2,268,211	$1,726,483	$541,728
The following table shows revenues for the three and nine months ended September 30, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended September 30,				Three Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental and other services	$349,408	$350,890	$(1,482)	(0.4)%	$254,425	$149,552	$104,873
Tenant reimbursements	70,057	66,695	3,362	5.0%	93,047	40,918	52,129
	$419,465	$417,585	$1,880	0.5%	$347,472	$190,470	$157,002

	Stabilized				Pre-Stabilized and Other
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental and other services	$1,052,650	$1,045,401	$7,249	0.7%	$739,807	$387,269	$352,538
Tenant reimbursements	196,504	188,627	7,877	4.2%	272,402	99,616	172,786
	$1,249,154	$1,234,028	$15,126	1.2%	$1,012,209	$486,885	$525,324
Stabilized rental and other services revenue decreased $1.5 million for the three months ended September 30, 2018, compared to the same period in 2017 as a result of expiring leases at certain properties in the stabilized portfolio partially offset by an increase in revenues from colocation services. Stabilized rental and other services revenue increased $7.2 million for the nine months ended September 30, 2018, compared to the same period in 2017 primarily as a result of new leasing and early renewals at our properties during the twelve months ended September 30, 2018, the largest of which was for space at 350 E. Cermak Road, 56 Marietta Street and 29A International Business Park, partially offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue increased $3.4 million and $7.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher utility reimbursements driven by increased power consumption and new leasing.

Pre-stabilized and other revenues increased $157.0 million and $525.3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $136.5 million ($90.3 million of rental and other services revenue and $46.2 million of tenant reimbursements) and $454.4 million ($298.7 million of rental and other services revenue and $155.8 million of tenant reimbursements) to the increases, respectively, along with a contribution of $5.8 million and $17.3 million for the three and nine months ended September 30, 2018, respectively, to rental and other services revenue from 505 North Railroad Avenue, which was acquired in December 2017, and new leases at our properties during the twelve months ended September 30, 2018. These increases were offset partially by a decrease in revenues as a result of properties sold during the twelve months ended September 30, 2018.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental property operating and maintenance	$245,971	$190,061	$55,910	$701,933	$534,116	$167,817
Property taxes	34,871	32,586	2,285	97,418	87,666	9,752
Insurance	2,653	2,590	63	8,990	7,758	1,232
Depreciation and amortization	293,957	199,914	94,043	887,534	554,491	333,043
General and administrative	41,642	43,765	(2,123)	124,264	115,921	8,343
Transaction and integration expenses	9,626	42,809	(33,183)	19,410	60,367	(40,957)
Impairment of investments in real estate	—	28,992	(28,992)	—	28,992	(28,992)
Other	1,139	3,051	(1,912)	1,722	3,075	(1,353)
Total operating expenses	$629,859	$543,768	$86,091	$1,841,271	$1,392,386	$448,885
Interest expense	$80,851	$71,621	$9,230	$236,646	$184,653	$51,993

The following table shows property level expenses for the three and nine months ended September 30, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended September 30,				Three Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental property operating and maintenance	$133,485	$127,537	$5,948	4.7%	$112,486	$62,524	$49,962
Property taxes	20,499	21,300	(801)	(3.8)%	14,372	11,286	3,086
Insurance	1,921	2,082	(161)	(7.7)%	732	508	224
	$155,905	$150,919	$4,986	3.3%	$127,590	$74,318	$53,272

	Stabilized				Pre-Stabilized and Other
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	Change
Rental property operating and maintenance	$376,961	$369,751	$7,210	1.9%	$324,972	$164,365	$160,607
Property taxes	55,518	58,601	(3,083)	(5.3)%	41,900	29,065	12,835
Insurance	6,155	6,362	(207)	(3.3)%	2,835	1,396	1,439
	$438,634	$434,714	$3,920	0.9%	$369,707	$194,826	$174,881
Stabilized rental property operating and maintenance expenses increased approximately $5.9 million and $7.2 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily related to higher utility costs offset by reduced labor costs and cost containment measures across the portfolio.
Stabilized property taxes decreased by approximately $0.8 million and $3.1 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily due to a refund at one of our properties in our stabilized portfolio.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $50.0 million and $160.6 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $39.1 million and $129.0 million, respectively.
Pre-stabilized and other property tax expense increased approximately $3.1 million and $12.8 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $4.7 million and $15.1 million, respectively, offset partially by a reduction in property tax liabilities at certain properties in our London metropolitan area.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $94.0 million and $333.0 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, principally because of the properties acquired in the DFT Merger, which contributed approximately $89.8 million and $303.8 million, respectively, along with depreciation on development projects that were placed into service during the twelve months ended September 30, 2018.

General and Administrative

General and administrative expenses decreased by approximately $2.1 million and increased by approximately $8.3 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three-month period is primarily due to higher severance payments in 2017 as compared to 2018. The increase for the nine-month period is primarily due to an increase in headcount from 2017 to 2018 to support the Company's continued growth.

Transactions and Integration Expenses

Transactions and integration expense decreased by approximately $33.2 million and $41.0 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, principally due to expenses incurred for the DFT Merger, which was completed in September 2017.

Interest Expense

Interest expense increased by approximately $9.2 million and $52.0 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to the issuance of the 2019 Notes in May 2017, the issuance of the 2.750% 2024 Notes and the 2029 Notes in July 2017, the issuance of the 2.750% 2023 Notes and the 2027 Notes in August 2017 and the issuance of the 2028 Notes in June 2018.

Other Income (Expense)

Gain on Sale of Properties

During the nine months ended September 30, 2018, we recognized a gain on sale of properties of $80.0 million primarily related to the disposition of (i) 200 Quannapowitt Parkway, which sold for $15.0 million in January 2018, (ii) 34551 Ardenwood Boulevard, which sold for $73.3 million in February 2018, (iii) 3065 Gold Camp Drive, which sold for $14.2 million in March 2018, (iv) 11085 Sun Center Drive, which sold for $36.8 million in March 2018, (v) the Austin Portfolio, which sold for $47.6 million in April 2018, (vi) 2010 East Centennial Circle, which sold for $5.5 million in May 2018, (vii) 1125 Energy Park Drive, which sold for $7.0 million in May 2018 and (viii) 360 Spear Street, which sold for $92.3 million in September 2018. During the nine months ended September 30, 2017, we recognized a gain on sale of properties of $9.8 million primarily related to the disposition of 8025 North Interstate 35, which sold for $20.2 million in August 2017.

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
Our Parent Company entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements were, and will be, made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through September 30, 2018, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

On September 27, 2018, our Parent Company completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters' option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of our Parent Company’s common stock in the public offering. We did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. We expect to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements, which is anticipated to be no later than September 27, 2019.

On October 17, 2018, Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, issued and sold £400.0 million (approximately $524.6 million based on the exchange rate on October 17, 2018) aggregate principal amount of 3.750% Guaranteed Notes due 2030, or the 2030 Notes. The 2030 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Parent Company and the Operating Partnership. Net proceeds from the offering were approximately £393.5 million (approximately $516.1 million based on the exchange rate on October 17, 2018) after deducting managers’ discounts and estimated offering expenses. We intend to use the net proceeds from the offering of the 2030 Notes to repay borrowings outstanding under the Operating Partnership’s global credit facilities, acquire additional properties or businesses, fund development opportunities, and to provide for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption, or retirement of outstanding debt securities, or a combination of the foregoing.
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

Our Parent Company has declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2018 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$208,015
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	208,071
August 14, 2018	September 28, 2018	3,333	3,672	6,730	3,969	2,625	208,166
		$9,999	$11,016	$20,190	$11,907	$7,875	$624,252

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

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
As of September 30, 2018, we had $46.2 million of cash and cash equivalents, excluding $8.1 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

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

On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The global revolving credit facility has an accordion feature that enables us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of September 30, 2018, borrowings under the global revolving credit facility bore interest at an overall blended rate of 2.35% comprised of 3.23% (U.S. dollars), 0.62% (Euro), 2.85% (Australian dollars), 2.91% (Hong Kong dollars), 0.90% (Japanese yen), 2.61% (Singapore dollars) and 2.82% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.00%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2018, we have capitalized approximately $4.7 million of financing costs, net of accumulated amortization, related to the global revolving credit facility. As of September 30, 2018, approximately $595.0 million was drawn under the global revolving credit facility and $44.6 million of letters of credit were issued, leaving approximately $1.4 billion available for use.

On January 15, 2016, we refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion to up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at September 30, 2018, the balance outstanding is approximately $1.4 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of September 30, 2018, we have capitalized approximately $3.7 million of financing costs, net of accumulated amortization, related to the 2016 unsecured term loans.

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

On October 17, 2018, Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, issued and sold £400.0 million (approximately $524.6 million based on the exchange rate on October 17, 2018) aggregate principal amount of 3.750% Guaranteed Notes due 2030, or the 2030 Notes. The 2030 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Parent Company and the Operating Partnership. Net proceeds from the offering were approximately £393.5 million (approximately $516.1 million based on the exchange rate on October 17, 2018) after deducting managers’ discounts and estimated offering expenses. We intend to use the net proceeds from the offering of the 2030 Notes to repay borrowings outstanding under the Operating Partnership’s global credit facilities, acquire additional properties or businesses, fund development opportunities, and to provide for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption, or retirement of outstanding debt securities, or a combination of the foregoing.

On October 24, 2018, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.35 billion senior unsecured revolving credit facility, which we refer to as the 2018 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on January 15, 2016. The 2018 global revolving credit facility provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, and U.S. dollars, and includes the ability to add additional currencies in the future. The 2018 global revolving credit facility matures on January 24, 2023 with two six-month extension options. In addition, we have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent.

On October 24, 2018, we refinanced our senior unsecured multi-currency term loan facility and entered into an amended and restated term loan agreement, which we refer to as the 2018 term loan agreement, which governs (i) a $300.0 million 5-year senior unsecured term loan, which we refer to as the 2023 Term Loan and (ii) an approximately $512.0 million 5-year senior unsecured term loan, which we refer to as the 2024 Term Loan. The 2018 term loan agreement replaced the $1.55 billion term loan agreement executed on January 15, 2016. The 2018 term loan agreement provides for borrowings in Australian dollars, Canadian dollars, Hong Kong dollars, Singapore dollars and U.S. dollars. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2018 term loan agreement and the global revolving credit facility (discussed above), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. The maturity date of the 2023 Term Loan is January 15, 2023. The maturity date of the 2024 Term Loan is January 24, 2023 with two six-month extension options.

On October 24, 2018, we entered into a credit agreement for a ¥33.3 billion (approximately $296.5 million based on the exchange rate on October 24, 2018) senior unsecured revolving credit facility, which we refer to as the Yen revolving credit facility. The Yen revolving credit facility provides for borrowings in Japanese yen. In addition, we have the ability from time to time to increase the size of the Yen revolving credit facility to up to ¥93.3 billion (approximately $831.1 million based on the exchange rate on October 24, 2018), subject to receipt of lender commitments and other conditions precedent. The Yen revolving credit facility matures on January 24, 2024.

On October 24, 2018, the Operating Partnership, together with its subsidiary Quill Equity LLC as borrowers, entered into Amendment No. 1 to the Senior Secured Term Loan, which we refer to (as so amended) as the secured term loan agreement, which among other things amended the financial covenants therein to correspond with the financial covenants in the 2018 global senior credit agreement and the 2018 term loan agreement, decreased the applicable rate for eurodollar rate advances, and decreased the applicable rate for base rate advances. As of October 24, 2018, the applicable rate for eurodollar rate advances is the applicable index plus 100 basis points and the applicable rate for base rate advances is the applicable index plus 0 basis points. An annual agency fee is payable quarterly in respect of the commitments under the secured term loan agreement. We are also required to pay certain fees to the administrative agent under the secured term loan agreement.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our Parent Company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our Parent Company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our Parent Company. No sales were made under the program during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate in the condensed consolidated balance sheets) as of September 30, 2018 and December 31, 2017:

Development Lifecycle	As of September 30, 2018				As of December 31, 2017
(dollars in thousands)	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost

Development Construction in Progress
Space Held for Development (5)	1,816,366	$411,157	$—	$411,157	1,573,758	$416,553	$—	$416,553
Base Building Construction	2,000,888	233,374	279,803	513,177	1,333,763	222,093	149,507	371,600
Data Center Construction	1,577,099	805,964	781,651	1,587,615	1,366,393	748,006	500,674	1,248,680
Equipment Pool & Other Inventory		4,811	—	4,811		7,245	—	7,245
Campus, Tenant Improvements & Other		8,704	17,552	26,256		5,787	8,360	14,147
Total Development Construction in Progress	5,394,353	1,464,010	1,079,006	2,543,016	4,273,914	1,399,684	658,541	2,058,225
Land Inventory	(6)	284,962	—	284,962	(6)	352,406	—	352,406
Enhancement & Other		8,036	18,548	26,584		8,416	27,209	35,625
Recurring		11,543	32,988	44,531		23,985	29,184	53,169
Total Construction in Progress		$1,768,551	$1,130,542	$2,899,093		$1,784,491	$714,934	$2,499,425

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through September 30, 2018 and included in land and building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2017 and included in land and building and improvements in the condensed consolidated balance sheets.

(5)	Excludes space held for development related to unconsolidated joint ventures and properties held for sale.

(6)	Represents approximately 527 acres as of September 30, 2018 and approximately 539 acres as of December 31, 2017.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Data center construction includes 1.6 million square feet of Turn Key Flex® and Powered Base Building® product with a cost to date of approximately $806.0 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2018, we had approximately 3.6 million square feet of space under active development and approximately 1.8 million square feet of space held for development. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At September 30, 2018, the approximate 3.6 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, four European metropolitan areas, three Asian metropolitan areas, two Australian metropolitan areas and one Canadian metropolitan area, consisting of approximately 2.0 million square feet of base building construction and 1.6 million square feet of data center construction. At September 30, 2018, we had open commitments, including amounts reimbursable of approximately $5.7 million, related to construction contracts of approximately $428.3 million.
We currently expect to incur approximately $0.2 billion to $0.4 billion of capital expenditures for our development programs during the three months ending December 31, 2018, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

On September 21, 2018, a subsidiary of the Operating Partnership entered into a definitive agreement to acquire Ascenty, a leading data center provider in Brazil, from private equity firm Great Hill Partners in a transaction valued at approximately $1.8 billion. The transaction is expected to close in the fourth quarter of 2018 and is subject to customary closing conditions. We separately entered into an independent bilateral equity commitment letter with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally, under which Brookfield has committed to fund half of the required initial equity investment, currently estimated to be approximately $0.6 billion, excluding Brookfield’s share of the transaction costs, in exchange for 49% of the total equity interests in a joint venture entity expected to ultimately own Ascenty. The closing of Brookfield's investment in the joint venture entity is subject to customary closing conditions and receipt by Brookfield of Brazilian regulatory approvals and is expected to close by the first quarter of 2019. The Operating Partnership intends to fund its portion of the acquisition of Ascenty, including transaction expenses, with net proceeds contributed by the Parent Company from the settlement of the forward sale agreements. Our Operating Partnership intends to use the balance of such net proceeds, if any, to repay borrowings outstanding under its global revolving credit facility and for general corporate purposes, including, the repayment of other outstanding indebtedness, the repurchase, redemption or retirement of outstanding debt or preferred equity securities, future capital contributions to the joint venture and the funding of development and acquisition opportunities.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Development projects	$771,262	$597,637
Enhancement and improvements	10,585	5,897
Recurring capital expenditures	84,275	90,992
Total capital expenditures (excluding indirect costs)	$866,122	$694,526
For the nine months ended September 30, 2018, total capital expenditures increased $171.6 million to approximately $866.1 million from $694.5 million for the same period in 2017. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2018 were approximately $781.8 million, which reflects an increase of approximately 30% from the same period in 2017. This increase was primarily due to increased spending for ground-up development projects (including development projects acquired in the DFT Merger), Turn-Key Flex space development and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2018 and 2017 were $80.0 million and $69.4 million, respectively. Capitalized interest comprised approximately $25.3 million and $13.7 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2018 and 2017. Capitalized interest in the nine months ended September 30, 2018 increased compared to the same period in 2017 due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the nine months ended September 30, 2018 increased compared to the same period in 2017 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2018.
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
Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. During the nine months ended September 30, 2018, our Operating Partnership declared the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
March 1, 2018	March 30, 2018	$3,333	$3,672	$6,730	$3,969	$2,625	$216,953
May 8, 2018	June 29, 2018	3,333	3,672	6,730	3,969	2,625	216,789
August 14, 2018	September 28, 2018	3,333	3,672	6,730	3,969	2,625	216,825
		$9,999	$11,016	$20,190	$11,907	$7,875	$650,567

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.04000

Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of September 30, 2018 (in millions):

Debt Summary:
Fixed rate	$7,042.2
Variable rate debt subject to interest rate swaps	1,008.0
Total fixed rate debt (including interest rate swaps)	8,050.2
Variable rate—unhedged	1,192.7
Total	$9,242.9
Percent of Total Debt:
Fixed rate (including swapped debt)	87.1%
Variable rate	12.9%
Total	100.0%
Effective Interest Rate as of September 30, 2018 (1)
Fixed rate (including hedged variable rate debt)	3.76%
Variable rate	2.24%
Effective interest rate	3.57%

(1)	Excludes impact of deferred financing cost amortization.
As of September 30, 2018, we had approximately $9.2 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2018 of $112.48). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of September 30, 2018, our debt had a weighted average term to initial maturity of approximately 5.0 years (or approximately 5.1 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of September 30, 2018, we were party to interest rate swap agreements related to $1.0 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of September 30, 2018, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $264.5 million, of which $10.2 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017
The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$1,033,849	$681,551	$352,298
Net cash used in investing activities	(793,776)	(717,970)	(75,806)
Net cash (used in) provided by in financing activities	(208,535)	223,544	(432,079)
Net increase in cash, cash equivalents and restricted cash	$31,538	$187,125	$(155,587)
The increase in net cash provided by operating activities was primarily due to the properties acquired in the DFT Merger. The increases in cash flow were partially offset by properties sold in 2017 and 2018 and an increase in interest expense.
Net cash used in investing activities consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2018	2017	Change
Improvements to investments in real estate	$(946,118)	$(763,877)	$(182,241)
Acquisitions of real estate	(116,990)	(44,354)	(72,636)
Prepaid construction costs and other investments	(13,514)	—	(13,514)
Proceeds from sale of properties, net of sales costs	286,204	—	286,204
Excess proceeds from forward contracts	—	63,956	(63,956)
Other	(3,358)	26,305	(29,663)
Net cash used in investing activities	$(793,776)	$(717,970)	$(75,806)
Net cash used in financing activities for the Company consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2018	2017	Change
Repayments of borrowings, net of proceeds	$(11,950)	$(1,576,275)	$1,564,325
Net proceeds from issuance of common and preferred stock, including equity plans	4,582	411,109	(406,527)
Redemption of preferred stock	—	(182,500)	182,500
Proceeds from unsecured senior notes	649,038	2,265,060	(1,616,022)
Dividend and distribution payments	(910,558)	(693,485)	(217,073)
Other	60,353	(365)	60,718
Net cash (used in) provided by in financing activities	$(208,535)	$223,544	$(432,079)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, decreasing during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 offset by higher proceeds in 2017 from the issuance of the 2019 Notes, 2.750% 2024 Notes, 2029 Notes, 2.750% 2023 Notes and 2027 Notes as compared to the proceeds in 2018 from the issuance of the 2028 Notes. The increase in dividend and distribution payments for the nine months ended September 30, 2018 as compared to the same period in 2017, which was a result of an increase in the number of shares outstanding due to the DFT Merger and increased dividend amount per share of common stock in the nine months ended September 30, 2018 as compared to the same period in 2017.

Net cash used in financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2018	2017	Change
Repayments of borrowings, net of proceeds	$(11,950)	$(1,576,275)	$1,564,325
General partner contributions, net	4,582	228,609	(224,027)
Proceeds from unsecured senior notes	649,038	2,265,060	(1,616,022)
Distribution payments	(910,558)	(693,485)	(217,073)
Other	60,353	(365)	60,718
Net cash (used in) provided by in financing activities	$(208,535)	$223,544	$(432,079)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, decreasing during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 offset by higher proceeds in 2017 from the issuance of the 2019 Notes, 2.750% 2024 Notes, 2029 Notes, 2.750% 2023 Notes and 2027 Notes as compared to the proceeds in 2018 from the issuance of the 2028 Notes. The increase in distribution payments for the nine months ended September 30, 2018 as compared to the same period in 2017, which was a result of an increase in the number of units outstanding due to the DFT Merger and increased distribution amount per common unit in the nine months ended September 30, 2018 as compared to the same period in 2017.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2018, amounted to 3.9% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. In connection with the DFT Merger, approximately 0.2 million common units of the Operating Partnership were issued to certain former unitholders in DuPont Fabros Technology, L.P., which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) available to common stockholders	$67,268	$(4,140)	$218,700	$119,842
Adjustments:
Noncontrolling interests in operating partnership	2,700	(79)	8,880	1,632
Real estate related depreciation and amortization (1)	290,757	196,871	878,193	545,328
Real estate related depreciation and amortization related to investments in unconsolidated joint ventures	3,775	2,732	10,973	8,243
Impairment of investments in real estate	—	28,992	—	28,992
Gain on sale of properties	(26,577)	(9,750)	(80,042)	(9,608)
FFO available to common stockholders and unitholders (2)	$337,923	$214,626	$1,036,704	$694,429
Basic FFO per share and unit	$1.58	$1.24	$4.84	$4.18
Diluted FFO per share and unit (2)	$1.57	$1.23	$4.83	$4.16
Weighted average common stock and units outstanding
Basic	214,289	173,461	214,199	166,048
Diluted (2)	214,937	174,170	214,824	166,938
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$293,957	$199,914	887,534	554,491
Non-real estate depreciation	(3,200)	(3,043)	(9,341)	(9,163)
	$290,757	$196,871	$878,193	$545,328

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common stock and units outstanding	214,289	173,461	214,199	166,048
Add: Effect of dilutive securities	648	709	625	890
Weighted average common stock and units outstanding—diluted	214,937	174,170	214,824	166,938

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2018, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$7,042.2	$7,119.0
Variable rate debt subject to interest rate swaps	1,008.0	1,008.0
Total fixed rate debt (including interest rate swaps)	8,050.2	8,127.0
Variable rate debt	1,192.7	1,192.7
Total outstanding debt	$9,242.9	$9,319.7
Interest rate derivatives included in this table and their fair values as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2018 (5)	As of December 31, 2017 (5)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$2,856	$1,409
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	747	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	3,023	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	2,808	1,947
300,000	(2)	300,000	(2)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	17,829	9,978
220,843	(3)	229,012	(3)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	(24)	(430)
76,298	(4)	78,357	(4)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,960	3,034
$1,008,046		$1,018,274						$30,199	$18,572

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $1.30 to £1.00 as of September 30, 2018 and $1.35 to £1.00 as of December 31, 2017.

(4)
Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rates of $0.77 to 1.00 CAD as of September 30, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

(5)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2018:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4.6
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(4.6)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	2.8
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(2.8)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	88.8
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(82.6)
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
Foreign Currency Exchange Risk
For the nine months ended September 30, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2018 and 2017, operating revenues from properties outside the United States contributed $139.7 million and $131.7 million, respectively, which represented 18.2% and 21.6% of our total operating revenues, respectively. For the nine months ended September 30, 2018 and 2017, operating revenues from properties outside the United States contributed $421.3 million and $380.0 million, respectively, which represented 18.6% and 22.0% of our total operating revenues, respectively. Net investment in properties outside the United States was $3.3 billion and $3.1 billion as of September 30, 2018 and December 31, 2017, respectively. Net assets in foreign operations were approximately $0.2 billion and $0.3 billion as of September 30, 2018 and December 31, 2017, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of September 30, 2018, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by the risk factors in our Current Report on Form 8-K filed September 24, 2018 under the headings “Risks Related to the Proposed Ascenty Acquisition” and “Risks Related to the Proposed Joint Venture”, continue to apply to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

None.
Digital Realty Trust, L.P.
During the three months ended September 30, 2018, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended September 30, 2018, Digital Realty Trust, Inc. issued an aggregate of 16,351 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2018, our Operating Partnership issued an aggregate of 16,351 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended September 30, 2018, an aggregate of 3,205 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 13,146 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $21.5 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

3.4
Seventeenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on September 24, 2018).

10.1†
Employment Agreement among Digital Realty Trust, Inc., DLR LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 9, 2018).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 2, 2018	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 2, 2018	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 2, 2018	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

November 2, 2018		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 2, 2018		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 2, 2018		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)