Form 10-K
period 2018-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2019-02-25
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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
The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 29, 2018 totaled approximately $23 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 29, 2018. The identification of 10% or greater stockholders as of June 29, 2018 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 29, 2018. This calculation does not reflect a determination that such parties are affiliates for any other purposes.
There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at February 21, 2019
Common Stock, $.01 par value per share	207,823,842
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2019 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2018, Digital Realty Trust, Inc. owned an approximate 95.1% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.9% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2018, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	"Debt of the Company" and "Debt of the Operating Partnership";

•	"Income per Share" and "Income per Unit";

•	"Equity and Accumulated Other Comprehensive Loss, Net of the Company" and "Capital and Accumulated Other Comprehensive Loss of the Operating Partnership"; and

•	"Quarterly Financial Information";

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and

•	Selected Financial Data.
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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.    BUSINESS

The Company

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. and its subsidiaries, delivers comprehensive space, power, and interconnection solutions that enable its customers and partners to connect with each other and service their own customers on a global technology and real estate platform. We are a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, social networking and communications to financial services, manufacturing, energy, healthcare, and consumer products. Digital Realty Trust, Inc. operates as a real estate investment trust, or REIT, for federal income tax purposes.

As of December 31, 2018, our portfolio consisted of 214 data centers (including 18 data centers held as investments in unconsolidated joint ventures), of which 145 are located in the United States, 38 are located in Europe, 16 are located in Latin America, seven are located in Asia, five are located in Australia and three are located in Canada.

Digital Realty Trust, L.P., a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of acquiring, developing, owning and operating data centers. Digital Realty Trust, Inc. was incorporated in the state of Maryland on March 9, 2004. Digital Realty Trust, L.P. was organized in the state of Maryland on July 21, 2004. Our principal executive offices are located at Four Embarcadero Center, Suite 3200, San Francisco, California 94111. Our telephone number is (415) 738-6500. Our website is www.digitalrealty.com.

Recent Acquisitions

On December 20, 2018, our Brazilian subsidiary, Stellar Participações Ltda., completed the acquisition of Ascenty, a leading data center provider in Brazil, from private equity firm Great Hill Partners in a transaction valued at approximately $1.8 billion, net of cash purchased. We believe this transaction, which we refer to as the Ascenty Acquisition, represented a significant extension of our global platform and established us as the premier data center solutions provider in the Latin America region. Separately, we entered into an independent bilateral equity commitment letter with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally, under which Brookfield has committed to fund approximately $700 million, excluding Brookfield's share of transaction costs, in exchange for 49% of the total equity interests in a joint venture entity expected to ultimately own Ascenty. The agreement with Brookfield is subject to certain closing conditions and is expected to close in the first quarter of 2019.

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

On July 5, 2016, we completed the acquisition of a portfolio of eight high-quality, carrier-neutral data centers in Europe, which we refer to as the European Portfolio Acquisition, for a total purchase price of $818.9 million (based on the exchange rate at the date of acquisition). We believe the acquisition of these highly strategic assets in Amsterdam, Frankfurt and London enhanced our global colocation and interconnection platform.

On October 9, 2015, we acquired Telx Holdings, Inc., or Telx, a leading U.S. provider of data center colocation, interconnection and cloud enablement solutions, which we refer to as the Telx Acquisition, for approximately $1.9 billion. We believe this was a transformational transaction that established us as a leading provider of colocation and interconnection solutions in the U.S., and was highly complementary to our existing data center solutions.

Industry Background

We believe the data center industry is poised for sustainable growth. The demand for data center infrastructure is being driven by many factors, including the explosive growth of data, rapid growth of cloud adoption and greater demand for IT outsourcing. Computational processing power requirements continue to advance, data traffic is growing, and the volume of data that enterprises generate, transmit, process, analyze, monitor and manage is expanding dramatically. The Internet of Things, 5G, autonomous vehicles and artificial intelligence, among other technological advancements, are driving unprecedented growth of the digital economy, and data centers play an important role. The power requirements and financial costs to support this growth in data, traffic and storage are substantial and growing accordingly.

We believe cloud adoption represents the next generation of corporate IT outsourcing and remains a significant driver of demand for data infrastructure. The cloud is gaining traction because it enables corporate enterprises to achieve efficiencies and contain costs. In addition, the leading cloud service providers are generally mature, well-capitalized technology companies, and cloud platforms are among their fastest growing business segments. Large data centers that deploy computational resources and accompanying power, security and other services at significantly lower cost per unit than smaller ones, and coordinate and aggregate diverse customer, geographic and application demand, are poised to benefit from these cloud-specific industry drivers.

These diverse and secular industry dynamics are driving greater demand for data center capacity not only from global cloud service providers, but also from businesses as diverse as disaster recovery firms and IT service firms. As companies focus on their core competencies and rely on outsourcing to meet their needs, they are also prioritizing colocation for their data center solutions to reduce latency in data transfer. New technologies need a fast, reliable and flexible foundation to operate, and the importance of offering a full spectrum of power, space and connectivity solutions continues to grow.

Our Business

By providing a global real estate and technology platform that enables our customers and partners to connect with each other and service their own customers, we represent an important part of the digital economy that we believe will benefit from powerful, long-term growth drivers. Our platform brings together foundational real estate and innovative technology expertise to deliver a comprehensive, highly specialized product suite to meet customers’ scale, colocation, and connectivity needs. Our solutions help enable the global cloud revolution and provide the infrastructure for today’s growing digital economy.

We believe that the growth trends in the data center market, the cloud, Internet traffic and Internet-based services, combined with cost advantages in outsourcing data center requirements, provide attractive growth opportunities for us as a service provider and are only beginning to penetrate the data center market. Leveraging deep expertise in technology and real estate, we have an expansive global footprint, impressive scale and a full-spectrum product offering in key metropolitan areas around the world. These advantages simplify the contracting process for multinational enterprises, eliminating their need to contract with multiple local data center solutions providers. In addition, in areas where high data center construction and operating costs and long time-to-market prohibit many of our customers from building their own data centers, our global footprint and scale allow us to quickly and efficiently meet our customers' needs.

Digital Realty Pillars

Technology-Enabled Solutions Provider

Our global real estate and technology platform provides comprehensive, customizable solutions and global scale to meet customers’ constantly evolving and expanding data center needs. We provide the trusted foundation for the digital economy, powering our customers’ digital ambitions and supporting their growth.

Global, Local and Interconnected

Our data centers are hyper-connected-hubs, strategically located in 35 key metro areas around the world. Our global strength is matched by the expertise of our local teams on the ground. Our data centers provide high-performance access to one of the largest ecosystem of interconnected networks, critical data center and cloud services, customers and partners.

Resiliency

Our record of resiliency, 12 consecutive years of “five-nines” (99.999%) uptime for facilities owned and operated by us, and our award-winning sustainability program ensure our customers’ high-performance networks are effective and environmentally conscious. We design, own and manage data centers and are trusted with the critical IT infrastructures of companies globally, from small businesses to large multinational enterprises. We provide the critical digital foundations to store, manage, and connect our customers’ data, allowing them to focus on performance, innovation and accelerating their business growth.

Trusted Partner

We are a trusted partner for many of the most digitally ambitious companies in the world, helping safeguard their digital capital and driving their growth. Whether designing and delivering dedicated data center facilities, or solving cloud connectivity issues, our dedicated team of technical experts strives to ensure customer success through consistency in operations, customer care and ease of doing business.

Our Data Center Portfolio

Our portfolio of high-quality data centers provides secure, highly-connected and continuously available environments for the exchange, processing and storage of critical electronic information. Data centers are used for digital communication, disaster recovery purposes, transaction processing and housing mission-critical corporate IT applications. Our internet gateway data centers are highly interconnected, network-dense facilities that serve as hubs for internet and data communications within and between major metropolitan areas. We believe internet gateways are extremely valuable and a high-quality, highly interconnected global portfolio such as ours could not be easily replicated today on a cost-competitive basis.

Our global real estate and technology platform provides access to a network of 214 state-of-the-art, interconnected data centers, concentrated in 35 major metropolitan areas across 12 countries on five continents. We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. Northern Virginia represented 22% of total revenue for the year ended December 31, 2018, followed by Chicago with 13% of total revenue.

Through strategic investments, we have grown our presence in key metropolitan areas throughout North America, Europe, Latin America, Asia and Australia. Recent acquisitions have expanded our footprint into Latin America, enhanced our data center offerings in strategic and complementary U.S. metropolitan areas, established our colocation and interconnection platform in the U.S. and expanded our colocation and interconnection platform in Europe, each transaction enhancing our presence in top-tier locations throughout the U.S., Europe and Latin America.

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

Our portfolio contains a total of approximately 34.5 million square feet, including approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for future development. The 18 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 2.5 million rentable square feet. The 26 parcels of developable land we own comprise approximately 959 acres. A significant component of our current and future growth is expected to be generated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures and excluding space under active development and space held for future development, was approximately 89.0% leased.

Our Diversified Product Offerings

We provide flexible, customer-centric data center solutions designed to meet the needs of companies of all sizes across multiple industry verticals around the world. Our data centers and comprehensive suite of product offerings are scalable to meet our customers’ needs, from a single rack or cabinet, up to multi-megawatt deployments, along with connectivity, interconnection and solutions to support their hybrid cloud architecture requirements. Over the past few years, we have expanded our product mix to appeal to a broader spectrum of data center customers, especially those seeking to support a greater portion of their data center requirements through a single provider. We are now one of the only data center providers with a comprehensive global product offering that covers the spectrum from single rack colocation to multiple megawatt deployments and connectivity around the world to suit our customers’ current needs and to enable their future growth. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

Colocation, Scale and Hyper-Scale Platform.

Product Types & Names	Description
Colocation	Small (one cabinet) to medium (75 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-3 years Consistent designs, operational environment, power expenses
Scale & Hyperscale Powered Base Building® Turn-Key Flex®	Scale from medium (300+ kW) to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

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

Additionally, our data center campuses offer our customers the opportunity to expand in or near their existing deployments within our data center campuses.

Interconnection and Cloud-Enablement Platform

Product	Description
Cross Connect	A Layer 1 connection between two customer defined end points in a Digital Realty facility
Campus Connect	Local, dedicated connectivity solution within Digital Realty campus environments located in hyperconnected metros around the world
Metro Connect	Dedicated connection between multiple Digital Realty facilities located in the same metro area
Internet Exchange	Peering with major carrier, content, and wireless networks on a single, highly-availability service platform
Service Exchange	Access to multiple connections through multiple service providers all from one portal
IP Bandwidth	Blended bandwidth upstream connectivity with routing to provide a fast, resilient, dedicated Internet connection
Pathway	Point-of-entry access for carriers, terminating into the POP or Meet Me Room within a given facility
Through our recent investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our colocation, scale and hyper-scale data center product offerings. Furthermore, through product offerings such as our Service Exchange and partnerships with cloud service providers, we are able to support our customers’ hybrid cloud architecture requirements.

Our Global Customers
Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 2,300 customers, and no single customer represented more than approximately 6.8% of the aggregate annualized rent of our portfolio as of December 31, 2018. We provide each customer access to a choice of highly customized solutions based on their scale, colocation, and interconnection needs.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for and trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us internationally. Our largest customer, Facebook, accounted for approximately 6.8% of the aggregate annualized rent as of December 31, 2018 and no other single customer accounted for more than approximately 6.4% of the aggregate annualized rent of our portfolio. At December 31, 2018, our customers represented a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

Cloud and IT Services	Digital Content Providers and Financial Companies	Network and Mobile Services
IBM	Facebook, Inc.	Verizon
Fortune 50 Software Company	Fortune 25 Investment Grade-Rated Company	AT&T
Cyxtera Technologies	LinkedIn	Comcast Corporation
Oracle America, Inc.	JPMorgan Chase & Co.	CenturyLink
Equinix		China Telecommunications Corporation

Proven Experience Attracting and Retaining Customers. Our specialized data center salesforce, which is aligned t o meet our customers’ needs for global, enterprise and network solutions, provides a robust pipeline of new customers, while existing customers continue to grow and expand their utilization of our technology-enabled services to support a greater portion of their IT needs.

Below is a summary of our leasing activity for the year ended December 31, 2018 (in millions):

	Year Ended December 31, 2018
	Commenced		Signed
	Square Feet	Annualized GAAP Rent	Square Feet		Annualized GAAP Rent
New	1.9	$255	1.9	(1)	$240	(1)

Renewals	2.0	$312	2.0		$330

(1)	Includes signed new leases with existing customers totaling approximately 1.9 million square feet, which represent approximately $223 million in annualized GAAP rent.

Our Design and Construction Program

Our extensive development activity, operating scale and process-based approach to data center design and construction result in significant cost savings and added value for our customers. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our POD Architecture® to develop new Turn-Key Flex® facilities in our existing Powered Base Building® facilities, on average we can deliver a fully commissioned facility in under 30 weeks. Finally, our access to capital and investment-grade ratings allow us to provide data center solutions for customers who do not want to invest their own capital.

Our Investment Approach

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

Our Management Team and Organization

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

Our Business and Growth Strategies

Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our Operating Partnership’s unitholders through the payment of dividends and distributions and (iii) return on invested capital. We expect to accomplish these objectives by achieving superior risk-adjusted returns, prudently allocating capital, diversifying our product offerings, accelerating our global reach and scale, and driving revenue growth and operating efficiencies.

Superior Risk-Adjusted Returns. We believe that achieving appropriate risk-adjusted returns on our business, including on our development pipeline and leasing transactions, will deliver superior stockholder returns. At December 31, 2018, we had approximately 3.4 million square feet of space under active development. We may continue to build out our development pipeline when justified by anticipated returns. We have established robust internal guidelines for reviewing and approving leasing transactions, which we believe will drive risk-adjusted returns. We also believe that providing an even stronger value proposition to our customers, including through new and more comprehensive product offerings, as well as continuing to improve operational efficiencies, will further drive improved returns for our business.

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. We target a debt-to-adjusted EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the related cost. Since Digital Realty Trust Inc.’s initial public offering in 2004, we have raised approximately $30.6 billion of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facility, our term loan facility, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

Leverage Technology to Develop Comprehensive and Diverse Products. We have diversified our product offering, through acquisitions and organically through leveraging innovative technologies, and believe that we have one of the most comprehensive suites of global data center solutions available to customers from a single provider.

Global Service Infrastructure Platform. With our recent acquisitions, which extended our footprint into Latin America, enhanced our portfolio of scale and hyper-scale data centers in the U.S. and established us as a leading provider of colocation, interconnection and cloud-enablement services globally, we are able to offer a broader range of data center solutions to meet our customers’ needs, from a single rack or cabinet to multi-megawatt deployments. We believe our products like Service Exchange and our partnerships with managed services and cloud service providers further enhance the attractiveness of our data centers.

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

Accelerate Global Reach and Scale. We have strategically pursued international expansion since our IPO in 2004 and now operate across five continents. We believe that our global multi-product data center portfolio is a foundational element of our strategy and our scale and global platform represent key competitive advantages difficult to replicate. Customers and competitors are recognizing the value of interconnected scale, which aligns with our connected campus strategy that enables customers to “land and expand” with us. We expect to continue to source and execute strategic and complementary transactions to strengthen our data center portfolio, expand our global footprint and product mix, and enhance our scale. In December 2018, we completed the acquisition of Ascenty, a leading data center provider in Brazil, immediately establishing Digital Realty as the premier data center solutions provider in the Latin America region.

Drive Revenue Growth and Operating Efficiencies. We aggressively manage our properties to maximize cash flow and control costs by leveraging our scale to drive operating efficiencies.

Leverage Strong Industry Relationships. We use our strong industry relationships with international, national and regional corporate enterprise information technology groups and technology-intensive companies to identify and solve their data center needs. Our sales professionals are technology and real estate industry specialists who can develop complex facility solutions for the most demanding data center and other technology customers.

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

Sustainability

We believe that addressing sustainability by driving environmental efficiency through the implementation of cost-effective design and use of renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. Ninety percent of our top 20 customers have publicly stated sustainability goals, further highlighting the competitive importance of our sustainability initiatives. Our sustainability platform includes the following:

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

In 2018, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements.

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

Sustainable Data Center Ratings

Data centers receiving third-party sustainable ratings in 2018 totaled approximately 1.4 million square feet, or approximately 44% of our total shell completions in 2018. We received the following sustainable data center ratings for all, or a portion of, the following sites:

•	44274 Round Table Plaza, Ashburn, VA USA

•	2220 De La Cruz Blvd Phase 3, Santa Clara, CA USA

•	1400 Devon Ave, Elk Grove Village, IL USA

•	Jan Wijsmullerdreef 10, Hoofddorp, Netherlands

We also received an operational phase recertification that totaled 370,500 square feet for 29A International Business Park, Jurong, Singapore.

In 2018, we achieved Energy Star for Data Centers recognition for all, or a portion of, the following sites, representing approximately 35% of our U.S. operating portfolio. (1)

(1)	Percentage is based on U.S. stabilized assets, excluding Powered Base Building space, space under active development, space held for development, and space held in unconsolidated joint ventures.

Resource Conservation

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. In 2018, we completed 43 conservation projects primarily focusing on energy and water conservation.

Renewable Energy

In 2018, we entered into power purchase agreements to secure the renewable energy attributes from a solar farm in North Carolina to support the renewable energy needs of a customer in Virginia. We secured additional capacity from our previously announced solar farm contract in North Carolina, and we announced that our Chandler, Arizona portfolio has been enrolled in a utility solar program expected to supply a portion of the site’s energy requirements from utility-supplied solar energy. Our previously disclosed Texas wind farm and Virginia solar farm power purchase agreements produced a total of 428,470 MWh of renewable energy credits in 2018.

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

Energy Data

Year (1)	Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh) (2)	Grid Electricity Consumption as a % of Energy Consumption	% of Energy Generated from Renewable Resources (3)		Like-for-Like Change in Energy Consumption of Portfolio Area with Data Coverage (4)	MWh per Occupied kW (5)	MWh per Occupied kW Year over Year % Change
2017 (6)	81%	5,813,940	96%	12.6%	(7)	3.7%	6.31	(3.0)%
2016	84%	3,699,472	95%	23.4%		2.5%	6.50	(5.8)%
2015	77%	3,252,836	95%	9.5%		n/a	6.90	n/a

(1)	Full-year 2018 energy data is not currently available. The most recent full year for which energy data is available is 2017.

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

(4)	Data reported in MWh on a like-for-like comparison excludes properties which were acquired, disposed of, under development or redeveloped during the reported year.

(5)	We provide a “MWh per occupied kW” metric to assess relative resource use intensity. Excludes kW associated with Powered Base Building space.

(6)	Includes full-year data for properties acquired in the DFT Merger in 2017.

(7)	Reflects the growth of the portfolio due to the DFT Merger in 2017 as well as the conclusion of the Clean Start REC program at the end of 2016.

Water Data

Year (1)	Water Consumption Data Coverage as % of Floor Area	Total Water Consumed by Portfolio Area with Data Coverage (kGal) (2)		Like-for-Like Change in Water Consumption of Portfolio Area with Data Coverage (3)	kGal per Occupied kW (4)	Gal per Occupied kW Year over Year % Change
2017 (5)	72%	1,258,493	(6)	5.8%	1.37	69.2%
2016	64%	459,127		(2.0)%	0.81	(5.8)%
2015	60%	403,373		n/a	0.86	n/a

(1)	Full-year 2018 water data is not currently available. The most recent full year for which water data is available is 2017.

(2)	Data reported in kilo-gallons (kGal). The scope of water consumed includes potable and non-potable water purchased from third-party suppliers.

(3)	The like-for-like comparison excludes properties which were acquired, disposed, under development or redeveloped during the reported year.

(4)	We provide a “kGal per occupied kW” metric to assess relative resource use intensity. Excludes kGal associated with Powered Base Building space.

(5)	Includes full-year data for properties acquired in the DFT Merger in 2017.

(6)	This change is primarily attributable to the properties acquired in the DFT Merger in 2017, which predominantly utilize water-based cooling solutions.
Competition

We compete with numerous data center providers, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including CoreSite Realty Corporation, CyrusOne Inc., Equinix, Inc., QTS Realty Trust, Inc., Switch, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America and Australia. See "We face significant competition, which may adversely affect the occupancy and rental rates of our data centers." in Item 1A. Risk Factors.
Geographic Information
Operating revenues from properties in the United States were $2,482.1 million, $1,942.7 million and $1,670.2 million and outside the United States were $564.4 million, $515.2 million and $442.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had investments in real estate located in the United States of $11.1 billion, $10.5 billion and $6.3 billion and outside the United States of $3.8 billion, $3.1 billion and $2.6 billion as of December 31, 2018, 2017 and 2016, respectively.
Operating revenues from properties located in the United Kingdom were $295.3 million, $275.1 million and $234.3 million, or 9.7%, 11.2% and 11.1% of total operating revenues, for the years ended December 31, 2018, 2017 and 2016, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.6 billion, $1.7 billion and $1.5 billion, or 10.9%, 12.1% and 16.6% of total investments in real estate, as of December 31, 2018, 2017 and 2016, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2018, 2017 and 2016. See “Ownership of data centers located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “Our international activities are subject to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas” in Item 1A. Risk Factors for risks relating to our international operations.

Regulation
General
Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2018 has the necessary permits and approvals to operate. Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. See “We may incur significant costs complying with the Americans with Disabilities Act and similar laws.” in Item 1A. Risk Factors.
Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and could affect our operating results and financial condition. Either the previous owners or we have conducted environmental reviews on a majority of the properties we have acquired, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See "We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties." in Item 1A. Risk Factors for further discussion.
Insurance
We carry commercial general liability, property, and business interruption insurance, including rental income loss coverage on all of the properties in our portfolio under a blanket program. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, and industry practice. We believe the properties in our portfolio are adequately insured. We do not carry insurance for generally uninsured exposures such as loss from war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles we believe are commercially reasonable. We intend to partially fund the earthquake insurance deductibles through a captive insurance company we established in May 2014. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Potential losses may not be covered by insurance.” in Item 1A. Risk Factors.
Employees
The geographic distribution of our global employee base as of December 31, 2018 is summarized in the following table.

Region	Number of Employees
North America	1,148
Europe	284
Asia Pacific	98
Total	1,530
Available Information
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
Offices

Our headquarters are located in San Francisco. We have regional U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and regional international offices in Amsterdam, Dublin, London, São Paulo, Singapore, Sydney, Tokyo and Hong Kong.

Reports to Security Holders
Digital Realty Trust, Inc. is required to send an annual report to its securityholders and to our Operating Partnership’s unitholders.

ITEM 1A.    RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 37.
Risks Related to Our Business and Operations
Our business depends upon the demand for data centers.

We are in the business of owning, acquiring, developing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, we cannot assure you that we would be able to replace that customer at a competitive rate or at all. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
We compete with numerous data center providers, many of whom own properties similar to ours in some of the same metropolitan areas where our data centers are located, including CoreSite Realty Corporation, CyrusOne Inc., Equinix, Inc., QTS Realty Trust, Inc., Switch, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America and Australia. In addition, we may in the future face competition from new entrants into the data center market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.
If our competitors offer space that our customers or potential customers perceive to be superior to ours based on factors such as available power, security, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our data centers or reduce our rental rates. In addition, recently many of our competitors have developed and continue to develop additional data center space. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop. Further, if customers or potential customers desire services that we do not offer, we may not be able to lease our space to those customers. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.
Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism.
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

Although our customers’ computing equipment resides in our buildings, we do not have access to, nor do we have knowledge of, what data is being housed and processed on their equipment.  In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data.  Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law.  Similarly, new regulations such as the EU General Data Protection Regulation (GDPR) may have significant operational impact on our operations. If we fail to comply with these various regulations, we may have to pay fines or damages. We may not be able to limit our liability or damages in the event of such a loss.

We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2018, the 20 largest customers in our portfolio represented approximately 53.5% of the total annualized rent generated by our properties. Our top three customers leased approximately 4.0 million square feet of net rentable space as of December 31, 2018, representing approximately 19.4% of the total annualized rent generated by our properties. In addition, 63 of our 214 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 22, 2019, we had no material customers in bankruptcy.
Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of a variety of enterprises, including cloud service providers, network service providers, and digital economy customers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Dense and desirable customer concentrations within each facility enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.

Our contracts with our customers could subject us to significant liability, which may adversely affect our business, results of operations and financial condition.

In the ordinary course of business, we enter into agreements with our customers pursuant to which we provide data center space, power and connectivity products to our customers. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise.  Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, we have assumed existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.
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

At December 31, 2018, we owned approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2018, customer agreements representing 22.1% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2020, and an additional 11.6% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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
Our portfolio is located in 35 metropolitan areas. As of December 31, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Metropolitan Area	Percentage of December 31, 2018 total annualized rent (1)
Northern Virginia	23.2%
Chicago	11.8%
Silicon Valley	9.0%
New York	8.4%
London, United Kingdom	8.4%
Dallas	7.7%
Singapore	3.6%
Phoenix	3.6%
San Francisco	2.6%
Sao Paulo, Brazil	2.6%
Seattle	2.3%
Atlanta	2.1%
Amsterdam, Netherlands	1.9%
Other	12.8%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2018, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2018 was approximately $47.4 million.

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
We do not own 16 buildings that account for approximately 1.3 million rentable square feet, or approximately 4% of our total rentable square feet. These leased buildings accounted for $160.6 million of our total annualized rent as of December 31, 2018. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the primary terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.
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
The technology industry generally and specific industries in which certain of our customers operate are characterized by rapidly changing technology, customer requirements and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems are difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.
Further, our inability to adapt to changing customer requirements may make our data centers obsolete or unmarketable to such customers. Some of our customers operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. As a result, these customers may realize cost benefits by locating their data center operations in facilities with less electrical or mechanical infrastructure redundancy than is found in our existing data center facilities. Additionally, some of our customers have begun to operate their data centers using a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these customers. We may not be able to operate our existing data centers under these environmental conditions, particularly in multi-tenant facilities with other customers who are not willing to operate under these conditions, and our data centers could be at a competitive disadvantage to facilities that satisfy such requirements. Because we may not be able to modify the redundancy levels or environmental systems of our existing data centers cost effectively, these or other changes in customer requirements could have a material adverse effect on our business, results of operations and financial condition.
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
We depend upon third-party suppliers for power, and we are vulnerable to service failures and to price increases by such suppliers and to volatility in the supply and price of power in the open market.
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
We have also entered into power purchase agreements with contract terms ranging from 10-15 years. These agreements require us to purchase renewable energy credits from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy decreases, we may be required to pay more under the power purchase agreements than we would otherwise if we were to purchase renewable energy credits on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of unpredictable weather, natural phenomena or otherwise, could negatively impact the quantity of renewable energy credits delivered to us.
We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
We are not a telecommunications carrier. Although our customers generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving our data centers in order to attract and retain customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own operating results.
Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have obtained the right to use network resources owned by other companies, including rights to use dark fiber, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.
Our international activities, including ownership, operation and acquisition of data centers located outside of the United States, subject us to risks different than those faced by us in the United States and we may not be able to effectively manage our international business.
Our portfolio included 69 data centers located outside of the United States at December 31, 2018. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.
The ownership and operation of data centers located outside of the United States subjects us to risks from fluctuations in exchange rates between foreign currencies and the U.S. dollar. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations. We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations in a manner consistent with our qualifications as a REIT, although we cannot assure you that we will be able to do so or that this will be effective.
Our foreign operations involve additional risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these metropolitan areas;

•	complexity and costs associated with managing international development and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	the adoption and expansion of trade restrictions or the occurrence of trade wars;

•	differing employment practices and labor issues;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

•
difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;

•	local business and cultural factors; and

•	political and economic instability, including sovereign credit risk, in certain geographic regions.

We also face risks with investing in unfamiliar metropolitan areas. We have acquired and may continue to acquire properties in international metropolitan areas that are new to us. When we acquire properties located in these metropolitan areas, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced local partners; however, we cannot assure you that all such risks will be eliminated.
Our inability to overcome these risks could adversely affect our foreign operations and could harm our business and results of operations.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our results of operations.

We are a global company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, referred to as Brexit. The referendum was advisory, and the terms of any withdrawal are subject to continuing negotiation. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital in the United Kingdom. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace and replicate. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. We completed the Telx Acquisition in October 2015, the European Portfolio Acquisition in July 2016, the DFT Merger in September 2017 and the acquisition of Ascenty in December 2018. Our ability to realize the anticipated benefits of these and other acquisitions depends, to a large extent, on our ability to integrate each of them with our business. The combination of two independent businesses can be a complex, costly and time-consuming process, which requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business. There can be no assurance that we will be able to successfully integrate acquired properties and businesses with our business or otherwise realize the expected benefits of these acquisitions. The expected synergies from the acquisitions may not be fully realized, which could result in increased costs and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
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

The risks of combining businesses include, among others:

•	we may have underestimated the costs to make any necessary improvements to the acquired properties;

•	the acquired properties may be subject to reassessment, which may result in higher than expected property tax payments;

•	we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations;

•	we may face difficulties in integrating employees and in retaining key personnel;

•	we may face challenges in keeping existing customers, including key customers, which could adversely impact our revenue;

•	we may be unable to effectively manage our expanded operations; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates on acquired properties.

Any one of these risks could result in increased costs, decreases in the amount of expected revenue and diversion of our management’s time and energy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if our operations are integrated successfully with the operations of our acquisitions, we may not realize the full benefits of the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the acquisitions and negatively impact the price of our common stock.

Additionally, our portfolio consisted of 214 data centers at December 31, 2018, including 18 data centers held as investments in unconsolidated joint ventures. Several of our data centers, including the data centers which we have acquired in the past five years, have been under our management for a limited time. The data centers may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of these data centers will not decline under our management.
The Brazilian government has exercised, and continues to exercise, significant influence over the Brazilian economy. This influence, as well as Brazilian political and economic conditions, could adversely affect us.
Ascenty’s portfolio of data centers is concentrated in Brazil. The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes significant changes in policy and regulations. The Brazilian government’s actions designed to control inflation, stimulate growth and other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies, price controls, currency devaluations, capital controls and limits on imported goods and services. We cannot control or predict changes in policy or regulations that the Brazilian government might adopt in the future.
We may be adversely affected by the economic and political conditions in Brazil as well as changes in policy or regulations at the federal, state or municipal levels involving or affecting factors such as economic or social factors or political instability.
We may be subject to unknown or contingent liabilities related to our recent acquisitions, for which we may have no or limited recourse against the sellers.
Our recent and future acquisitions may be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities or the former owners of acquired properties or businesses, tax liabilities, claims for indemnification by general partners, directors, officers and others indemnified by the former owners of acquired properties or businesses, and other liabilities whether incurred in the ordinary course of business or otherwise. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with our acquisitions may exceed our expectations, which may adversely affect our business, financial condition and results of operations.

Further, we have entered, and may in the future enter, into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of such transactions, in which event we would have no or limited recourse against the sellers of such properties or businesses. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. We may obtain insurance policies providing for coverage for breaches of certain representations and warranties in certain transactions, subject to certain exclusions and a deductible, however, there can be no assurance that we would be able to recover any amounts with respect to losses due to breaches of any such representations and warranties. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the properties or businesses acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.
We may be unable to identify, including sourcing off-market deal flow, and complete acquisitions on favorable terms or at all.
A component of our growth strategy is to continue to acquire additional data centers, and we continually evaluate the market of available properties and businesses and may acquire additional properties or businesses when opportunities exist. To date, a substantial portion of our acquisitions were completed before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of competitive bidding, which could potentially lead to higher prices. We obtain access to off-market deal flow from numerous sources. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.
Our ability to acquire properties or businesses on favorable terms may be subject to the following significant risks:

•
we may be unable to acquire a desired property or business because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property or business, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;

•	even if we enter into agreements for the acquisition of real estate or businesses, these agreements are subject to customary conditions to closing; and

•	we may be unable to finance acquisitions on favorable terms or at all.
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
We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. In these events, we are not in a position to exercise sole decision-making authority regarding the properties, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor our partner would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with our partners may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected. In addition, we cannot assure you that we will be able to close joint ventures, such as our anticipated joint venture with Brookfield related to the Ascenty Acquisition, on the anticipated schedule or at all. Failure to complete any such joint venture could have a negative impact on our business and the trading price of our common stock.

Our growth depends upon the successful development of our existing space and developable land and new properties acquired for development and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and financial condition.
At December 31, 2018, we had approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

•	delays in construction, or changes to the plans or specifications;

•
budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	construction site accidents and other casualties;

•	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;

•	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

•	access to sufficient power and related costs of providing such power to our customers;

•	environmental issues;

•	supply chain constraints;

•	fire, flooding, earthquakes and other natural disasters;

•	geological, construction, excavation and equipment problems; and

•	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.
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
General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. Instability in the U.S., European, Asian, Latin American and other economies and international financial markets may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’, businesses, financial condition and results of operations.
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
Our total consolidated indebtedness at December 31, 2018 was approximately $11.1 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. As of December 31, 2018, we have a $2.35 billion global revolving credit facility. We have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2018, approximately $0.9 billion was available under this facility, net of outstanding letters of credit. As of February 22, 2019, we had approximately $1.0 billion available under the global revolving credit facility, net of outstanding letters of credit.
Our substantial indebtedness currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions and other general corporate purposes. Additionally, it could: make it more difficult for us to satisfy our obligations with respect to our indebtedness; limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general corporate purposes on terms and conditions acceptable to us, if at all; or affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.
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
Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our global revolving credit facility, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that apply to our variable rate debt. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements to fix a significant portion of our floating rate debt. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would have had we not entered into the swap agreements.
Adverse changes in our Company’s credit ratings could negatively affect our financing activity. The credit ratings of our senior unsecured long-term debt and Digital Realty Trust, Inc.’s preferred stock are based on our Company’s operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of our Company. Our Company’s credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. We cannot assure you that we will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our current and future credit facilities and debt instruments. For example, if the credit ratings of our senior unsecured long-term debt are downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our existing debt. Adverse changes in our credit ratings could negatively impact our refinancing and other capital market activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of Digital Realty Trust, Inc.’s stock, and our development and acquisition activity.
Our global revolving credit facility, unsecured term loan facility and senior notes restrict our ability to engage in some business activities. Our global revolving credit facility and unsecured term loan facility contain negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to create, incur or assume liens; and

•	require us to maintain financial coverage ratios, including with respect to unencumbered assets.
In addition, the global revolving credit facility and the unsecured term loan facility restrict Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax.
In addition, our unsecured senior notes are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facility and unsecured term loan facility, could cause us to default on our senior notes, global revolving credit facility or unsecured term loan facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.
Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 74% of our total indebtedness as of December 31, 2018 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
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
Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, Digital Realty Trust, Inc. is subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. See “Risks Related to Our Organizational Structure—Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders—Tax consequences upon sale or refinancing.” While Digital Realty Trust, Inc. has exclusive authority under Digital Realty Trust, L.P.’s limited partnership agreement to determine whether, when, and on what terms to sell a property, any such decision would require the approval of Digital Realty Trust, Inc.’s board of directors. These limitations may affect our ability to sell properties. This lack of liquidity and the Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to access capital necessary to meet our debt payments and other obligations.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts of key personnel of our Company, particularly A. William Stein, our Chief Executive Officer, Andrew P. Power, our Chief Financial Officer, Gregory S. Wright, our Chief Investment Officer, Chris Sharp, our Chief Technology Officer, and Erich J. Sanchack, our Executive Vice President, Operations. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential customers and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective customers and industry personnel could suffer. Many of our Company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with customers. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our Company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.
We also depend on the talents and efforts of highly skilled technical individuals. Our success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled technical personnel for all areas of our organization. Competition in our industry for qualified technical employees is intense, the availability of qualified technical personnel is not guaranteed.
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
We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. A significant portion of our properties are located in seismically active zones such as California, which represents approximately 13% of our portfolio’s annualized rent as of December 31, 2018. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. We may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.
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
We may become subject to disputes with parties with whom we conduct business, including as a result of any breach in our security systems or downtime in our critical power and cooling systems. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.
We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
Under various laws relating to the protection of the environment in the United States, as well as in many jurisdictions in Europe, Asia and South America, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at a property, and may be required to investigate and clean up such contamination at or emanating from a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws, as well as laws in Europe and Asia, also impose in certain cases strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.
Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of environmental contamination on our properties caused by previous owners or operators. Further, fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.
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
Also, drought conditions in certain markets have resulted in water usage restrictions and proposals to further restrict water usage.  Our data center facilities could face restrictions on water usage, water efficiency mandates, or higher water prices. Climate change could also limit water availability. In addition, sea level rise and more frequent and severe weather events caused or contributed to by climate change pose physical risks to our facilities.
The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Which May Influence Future Results of Operations-Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results, cash available for distributions, Digital Realty Trust, Inc.’s common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.
Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.
When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, their employees, our employees and others if property damage or health concerns arise.
We may incur significant costs complying with the Americans with Disabilities Act, similar laws and other regulations.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA or similar laws of other jurisdictions in which we operate. If one or more of the properties in our portfolio does not comply with the ADA or such other laws, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other laws. If we incur substantial costs to comply with the ADA and any other similar legislation or are subject to awards of damages to private litigants, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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
Conflicts of interest may exist or could arise in the future as a result of the relationships between Digital Realty Trust, Inc. and its stockholders, on the one hand, and our Operating Partnership and its partners, on the other. Digital Realty Trust, Inc.’s directors and officers have duties to Digital Realty Trust, Inc. and its stockholders under Maryland law in connection with their management of our Company. At the same time, Digital Realty Trust, Inc., as general partner, has fiduciary duties under Maryland law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Digital Realty Trust, Inc.’s duties as general partner to our Operating Partnership and its partners may come into conflict with the duties of Digital Realty Trust, Inc.’s directors and officers to Digital Realty Trust, Inc. and its stockholders. Under Maryland law, a general partner of a Maryland limited partnership owes its limited partners the duties of loyalty and care, which must be discharged consistently with the obligation of good faith and fair dealing, unless the partnership agreement provides otherwise. The partnership agreement of our Operating Partnership provides that for so long as Digital Realty Trust, Inc. owns a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either Digital Realty Trust, Inc.’s stockholders or the limited partners will be resolved in favor of Digital Realty Trust, Inc.’s stockholders.
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
Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders are also subject to the following additional conflict of interest:
Tax consequences upon sale or refinancing. Sales of properties and repayment of certain indebtedness will affect holders of common units in our Operating Partnership and Digital Realty Trust, Inc.’s stockholders differently. Consequently, these holders of common units in our Operating Partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Digital Realty Trust, Inc. has exclusive authority under the partnership agreement of our Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision generally would require the approval of Digital Realty Trust, Inc.’s board of directors and Digital Realty Trust, Inc.’s ability to take such actions, to the extent that they may reduce the liabilities of the Operating Partnership, may be limited pursuant to the tax protection agreement that Digital Realty Trust, Inc. and the Operating Partnership entered into upon completion of the DFT Merger. Certain of Digital Realty Trust, Inc.’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Digital Realty Trust, L.P.’s unitholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of Digital Realty Trust, Inc.’s capital stock.
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
In connection with the DFT Merger, we entered into a tax protection agreement with a number of limited partners of DuPont Fabros Technology, L.P. (the “Protected Partners”), all of whom became limited partners of the Operating Partnership. Pursuant to this tax protection agreement, the Protected Partners entered into a guarantee of certain debt of a subsidiary of the

Operating Partnership. The Operating Partnership is required to offer the Protected Partners a new guarantee opportunity in the event any guaranteed debt is repaid prior to March 1, 2023. If the Operating Partnership fails to offer the guarantee opportunity or to allocate guaranteed debt to a Protected Partner as required under the tax protection agreement, the Operating Partnership generally would be required to indemnify each Protected Partner for the tax liability resulting from such failure, as determined under the tax protection agreement. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.
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

•	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;

•	breaches of our obligations or restrictions under our contracts with our customers;

•	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;

•	the impact of current global and local economic, credit and market conditions;

•	our inability to retain data center space that we lease or sublease from third parties;

•	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;

•
our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions, including the Ascenty Acquisition;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a) (2) and which is included in Part II, Item 8. Information for Ascenty is only included in the Our Portfolio table in this Item, otherwise all other tables exclude tenant and leasing data related to Ascenty.

Our Portfolio
As of December 31, 2018, our portfolio consisted of 214 data centers, including 18 data centers held as investments in unconsolidated joint ventures, and contain a total of approximately 34.5 million rentable square feet, including 3.4 million square feet of space under active development and 2.1 million square feet of space held for development. The following table presents an overview of our portfolio of properties, including the 18 data centers held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2018 (dollar amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 8 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2018.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Occupancy Percentage (5)

North America
Northern Virginia	30	5,718,180	1,425,029	84,852	$549,446	95.4%
Chicago	10	2,963,850	459,250	152,362	291,599	89.5%
New York	12	1,980,040	—	240,157	206,251	83.5%
Silicon Valley	19	2,251,021	—	—	208,195	97.1%
Dallas	21	3,435,188	132,310	81,206	183,814	80.4%
Phoenix	4	990,385	—	108,926	89,365	66.4%
San Francisco	4	834,540	13,753	—	65,257	71.8%
Atlanta	5	775,606	—	313,581	52,632	90.6%
Los Angeles	4	806,934	11,545	—	41,231	90.7%
Boston	5	534,249	—	50,649	31,272	66.8%
Houston	6	392,816	—	13,969	19,537	84.6%
Toronto, Canada (6)	3	326,591	60,506	511,969	18,022	75.0%
Denver	2	371,500	—	—	11,665	99.8%
Austin	1	85,688	—	—	8,539	65.1%
Miami	2	226,314	—	—	7,172	87.2%
Portland	1	48,574	—	—	6,337	85.3%
Minneapolis/St. Paul	1	328,765	—	—	5,644	100.0%
Charlotte	3	95,499	—	—	4,510	89.1%
Seattle	1	40,564	—	75,382	2,609	77.1%
North America Total / Weighted Average	134	22,206,304	2,102,393	1,633,053	1,803,097	87.6%

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Occupancy Percentage (5)

Europe
London, United Kingdom (7)	16	1,430,107	92,560	104,606	209,634	91.3%
Amsterdam, Netherlands (8)	9	474,303	91,859	68,185	46,372	92.9%
Dublin, Ireland (8)	5	330,180	26,646	—	26,735	89.8%
Frankfurt, Germany (8)	3	83,981	157,056	—	12,006	75.1%
Paris, France (8)	3	185,994	—	—	7,077	100.0%
Manchester, England (7)	1	38,016	—	—	1,754	100.0%
Geneva, Switzerland (8)	1	59,190	—	—	1,772	100.0%
Europe Total / Weighted Average	38	2,601,771	368,121	172,791	305,350	91.8%

Asia Pacific
Singapore (9)	2	540,638	—	—	89,629	91.5%
Melbourne, Australia (10)	2	146,570	—	—	16,789	79.3%
Sydney, Australia (10)	3	196,665	117,692	—	23,025	91.7%
Osaka, Japan (11)	1	—	239,999	—	—	—
Asia Pacific Total / Weighted Average	8	883,873	357,691	—	129,443	89.5%

Ascenty Acquisition (12)	16	473,251	522,643	243,160	73,538	95.3%

Non-Data Center Properties	—	516,107	—	—	4,591	100.0%

Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—	27,488	99.5%
Hong Kong (13)	1	178,505	—	7,795	27,399	80.7%
Silicon Valley	4	326,305	—	—	12,942	100.0%
Dallas	3	319,876	—	—	7,739	100.0%
New York	1	108,336	—	—	3,460	100.0%
	13	1,479,594	—	7,795	79,028	97.5%

Non-Managed Unconsolidated Joint Ventures
Seattle	2	451,369	—	—	55,779	97.9%
Tokyo (11)	2	430,277	—	—	22,561	86.9%
Osaka (11)	1	92,087	—	—	15,006	89.2%
	5	973,733	—	—	93,346	92.2%

Total	214	29,134,633	3,350,848	2,056,799	2,488,393	89.0%

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

(2)	Space under active development includes current base building and data center projects in progress.

(3)	Space held for development includes space held for future data center development, and excludes space under active development.

(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2018 multiplied by 12.

(5)
Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

(6)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.73 to 1.00 CAD.

(7)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $1.27 to £1.00.

(8)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $1.14 to €1.00.

(9)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.73 to 1.00 SGD.

(10)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.70 to 1.00 AUD.

(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.01 to 1.00 JPY.

(12)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.26 to 1.00 BRL.

(13)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.13 to 1.00 HKD.

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. We have operating leases at 111 8th Avenue (2nd and 6th floors), 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2024, February 2022 and December 2026, respectively. The lease at 111 8th Avenue (2ndand 6th floors) has an option to extend the lease until June 2034 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The lease at 410 Commerce Boulevard has no extension options. As part of the Telx Acquisition and European Portfolio Acquisition, leases relating to operating facilities, offices, and equipment under various lease agreements expire during the years ending December 2018 through June 2047.
We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Customer Diversification
As of December 31, 2018, our portfolio was leased to over 2,300 companies, many of which are internationally recognized firms. The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized rent as of December 31, 2018 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet (1)(4)	Percentage of Net Rentable Square Feet (4)	Annualized Rent (2)(4)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	Facebook, Inc.	18	1,207,044	5.1%	$154,426	6.8%	5.3
2	IBM	28	1,061,195	4.5%	145,987	6.4%	3.2
3	Fortune 50 Software Company	17	1,714,762	7.3%	139,947	6.2%	5.2
4	Cyxtera Technologies, Inc. (3)	19	1,938,657	8.3%	80,370	3.5%	4.9
5	Fortune 25 Investment Grade-Rated Company	11	684,546	2.9%	80,104	3.5%	5.1
6	Oracle America, Inc.	20	593,250	2.5%	72,758	3.2%	2.9
7	Equinix	21	959,678	4.1%	58,579	2.6%	10.3
8	Rackspace	12	640,126	2.7%	57,615	2.5%	8.9
9	LinkedIn Corporation	7	441,450	1.9%	54,376	2.4%	5.7
10	Verizon	66	375,246	1.6%	52,196	2.3%	2.9
11	Fortune 500 SaaS Provider	8	496,704	2.1%	44,121	1.9%	6.9
12	AT&T	59	649,754	2.8%	40,331	1.8%	3.5
13	Comcast Corporation	26	182,744	0.8%	34,941	1.5%	6.9
14	JPMorgan Chase & Co.	16	264,652	1.1%	33,410	1.5%	3.3
15	DXC Technology Company (5)	11	244,488	1.0%	33,270	1.5%	3.5
16	Uber Technologies, Inc.	5	167,500	0.7%	30,707	1.4%	3.4
17	CenturyLink, Inc.	80	427,676	1.8%	27,177	1.2%	4.8
18	China Telecommunications Corporation	10	152,843	0.7%	26,494	1.2%	5.3
19	SunGard Availability Services LP	11	222,185	0.9%	24,724	1.1%	6.2
20	Charter Communications	18	144,982	0.6%	23,790	1.0%	5.7
	Total / Weighted Average		12,569,482	53.4%	$1,215,323	53.5%	5.3

Note: Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)
Occupied square footage is defined as leases that commenced on or before December 31, 2018. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2018 multiplied by 12.

(3)
Represents leases with former CenturyLink, Inc. affiliates, which are our direct customers. Cyxtera Technologies, Inc. acquired the data center and colocation business, including such direct customers, of CenturyLink, Inc. in 2Q 2017.

(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

(5)
Represents leases with former Hewlett Packard Enterprises affiliates, which are our direct customers, DXC Technology Company was formed in 2Q 2017 from the merger of Computer Sciences Corporation (CSC) and the Enterprise Services business of Hewlett Packard Enterprise.

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development at December 31, 2018) under lease as of December 31, 2018 (dollar amounts in thousands).

Square Feet Under Lease	Total Net Rentable Square Feet(1)(3)	Percentage of Net Rentable Square Feet(1)	Annualized Rent(2)(3)	Percentage of Annualized Rent
Available	3,081,816	11.6%	—	—
2,500 or less	1,688,707	6.4%	$329,470	14.5%
2,501 - 10,000	2,707,467	10.2%	331,889	14.6%
10,001 - 20,000	6,275,582	23.6%	763,258	33.7%
20,001 - 40,000	4,591,290	17.3%	490,622	21.7%
40,001 - 100,000	4,127,293	15.5%	226,477	10.0%
Greater than 100,000	4,085,370	15.4%	124,788	5.5%
Portfolio Total	26,557,525	100.0%	$2,266,504	100.0%

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2018 multiplied by 12.

(3)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2018 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development at December 31, 2018. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

Year	Square Footage of Expiring Leases (1)(4)	Percentage of Net Rentable Square Feet (4)	Annualized Rent (2)(4)	Percentage of Annualized Rent (4)	Annualized Rent Per Occupied Square Foot (4)	Annualized Rent Per Occupied Square Foot at Expiration (4)	Annualized Rent at Expiration
Available	3,081,816	11.6%
Month to Month (3)	262,033	1.0%	$51,666	2.3%	$197	$197	$51,666
2019	3,458,225	13.0%	444,342	19.6%	128	129	444,717
2020	2,408,318	9.1%	294,888	13.0%	122	124	298,743
2021	3,041,246	11.5%	274,653	12.1%	90	94	286,641
2022	2,821,051	10.6%	268,461	11.8%	95	103	290,077
2023	2,099,824	7.9%	217,698	9.6%	104	109	228,382
2024	1,809,409	6.8%	166,031	7.3%	92	97	176,145
2025	1,761,325	6.6%	140,525	6.2%	80	92	162,037
2026	1,247,119	4.7%	120,386	5.3%	97	113	140,570
2027	701,899	2.6%	58,248	2.6%	83	102	71,494
2028	724,138	2.7%	53,112	2.3%	73	89	64,335
Thereafter	3,141,122	11.9%	176,494	7.9%	56	75	236,338
Portfolio Total / Weighted Average	26,557,525	100.0%	$2,266,504	100.0%	$97	$104	$2,451,145

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2018 multiplied by 12.

(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2018, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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
As of February 21, 2019, there were approximately 520 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.
There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 21, 2019, there were 86 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH
The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2013 through December 31, 2018, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2013 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS
AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX
Assumes $100 invested on December 31, 2013
Assumes dividends reinvested
To fiscal year ending December 31, 2018

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2013	100.0	100.0	100.0
December 31, 2014	142.6	113.7	130.4
December 31, 2015	171.3	115.3	133.7
December 31, 2016	231.1	129.1	145.2
December 31, 2017	276.8	157.2	152.5
December 31, 2018	268.4	150.3	145.6

•
This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.

•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2013.

SALES OF UNREGISTERED EQUITY SECURITIES
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the year ended December 31, 2018, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2018, Digital Realty Trust, Inc. issued an aggregate of 240,188 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2018, our Operating Partnership issued an aggregate of 240,188 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2018, an aggregate of 19,423 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 220,765 shares of common stock.
On December 20, 2018, our Operating Partnership issued 2,338,874 common units as partial consideration for the Ascenty Acquisition. The Operating Partnership’s reliance upon the exemption provided by Section 4(a)(2) of the Securities Act, was based in part upon representations made by the sellers in the transaction documents related to the Ascenty Acquisition.
All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2018 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $23.8 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental and other services	$2,412,076	$2,010,301	$1,746,828	$1,395,745	$1,256,086
Tenant reimbursements	624,637	440,224	355,903	359,875	350,234
Fee income and other	9,765	7,403	39,482	7,716	10,118
Total operating revenues	3,046,478	2,457,928	2,142,213	1,763,336	1,616,438
Operating Expenses:
Rental property operating and maintenance	957,065	759,616	660,177	549,885	503,140
Property taxes	129,516	124,014	102,497	92,588	91,538
Insurance	11,402	10,981	9,492	8,809	8,643
Change in fair value of contingent consideration	—	—	—	(44,276)	(8,093)
Depreciation and amortization	1,186,896	842,464	699,324	570,527	538,513
General and administrative	163,667	161,441	152,733	105,549	93,188
Transaction and integration expenses	45,327	76,048	20,491	17,400	1,303
Impairment on investments in real estate	—	28,992	—	—	126,470
Other	2,818	3,077	213	60,943	3,070
Total operating expenses	2,496,691	2,006,633	1,644,927	1,361,425	1,357,772
Operating income	549,787	451,295	497,286	401,911	258,666
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	32,979	25,516	17,104	15,491	13,289
Gain on sale of properties	80,049	40,354	169,902	94,604	15,945
Gain on contribution of investment properties to unconsolidated joint ventures	—	—	—	—	95,404
Gain on sale of equity investment	—	—	—	—	14,551
Interest and other income (expense)	3,481	3,655	(4,564)	(2,381)	2,663
Interest expense	(321,529)	(258,642)	(236,480)	(201,435)	(191,085)
Tax expense	(2,084)	(7,901)	(10,385)	(6,451)	(5,238)
Gain (loss) from early extinguishment of debt	(1,568)	1,990	(1,011)	(148)	(780)
Net income	341,115	256,267	431,852	301,591	203,415
Net income attributable to noncontrolling interests	(9,869)	(8,008)	(5,665)	(4,902)	(3,232)
Net income attributable to Digital Realty Trust, Inc.	331,246	248,259	426,187	296,689	200,183
Preferred stock dividends	(81,316)	(68,802)	(83,771)	(79,423)	(67,465)
Issuance costs associated with redeemed preferred stock	—	(6,309)	(10,328)	—	—
Net income available to common stockholders	$249,930	$173,148	$332,088	$217,266	$132,718
Per Share Data:
Basic income per share available to common stockholders	$1.21	$0.99	$2.21	$1.57	$1.00
Diluted income per share available to common stockholders	$1.21	$0.99	$2.20	$1.56	$0.99
Cash dividend per common share	$4.04	$3.72	$3.52	$3.40	$3.32
Weighted average common shares outstanding:
Basic	206,035,408	174,059,386	149,953,662	138,247,606	133,369,047
Diluted	206,673,471	174,895,098	150,679,688	138,865,421	133,637,235

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Net investments in real estate	$15,079,726	$13,841,186	$8,996,362	$8,770,212	$8,203,287
Total assets	23,766,695	21,404,345	12,192,585	11,416,063	9,526,784
Global revolving credit facilities	1,647,735	550,946	199,209	960,271	525,951
Unsecured term loan	1,178,904	1,420,333	1,482,361	923,267	976,600
Unsecured senior notes, net of discount	7,589,126	6,570,757	4,153,797	3,712,569	2,791,758
Mortgages and other secured loans, net of premiums	685,714	106,582	3,240	302,930	378,818
Total liabilities	12,892,653	10,300,993	7,060,288	6,879,561	5,612,546
Redeemable noncontrolling interests in operating partnership	15,832	53,902	—	—	—
Total stockholders' equity	9,858,644	10,349,081	5,096,015	4,500,132	3,878,256
Noncontrolling interests in operating partnership	906,510	698,126	29,684	29,612	29,191
Noncontrolling interests in consolidated joint ventures	93,056	2,243	6,598	6,758	6,791
Total liabilities and equity	$23,766,695	$21,404,345	$12,192,585	$11,416,063	$9,526,784

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cash flows from (used in):
Operating activities	$1,385,324	$1,023,305	$911,242	$796,840	$655,888
Investing activities	(3,035,993)	(1,357,153)	(1,303,597)	(2,527,501)	(644,180)
Financing activities	1,757,269	321,200	350,617	1,750,531	(26,974)

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)
The following table sets forth selected consolidated financial and operating data on an historical basis for our Operating Partnership.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental and other services	$2,412,076	$2,010,301	$1,746,828	$1,395,745	$1,256,086
Tenant reimbursements	624,637	440,224	355,903	359,875	350,234
Fee income and other	9,765	7,403	39,482	7,716	10,118
Total operating revenues	3,046,478	2,457,928	2,142,213	1,763,336	1,616,438
Operating Expenses:
Rental property operating and maintenance	957,065	759,616	660,177	549,885	503,140
Property taxes	129,516	124,014	102,497	92,588	91,538
Insurance	11,402	10,981	9,492	8,809	8,643
Change in fair value of contingent consideration	—	—	—	(44,276)	(8,093)
Depreciation and amortization	1,186,896	842,464	699,324	570,527	538,513
General and administrative	160,364	156,710	152,733	105,549	93,188
Transaction and integration expenses	45,327	76,048	20,491	17,400	1,303
Impairment on investments in real estate	—	28,992	—	—	126,470
Other	2,818	3,077	213	60,943	3,070
Total operating expenses	2,496,691	2,006,633	1,644,927	1,361,425	1,357,772
Operating income	549,787	451,295	497,286	401,911	258,666
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	32,979	25,516	17,104	15,491	13,289
Gain on sale of properties	80,049	40,354	169,902	94,604	15,945
Gain on contribution of investment properties to unconsolidated joint ventures	—	—	—	—	95,404
Gain on sale of equity investment	—	—	—	—	14,551
Interest and other income (expense)	3,481	3,655	(4,564)	(2,381)	2,663
Interest expense	(321,529)	(258,642)	(236,480)	(202,800)	(191,085)
Tax expense	(2,084)	(7,901)	(10,385)	(6,451)	(5,238)
Gain (loss) from early extinguishment of debt	(1,568)	1,990	(1,011)	(148)	(780)
Net income	341,115	256,267	431,852	300,226	203,415
Net loss (income) attributable to noncontrolling interests in consolidated joint ventures	311	(4,238)	(367)	(460)	(465)
Net income attributable to Digital Realty Trust, L.P.	341,426	252,029	431,485	299,766	202,950
Preferred units distributions	(81,316)	(68,802)	(83,771)	(79,423)	(67,465)
Issuance costs associated with redeemed preferred units	—	(6,309)	(10,328)	—	—
Net income available to common unitholders	$260,110	$176,918	$337,386	$220,343	$135,485
Per Unit Data:
Basic income per unit available to common unitholders	$1.21	$0.99	$2.21	$1.56	$1.00
Diluted income per unit available to common unitholders	$1.21	$0.99	$2.20	$1.56	$0.99
Cash distributions per common unit	$4.04	$3.72	$3.52	$3.40	$3.32
Weighted average common units outstanding:
Basic	214,312,871	178,055,936	152,359,680	140,905,897	136,122,661
Diluted	214,950,934	178,891,648	153,085,706	141,523,712	136,390,849

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Net investments in real estate	$15,079,726	$13,841,186	$8,996,362	$8,770,212	$8,203,287
Total assets	23,766,695	21,404,345	12,192,585	11,416,063	9,526,784
Global revolving credit facilities	1,647,735	550,946	199,209	960,271	525,951
Unsecured term loan	1,178,904	1,420,333	1,482,361	923,267	976,600
Unsecured senior notes, net of discount	7,589,126	6,570,757	4,153,797	3,712,569	2,791,758
Secured debt, including premiums	685,714	106,582	3,240	302,930	378,818
Total liabilities	12,892,653	10,300,993	7,060,288	6,880,926	5,612,546
Redeemable limited partner common units	15,832	53,902	—	—	—
General partner’s capital	9,974,291	10,457,513	5,231,620	4,595,357	3,923,302
Limited partners’ capital	911,256	702,579	34,698	33,986	32,578
Accumulated other comprehensive loss	(120,393)	(112,885)	(140,619)	(100,964)	(48,433)
Noncontrolling interests in consolidated joint ventures	93,056	2,243	6,598	6,758	6,791
Total liabilities and capital	$23,766,695	$21,404,345	$12,192,585	$11,416,063	$9,526,784

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cash flows from (used in):
Operating activities	$1,385,324	$1,023,305	$911,242	$796,840	$655,888
Investing activities	(3,035,993)	(1,357,153)	(1,303,597)	(2,527,501)	(644,180)
Financing activities	1,757,269	321,200	350,617	1,750,531	(26,974)

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

On December 20, 2018, the Operating Partnership and Stellar Participações Ltda., a Brazilian subsidiary of the Operating Partnership (“Acquisition Sub”), completed the acquisition of Ascenty, a leading data center provider in Brazil, for cash and equity consideration of approximately $2.0 billion. We refer to this transaction as the Ascenty Acquisition.

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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to accomplish our objectives by achieving superior risk-adjusted returns, prudently allocating capital, diversifying our product offerings, accelerating our global reach and scale and driving revenue growth and operating efficiencies. We plan to focus on our core business of investing in and developing and operating data centers. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development, acquisition of land for future development and acquisition of new properties. We target high-quality, strategically located properties containing the physical and connectivity infrastructure that supports the applications and operations of data center and technology industry customers and properties that may be developed for such use. Most of our data center properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus exclusively on owning, acquiring, developing and operating data centers because we believe that the growth in data center demand and the technology-related real estate industry generally will continue to outpace the overall economy.

As of December 31, 2018, our portfolio included 214 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with approximately 34.5 million rentable square feet including approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development. The 18 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 2.5 million rentable square feet. The 26 parcels of developable land we own comprised approximately 959 acres. At December 31, 2018, excluding non-managed joint ventures, approximately 2.8 million square feet was under construction for Turn-Key Flex®, colocation and Powered Base Building® products, all of which are expected to be income producing on or after completion, in five U.S. metropolitan areas, four European metropolitan areas, one Australian metropolitan area, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.7 million square feet of base building construction and 1.1 million square feet of data center construction.

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
Revenue base. As of December 31, 2018, we operated 214 data centers through our Operating Partnership, including 18 data centers held as investments in unconsolidated joint ventures, and developable land. These data centers are mainly located throughout North America, with 38 located in Europe, 16 in Latin America, seven in Asia and five properties in Australia.

The following table presents an overview of our portfolio of data centers, including the 18 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of December 31, 2018.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)

North America
Northern Virginia	30	5,718,180	1,425,029	84,852
Chicago	10	2,963,850	459,250	152,362
New York	12	1,980,040	—	240,157
Silicon Valley	19	2,251,021	—	—
Dallas	21	3,435,188	132,310	81,206
Phoenix	4	990,385	—	108,926
San Francisco	4	834,540	13,753	—
Atlanta	5	775,606	—	313,581
Los Angeles	4	806,934	11,545	—
Boston	5	534,249	—	50,649
Houston	6	392,816	—	13,969
Toronto, Canada (4)	3	326,591	60,506	511,969
Denver	2	371,500	—	—
Austin	1	85,688	—	—
Miami	2	226,314	—	—
Portland	1	48,574	—	—
Minneapolis/St. Paul	1	328,765	—	—
Charlotte	3	95,499	—	—
Seattle	1	40,564	—	75,382
North America Total / Weighted Average	134	22,206,304	2,102,393	1,633,053

Europe
London, United Kingdom (5)	16	1,430,107	92,560	104,606
Amsterdam, Netherlands (6)	9	474,303	91,859	68,185
Dublin, Ireland (6)	5	330,180	26,646	—

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
Frankfurt, Germany (6)	3	83,981	157,056	—
Paris, France (6)	3	185,994	—	—
Manchester, England (5)	1	38,016	—	—
Geneva, Switzerland (6)	1	59,190	—	—
Europe Total / Weighted Average	38	2,601,771	368,121	172,791

Asia Pacific
Singapore (7)	2	540,638	—	—
Melbourne, Australia (8)	2	146,570	—	—
Sydney, Australia (8)	3	196,665	117,692	—
Osaka, Japan (9)	1	—	239,999	—
Asia Pacific Total / Weighted Average	8	883,873	357,691	—

Ascenty Acquisition (10)	16	473,251	522,643	243,160

Non-Data Center Properties	—	516,107	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—
Hong Kong (11)	1	114,883	—	71,417
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	13	1,479,594	—	7,795

Non-Managed Unconsolidated Joint Ventures
Seattle	2	451,369	—	—
Tokyo (9)	2	430,277	—	—
Osaka (9)	1	92,087	—	—
	5	973,733	—	—

Total	214	29,134,633	3,350,848	2,056,799

(1)
Current net rentable square feet as of December 31, 2018, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas and excludes space under active development and space held for development.

(2)	Space under active development includes current base building and data center projects in progress.

(3)	Space held for development includes space held for future data center development, and excludes space under active development.

(4)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.73 to 1.00 CAD.

(5)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $1.27 to £1.00.

(6)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $1.14 to €1.00.

(7)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.73 to 1.00 SGD.

(8)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.70 to 1.00 AUD.

(9)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.01 to 1.00 JPY.

(10)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.26 to 1.00 BRL.

(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2018 of $0.13 to 1.00 HKD.

As of December 31, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, were approximately 89.0% leased excluding approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2018, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2020 are 22.1% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of December 31, 2018.

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
Foreign currency exchange risk. For the years ended December 31, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil in the year ended December 31, 2018, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Brazilian real, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development as of December 31, 2018, the occupancy rate of our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was approximately 89.0% of our net rentable square feet.
As of December 31, 2018, we had over 2,300 tenants in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2018, approximately 88% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income we generate also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 26.7 million net rentable square feet, excluding space under active development and space held for development and 18 data centers held as investments in unconsolidated joint ventures, at December 31, 2018 is approximately 1.1 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of December 31, 2018, we had approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development, or approximately 14% of the total rentable space in our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 3.1 million square feet of available space in our portfolio, which excludes approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development as of December 31, 2018 and the five data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 13.0% and 9.1% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2019 and 2020, respectively.

During the year ended December 31, 2018, we signed new leases totaling approximately 1.9 million square feet of space and renewal leases totaling approximately 2.0 million square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2018:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	907,572	$159.17	$170.69	7.2%	$4.73	5.7
Powered Base Building ®	266,824	$42.06	$52.68	25.2%	$6.73	4.8
Colocation	614,808	$255.95	$256.82	0.3%	$0.06	1.8
Non-technical	250,503	$14.48	$16.68	15.2%	$2.77	6.0
New Leases Signed (5)
Turn-Key Flex ®	1,402,579	—	$137.55	—	$28.49	8.3
Powered Base Building ®	290,989	—	$32.66	—	$13.82	11.6
Colocation	143,483	—	$237.82	—	$24.55	2.3
Non-technical	110,780	—	$20.39	—	$14.14	9.6
Leasing Activity Summary
Turn-Key Flex ®	2,310,151	—	$150.57	—	—
Powered Base Building ®	557,813	—	$42.24	—	—
Colocation	758,291	—	$253.22	—	—
Non-technical	361,283	—	$17.82	—	—

Total Renewals	2,039,707
Total New	1,947,831

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2018 to 2019.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2018 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and down high single digits on a cash basis. For the year ended December 31, 2018, rents on renewed space increased by an average of 7.2% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 25.2% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of December 31, 2018, our portfolio, including the 18 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Metropolitan Area	Percentage of December 31, 2018 total annualized rent (1)
Northern Virginia	23.2%
Chicago	11.8%
Silicon Valley	9.0%
New York	8.4%
London, United Kingdom	8.4%
Dallas	7.7%
Singapore	3.6%
Phoenix	3.6%
San Francisco	2.6%
Sao Paulo, Brazil	2.6%
Seattle	2.3%
Atlanta	2.1%
Amsterdam, Netherlands	1.9%
Other	12.8%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2018 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2018 was approximately $47.4 million.

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

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). The Clean Power Plan would subject new, modified, and reconstructed EGUs to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. In March 2017, President Trump ordered the EPA to review and if appropriate revise or rescind the Clean Power Plan, and the EPA proposed to repeal the Clean Power Plan in October 2017. In August 2018, the EPA proposed the “Affordable Clean Energy Rule” to replace the Clean Power Plan. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. The Trump administration may seek to revise or reverse these regulations.

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

Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force on November 4, 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, a number of states have formed groups supporting the Paris Agreement and pledging to fulfill its goals at the state level. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit will impact the United Kingdom’s (or the EU’s) approach to climate change regulation. In Canada, GHG cap and trade programs are in operation in Quebec and Nova Scotia. Climate change regulations are in various stages of implementation in other nations as well, including nations where we operate, such as Japan, Singapore, and Australia.

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
Interest rates. As of December 31, 2018, we had approximately $0.8 billion of variable rate debt subject to interest rate swap agreements, along with $1.4 billion, $435.9 million and $143.3 million of variable rate debt that was outstanding on the unswapped portions of the global revolving credit facilities and the unsecured term loans, along with floating rate notes due 2019, or the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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
Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the year ended December 31, 2018.

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

Recently Issued Accounting Pronouncements

Please refer to Item 8, Note 2(aa), “Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the years ended December 31, 2018, 2017 and 2016. A summary of our operating results from continuing operations for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Income Statement Data:
Total operating revenues	$3,046,478	$2,457,928	$2,142,213
Total operating expenses	(2,496,691)	(2,006,633)	(1,644,927)
Operating income	549,787	451,295	497,286
Other expenses, net	(208,672)	(195,027)	(65,434)
Net income	$341,115	$256,268	$431,852

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

On December 20, 2018, our Brazilian subsidiary, Stellar Participações Ltda , completed the acquisition of Ascenty, a leading data center provider in Brazil. As part of the acquisition, we acquired 16 data centers, all located in Brazil. Due to the timing of the transaction, the acquisition of Ascenty did not have a substantial impact on our operating income in 2018.

In September 2017, as part of the DFT Merger, we acquired 15 data centers, 14 of which are located in the United States and one is located in Canada. In addition, we acquired the following real estate properties during the year ended December 31, 2018:

Property Type	Amount (in millions)(2)
Land Parcels (1)	$296.1
Data Centers	114.6
$410.7

(1)	Represents currently vacant land which is not included in our operating property count.

(2)	Purchase price in U.S. dollars and excludes capitalized closing costs.

2018 Dispositions

Location	Metro Area	Date Sold	Gross Proceeds (in millions)	Gain (loss) on sale (in millions)
200 Quannapowitt Parkway	Boston	Jan 25, 2018	$15.0	$(0.4)
34551 Ardenwood Boulevard	Silicon Valley	Feb 9, 2018	73.3	25.3
3065 Gold Camp Drive	Sacramento	Mar 14, 2018	14.2	5.4
11085 Sun Center Drive	Sacramento	Mar 14, 2018	36.8	9.1
Austin Portfolio	Austin	Apr 19, 2018	47.6	12.0
2010 East Centennial Circle	Phoenix	May 22, 2018	5.5	(0.5)
1125 Energy Park Drive	Minneapolis	May 31, 2018	7.0	2.8
360 Spear Street	San Francisco	Sep 21, 2018	92.3	26.7
			$291.7	$80.4

None of the Company's property sales to date represented a significant component or significant shift in strategy that would require discontinued operations presentation.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017 and Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Portfolio
As of December 31, 2018, our portfolio consisted of 214 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 34.5 million rentable square feet, including 3.4 million square feet of space under active development and 2.1 million square feet of space held for development, compared to a portfolio consisting of 205 data centers, including seven held-for-sale data centers and 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 32.1 million rentable square feet, including 2.7 million square feet of space under active development and 1.7 million square feet of space held for development as of December 31, 2017, and compared to a portfolio consisting of 187 data centers, including three held-for-sale data centers and 15 data centers held as investments in unconsolidated joint ventures, with an aggregate of 26.1 million rentable square feet, including 2.0 million square feet of space under active development and 1.1 million square feet of space held for development as of December 31, 2016.
Revenues
Total operating revenues for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016	2018 vs 2017	2017 vs 2016
Rental and other services	$2,412,076	$2,010,301	$1,746,828	$401,775	$263,473	20.0%	15.1%
Tenant reimbursements	624,637	440,224	355,903	184,413	84,321	41.9%	23.7%
Fee income and other	9,765	7,403	39,482	2,362	(32,079)	31.9%	(81.2)%
Total operating revenues	$3,046,478	$2,457,928	$2,142,213	$588,550	$347,481	23.9%	14.7%

The following tables show revenues for the years ended December 31, 2018, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized Year Ended December 31,				Pre-Stabilized and Other Year Ended December 31,
	2018	2017	Change	% Change	2018	2017	Change
Rental and other services	$1,397,953	$1,388,427	$9,526	0.7%	$1,014,123	$621,874	$392,249
Tenant reimbursements	254,725	254,876	(151)	(0.1)%	369,912	185,348	184,564
Total operating revenues	$1,652,678	$1,643,303	$9,375	0.6%	$1,384,035	$807,222	$576,813
Stabilized rental and other services revenue increased $9.5 million, or 0.7%, for the year ended December 31, 2018 compared to the same period in 2017 primarily as a result of an increase in revenues from colocation services and new leasing at our properties during the year ended December 31, 2018, the largest of which was for space at 350 E. Cermak Road, 2121 South Price Road and 29A International Business Park, partially offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue decreased $0.2 million, or 0.1%, for the year ended December 31, 2018 compared to the same period in 2017 primarily as a result of reimbursement credits and property tax refunds to tenants at properties in the stabilized portfolio offset by higher utility reimbursements driven by increased power consumption and new leasing.
Pre-stabilized and other revenue increases during the year ended December 31, 2018 compared to the same period in 2017 were primarily a result of the properties acquired in the DFT Merger, which contributed approximately $311.4 million and $164.0 million to the rental and other services revenue and tenant reimbursement increases, respectively. In addition, 505 North Railroad Avenue, which was acquired in December 2017, contributed $21.9 million and $5.1 million to the rental and other services revenue and tenant reimbursements increases, respectively, for the year ended December 31, 2018 compared to the same period in 2017. Also, there were contributions from new leases at our properties that were under development during the year ended December 31, 2018, offset partially by a decrease in revenues as a result of properties sold during the year ended December 31, 2018.

	Stabilized Year Ended December 31,				Pre-Stabilized and Other Year Ended December 31,
	2017	2016	Change	% Change	2017	2016	Change
Rental and other services	$1,181,687	$1,154,380	$27,307	2.4%	$828,614	$592,448	$236,166
Tenant reimbursements	217,068	218,644	(1,576)	(0.7)%	223,156	137,259	85,897
Total operating revenues	$1,398,755	$1,373,024	$25,731	1.9%	$1,051,770	$729,707	$322,063
Stabilized rental and other services revenues increased $27.3 million, or 2.4%, for the year ended December 31, 2017 compared to the same period in 2016 primarily as a result of new leasing at our properties during the year ended December 31, 2017, the largest of which was for space at 1-11 Templar Road, 1725 Comstock Street and 200 Paul Avenue along with an increase in revenues from colocation services, offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue decreased $1.6 million, or 0.7%, for the year ended December 31, 2017 compared to the same period in 2016 primarily as a result of increased property tax reimbursements due to one-time reductions in 2016 at two properties in the stabilized portfolio as well as lower utility reimbursements due to decreased usage and vacancies at certain properties.
Pre-stabilized and other revenue increases during the year ended December 31, 2017 compared to the same period in 2016 were primarily a result of the properties acquired in the DFT Merger, which contributed approximately $115.4 million and $62.3 million to the rental revenue and tenant reimbursement increases, respectively. In addition, the European Portfolio Acquisition contributed approximately $44.9 million and $7.0 million to the rental revenue and interconnection revenue increases, respectively. The remainder of the increases was related to new leases at our properties during the year ended December 31, 2017, offset partially by a decrease in revenues as a result of properties sold during the year ended December 31, 2017.

Fee Income and Other

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

Operating Expenses and Interest Expense
Operating expenses and interest expense during the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016	2018 vs 2017	2017 vs 2016
Rental property operating and maintenance	$957,065	$759,616	$660,177	$197,449	$99,439	26.0%	15.1%
Property taxes	129,516	124,014	102,497	5,502	21,517	4.4%	21.0%
Insurance	11,402	10,981	9,492	421	1,489	3.8%	15.7%
Depreciation and amortization	1,186,896	842,464	699,324	344,432	143,140	40.9%	20.5%
General and administrative	163,667	161,441	152,733	2,226	8,708	1.4%	5.7%
Transaction and integration expenses	45,327	76,048	20,491	(30,721)	55,557	(40.4)%	271.1%
Impairment of investments in real estate	—	28,992	—	(28,992)	28,992	—	—
Other	2,818	3,077	213	(259)	2,864	(8.4)%	1,344.6%
Total operating expenses	$2,496,691	$2,006,633	$1,644,927	$490,058	$361,706	24.4%	22.0%
Interest expense	$321,529	$258,642	$236,480	$62,887	$22,162	24.3%	9.4%

The following tables show expenses for the years ended December 31, 2018, 2017 and 2016 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized Year Ended December 31,				Pre-Stabilized and Other Year Ended December 31,
	2018	2017	Change	% Change	2018	2017	Change
Rental property operating and maintenance	$505,127	$494,852	$10,275	2.1%	$451,938	$264,764	$187,174
Property taxes	73,349	78,059	(4,710)	(6.0)%	56,167	45,955	10,212
Insurance	7,925	8,164	(239)	(2.9)%	3,477	2,817	660
Stabilized rental property operating and maintenance expenses increased by approximately $10.3 million, or 2.1%, for the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily related to higher utility costs offset by reduced labor costs and cost containment measures across the portfolio.
Stabilized property taxes decreased by approximately $4.7 million, or 6.0%, for the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily due to a refund at one of our properties in our stabilized portfolio.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $187.2 million for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $138.7 million.
Pre-stabilized and other property tax expense increased approximately $10.2 million for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $16.1 million offset partially by a decrease in property taxes as a result of properties sold during the year ended December 31, 2018 and a reduction in property tax liabilities at certain properties in our pre-stabilized and other portfolio.

	Stabilized Year Ended December 31,				Pre-Stabilized and Other Year Ended December 31,
	2017	2016	Change	% Change	2017	2016	Change
Rental property operating and maintenance	$409,614	$412,358	$(2,744)	(0.7)%	$350,002	$247,819	$102,183
Property taxes	69,363	67,929	1,434	2.1%	54,651	34,568	20,083
Insurance	7,663	7,165	498	7.0%	3,318	2,327	991
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

Depreciation and Amortization
Depreciation and amortization expense increased by approximately $344.4 million for the year ended December 31, 2018 compared to the same period in 2017, principally because of amortization of finite-lived intangibles associated with the DFT Merger, which contributed approximately $310.7 million to the increase.

Depreciation and amortization expense increased by approximately $143.1 million for the year ended December 31, 2017 compared to the same period in 2016, principally because of amortization of finite-lived intangibles associated with the DFT Merger, which contributed approximately $116.2 million to the increase along with the European Portfolio Acquisition, which contributed approximately $23.8 million, offset by an impairment charge on the Telx tradename of approximately $6.1 million recorded in the quarter ended June 30, 2016 along with fully depreciated building assets during the year ended December 31, 2017.

General and Administrative

General and administrative expenses increased by approximately $2.2 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to an increase in headcount from 2017 to 2018 to support the Company's continued growth.

General and administrative expenses increased by approximately $8.7 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to an increase in headcount from 2016 to 2017 to support the Company's continued growth.

Transactions and Integration Expense

Transactions and integration expense decreased by approximately $30.7 million for the year ended December 31, 2018 compared to the same period in 2017, principally due to expenses incurred for the DFT Merger, which was completed in September 2017 partially offset by costs incurred related to the Ascenty Acquisition.

Transactions and integration expense increased by approximately $55.6 million for the year ended December 31, 2017 compared to the same period in 2016, principally due to $43.0 million of transaction expenses for the year ended December 31, 2017 related to the DFT Merger along with integration expenses attributable to recently completed acquisitions.

Interest Expense

Interest expense increased by approximately $62.9 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the issuance of the 2019 Notes in May 2017, the issuance of the 2.750% 2024 Notes and the 2029 Notes in July 2017, the issuance of the 2.750% 2023 Notes and the 2027 Notes in August 2017, the issuance of the 2028 Notes in June 2018 and the 2030 Notes in October 2018.

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
Impairment of Investments in Real Estate

We evaluated the carrying value of the properties identified as held for sale to ensure the carrying value was recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2017, we recognized $29.0 million of impairment charges on three properties located in the United States to reduce the carrying values to the estimated fair values less costs to sell. The fair values of the three properties were based on comparable sales price data. There were no impairment charges for the years ended December 31, 2018 and 2016.
Gain on Sale of Properties

During the year ended December 31, 2018, we recognized a gain on sale of properties of $80.4 million primarily related to the disposition of (i) 200 Quannapowitt Parkway, which sold for $15.0 million in January 2018, (ii) 34551 Ardenwood Boulevard, which sold for $73.3 million in February 2018, (iii) 3065 Gold Camp Drive, which sold for $14.2 million in March 2018, (iv) 11085 Sun Center Drive, which sold for $36.8 million in March 2018, (v) the Austin Portfolio, which sold for $47.6 million in April 2018, (vi) 2010 East Centennial Circle, which sold for $5.5 million in May 2018, (vii) 1125 Energy Park Drive, which sold for $7.0 million in May 2018 and (viii) 360 Spear Street, which sold for $92.3 million in September 2018.

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

Our Parent Company entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through December 31, 2018, our Parent Company had generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program. The 2011 Equity Distribution Agreements were terminated in connection with the entry into the 2019 Equity Distribution Agreements (defined and discussed below) on January 4, 2019.

On January 4, 2019, our Parent Company entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The sales of common stock made under the 2019 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program.

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

Ascenty Acquisition Financing
On December 20, 2018, we completed the acquisition of Ascenty for total cash and equity consideration of approximately $1.8 billion, net of cash purchased. The transaction was initially funded with $600.0 million of proceeds from a non-recourse, five-year secured term loan (see below); the issuance of approximately $254 million of Operating Partnership common units in exchange for the substantial majority of the Ascenty management's equity interests; and approximately $1.0 billion of unsecured corporate borrowings, comprised of a $375.0 million unsecured term loan (see below) and borrowings under the global revolving credit facility.

On December 19, 2018, the Operating Partnership entered into a term loan agreement, with Digital Realty Trust, Inc. as the parent guarantor, which we refer to as the Ascenty term loan agreement, which governs a $375.0 million 1-year senior unsecured term loan, which we refer to as the 2019 Term Loan. The 2019 Term Loan matures on December 19, 2019 with one six-month extension option. Interest rates equal the applicable index plus a margin of 100 basis points, which is based on the current credit ratings of our senior unsecured debt (effective rate of 3.47% as of December 31, 2018).

On December 20, 2018, our Brazilian subsidiary entered into a non-recourse credit agreement for up to $775.0 million in the aggregate, which consists of a $600.0 million 5-year secured term loan, which we refer to as the December 2023 Secured Loan, plus a $125.0 million delayed-draw term loan and a $50.0 million revolving credit facility. The December 2023 Secured Loan matures on December 20, 2023. The interest rate on the December 2023 Secured Loan equals the applicable index plus a margin of 425 basis points (effective rate of 7.04% as of December 31, 2018).

Separately, we entered into an independent bilateral equity commitment letter with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally, under which Brookfield has committed to fund approximately $700 million, excluding Brookfield's share of transaction costs, in exchange for 49% of the total equity interests in a joint venture entity expected to ultimately own Ascenty. The agreement with Brookfield is subject to certain closing conditions and is expected to close in the first quarter of 2019.

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
Our Parent Company declared the following dividends on its common and preferred stock during the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

Date dividend declared	Dividend payable date	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock		Common Stock
February 17, 2016	March 31, 2016	—		$5,031		$3,023		$3,672	$6,730	$3,969	—		$131,587	(1)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730	3,969	—		131,607	(1)
August 10, 2016	September 30, 2016	—		—	(2)	3,023		3,672	6,730	3,969	—		131,657	(1)
November 9, 2016	December 30, 2016 for Preferred Stock; January 13, 2017 for Common Stock	—		—		3,023		3,672	6,730	3,969	—		141,882	(1)
		—		$10,062		$12,092		$14,688	$26,920	$15,876	—		$536,733
March 1, 2017	March 31, 2017	—		—		$3,023		$3,672	$6,730	$3,969	—		$148,358	(3)
May 8, 2017	June 30, 2017	—		—		—	(4)	3,672	6,730	3,969	—		150,814	(3)
August 7, 2017	September 29, 2017	—		—		—		3,672	6,730	3,969	—		191,041	(3)
November 2, 2017	December 29, 2017 for Preferred Stock; January 12, 2018 for Common Stock	$3,963	(5)	—		—		3,672	6,730	3,969	$4,200	(5)	191,067	(3)
		$3,963		$—		$3,023		$14,688	$26,920	$15,876	$4,200		$681,280
March 1, 2018	March 30, 2018	$3,333		—		—		$3,672	$6,730	$3,969	$2,625		$208,015	(6)
May 8, 2018	June 29, 2018	3,333		—		—		3,672	6,730	3,969	2,625		208,071	(6)
August 14, 2018	September 28, 2018	3,333		—		—		3,672	6,730	3,969	2,625		208,166	(6)
November 12, 2018	December 31, 2018 for Preferred Stock; January 15, 2019 for Common Stock	3,333		—		—		3,672	6,730	3,969	2,625		208,415	(6)
		$13,332		—		—		$14,688	$26,920	$15,876	$10,500		$832,667

Annual rate of dividend per share		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375	$1.58750	$1.31250

(1)	$3.520 annual rate of dividend per share.

(2)
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

(3)	$3.720 annual rate of dividend per share.

(4)
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

(5)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2017.

(6)	$4.040 annual rate of dividend per share.

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
The expected tax treatment of distributions on our Parent Company’s common stock paid in 2018 is as follows: approximately 80% ordinary income and 20% return of capital. Our preferred dividends will be treated as 100% ordinary income. The tax treatment of distributions on our Parent Company’s common and preferred stock paid in 2017 was as follows: approximately 95% ordinary income and 5% capital gain distribution. The tax treatment of distributions on our Parent Company’s common and preferred stock paid in 2016 was as follows: approximately 98% ordinary income and 2% capital gain distribution.
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
As of December 31, 2018, we had $126.7 million of cash and cash equivalents, excluding $8.5 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.
Our short-term liquidity requirements primarily consist of operating expenses, development costs and other expenditures associated with our properties, distributions to our Parent Company in order for it to make dividend payments on its preferred stock, distributions to our Parent Company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders of common limited partnership interests in Digital Realty Trust, L.P., capital expenditures, debt service on our loans and senior notes, and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our global revolving credit facilities.
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

On June 21, 2018, we issued $650.0 million in aggregate principal amount of notes, maturing on July 15, 2028 with an interest rate of 4.450% per annum, which we refer to as the 2028 Notes. The purchase price paid by the initial purchasers was 99.852% of the principal amount. The 2028 Notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2028 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2019. The net proceeds from the offering after deducting the original issue discount of approximately $1.0 million and underwriting commissions and expenses of approximately $5.7 million was approximately $643.3 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility and for general corporate purposes.

On October 17, 2018, Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, issued and sold £400.0 million (approximately $524.6 million based on the exchange rate on October 17, 2018) aggregate principal amount of 3.750% Guaranteed Notes due 2030, or the 2030 Notes. The 2030 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Parent Company and the Operating Partnership. Net proceeds from the offering were approximately £393.5 million (approximately $516.1 million based on the exchange rate on October 17, 2018) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering of the 2030 Notes primarily to repay borrowings outstanding under the Operating Partnership’s global credit facility and term loan.

On October 24, 2018, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.35 billion senior unsecured revolving credit facility, which we refer to as the 2018 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on January 15, 2016. In addition, we have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The 2018 global revolving credit facility matures on January 24, 2023, with two six-month extension options available. The interest rate for borrowings under the 2018 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 90 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. The 2018 global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and includes the ability to add additional currencies in the future. As of December 31, 2018, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, plus a margin of 0.90%. We have used and intend to use available borrowings under the 2018 global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. The 2018 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2018 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2018, we were in compliance with all of such covenants. As of December 31, 2018, approximately $1.5 billion was drawn under this facility and $44.5 million of letters of credit were issued, leaving approximately $0.8 billion available for use.

On October 24, 2018, we entered into a credit agreement for a ¥33.3 billion (approximately $296.5 million based on the exchange rate on October 24, 2018) senior unsecured revolving credit facility, which we refer to as the Yen revolving credit facility. The Yen revolving credit facility provides for borrowings in Japanese yen. In addition, we have the ability from time to time to increase the size of the Yen revolving credit facility to up to ¥93.3 billion (approximately $831.1 million based on the exchange rate on October 24, 2018), subject to receipt of lender commitments and other conditions precedent. The Yen revolving credit facility matures on January 24, 2024. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 50 basis points. A quarterly unused commitment fee, which is calculated using the average daily unused revolving credit commitment, is based on the credit ratings of our long-term debt, and is currently 10 basis points. The Yen revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the Yen revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2018, we were in compliance with all of such covenants. As of December 31, 2018, approximately $134.6 million was drawn under this facility, leaving approximately $158.7 million available for use.

As of December 31, 2018, we have capitalized approximately $15.4 million of financing costs, net of accumulated amortization, related to the 2018 global revolving credit facility and the Yen facility in the aggregate.

On October 24, 2018, we refinanced our senior unsecured multi-currency term loan facility and entered into an amended and restated term loan agreement, which we refer to as the 2018 term loan agreement, which governs (i) a $300.0 million 5-year senior unsecured term loan, which we refer to as the 2023 Term Loan, and (ii) an approximately $512 million 5-year senior unsecured term loan, which we refer to as the 2024 Term Loan. The 2018 term loan agreement replaced the $1.55 billion term loan agreement executed on January 15, 2016. The 2023 Term Loan matures on January 15, 2023 and the 2024 Term Loan matures on January 24, 2023 with two six-month extension options. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2018 term loan agreement and the 2018 global revolving credit facility (discussed above), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars. Based on exchange rates in effect at December 31, 2018, the balance outstanding is approximately $0.8 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the 2023 Term Loan and 2024 Term Loan are consistent with our 2018 global revolving credit facility and, as of December 31, 2018, we were in compliance with all of such covenants. As of December 31, 2018, we have capitalized approximately $4.2 million of financing costs, net of accumulated amortization, related to the unsecured term loans.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our Parent Company commenced its at-the-market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our Parent Company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our Parent Company. No sales were made under the program during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program. The 2011 Equity Distribution Agreements were terminated in connection with the entry into the 2019 Equity Distribution Agreements on January 4, 2019.
On January 4, 2019, our Parent Company entered into new equity distribution agreements, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, no sales have been made under the program.

The Operating Partnership sold the following real estate properties during the year ended December 31, 2018:

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

Construction ($ in thousands)

	As of December 31, 2018				As of December 31, 2017
	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Land	(6)	548,833	—	548,833	(6)	352,406	—	352,406
Development Construction in Progress
Space Held for Development (5)	1,805,844	396,440	—	396,440	1,573,758	$416,553	—	$416,553
Base Building Construction	1,724,740	214,634	$223,360	437,994	1,333,763	222,093	$149,507	371,600
Data Center Construction	1,103,465	586,995	521,387	1,108,382	1,366,393	748,006	500,674	1,248,680
Equipment Pool & Other Inventory	N/A	14,558	—	14,558		7,245	—	7,245
Campus, Tenant Improvements & Other	N/A	23,408	16,228	39,636		5,787	8,360	14,147
Total Development Construction in Progress	4,634,049	1,236,035	760,975	1,997,010	4,273,914	1,399,684	658,541	2,058,225

Enhancement & Other		6,918	11,495	18,413		8,416	27,209	35,625
Recurring		16,102	21,373	37,475		23,985	29,184	53,169
Total Construction in Progress		$1,807,888	$793,843	$2,601,731		$1,784,491	$714,934	$2,499,425

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through December 31, 2018 and included in building and improvements in the consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2017 and included in building and improvements in the consolidated balance sheets.

(5)	Excludes space held for development related to the Ascenty Acquisition, unconsolidated joint ventures and properties held for sale.

(6)	Represents approximately 959 acres as of December 31, 2018 and approximately 539 acres as of December 31, 2017.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Datacenter construction includes 1.1 million square feet of Turn Key Flex®, colocation and Powered Base Building® products. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead time equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2018, we had approximately 3.4 million square feet of space under active development and approximately 2.1 million square feet of space held for development. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2018, approximately 2.8 million square feet was under construction for Turn-Key Flex®, colocation and Powered Base Building® products, all of which are expected to be income producing on or after completion, in five U.S. metropolitan areas, four European metropolitan areas, one Australian metropolitan areas, one Canadian metropolitan area and one Asian metropolitan area, consisting of approximately 1.7 million square feet of base building construction and 1.1 million square feet of data center construction. At December 31, 2018, we had open commitments, including amounts reimbursable of approximately $13.4 million, related to construction contracts of approximately $401.4 million.
We currently expect to incur approximately $1.2 billion to $1.4 billion of capital expenditures for our development programs during the year ending December 31, 2019, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.
Historical Capital Expenditures

	Year Ended December 31,
(in thousands)	2018	2017
Development projects	$1,115,149	$912,217
Enhancement and improvements	14,240	6,340
Recurring capital expenditures	132,226	136,290
Total capital expenditures (excluding indirect costs)	$1,261,615	$1,054,847
For the year ended December 31, 2018, total capital expenditures increased $206.8 million to approximately $1.3 billion from $1.1 billion for the same period in 2017. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2018 were approximately $1.1 billion, which reflects an increase of approximately 23% from the same period in 2017. This increase was primarily due to increased spending for ground-up development projects (including development projects acquired in the DFT Merger), Turn-Key Flex space development and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2019.
We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”
We actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2019 will be based on numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities.
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
Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. In 2018, 2017 and 2016, our Operating Partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units		Series E Preferred Units		Series F Preferred Units		Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units		Common Units
Feb 17, 2016	March 31, 2016	—		$5,031		$3,023		$3,672	$6,730	$3,969	—		$131,587	(1)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730	3,969	—		131,607	(1)
Aug 10, 2016	September 30, 2016	—		—	(2)	3,023		3,672	6,730	3,969	—		131,657	(1)
Nov 9, 2016	December 31, 2016 for Preferred Units; January 13, 2017 for Common Units	—		—		3,023		3,672	6,730	3,969	—		144,193	(1)
		—		$10,062		$12,092		$14,688	$26,920	$15,876	—		$539,044
Mar 1, 2017	March 31, 2017	—		—		$3,023		$3,672	$6,730	$3,969	—		$150,968	(3)
May 8, 2017	June 30, 2017	—		—		—	(4)	3,672	6,730	3,969	—		153,176	(3)
Aug 7, 2017	September 29, 2017	—		—		—		3,672	6,730	3,969	—		199,049	(3)
Nov 2, 2017	December 29, 2017 for Preferred Units; January 12, 2018 for Common Units	$3,963	(5)	—		—		3,672	6,730	3,969	$4,200	(5)	199,061	(3)
		$3,963		—		$3,023		$14,688	$26,920	$15,876	$4,200		$702,254
Mar 1, 2018	March 30, 2018	$3,333		—		—		$3,672	$6,730	$3,969	$2,625		$216,953	(6)
May 8, 2018	June 29, 2018	3,333		—		—		3,672	6,730	3,969	2,625		216,789	(6)
Aug 14, 2018	September 28, 2018	3,333		—		—		3,672	6,730	3,969	2,625		216,825	(6)
Nov 12, 2018	December 31, 2018 for Preferred Units; January 15, 2019 for Common Units	3,333		—		—		3,672	6,730	3,969	2,625		216,838	(6)
		$13,332		—		—		$14,688	$26,920	$15,876	$10,500		$867,405

Annual rate of distribution per unit		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375	$1.58750	$1.31250

(1)	$3.520 annual rate of distribution per unit.

(2)
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

(3)	$3.720 annual rate of distribution per unit.

(4)
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

(5)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2017.

(6)	$4.040 annual rate of distribution per unit.
As of December 31, 2018, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and CDOR-based tranches of the unsecured term loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2018 (dollars in thousands):

Obligation	2019	2020-2021	2022-2023	Thereafter	Total
Long-term debt principal payments (1)	$518,982	$1,521,132	$4,453,332	$4,708,144	$11,201,590
Interest payable (2)	416,474	709,058	534,210	561,621	2,221,363
Operating leases	84,712	173,608	162,683	539,047	960,050
Construction contracts (3)	401,410	—	—	—	401,410
	$1,421,578	$2,403,798	$5,150,225	$5,808,812	$14,784,413

(1)
Includes $1.7 billion of borrowings under our global revolving credit facilities and $0.8 billion of borrowings under our unsecured term loan and excludes $0.1 million of loan premiums related to assumed mortgage loans, $1.2 million discount on the 5.875% 2020 notes, $0.4 million discount on the 3.400% 2020 notes, $0.2 million discount on the 5.250% 2021 notes, $1.7 million discount on the 3.625% 2022 notes, $2.0 million discount on the 3.950% 2022 notes, $1.3 million on the 4.750% 2023 notes, $1.0 million on the 2.625% 2024 notes, $0.9 million on the 2.750% 2024 notes, $2.2 million on the 4.250% 2025 notes, $0.2 million on the 2.750% 2023 notes, $0.7 million on the 3.700% 2027 notes, $0.9 million on the 4.450% 2028 Notes, $2.7 million on the 3.300% 2029 notes and $4.4 million on the 3.750% 2030 Notes. All amounts exclude deferred financing costs.

(2)
Interest payable is based on the interest rate in effect on December 31, 2018, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2019	$418,864
2020-2021	713,837
2022-2023	538,050
Thereafter	565,908
$2,236,659

(3)
From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2018, we had open commitments, including amounts reimbursable of approximately $13.4 million, related to construction contracts of approximately $401.4 million.

Outstanding Consolidated Indebtedness
The table below summarizes our debt maturities and principal payments as of December 31, 2018 (in thousands):

	Global Revolving Credit Facilities (1)	Unsecured Term Loans	Senior Notes	Secured Debt	Total Debt
2019	$—	$375,000	$143,338	$644	$518,982
2020	—	—	1,000,000	1,132	1,001,132
2021	—	—	400,000	120,000	520,000
2022	—	—	800,000	150,000	950,000
2023	1,528,592	808,120	732,620	434,000	3,503,332
Thereafter	134,564	—	4,573,580	—	4,708,144
Subtotal	$1,663,156	$1,183,120	$7,649,538	$705,776	$11,201,590
Unamortized discount	—	—	(19,859)	—	(19,859)
Unamortized premium	—	—	—	148	148
Total	$1,663,156	$1,183,120	$7,629,679	$705,924	$11,181,879

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility, as applicable.

The table below summarizes our debt, as of December 31, 2018 (in millions):

Debt Summary:
Fixed rate	$7,487.4
Variable rate debt subject to interest rate swaps	783.1
Total fixed rate debt (including interest rate swaps)	8,270.5
Variable rate—unhedged	2,911.4
Total	$11,181.9
Percent of Total Debt:
Fixed rate (including hedged variable rate debt)	74.0%
Variable rate	26.0%
Total	100.0%

Weighted Average Interest Rate as of December 31, 2018 (1):
Fixed rate (including hedged variable rate debt)	3.79%
Variable rate	3.37%
Total interest rate	3.68%

(1)	Excludes impact of deferred financing cost amortization.
As of December 31, 2018, we had approximately $11.2 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 31% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2018 of $106.55). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bore interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loans. As of December 31, 2018, our debt had a weighted average term to initial maturity of approximately 5.3 years (or approximately 5.5 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of December 31, 2018, we were party to interest rate swap agreements related to $783.1 million of outstanding principal amount on our variable rate debt. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”
As of December 31, 2018, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $268.7 million, of which $10.2 million is subject to interest rate swap agreements.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017 and Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
The following table shows cash flows and ending cash, cash equivalent and restricted cash balances for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$1,385,324	$1,023,305	$911,242
Net cash used in investing activities	(3,035,993)	(1,357,153)	(1,303,597)
Net cash provided by financing activities	1,757,269	321,200	350,617
Net increase (decrease) in cash, cash equivalents and restricted cash	$106,600	$(12,648)	$(41,738)

Cash provided by operating activities in 2018 increased approximately $362.0 million over 2017 and cash provided by operating activities in 2017 increased approximately $112.1 million over 2016. The 2018 increase was driven by year-over-year increase in the cash flow from properties acquired in the September 2017 DFT Merger. The increases in cash flow were offset by properties sold in 2017 and 2018 and an increase in interest expense. The 2017 increase was driven by year-over-year increase in the cash flow from properties acquired in the July 2016 European Portfolio Acquisition and the cash flow from properties acquired in the September 2017 DFT Merger. The increases in cash flow were offset by properties sold in 2016 and 2017 and an increase in interest expense.

Net cash used in investing activities consisted of the following amounts (in thousands).

	Year Ended December 31,
	2018	2017	Change
Ascenty acquisition	$(1,563,830)	$—	$(1,563,830)
Improvements to investments in real estate	(1,325,162)	(1,150,619)	(174,543)
Acquisitions of real estate	(410,712)	(415,764)	5,052
Prepaid construction costs and other investments	(13,254)	—	(13,254)
Proceeds from sale of properties, net of sales costs	286,204	89,333	196,871
Distribution from debt proceeds from closing of joint venture	—	135,973	(135,973)
Investment in unconsolidated joint ventures	(673)	(93,405)	92,732
Excess proceeds from forward contracts	—	63,956	(63,956)
Other	(8,566)	13,373	(21,939)
Net cash used in investing activities	$(3,035,993)	$(1,357,153)	$(1,678,840)

	Year Ended December 31,
	2017	2016	Change
Improvements to investments in real estate	$(1,150,619)	$(758,081)	(392,538)
Acquisitions of real estate	(415,764)	(873,285)	457,521
Prepaid construction costs and other investments	—	(32,095)	32,095
Proceeds from sale of properties, net of sales costs	89,333	359,319	(269,986)
Distribution from debt proceeds from closing of joint venture	135,973	—	135,973
Investment in unconsolidated joint ventures	(93,405)	—	(93,405)
Excess proceeds from forward contracts	63,956	—	63,956
Other	13,371	545	12,826
Net cash used in investing activities	$(1,357,155)	$(1,303,597)	$(53,558)

Net cash flows provided by financing activities for the Company consisted of the following amounts (in thousands).

	Year Ended December 31,
	2018	2017	2016
Proceeds from borrowings, net of repayments	$849,348	$(1,448,867)	$(498,515)
Net proceeds from issuance of common and preferred stock, including equity plans	7,068	411,309	1,090,171
Redemption of preferred stock	—	(182,500)	(287,500)
Net proceeds from unsecured senior notes and secured debt	1,769,006	2,265,060	675,591
Dividend and distribution payments	(930,782)	(715,209)	(605,390)
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	66,124	(8,593)	(527)
Other	(3,495)	—	(23,213)
Net cash provided by financing activities	$1,757,269	$321,200	$350,617

The increase in cash provided by financing activities was due to proceeds from borrowings, net of repayments increasing during the year ended December 31, 2018 as compared to 2017 offset by higher proceeds in 2017 from the issuance of the 2019 Notes, 2.750% 2024 Notes, 2029 Notes, 2.750% 2023 Notes and 2027 Notes as compared to the proceeds in 2018 from the issuance of the 2028 Notes and 2030 Notes. The increase in dividend and distribution payments for the year ended December 31, 2018 as compared to 2017, which was a result of an increase in the number of shares outstanding due to the DFT Merger and increased dividend amount per share of common stock in 2018 as compared to 2017. The 2018 borrowing activity was used in part to fund a portion of the Ascenty Acquisition.

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

Net cash flows provided by financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Year Ended December 31,
	2018	2017	2016
Proceeds from borrowings, net of repayments	$849,348	$(1,448,867)	$(498,515)
General partner contributions, net	7,068	228,809	802,671
Net proceeds from unsecured senior notes	1,769,006	2,265,060	675,591
Distribution payments	(930,782)	(715,209)	(605,390)
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	66,124	(8,593)	(527)
Other	(3,495)	—	(23,213)
Net cash provided by financing activities	$1,757,269	$321,200	$350,617

The increase in cash provided by financing activities was due to proceeds from borrowings, net of repayments increasing during the year ended December 31, 2018 as compared to 2017 offset by higher proceeds in 2017 from the issuance of the 2019 Notes, 2.750% 2024 Notes, 2029 Notes, 2.750% 2023 Notes and 2027 Notes as compared to the proceeds in 2018 from the issuance of the 2028 Notes and 2030 Notes. The increase in distribution payments for the year ended December 31, 2018 as compared to 2017, which was a result of an increase in the number of common units outstanding due to the DFT Merger and increased distribution amount per common unit in 2018 as compared to 2017. The 2018 borrowing activity was used in part to fund a portion of the Ascenty Acquisition.

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

Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2018, amounted to 4.9% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(in thousands, except per share and unit data)
(unaudited)

	Year Ended December 31,
	2018	2017	2016
Net income available to common stockholders	$249,930	$173,148	$332,088
Adjustments:
Noncontrolling interests in operating partnership	10,180	3,770	5,298
Real estate related depreciation and amortization (1)	1,173,917	830,252	682,810
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	14,587	11,566	11,246
Impairment of investments in real estate	—	28,992	—
Impairment charge on Telx trade name	—	—	6,122
Gain on sale of properties	(80,049)	(40,354)	(169,902)
Noncontrolling interests share of gain on sale of property	—	3,900	—
FFO available to common stockholders and unitholders (2)	$1,368,565	$1,011,274	$867,662
Basic FFO per share and unit	$6.39	$5.68	$5.69
Diluted FFO per share and unit (2)	$6.37	$5.65	$5.67
Weighted average common stock and units outstanding
Basic	214,313	178,056	152,360
Diluted (2)	214,951	178,892	153,086
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	1,186,896	842,464	699,324
Impairment charge on Telx trade name	—	—	(6,122)
Non-real estate depreciation	(12,979)	(12,212)	(10,392)
Real estate related depreciation and amortization	$1,173,917	$830,252	$682,810

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

	Year Ended December 31,
	2018	2017	2016
Weighted average common stock and units outstanding	214,313	178,056	152,360
Add: Effect of dilutive securities	638	836	726
Weighted average common stock and units outstanding—diluted	214,951	178,892	153,086

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2018, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$7,487.4	$7,542.2
Variable rate debt subject to interest rate swaps	783.1	783.1
Total fixed rate debt (including interest rate swaps)	8,270.5	8,325.3
Variable rate debt	2,911.4	2,911.4
Total outstanding debt	$11,181.9	$11,236.7
Interest rate derivatives and their fair values as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2018	As of December 31, 2017
Currently-paying contracts
$206,000	(1)	$206,000		Swap	1.611	Jun 15, 2017	Jan 15, 2020	$1,976	$1,409
54,905	(1)	54,905		Swap	1.605	Jun 6, 2017	Jan 6, 2020	517	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,169	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,970	1,947
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	11,463	9,978
—		229,012	(2)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	—	(430)
72,220	(3)	78,357	(3)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,024	3,034
$783,125		$1,018,274						$20,119	$18,572

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)	Represents debt which bears interest based on one-month GBP LIBOR. Translation to U.S. dollars is based on exchange rate of $1.35 to £1.00 as of December 31, 2017.

(3)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.73 to 1.00 CAD as of December 31, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

Sensitivity to Changes in Interest Rates
The following table shows the effects if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2018:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4.3
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(4.3)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	7.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(7.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	97.8
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(90.7)
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
Foreign Currency Exchange Risk
For the years ended December 31, 2018, 2017 and 2016, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil in the year ended December 31, 2018. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar, Brazilian real and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2018, 2017 and 2016, operating revenues from properties outside the United States contributed $564.4 million, $515.2 million and $442.9 million, respectively, which represented 18.5%, 21.0% and 21.0% of our operating revenues, respectively. Net investment in properties outside the United States was $3.8 billion and $3.1 billion as of December 31, 2018 and December 31, 2017, respectively. Net assets in foreign operations were approximately $0.2 billion and $0.3 billion as of December 31, 2018 and December 31, 2017, respectively.

Other

Certain operating costs incurred by us, such as electricity, are subject to price fluctuations caused by the volatility of underlying commodity prices.  In 2018, we entered into power purchase agreements to secure the renewable energy attributes from a solar farm in North Carolina to support the renewable energy needs of a customer in Virginia. In 2017, we entered into power purchase agreements to secure the renewable energy attributes from a wind farm in Illinois and a solar farm in North Carolina. In 2016, we entered into a power purchase agreement to secure the renewable energy attributes from a wind farm in Texas.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Ascenty on December 20, 2018. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2018, internal control over financial reporting associated with Ascenty's total assets of $2.0 billion and total revenues of $3 million. Based on our assessment, management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on pages 91 and 92.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Ascenty on December 20, 2018. We have excluded from our overall assessment of the Operating Partnership's internal control over financial reporting as of December 31, 2018, internal control over financial reporting associated with Ascenty's total assets of $2.0 billion and total revenues of $3 million. Based on our assessment, management concluded that as of December 31, 2018, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III, properties and accumulated depreciation, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Francisco, California
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Digital Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated income statements and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules III, properties and accumulated depreciation, (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Ascenty on December 20, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Ascenty's internal control over financial reporting associated with total assets of approximately $2 billion and total revenues of $3 million included in the consolidated financial statements of the Company as of and for the year-ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of Ascenty's internal control over financial reporting.
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
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of the General Partner and Partners
Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated income statements and consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Francisco, California
February 25, 2019

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Investments in real estate:
Properties:
Land	$1,509,764	$1,136,341
Acquired ground leases	10,575	11,150
Buildings and improvements	16,745,210	15,215,405
Tenant improvements	574,336	553,040
Total investments in properties	18,839,885	16,915,936
Accumulated depreciation and amortization	(3,935,267)	(3,238,227)
Net investments in properties	14,904,618	13,677,709
Investments in unconsolidated joint ventures	175,108	163,477
Net investments in real estate	15,079,726	13,841,186
Cash and cash equivalents	126,700	51
Accounts and other receivables, net of allowance for doubtful accounts of $11,554 and $6,737 as of December 31, 2018 and December 31, 2017, respectively	299,621	276,347
Deferred rent	463,248	430,026
Acquired above-market leases, net of accumulated amortization of $158,037 and $110,139 as of December 31, 2018 and December 31, 2017, respectively	119,759	184,375
Goodwill	4,348,007	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $1,355,013 and $1,016,989 as of December 31, 2018 and December 31, 2017, respectively	3,144,395	2,998,806
Restricted cash	8,522	13,130
Assets held for sale	—	139,538
Other assets	176,717	131,291
Total assets	$23,766,695	$21,404,345
LIABILITIES AND EQUITY
Global revolving credit facilities	$1,647,735	$550,946
Unsecured term loan	1,178,904	1,420,333
Unsecured senior notes, net of discount	7,589,126	6,570,757
Secured debt, including premiums	685,714	106,582
Accounts payable and other accrued liabilities	1,164,509	980,218
Accrued dividends and distributions	217,241	199,761
Acquired below-market leases, net of accumulated amortization of $242,422 and $219,654 as of December 31, 2018 and December 31, 2017, respectively	200,113	249,465
Security deposits and prepaid rents	209,311	217,898
Obligations associated with assets held for sale	—	5,033
Total liabilities	12,892,653	10,300,993

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Redeemable noncontrolling interests – operating partnership	15,832	53,902
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized, 50,650,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	1,249,560	1,249,560
Common Stock: $0.01 par value, 315,000,000 shares authorized; 206,425,656 and 205,470,300 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2,051	2,044
Additional paid-in capital	11,355,751	11,261,461
Accumulated dividends in excess of earnings	(2,633,071)	(2,055,552)
Accumulated other comprehensive loss, net	(115,647)	(108,432)
Total stockholders’ equity	9,858,644	10,349,081
Noncontrolling interests:
Noncontrolling interests in operating partnership	906,510	698,126
Noncontrolling interests in consolidated joint ventures	93,056	2,243
Total noncontrolling interests	999,566	700,369
Total equity	10,858,210	11,049,450
Total liabilities and equity	$23,766,695	$21,404,345

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Operating Revenues:
Rental and other services	$2,412,076	$2,010,301	$1,746,828
Tenant reimbursements	624,637	440,224	355,903
Fee income and other	9,765	7,403	39,482
Total operating revenues	3,046,478	2,457,928	2,142,213
Operating Expenses:
Rental property operating and maintenance	957,065	759,616	660,177
Property taxes	129,516	124,014	102,497
Insurance	11,402	10,981	9,492
Depreciation and amortization	1,186,896	842,464	699,324
General and administrative	163,667	161,441	152,733
Transaction and integration expenses	45,327	76,048	20,491
Impairment of investments in real estate	—	28,992	—
Other	2,818	3,077	213
Total operating expenses	2,496,691	2,006,633	1,644,927
Operating income	549,787	451,295	497,286
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	32,979	25,516	17,104
Gain on sale of properties	80,049	40,354	169,902
Interest and other income	3,481	3,655	(4,564)
Interest expense	(321,529)	(258,642)	(236,480)
Tax expense	(2,084)	(7,901)	(10,385)
(Loss) gain from early extinguishment of debt	(1,568)	1,990	(1,011)
Net income	341,115	256,267	431,852
Net income attributable to noncontrolling interests	(9,869)	(8,008)	(5,665)
Net income attributable to Digital Realty Trust, Inc.	331,246	248,259	426,187
Preferred stock dividends	(81,316)	(68,802)	(83,771)
Issuance costs associated with redeemed preferred stock	—	(6,309)	(10,328)
Net income available to common stockholders	$249,930	$173,148	$332,088
Net income per share available to common stockholders:
Basic	$1.21	$0.99	$2.21
Diluted	$1.21	$0.99	$2.20
Weighted average common shares outstanding:
Basic	206,035,408	174,059,386	149,953,662
Diluted	206,673,471	174,895,098	150,679,688
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$341,115	$256,267	$431,852
Other comprehensive income:
Foreign currency translation (loss) income adjustments	(11,736)	28,709	(86,621)
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	8,197	(3,434)	41,998
Reclassification to interest expense from interest rate swaps	(3,969)	2,459	4,968
Comprehensive income	333,607	284,001	392,197
Comprehensive income attributable to noncontrolling interests	(9,576)	(8,569)	(5,025)
Comprehensive income attributable to Digital Realty Trust, Inc.	$324,031	$275,432	$387,172

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Redeemable Noncontrolling Interests — Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	$—	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
Conversion of common units to common stock	—	—	562,582	6	10,003	—	—	10,009	(10,009)	—	(10,009)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	249,050	—	—	—	—	—	—	—	—	—
Common stock and units issued in connection with DFT merger	66,259	—	43,175,629	432	5,247,126	—	—	5,247,558	676,566	—	676,566	5,924,124
Issuance of common stock, net of offering costs	—	—	2,375,000	24	211,873	—	—	211,897	—	—	—	211,897
Exercise of stock options	—	—	17,668	—	729	—	—	729	—	—	—	729
Shares issued under employee stock purchase plan	—	—	71,253	—	5,143	—	—	5,143	—	—	—	5,143
Issuance of series C preferred stock in connection with DFT merger	—	219,250	—	—	—	—	—	219,250	—	—	—	219,250
Issuance of series J preferred stock, net of offering costs	—	193,540	—	—	—	—	—	193,540	—	—	—	193,540
Redemption of series F preferred stock	—	(176,191)	—	—	—	(6,309)	—	(182,500)	—	—	—	(182,500)
Amortization of unearned compensation on share-based awards	—	—	—	—	27,981	—	—	27,981	—	—	—	27,981
Reclassification of vested share-based awards	—	—	—	—	(10,057)	—	—	(10,057)	10,057	—	10,057	—
Adjustment to redeemable noncontrolling interests—operating partnership	(12,357)	—	—	—	4,166	—	—	4,166	8,191	—	8,191	12,357
Dividends declared on preferred stock	—	—	—	—	—	(68,802)	—	(68,802)	—	—	—	(68,802)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(681,280)	—	(681,280)	(20,694)	—	(20,694)	(701,974)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(8,593)	(8,593)	(8,593)
Net income	—	—	—	—	—	248,259	—	248,259	3,770	4,238	8,008	256,267
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	—	28,272	28,272	437	—	437	28,709
Other comprehensive income— fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	(3,513)	(3,513)	79	—	79	(3,434)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,414	2,414	45	—	45	2,459
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Redeemable Noncontrolling Interests — Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	711,892	7	61,997	—	—	62,004	(62,004)	—	(62,004)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	220,765	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	1,194	—	—	1,194	—	—	—	1,194
Shares issued under employee stock purchase plan	—	—	69,532	1	5,873	—	—	5,874	—	—	—	5,874
Shares repurchased and retired to satisfy tax withholding upon vesting		—	(46,833)	(1)	(5,054)	—	—	(5,055)	—	—	—	(5,055)
Units issued in connection with Ascenty Acquisition	—	—	—	—	—	—	—	—	253,837	25,000	278,837	278,837
Amortization of unearned compensation on share-based awards	—	—	—	—	32,456	—	—	32,456	—	—	—	32,456
Reclassification of vested share-based awards	—	—	—	—	(3,772)	—	—	(3,772)	3,772	—	3,772	—
Adjustment to redeemable noncontrolling interests—operating partnership	(37,274)	—	—	—	1,596	—	—	1,596	35,678	—	35,678	37,274
Dividends declared on preferred stock	—	—	—	—	—	(81,316)	—	(81,316)	—	—	—	(81,316)
Dividends and distributions on common stock and common and incentive units	(1,271)	—	—	—	—	(833,364)	—	(833,364)	(32,311)	—	(32,311)	(865,675)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	66,124	66,124	66,124
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915	—	5,915	—	—	—	5,915
Net income	475	—	—	—	—	331,246	—	331,246	9,705	(311)	9,394	340,640
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	—	(11,279)	(11,279)	(457)	—	(457)	(11,736)
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	—	7,890	7,890	307	—	307	8,197
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(3,826)	(3,826)	(143)	—	(143)	(3,969)
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$341,115	$256,267	$431,852
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(80,049)	(40,354)	(169,902)
Gain on lease termination	—	—	(29,205)
Unrealized gain on marketable equity security	(1,631)	—	—
Impairment of investments in real estate	—	28,992	—
Equity in earnings of unconsolidated joint ventures	(32,979)	(25,516)	(17,104)
Distributions from unconsolidated joint ventures	21,905	31,747	16,755
Write-off of net assets due to early lease terminations	2,818	3,076	213
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	770,275	594,996	518,716
Amortization of acquired in-place lease value, deferred leasing costs and intangibles	416,621	247,468	180,608
Amortization of share-based unearned compensation	27,159	20,521	17,433
Non-cash amortization of terminated interest rate swaps	1,120	1,204	—
Allowance for (recovery of) doubtful accounts	6,304	(776)	1,602
Amortization of deferred financing costs	11,537	10,634	9,908
Loss (gain) on early extinguishment of debt	1,568	(1,990)	1,011
Amortization of debt discount/premium	3,538	2,992	2,616
Amortization of acquired above-market leases and acquired below-market leases, net	26,530	1,770	(8,351)
Changes in assets and liabilities, net of impact of business combinations
Accounts and other receivables	(21,318)	(73,717)	(13,754)
Deferred rent	(39,905)	(16,564)	(24,401)
Deferred leasing costs	(72,104)	(15,363)	60
Other assets	(9,145)	(1,800)	(69,924)
Accounts payable and other accrued liabilities	39,192	(16,384)	38,432
Security deposits and prepaid rents	(27,227)	16,102	24,677
Net cash provided by operating activities	1,385,324	1,023,305	911,242
Cash flows from investing activities:
Improvements to and advances for investments in real estate	(1,325,162)	(1,150,619)	(758,081)
Ascenty acquisition	(1,679,830)	—	—
Cash assumed in business combinations	116,000	20,650	—
Acquisitions of real estate, net of cash acquired	(410,712)	(415,764)	(873,285)
Proceeds from sale of assets, net of sales costs	286,204	89,333	359,319
Distribution of debt proceeds from closing of joint venture	—	135,793	—
Investments in unconsolidated joint ventures	(673)	(93,405)	—
Excess proceeds from forward contract settlement	—	63,956	—
Prepaid construction costs and other investments	(13,254)	—	(32,095)

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Improvement advances to tenants	(48,502)	(50,857)	(16,239)
Collection of advances from tenants for improvements	39,936	43,760	16,784
Net cash used in investing activities	(3,035,993)	(1,357,153)	(1,303,597)
Cash flows from financing activities:
Borrowings on global revolving credit facility	$3,046,245	$2,180,556	$2,533,507
Repayments on global revolving credit facility	(1,945,594)	(2,304,686)	(3,283,087)
Borrowings on unsecured term loans	467,922	—	766,201
Repayments on unsecured term loans	(674,332)	(371,520)	(170,736)
Borrowings on unsecured senior notes	1,169,006	2,265,060	675,591
Principal payments on unsecured senior notes	—	(884,841)	—
Borrowings on secured debt	600,000	104,000	—
Principal payments on secured debt	(594)	(105,546)	(299,826)
Repayments on other secured loans	—	(50,000)	(25,000)
Earnout payments related to acquisitions	—	—	(23,213)
Payment of loan fees and costs	(44,299)	(16,830)	(19,574)
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	66,124	(8,593)	(527)
Taxes paid related to net settlement of stock-based compensation awards	(5,055)	—	—
Proceeds from common and preferred stock offerings, net	1,194	405,437	1,085,442
Proceeds from equity plans	5,874	5,872	4,729
Redemption of preferred stock	—	(182,500)	(287,500)
Proceeds from forward swap contract	1,560	—	—
Payment of dividends to preferred stockholders	(81,316)	(68,802)	(83,771)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(849,466)	(646,407)	(521,619)
Net cash provided by financing activities	1,757,269	321,200	350,617
Net increase (decrease) in cash, cash equivalents and restricted cash	106,600	(12,648)	(41,738)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15,441	3,793	(11,288)
Cash, cash equivalents and restricted cash at beginning of year	13,181	22,036	75,062
Cash, cash equivalents and restricted cash at end of year	$135,222	$13,181	$22,036

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$288,643	$211,549	$216,713
Cash paid for income taxes	11,224	9,456	3,698
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(11,736)	$28,709	$(86,621)
Accrual of dividends and distributions	217,241	199,761	144,194
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	8,197	(3,434)	41,998
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	62,004	10,009	5,242
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	189,508	149,548	128,531
Assumption of capital lease obligations upon acquisition	75,030	—	118,923
Non-cash derecognition of capital lease obligation	17,294	—	—

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$410,712	$366,105	$378,431
Accounts receivable	—	—	8,537
Goodwill	—	—	448,123
Acquired above-market leases	—	21,043	—
Acquired in-place lease value and deferred leasing costs	—	30,111	226,877
Other assets	—	—	9,011
Capital lease obligations	—	—	(118,923)
Acquired below-market leases	—	(1,495)	(922)
Accounts payables and other accrued liabilities	—	—	(69,084)
Security deposits and prepaid rents	—	—	(8,765)
Cash paid for acquisition of real estate	$410,712	$415,764	$873,285

Allocation of purchase price to business combinations:
Cash and cash equivalents	$116,000	$20,650	$—
Land	—	312,579	—
Buildings and improvements	425,000	3,677,497	—
Accounts receivables and other assets	30,000	10,978	—
Acquired above-market leases	—	162,333	—
Tenant relationship and acquired in-place lease value	495,000	1,582,385	—
Goodwill	982,667	2,592,181	—
Revolving credit facility	—	(450,697)	—
Unsecured term loan	—	(250,000)	—
Unsecured notes	—	(886,831)	—
Mortgage notes payable and unsecured debt	—	(105,000)	—

	Year Ended December 31,
	2018	2017	2016
Accounts payable and other accrued liabilities	(90,000)	(248,259)	—
Acquired below-market leases	—	(185,543)	—
Other working capital, net	—	(22,640)	—
Redeemable noncontrolling interests -- operating partnership	—	(66,259)	—
Common stock issued in connection with merger	—	(5,247,558)	—
Noncontrolling interests in operating partnership	(253,837)	(676,566)	—
Noncontrolling interests in consolidated joint venture	(25,000)	—	—
Issuance of preferred stock in connection with merger	—	(219,250)	—
Cash consideration	$1,679,830	$—	$—

Contribution of assets and liabilities to unconsolidated joint venture:
Investments in real estate	$—	$119,106	$—
Other assets	—	16,700	—
Other liabilities	—	(31,634)	—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2018	December 31, 2017
ASSETS
Investments in real estate:
Properties:
Land	$1,509,764	$1,136,341
Acquired ground leases	10,575	11,150
Buildings and improvements	16,745,210	15,215,405
Tenant improvements	574,336	553,040
Total investments in properties	18,839,885	16,915,936
Accumulated depreciation and amortization	(3,935,267)	(3,238,227)
Net investments in properties	14,904,618	13,677,709
Investments in unconsolidated joint ventures	175,108	163,477
Net investments in real estate	15,079,726	13,841,186
Cash and cash equivalents	126,700	51
Accounts and other receivables, net of allowance for doubtful accounts of $11,554 and $6,737 as of December 31, 2018 and December 31, 2017, respectively	299,621	276,347
Deferred rent	463,248	430,026
Acquired above-market leases, net of accumulated amortization of $158,037 and $110,139 as of December 31, 2018 and December 31, 2017, respectively	119,759	184,375
Goodwill	4,348,007	3,389,595
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $1,355,013 and $1,016,989 as of December 31, 2018 and December 31, 2017, respectively	3,144,395	2,998,806
Restricted cash	8,522	13,130
Assets held for sale	—	139,538
Other assets	176,717	131,291
Total assets	$23,766,695	$21,404,345
LIABILITIES AND CAPITAL
Global revolving credit facilities	$1,647,735	$550,946
Unsecured term loans	1,178,904	1,420,333
Unsecured senior notes, net of discount	7,589,126	6,570,757
Mortgage loans, including premiums	685,714	106,582
Accounts payable and other accrued liabilities	1,164,509	980,218
Accrued distributions	217,241	199,761
Acquired below-market leases, net of accumulated amortization of $242,422 and $219,654 as of December 31, 2018 and December 31, 2017, respectively	200,113	249,465
Security deposits and prepaid rents	209,311	217,898
Obligations associated with assets held for sale	—	5,033
Total liabilities	12,892,653	10,300,993

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except unit data)

	December 31, 2018	December 31, 2017
Redeemable limited partner common units	15,832	53,902
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 50,650,000 units issued and outstanding as of December 31, 2018 and December 31, 2017 ($1,266,250 liquidation preference, $25.00 per unit)	1,249,560	1,249,560
Common units, 206,425,656 and 205,470,300 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	8,724,731	9,207,953
Limited Partners, 10,580,884 and 8,489,095 units outstanding as of December 31, 2018 and December 31, 2017, respectively	911,256	702,579
Accumulated other comprehensive loss	(120,393)	(112,885)
Total partners’ capital	10,765,154	11,047,207
Noncontrolling interests in consolidated joint ventures	93,056	2,243
Total capital	10,858,210	11,049,450
Total liabilities and capital	$23,766,695	$21,404,345

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
Operating Revenues:
Rental and other services	$2,412,076	$2,010,301	$1,746,828
Tenant reimbursements	624,637	440,224	355,903
Fee income and other	9,765	7,403	39,482
Total operating revenues	3,046,478	2,457,928	2,142,213
Operating Expenses:
Rental property operating and maintenance	957,065	759,616	660,177
Property taxes	129,516	124,014	102,497
Insurance	11,402	10,981	9,492
Depreciation and amortization	1,186,896	842,464	699,324
General and administrative	163,667	161,441	152,733
Transaction and integration expenses	45,327	76,048	20,491
Impairment of investments in real estate	—	28,992	—
Other	2,818	3,077	213
Total operating expenses	2,496,691	2,006,633	1,644,927
Operating income	549,787	451,295	497,286
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	32,979	25,516	17,104
Gain on sale of property	80,049	40,354	169,902
Interest and other income	3,481	3,655	(4,564)
Interest expense	(321,529)	(258,642)	(236,480)
Tax expense	(2,084)	(7,901)	(10,385)
(Loss) gain from early extinguishment of debt	(1,568)	1,990	(1,011)
Net income	341,115	256,267	431,852
Net loss (income) attributable to noncontrolling interests in consolidated joint ventures	311	(4,238)	(367)
Net income attributable to Digital Realty Trust, L.P.	341,426	252,029	431,485
Preferred units distributions	(81,316)	(68,802)	(83,771)
Issuance costs associated with redeemed preferred units	—	(6,309)	(10,328)
Net income available to common unitholders	$260,110	$176,918	$337,386
Net income per unit available to common unitholders:
Basic	$1.21	$0.99	$2.21
Diluted	$1.21	$0.99	$2.20
Weighted average common units outstanding:
Basic	214,312,871	178,055,936	152,359,680
Diluted	214,950,934	178,891,648	153,085,706
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$341,115	$256,267	$431,852
Other comprehensive income:
Foreign currency translation (loss) income adjustments	(11,736)	28,709	(86,621)
Increase (decrease) in fair value of interest rate swaps and foreign currency hedges	8,197	(3,434)	41,998
Reclassification to interest expense from interest rate swaps	(3,969)	2,459	4,968
Comprehensive income	$333,607	$284,001	$392,197
Comprehensive loss (income) attributable to noncontrolling interests in consolidated joint ventures	311	(4,238)	(367)
Comprehensive income attributable to Digital Realty Trust, L.P.	$333,918	$279,763	$391,830

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	711,892	62,004	(711,892)	(62,004)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	220,765	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	1,194	—	—	—	—	1,194
Issuance of units in connection with Ascenty Acquisition	—	—	—	—	—	2,338,874	253,837	—	25,000	278,837
Issuance of common units, net of forfeitures	—	—	—	—	—	464,807	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	69,532	5,874	—	—	—	—	5,874
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(5,055)	—	—	—	—	(5,055)
Amortization of unearned compensation on share-based awards	—	—	—	—	32,456	—	—	—	—	32,456
Reclassification of vested share-based awards	—	—	—	—	(3,772)	—	3,772	—	—	—
Adjustment to redeemable common units	(37,274)	—	—	—	1,596	—	35,678	—	—	37,274
Distributions	(1,271)	—	(81,316)	—	(833,364)	—	(32,311)	—	—	(946,991)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	66,124	66,124
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	5,915	—	—	—	—	5,915
Net income	475	—	81,316	—	249,930	—	9,705	—	(311)	340,640
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	—	(11,736)	—	(11,736)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	—	8,197	—	8,197
Other comprehensive income - reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(3,969)	—	(3,969)
Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$93,056	$10,858,210

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$341,115	$256,267	$431,852
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(80,049)	(40,354)	(169,902)
Gain on lease termination	—	—	(29,205)
Unrealized gain on marketable equity security	(1,631)	—	—
Impairment of investments in real estate	—	28,992	—
Equity in earnings of unconsolidated joint ventures	(32,979)	(25,516)	(17,104)
Distributions from unconsolidated joint ventures	21,905	31,747	16,755
Write-off of net assets due to early lease terminations	2,818	3,076	213
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	770,275	594,996	518,716
Amortization of acquired in-place lease value, deferred leasing costs and intangibles	416,621	247,468	180,608
Amortization of share-based unearned compensation	27,159	20,521	17,433
Non-cash amortization of terminated interest rate swaps	1,120	1,204	—
(Recovery of) allowance for doubtful accounts	6,304	(776)	1,602
Amortization of deferred financing costs	11,537	10,634	9,908
Loss (gain) on early extinguishment of debt	1,568	(1,990)	1,011
Amortization of debt discount/premium	3,538	2,992	2,616
Amortization of acquired above-market leases and acquired below-market leases, net	26,530	1,770	(8,351)
Changes in assets and liabilities, net of impact of business combinations
Accounts and other receivables	(21,318)	(73,717)	(13,754)
Deferred rent	(39,905)	(16,564)	(24,401)
Deferred leasing costs	(72,104)	(15,363)	60
Other assets	(9,145)	(1,800)	(69,924)
Accounts payable and other accrued liabilities	39,192	(16,384)	38,432
Security deposits and prepaid rents	(27,227)	16,102	24,677
Net cash provided by operating activities	1,385,324	1,023,305	911,242
Cash flows from investing activities:
Improvements to and advances for investments in real estate	(1,325,162)	(1,150,619)	(758,081)
Ascenty acquisition	(1,679,830)	—	—
Cash assumed in business combinations	116,000	20,650	—
Acquisitions of real estate, net of cash acquired	(410,712)	(415,764)	(873,285)
Proceeds from sale of assets, net of sales costs	286,204	89,333	359,319
Distribution of debt proceeds from closing of joint venture	—	135,793	—
Investments in unconsolidated joint ventures	(673)	(93,405)	—
Excess proceeds from forward contract settlement	—	63,956	—
Prepaid construction costs and other investments	(13,254)	—	(32,095)
Improvement advances to tenants	(48,502)	(50,857)	(16,239)
Collection of advances from tenants for improvements	39,936	43,760	16,784
Net cash used in investing activities	(3,035,993)	(1,357,153)	(1,303,597)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Borrowings on global revolving credit facility	$3,046,245	$2,180,556	$2,533,507
Repayments on global revolving credit facility	(1,945,594)	(2,304,686)	(3,283,087)
Borrowings on unsecured term loans	467,922	—	766,201
Repayments on unsecured term loans	(674,332)	(371,520)	(170,736)
Borrowings on unsecured senior notes	1,169,006	2,265,060	675,591
Principal payments on unsecured senior notes	—	(884,841)	—
Borrowings on secured debt	600,000	104,000	—
Principal payments on secured debt	(594)	(105,546)	(299,826)
Repayments on other secured loans	—	(50,000)	(25,000)
Earnout payments related to acquisitions	—	—	(23,213)
Payment of loan fees and costs	(44,299)	(16,830)	(19,574)
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	66,124	(8,593)	(527)
Taxes paid related to net settlement of stock-based compensation awards	(5,055)	—	—
General partner contributions	7,068	228,809	802,671
Proceeds from forward swap contracts	1,560	—	—
Payment of distributions to preferred unitholders	(81,316)	(68,802)	(83,771)
Payment of distributions to common unitholders	(849,466)	(646,407)	(521,619)
Net cash provided by financing activities	1,757,269	321,200	350,617
Net increase (decrease) in cash, cash equivalents and restricted cash	106,600	(12,648)	(41,738)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15,441	3,793	(11,288)
Cash, cash equivalents and restricted cash at beginning of year	13,181	22,036	75,062
Cash, cash equivalents and restricted cash at end of year	$135,222	$13,181	$22,036

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$288,643	$211,549	$216,713
Cash paid for income taxes	11,224	9,456	3,698
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(11,736)	$28,709	$(86,621)
Accrual of distributions	217,241	199,761	144,194
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	8,197	(3,434)	41,998
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	189,508	149,548	128,531
Assumption of capital lease obligations upon acquisition	75,030	—	118,923
Non-cash derecognition of capital lease obligation	17,294	—	—

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$410,712	$366,105	$378,431
Accounts receivable	—	—	8,537
Goodwill	—	—	448,123
Acquired above-market leases	—	21,043	—
Acquired in-place lease value and deferred leasing costs	—	30,111	226,877
Other assets	—	—	9,011
Capital lease obligations	—	—	(118,923)
Acquired below-market leases	—	(1,495)	(922)
Accounts payables and other accrued liabilities	—	—	(69,084)
Security deposits and prepaid rents	—	—	(8,765)
Cash paid for acquisition of real estate	$410,712	$415,764	$873,285

Allocation of purchase price to business combinations:
Cash and cash equivalents	$116,000	$20,650	$—
Land	—	312,579	—
Buildings and improvements	425,000	3,677,497	—
Accounts receivables and other assets	30,000	10,978	—
Acquired above-market leases	—	162,333	—
Tenant relationship and acquired in-place lease value	495,000	1,582,385	—
Goodwill	982,667	2,592,181	—
Revolving credit facility	—	(450,697)	—
Unsecured term loan	—	(250,000)	—
Unsecured notes	—	(886,831)	—
Secured debt	—	(105,000)	—
Accounts payable and other accrued liabilities	(90,000)	(248,259)	—

	Year Ended December 31,
	2018	2017	2016
Acquired below-market leases	—	(185,543)	—
Other working capital, net	—	(22,640)	—
Redeemable noncontrolling interests -- operating partnership	—	(66,259)	—
Common units issued to general partner in connection with merger	—	(5,247,558)	—
Common units issued to limited partners in connection with merger	(253,837)	(676,566)	—
Noncontrolling interests in consolidated joint venture	(25,000)	—	—
Issuance of preferred units in connection with merger	—	(219,250)	—
Cash consideration	$1,679,830	$—	$—

Contribution of assets and liabilities to unconsolidated joint venture:
Investments in real estate	$—	$119,106	$—
Other assets	—	16,700	—
Other liabilities	—	(31,634)	—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of December 31, 2018 and 2017 is as follows:

	Data Centers
	As of December 31, 2018					As of December 31, 2017
Region	Operating		Held for Sale	Unconsolidated Joint Ventures	Total	Operating		Held for Sale	Unconsolidated Joint Ventures	Total
United States	131		—	14	145	131	(2)	7	14	152
Europe	38		—	—	38	38		—	—	38
Latin America	16	(1)	—		16	—		—	—	—
Asia	3		—	4	7	3		—	4	7
Australia	5		—	—	5	5		—	—	5
Canada	3		—	—	3	3	(2)	—	—	3
Total	196		—	18	214	180		7	18	205

(1)	Includes 16 data centers acquired as part of the Ascenty Acquisition, eight of which are under construction.

(2)	Includes 15 data centers acquired as part of the merger with DuPont Fabros Technology, Inc., of which 14 are located in the United States and one is located in Canada.

On December 20, 2018, the Operating Partnership and Stellar Participações Ltda., a Brazilian subsidiary of the Operating Partnership, completed the acquisition of Ascenty, a leading data center provider in Brazil, for cash and equity consideration of approximately $1.8 billion, net of cash purchased. We refer to this transaction as the Ascenty Acquisition. Separately, we entered into an independent bilateral equity commitment letter with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally, under which Brookfield has committed to fund approximately $700 million (unaudited), excluding Brookfield's share of transaction costs, in exchange for 49% of the total equity interests in a joint venture entity expected to ultimately own Ascenty. The agreement with Brookfield is subject to certain closing conditions and is expected to close in the first quarter of 2019.

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe, the Fortaleza, Rio de Janeiro and São Paulo metropolitan areas in Latin America, and the Hong Kong, Melbourne, Osaka, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway facilities and office and other non-data center space.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2018, Digital Realty Trust, Inc. owns a 95.1% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2017, Digital Realty Trust, Inc. owned a 96.0% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

•	"Equity and Accumulated Other Comprehensive Loss, Net of the Company" and Capital and Accumulated Other Comprehensive Loss of the Operating Partnership"; and

•	"Quarterly Financial Information".
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

(b) Cash Equivalents
For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2018 and 2017, cash equivalents consist of investments in money market instruments. Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents held in denominations subject to economic uncertainty and exchange rate volatility, such as Brazil.
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

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for each of the years ended December 31, 2018, 2017 and 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(e) Impairment of Long-Lived and Finite-Lived Intangible Assets
We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.
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

If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
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
December 31, 2018 and 2017

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
The Company uses the excess earnings method to value tenant relationship value, if any. Such value exists in transactions that involve the acquisition of tenants and customers that are expected to generate recurring revenues beyond existing in place lease terms. The primary factors to be considered by management in its analysis of tenant relationship value include historical tenant lease renewals and attrition rates, rental renewal probabilities and related market terms, estimated operating costs, and discount rate. Tenant relationship value is amortized to expense ratably over the anticipated life of the tenant relationships generating excess earnings, which is the period management uses to value this intangible asset.
(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in a business combination. Goodwill is not amortized.  We perform an annual

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In our impairment tests of goodwill, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, we determine that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets including goodwill to the fair value of the reporting unit. If the fair value is determined to be less than the book value of the net assets, including goodwill, a second step is performed to compute the amount of impairment as the difference between the implied fair value of goodwill and its carrying value. We estimate the fair value of the reporting unit using discounted cash flows. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized. We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign exchange rates.

The following is a summary of goodwill activity for the year ended December 31, 2018 (in thousands):

	Balance as of December 31, 2017	Merger / Acquisition	Impact of Change in Foreign Exchange Rates	Balance as of December 31, 2018
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$—	$330,845
European Portfolio Acquisition	466,604	—	(24,255)	442,349
DFT Merger	2,592,146	—	—	2,592,146
Ascenty Acquisition	—	982,667	—	982,667
Total	$3,389,595	$982,667	$(24,255)	$4,348,007
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
During the years ended December 31, 2018, 2017 and 2016, we capitalized interest of approximately $34.7 million, $21.7 million and $16.3 million, respectively. During the years ended December 31, 2018, 2017 and 2016, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $74.1 million, $77.3 million and $70.7 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(i) Deferred Leasing Costs
Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs is included in acquired in-place lease value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $322.2 million and $330.9 million, net of accumulated amortization, as of December 31, 2018 and 2017, respectively. Amortization expense on leasing costs was approximately $72.9 million, $50.1 million, and $43.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
(o) Derivative Instruments
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
December 31, 2018 and 2017

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

See Note 15 for further discussion on derivative instruments.
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

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s taxable REIT subsidiaries are subject to federal, state and foreign income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2018 and 2017, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2018, 2017 and 2016, we had no such interest or penalties. The tax year 2015 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
See Note 11 for further discussion on income taxes.
(q) Presentation of Transactional-based Taxes
We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.
(r) Redeemable Noncontrolling Interests
Redeemable noncontrolling interests include amounts related to partnership units issued by consolidated subsidiaries of the Company in which redemption for equity is outside the control of the Company.  Partnership units which are determined to be contingently redeemable for cash under the Financial Accounting Standards Board’s "Distinguishing Liabilities from Equity" guidance are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and stockholder’s equity on the Company’s consolidated balance sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(s) Revenue Recognition

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

The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)”. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with Topic 606. Revenue recognized as a result of applying Topic 840 was 97% and Topic 606 was 3% of total operating revenue for the year ended December 31, 2018.

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

Interconnection services are included in rental and other services on the consolidated income statements and are generally provided on a month-to-month, one-year or multi-year term. Interconnection services include port and cross-connect services. Port services are typically sold on a one-year or multi-year term and revenue is recognized on a recurring monthly basis (straight-line). The Company bills customers on a monthly basis and recognizes the revenue over the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed. Interconnection services that are not specific to a particular space are accounted for under Topic 606 and have terms that are generally one year or less.

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
December 31, 2018 and 2017

a higher bad debt allowance would result in lower net revenue, and recognizing rental revenue as earned in one period versus another would result in higher or lower net revenue for a particular period.
(t) Asset Retirement Obligations
We record accruals for estimated asset retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated costs associated with asbestos removal at the end of the economic life of properties that were built before 1984 along with remediation of soil contamination issues. As of December 31, 2018 and 2017, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $17.5 million and $12.5 million, respectively.
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
(v) Transaction and Integration Expense

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

(w) Gains on Sale of Properties

As of January 1, 2018, we began accounting for the sale of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to noncustomers with no performance obligations subsequent to transfer of ownership. During the year ended December 31, 2018, the Company sold real estate properties for gross proceeds of $291.7 million, and a recorded net gain of $80.4 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

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
(y) Segment and Geographic Information

The Company is managed on a consolidated basis based on customer demand considerations.  Deployment of capital is geared to satisfy this demand.  In this regard, the sale and delivery of our products is consistent throughout the portfolio.  Services are provided to customers typical of the data center industry.  Rent, and the cost of services are billed and collected.  The Company has one operating segment and therefore one reporting segment.
Operating revenues from properties in the United States were $2,482.1 million, $1,942.7 million and $1,670.2 million and outside the United States were $564.4 million, $515.2 million and $442.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had investments in real estate located in the United States of $11.1 billion, $10.5 billion and $6.3 billion and outside the United States of $3.8 billion, $3.1 billion and $2.6 billion as of December 31, 2018, 2017 and 2016, respectively.
Operating revenues from properties located in the United Kingdom were $295.3 million, $275.1 million and $234.3 million, or 9.7%, 11.2% and 11.1% of total operating revenues, for the years ended December 31, 2018, 2017 and 2016, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.6 billion, $1.7 billion and $1.5 billion, or 10.9%, 12.1% and 16.6% of total investments in real estate, as of December 31, 2018, 2017 and 2016, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2018, 2017 and 2016.
(z) Reclassifications
Certain reclassifications to prior year amounts have been made to conform to the current year presentation. The Company has revised the presentation in its consolidated income statements for the years ended December 31, 2017 and 2016 to reclassify $235.7 million and $204.3 million from Interconnection and other to Rental and other services, respectively.
(aa) New Accounting Pronouncements

New Accounting Standards Adopted

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The new standard amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification, or ASC, 815. As permitted by ASU No. 2017-12, the Company early adopted this standard in the first quarter of 2018 on a prospective basis. Refer to Note 2(o), Derivative Instruments, for our policy related to the adoption of this standard.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The new standard provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized are classified as

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions are classified based on the nature of the underlying activity that generated cash distributions. An entity could elect either the “cumulative earnings” or the “nature of the distribution” approach. If the “nature of the distribution” approach is elected and the entity lacks the information necessary to apply it in the future, that entity will have to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. We adopted this ASU using the “nature of the distribution” approach and applied it retrospectively, as required by the ASU. We previously presented distributions from our equity method investees by utilizing the “nature of the distribution” approach; therefore, the adoption of this ASU had no effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The principal effect of ASU No. 2016-01 on our consolidated financial statements is that, prior to adoption of ASU No. 2016-01, changes in the fair values of investments in equity securities with readily determinable fair values or redemption values were recognized in other comprehensive income until realized, while under ASU No. 2016-01 all changes in the fair values of these equity securities are recognized in current earnings. The update is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. We adopted this standard in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued but not yet Adopted

In February 2016, FASB issued ASU No. 2016-02, “Leases”, and since that date has issued several additional ASU’s intended to clarify certain aspects of ASU 2016-02 and to provide certain practical expedients entities can elect upon adoption (collectively, “Topic 842”). Topic 842 sets out the principles for recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors) and supersedes the previous leases standard, Leases (Topic 840). The standard is effective for the Company on January 1, 2019. Upon adoption of Topic 842, we plan to elect the following practical expedients provided in the standard:

•	Package (“all or nothing” expedients) - requires us not to reevaluate our existing or expired leases as of January 1, 2019, under Topic 842;

•	Optional transition method - requires us to apply Topic 842 prospectively from the effective date of adoption (i.e., January 1, 2019);

•	Land easements - requires us to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019;

•
Lease and non-lease components (lessee) - requires us to account for lease and nonlease components associated with that lease under Topic 842 as a single lease component, for all classes of underlying assets;

•
Lease and non-lease components (lessor) - requires us to account for lease and nonlease components associated with that lease under Topic 842 as a single lease component, if certain criteria are met, for all classes of underlying assets;

•
Short-term leases practical expedient (lessee) - for leases with a term of 12 months or less in which we are the lessee, this expedient requires us not to record on our balance sheets the related lease liabilities and right-of-use assets.

Topic 842 requires use of a modified retrospective transition method. On January 1, 2019 we plan to adopt Topic 842, electing the package of transition practical expedients and the optional transition method to apply the transition provisions from the effective date of adoption. Election of the package of transition practical expedients shall allow us not to reassess the following:

•	Whether any expired or existing contracts as of January 1, 2019 are or contain leases as defined in Topic 842;

•	The lease classification for any expired or existing leases as of January 1, 2019;

•	Treatment of initial direct costs relating to any existing leases as of January 1, 2019.

We shall apply the package of transition practical expedients consistently to all leases (i.e., in which we are a lessee or a lessor) that commenced before January 1, 2019. Election of this expedient permits us to “run off” our leases that commenced before

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

January 1, 2019, for the remainder of their lease terms pursuant to Topic 840 and to apply Topic 842 to leases commencing or modified after January 1, 2019.

In addition, pursuant to our planned election of the land easement practical expedient, in transition we shall continue to account for land easements existing as of January 1, 2019 under the accounting standards applied to them prior to January 1, 2019. Additionally, we do not plan to elect the transition practical expedient to use hindsight in determining the lease term for our leases, existing as of January 1, 2019 and in assessing impairment of right-of-use assets. We acquired Ascenty on December 20, 2018, and management is currently assessing the impact of Topic 842 from both a lessor and lessee perspective.

Lessee accounting

Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle whether the lease transfers control to the lessee, and is in substance, a financed purchase of the underlying asset by the lessee. Topic 842 also requires lessees to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases under Topic 840. Interest and amortization expense are recognized for finance leases while a single lease expense is recognized for operating leases, on a straight-line basis.

As we plan our election of the package of transition practical expedients, operating and capital leases existing as of January 1, 2019, for which we are the lessee, shall continue to be classified as operating and finance leases, respectively, subsequent to adoption of Topic 842.

In applying the transition provisions to our operating leases, we shall measure lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under Topic 840) using our incremental borrowing rates as of January 1, 2019. We shall measure right-of-use assets for our operating leases at the initial measurement of applicable lease liabilities adjusted for other related lease balances at transition. At January 1, 2019, we estimate we shall recognize the following for our operating leases: lease liabilities between $700.0 million and $900.0 million and right-of-use assets between $625.0 million and $825.0 million.

In applying the transition provisions to our capital leases, at the effective date, we shall measure lease liabilities and right-of-use assets for finance leases at the carrying amount of capital lease obligations and capital lease assets under Topic 840, respectively.

Additionally, we shall apply the transition provisions to build-to-suit leases for which assets and liabilities have been recognized solely as a result of the transactions’ build-to-suit designation in accordance with Topic 840. Therefore, at January 1, 2019 we shall derecognize assets and liabilities for build-to-suit leases where construction had completed, with the difference recorded as an increase to accumulated dividends in excess of earnings at the adoption date. We shall account for these leases from January 1, 2019 following the lessee transition guidance.
Lessor accounting

Under Topic 840 our leases are classified as operating leases, and we recognize rental revenue on a straight-line basis over respective lease terms. Under Topic 840 we consider tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs as lease components. Generally, we recognize these tenant recoveries as revenue when services are rendered in an amount equal to related operating expenses incurred that are recoverable under the terms of applicable leases. Refer to Note 2(s), Revenue Recognition, for further details on our policies around Revenue Recognition.

For leases entered into on or after January 1, 2019, Topic 842 shall require an entity to identify and separate lease and nonlease components with contract consideration allocated to identified components based on relative stand-alone selling prices. Topic 842 shall govern the recognition of revenue for lease components, and Topic 606 shall govern the recognition of revenue for nonlease components. Under Topic 842, tenant reimbursements for common area maintenance, inclusive of utilities, shall be considered nonlease components. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in their income statements.

On January 1, 2019, we plan to elect the practical expedient to account for a lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If we determine the lease component is the predominant component, we shall account for the single component as an operating lease in accordance with Topic 842. Conversely, we shall account for the combined component under Topic 606 if we determine the nonlease component is the predominant component. We expect operating leases commencing or modified on or after January 1, 2019, for which we are a lessor, shall qualify for the single component practical expedient with the combined component accounted for under Topic 842.

Topic 842 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. Under Topic 842, the criteria to determine whether a lease should be accounted for as a sales-type lease includes the following: (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) the lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments, including any lessee guaranteed residual value, equals or exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria is met, a lease is classified as a sales-type lease by the lessor. If none of the criteria are met, a lease may qualify as a direct financing lease or an operating lease. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease is classified as an operating lease by the lessor. We are still evaluating the impact of this standard on its financial statements as a lessor.

Initial direct costs

Topic 842 requires lessees and lessors to capitalize, as initial direct costs, incremental costs of a lease that would not have been incurred if the lease had not been obtained. Effective January 1, 2019, costs we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and costs related to advertising or soliciting potential tenants shall be expensed as incurred.

We estimate approximately $37 million of initial direct costs capitalized in 2018 would have been expensed if Topic 842 had been in effect during 2018. Future expenses as a result of the change in the accounting for initial direct costs shall depend on future events not yet known; therefore, the ultimate impact on initial direct costs from adoption of Topic 842 might differ from our estimate.

As we plan to elect the package of transition practical expedients under Topic 842, we shall not be required to reassess whether initial direct costs capitalized prior to adoption of Topic 842, in connection with leases that commenced prior to January 1, 2019, qualify for capitalization under Topic 842. Therefore, we shall continue to amortize these initial direct costs over corresponding lease terms.

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
December 31, 2018 and 2017

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

3. Business Combinations
(a) Ascenty Acquisition
We completed the Ascenty Acquisition on December 20, 2018 for total cash and equity consideration of approximately $2.0 billion, including approximately $116.0 million of assumed cash and cash equivalents. As of December 31, 2018, the estimated fair values of acquired assets and assumed liabilities are provisional estimates, but are based on the best information currently available. Since the acquisition closed so late in the year, we have not been able to obtain all of the necessary information to complete the valuation of each of the assets and liabilities due to the time needed to obtain all of the source documents, translate into English, obtain market data information in Brazil, and adequately review and evaluate the information. These provisional estimates are subject to change as we complete all remaining steps in finalizing the purchase price allocation, and it is reasonably possible that, there could be significant changes to the preliminary values below. We expect to finalize the valuation of all assets and liabilities by March 31, 2019.

The following table summarizes the provisional amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Building and improvements	$425,000
Goodwill	982,667
Tenant relationship value	375,000
Acquired in-place lease value	120,000
Cash and cash equivalents	116,000
Other assets	30,000
Other liabilities	(40,000)
Capital lease and other long-term obligations	(50,000)
Total purchase price	$1,958,667

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in the acquisition. As shown above, we recorded approximately $1.0 billion of goodwill related to the Ascenty Acquisition. The strategic benefits of the acquisition include the Company’s ability to continue its strategy to provide foundational data center real estate solutions on a global basis with a diversified product offering of both small and large footprint deployments as well as interconnection services. These factors contributed to the goodwill that was recorded upon consummation of the transaction. As the purchase price allocation is still provisional, the Company can not estimate the amount of the goodwill that may be deductible for federal income tax purposes.

The transaction was initially funded with $600.0 million of proceeds from a non-recourse, five-year secured term loan; the issuance of approximately $254 million of Operating Partnership common units in exchange for the substantial majority of the Ascenty management's equity interests; and approximately $1.0 billion of unsecured corporate borrowings.  We expect to finalize the permanent capital structure for Ascenty in the first quarter of 2019, in conjunction with closing the joint venture with Brookfield.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(b) DFT Merger

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

The unaudited pro forma financial information set forth below is based on our historical consolidated income statements for the years ended December 31, 2017 and 2016, adjusted to give effect to the DFT Merger as if it occurred on January 1, 2016. The pro forma adjustments primarily relate to transaction expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of DFT debt in connection with the DFT merger.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

4. Investments in Real Estate
A summary of our investments in properties as of December 31, 2018 and 2017 is as follows:

	As of December 31, 2018
	(in thousands)
Property Type	Land	Acquired Ground Lease	Buildings and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$101,964	$—	$2,137,458	$114,013	$(885,315)	$1,468,120
Data Centers (2)	1,391,585	10,575	14,502,437	460,247	(3,016,646)	13,348,198
Technology Manufacturing	11,959	—	1,582	76	(100)	13,517
Technology Office	2,091	—	23,104	—	(18,441)	6,754
Other	2,165	—	80,629	—	(14,765)	68,029
	$1,509,764	$10,575	$16,745,210	$574,336	$(3,935,267)	$14,904,618

	As of December 31, 2017
	(in thousands)
Property Type	Land	Acquired Ground Lease	Buildings and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$109,844	$—	$1,940,495	$99,174	$(778,659)	$1,370,854
Data Centers (2)	1,010,306	11,150	13,147,042	453,712	(2,430,984)	12,191,226
Technology Manufacturing	11,959	—	1,564	76	(31)	13,568
Technology Office	2,067	—	23,029	—	(16,779)	8,317
Other	2,165	—	103,275	78	(11,774)	93,744
	$1,136,341	$11,150	$15,215,405	$553,040	$(3,238,227)	$13,677,709

(1)	Balances include, as of December 31, 2018 and 2017, $1.6 billion and $1.4 billion of direct and accrued costs associated with development in progress, respectively.

(2)	Balances include vacant land to support ground-up development.

As of December 31, 2017, we had identified eight properties that met the criteria to be classified as held for sale. As of December 31, 2017, the eight properties had an aggregate carrying value of $139.5 million within total assets and $5.0 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet, respectively. All eight properties were sold during the year ended December 31, 2018. The properties were not representative of a significant component of our portfolio, nor did the sales represent a significant shift in our strategy. In addition, we evaluated the carrying value of the properties identified as held for sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2017, we recognized approximately $29.0 million of impairment charges on three properties located in the United States to reduce the carrying values to the estimated fair values less costs to sell. The fair values of the three properties were based on comparable sales price data (Level 2 under the fair value hierarchy). There were no impairment charges for the years ended December 31, 2018 and 2016.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Acquisitions

We acquired the following real estate during the years ended December 31, 2018 and 2017 (excluding business combinations already discussed in Note 3):

2018 Acquisitions

Property Type	Amount (in millions)(2)
Land Parcels (1)	$296.1
Data Centers	114.6
$410.7

2017 Acquisitions

Property Type	Amount (in millions)(2)
Land Parcels (1)	$55.3
Data Centers	346.2
Technology Manufacturing	14.3
$415.8

(1)	Represents currently vacant land which is not included in our operating property count.

(2)	Purchase price in U.S. dollars and excludes capitalized closing costs. Each of these acquisitions was accounted for as an asset acquisition pursuant to the adoption of ASU 2017-01 on January 1, 2017.

The table below reflects the purchase price allocation for the above properties acquired in 2018 and 2017 (in thousands):

Property Type	Land	Buildings and Improvements	Tenant Improvements	Above-Market Leases	In-Place Leases	Below-Market Leases	Acquisition Date Fair Value
2018
Land Parcels	$296,071	$—	$—	$—	$—	$—	$296,071
Data Centers	60,633	54,008	—	—	—	—	114,641
Total	$356,704	$54,008	$—	$—	$—	$—	$410,712

2017
Land Parcels	$55,229	$—	$—	$—	$—	$—	$55,229
Data Centers	20,431	275,374	1,506	21,043	28,656	(811)	346,199
Technology Manufacturing	11,950	1,539	76	—	1,455	(684)	14,336
Total	$87,610	$276,913	$1,582	$21,043	$30,111	$(1,495)	$415,764
Weighted average remaining intangible amortization life (in months)				65	81	80

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Dispositions

We sold the following real estate properties during the years ended December 31, 2018 and 2017:

2018 Dispositions

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

5. Investments in Unconsolidated Joint Ventures
As of December 31, 2018, our investments in unconsolidated joint ventures consist of effective: 50% interests in four joint ventures that own data center buildings in Seattle, Hong Kong, Tokyo, and Osaka; 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR) and a 17% interest in a joint venture that owns a data center property at 1101 Space Park Drive in Santa Clara.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

The following tables present summarized financial information for our joint ventures for the years ended December 31, 2018, 2017, and 2016 (in thousands):

2018	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$32,786	$49,278	$134,527	$139,569	$(90,291)	$52,806	$(17,264)	$35,542	$25,612
2020 Fifth Avenue	50.00%	44,644	54,855	48,000	48,333	6,522	9,417	(2,156)	7,261	4,689
33 Chun Choi Street (Hong Kong)	50.00%	151,256	201,527	—	9,337	192,190	21,394	(7,164)	14,230	6,958
Mitsubishi	50.00%	332,373	469,159	228,075	285,424	183,735	59,300	(26,360)	32,940	15,884
PREI ®	20.00%	375,016	433,024	210,626	283,899	149,125	42,058	(8,457)	33,601	(4,159)
GCEAR	20.00%	111,909	139,268	101,885	104,268	35,000	20,457	(8,546)	11,911	(2,177)
1101 Space Park Drive	17.00%	22,677	24,320	5,225	5,327	18,993	9,383	(5,879)	3,504	415
Total Unconsolidated Joint Ventures		$1,070,661	$1,371,431	$728,338	$876,157	$495,274	$214,815	$(75,826)	$138,989	$47,222
Our investment in and share of equity in earnings of unconsolidated joint ventures						$175,108				$32,979
2017	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$26,933	$50,481	$134,472	$138,564	$(88,083)	$49,369	$(16,719)	$32,650	$20,833
2020 Fifth Avenue	50.00%	45,309	54,594	47,000	47,249	7,345	9,088	(1,820)	7,268	4,881
33 Chun Choi Street (Hong Kong)	50.00%	133,435	192,071	—	5,598	186,473	19,235	(6,504)	12,731	5,467
Mitsubishi	50.00%	325,977	452,063	221,851	288,962	163,101	7,927	(4,218)	3,709	1,108
PREI ®	20.00%	399,967	456,912	207,687	285,050	171,862	41,464	(7,978)	33,486	13,889
GCEAR	20.00%	114,376	151,191	101,680	104,220	46,971	18,924	(7,362)	11,562	(1,962)
1101 Space Park Drive	17.00%	15,953	17,694	—	236	17,458	5,958	(4,629)	1,329	(272)
Total Unconsolidated Joint Ventures		$1,061,950	$1,375,006	$712,690	$869,879	$505,127	$151,965	$(49,230)	$102,735	$43,944
Our investment in and share of equity in earnings of unconsolidated joint ventures						$163,477				$25,516
2016	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$27,342	$43,258	$101,394	$106,241	$(62,983)	$45,518	$(15,574)	$29,944	$16,374
2020 Fifth Avenue	50.00%	45,973	55,005	47,000	47,612	7,393	8,788	(1,500)	7,288	4,821
33 Chun Choi Street (Hong Kong)	50.00%	134,249	184,855	—	3,291	181,564	18,856	(6,636)	12,220	6,315
PREI ®	20.00%	409,876	468,298	207,270	288,325	179,973	41,075	(8,503)	32,572	13,615
GCEAR	20.00%	116,949	162,863	101,477	104,393	58,470	19,742	(7,808)	11,934	(1,396)
1101 Space Park Drive	17.00%	6,839	8,415	—	135	8,280	3,539	(4,105)	(566)	(1,515)
Total Unconsolidated Joint Ventures		$741,228	$922,694	$457,141	$549,997	$372,697	$137,518	$(44,126)	$93,392	$38,214
Our investment in and share of equity in earnings of unconsolidated joint ventures						$106,402				$17,104

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

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
December 31, 2018 and 2017

6. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2018 and 2017.

	Balance as of
(Amounts in thousands)	December 31, 2018	December 31, 2017

Acquired in-place lease value:
Gross amount	$1,569,401	$1,473,515
Accumulated amortization	(795,033)	(613,948)
Net	$774,368	$859,567
Tenant relationship value:
Gross amount	$2,339,606	$1,978,277
Accumulated amortization	(291,818)	(169,919)
Net	$2,047,788	$1,808,358
Acquired above-market leases:
Gross amount	$277,796	$294,514
Accumulated amortization	(158,037)	(110,139)
Net	$119,759	$184,375
Acquired below-market leases:
Gross amount	$442,535	$469,119
Accumulated amortization	(242,422)	(219,654)
Net	$200,113	$249,465
Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in a change in rental revenues of $(27.3) million, $(2.2) million and $8.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 8.1 years and 2.8 years, respectively, as of December 31, 2018. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$(15,323)
2020	(3,915)
2021	872
2022	7,898
2023	12,045
Thereafter	78,777
Total	$80,354

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $211.0 million, $101.2 million and $52.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The expected average amortization period for acquired in-place lease value is 6.4 years as of December 31, 2018. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.9 years as of December 31, 2018. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$158,095
2020	123,450
2021	98,916
2022	77,056
2023	65,518
Thereafter	251,333
Total	$774,368

Amortization of tenant relationship value and trade names (a component of depreciation and amortization expense) was approximately $123.5 million and $0, respectively, for the year ended December 31, 2018, $85.9 million and $0, respectively, for the year ended December 31, 2017 and $67.2 million and $6.9 million, respectively for the year ended December 31, 2016.  During the year ended December 31, 2016, management of the Company decided to retire the Telx trade name.  Accordingly, the Company wrote off the net remaining balance of approximately $6.1 million. The weighted average remaining contractual life for tenant relationship value is 14.8 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$143,818
2020	143,818
2021	143,818
2022	143,818
2023	143,818
Thereafter	1,328,698
Total	$2,047,788

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

7. Debt of the Company
In this Note 7, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes) and 4.450% notes due 2028 (2028 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (2029 Notes) and 3.750% notes due 2030 (2030 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facilities and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2018 and 2017 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2018		Maturity Date		Principal Outstanding December 31, 2018		Principal Outstanding December 31, 2017
Global revolving credit facilities	Various	(1)	Jan 24, 2023	(1)	$1,663,156	(2)	$558,191	(2)
Deferred financing costs, net					(15,421)		(7,245)
Global revolving credit facilities, net					1,647,735		550,946
Unsecured Term Loans
2019 Term Loan	Base Rate + 1.000%		Dec 19, 2019		375,000		—
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023		508,120	(5)	1,125,117	(5)
Deferred financing costs, net					(4,216)		(4,784)
Unsecured term loans, net					1,178,904		1,420,333
Unsecured senior notes:
Senior Notes:
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019		143,338	(6)	150,063	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020		500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		382,620	(7)	405,390	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		688,020	(6)	720,300	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		318,850	(7)	337,825	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		510,160	(7)	540,520	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		—
3.300% notes due 2029	3.300%		Jul 19, 2029		446,390	(7)	472,955	(7)
3.750% notes due 2030	3.750%		Oct 17, 2030		510,160	(7)	—
Unamortized discounts					(19,859)		(18,508)
Total senior notes, net of discount					7,629,679		6,608,545
Deferred financing costs, net					(40,553)		(37,788)
Total unsecured senior notes, net of discount and deferred financing costs					7,589,126		6,570,757

Secured debt:
731 East Trade Street	8.22%		Jul 1, 2020		1,776		2,370
Secured note due December 2023	Base Rate + 4.250%		Dec 20, 2023		104,000		104,000
Secured note due March 2023	LIBOR + 1.100%	(4)	Mar 1, 2023		600,000		—
Unamortized net premiums					148		241
Total secured debt, including premiums					705,924		106,611
Deferred financing costs, net					(20,210)		(29)
Total secured debt, including premiums and net of deferred financing costs					685,714		106,582
Total indebtedness					$11,101,479		$8,648,618

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(1)
The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 90 basis points, which is based on the current credit ratings of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit ratings of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit ratings of our long-term debt.

(2)	Balances as of December 31, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2018		Weighted-average interest rate	Balance as of December 31, 2017		Weighted-average interest rate
Global Revolving Credit Facility
Floating Rate Borrowing (a)
U.S. dollar ($)	$890,000		3.37%	$400,000		2.48%
British pound sterling (£)	8,290	(c)	1.61%	18,918	(d)	1.50%
Euro (€)	451,800	(c)	0.90%	31,213	(d)	0.62%
Australian dollar (AUD)	27,632	(c)	2.82%	—		—%
Hong Kong dollar (HKD)	8,797	(c)	3.14%	4,100	(d)	2.20%
Japanese yen (JPY)	4,105	(c)	0.90%	65,890	(d)	0.96%
Singapore dollar (SGD)	77,112	(c)	2.79%	—		—%
Canadian dollar (CAD)	60,856	(c)	3.16%	23,070	(d)	2.36%
Total	$1,528,592		2.57%	$543,191		2.15%
Base Rate Borrowing (b)
U.S. dollar ($)	$—		—%	$15,000		4.50%
Total borrowings	$1,528,592		2.57%	$558,191		2.21%

Yen Revolving Credit Facility	134,564	(c)	0.50%	—		—%

Total borrowings	$1,663,156		2.41%	$558,191		2.21%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index plus a margin of 90 basis points, which is based on the credit rating of our long-term debt.

(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate.

(c)	Based on exchange rates of $1.28 to £1.00, $1.15 to €1.00, $0.78 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(d)	Based on exchange rates $1.23 to £1.00, of $1.35 to €1.00, $0.78 to 1.00 HKD, $0.13 to 1.00 JPY, $0.69 to 1.00 SGD and $0.80 to 1.00 CAD, respectively, as of December 31, 2017.

(3)
Interest rates are based on our current senior unsecured debt ratings and is currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan.

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Canadian dollar borrowings under the global revolving credit facility and unsecured term loan. See Note 15. "Derivative Instruments" for further information.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(5)	Balances as of December 31, 2018 and December 31, 2017 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2018		Weighted-average interest rate		Balance as of December 31, 2017		Weighted-average interest rate
U.S. dollar ($)	$300,000		3.46%	(b)	$606,911		2.78%	(d)
British pound sterling (£)	—		—%		229,011	(c)	1.59%	(d)
Singapore dollar (SGD)	146,080	(a)	2.76%		233,788	(c)	2.17%
Australian dollar (AUD)	204,632	(a)	2.94%		179,841	(c)	2.79%
Hong Kong dollar (HKD)	85,188	(a)	3.32%		85,762	(c)	2.20%
Canadian dollar (CAD)	72,220	(a)	3.24%	(b)	78,357	(c)	2.44%	(d)
Japanese yen (JPY)	—		—%		11,447	(c)	1.05%
Total	$808,120		3.17%	(b)	$1,425,117		2.42%	(d)

(a)	Based on exchange rates of $0.73 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(b)
As of December 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.66% (Total). See Note 15 for further discussion on interest rate swaps.

(c)	Based on exchange rates of $1.23 to £1.00, $0.75 to 1.00 SGD, $0.78 to 1.00 AUD,$0.13 to 1.00 HKD, $0.74 to 1.00 CAD and $0.01 to 1.00 JPY, respectively, as of December 31, 2017.

(d)
As of December 31, 2017, the weighted-average interest rate reflecting interest rate swaps was 2.72% (U.S. dollar), 1.89% (British pound sterling), 1.88% (Canadian dollar) and 2.41% (Total). See Note 15 for further discussion on interest rate swaps.

(6)	Based on exchange rates of $1.15 to €1.00 as of December 31, 2018 and $1.20 to €1.00 as of December 31, 2017.

(7)	Based on exchange rates of $1.28 to £1.00 as of December 31, 2018 and $1.35 to £1.00 as of December 31, 2017.
Global Revolving Credit Facilities

On October 24, 2018, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.35 billion senior unsecured revolving credit facility, which we refer to as the 2018 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on January 15, 2016. In addition, we have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The 2018 global revolving credit facility matures on January 24, 2023, with two six-month extension options available. The interest rate for borrowings under the 2018 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 90 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. The 2018 global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and includes the ability to add additional currencies in the future. As of December 31, 2018, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, plus a margin of 0.90%. We have used and intend to use available borrowings under the 2018 global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of December 31, 2018, approximately $44.5 million of letters of credit were issued.
The 2018 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2018 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2018, we were in compliance with all of such covenants.

On October 24, 2018, we entered into a credit agreement for a ¥33.3 billion (approximately $296.5 million based on the exchange rate on October 24, 2018) senior unsecured revolving credit facility, which we refer to as the Yen revolving credit facility. The Yen revolving credit facility provides for borrowings in Japanese yen. In addition, we have the ability from time to time to increase the size of the Yen revolving credit facility to up to ¥93.3 billion (approximately $831.1 million based on the exchange rate on October 24, 2018), subject to receipt of lender commitments and other conditions precedent. The Yen revolving credit facility matures on January 24, 2024. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 50 basis points. A quarterly unused commitment fee, which is calculated using the average daily unused revolving credit commitment, is based on the credit ratings of our long-term debt, and is currently 10 basis points.
The Yen revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the Yen revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2018, we were in compliance with all of such covenants.

Unsecured Term Loans
On October 24, 2018, we refinanced our senior unsecured multi-currency term loan facility and entered into an amended and restated term loan agreement, which we refer to as the 2018 term loan agreement, which governs (i) a $300.0 million 5-year senior unsecured term loan, which we refer to as the 2023 Term Loan, and (ii) an approximately $512 million 5-year senior unsecured term loan, which we refer to as the 2024 Term Loan. The 2018 term loan agreement replaced the $1.55 billion term loan agreement executed on January 15, 2016. The 2023 Term Loan matures on January 15, 2023 and the 2024 Term Loan matures on January 24, 2023 with two six-month extension options. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2018 term loan agreement and the 2018 global revolving credit facility (discussed above), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars. Based on exchange rates in effect at December 31, 2018, the balance outstanding is approximately $0.8 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the 2023 Term Loan and 2024 Term Loan are consistent with our 2018 global revolving credit facility and, as of December 31, 2018, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Senior Notes

Senior Notes and Annual Interest Rate	Date Issued	Maturity Date	Amount Issued (in millions, local currency)	Net Proceeds (in millions) (1)	Interest Payment Dates	Initial Issuer (2)
Floating Rate Guaranteed Notes due 2019 (5)	May 22, 2017	May 22, 2019	€125.0	$140.1	Quarterly, commencing August 22, 2017	Digital Euro Finco, LLC (3)
5.875% Notes due 2020	Jan 28, 2010	Feb 1, 2020	$500.0	487.1	Semi-annually, commencing August 1, 2010	Digital Realty Trust, L.P.
3.400% Notes due 2020	Oct 1, 2015	Oct 1, 2020	$500.0	494.5	Semi-annually, commencing April 1, 2016	Digital Delta Holdings, LLC (4)
5.250% Notes due 2021	Mar 8, 2011	Mar 15, 2021	$400.0	395.5	Semi-annually, commencing September 15, 2011	Digital Realty Trust, L.P.
3.950% Notes due 2022	Jun 23, 2015	Jul 1, 2022	$500.0	491.8	Semi-annually, commencing January 1, 2016	Digital Realty Trust, L.P.
3.625% Notes due 2022	Sep 24, 2012	Oct 1, 2022	$300.0	293.1	Semi-annually, commencing April 1, 2013	Digital Realty Trust, L.P.
2.750% Notes due 2023	Aug 7, 2017	Feb 1, 2023	$350.0	346.9	Semi-annually, commencing February 1, 2018	Digital Realty Trust, L.P.
4.750% Notes due 2023	Apr 1, 2014	Oct 13, 2023	£300.0	490.9	Semi-annually, commencing October 13, 2014	Digital Stout Holding, LLC (3)
2.625% Notes due 2024	Apr 15, 2016	Apr 15, 2024	€600.0	670.3	Annually, commencing April 15, 2017	Digital Euro Finco, LLC (3)
2.750% Notes due 2024	Jul 21, 2017	Jul 19, 2024	£250.0	321.3	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (3)
4.250% Notes due 2025	Jan 18, 2013	Jan 17, 2025	£400.0	624.2	Semi-annually, commencing July 17, 2013	Digital Stout Holding, LLC (3)
4.750% Notes due 2025	Oct 1, 2015	Oct 1, 2025	$450.0	445.8	Semi-annually, commencing April 1, 2016	Digital Delta Holdings, LLC (4)
3.700% Notes due 2027	Aug 7, 2017	Aug 15, 2027	$1,000.0	991.0	Semi-annually, commencing February 15, 2018	Digital Realty Trust, L.P.
4.450% Notes due 2028	Jun 21, 2018	Jul 15, 2028	$650.0	643.3	Semi-annually, commencing January 15, 2019	Digital Realty Trust, L.P.
3.300% Notes due 2029	Jul 21, 2017	Jul 19, 2029	£350.0	448.6	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (3)
3.750% Notes due 2030	Oct 17, 2018	Oct 17, 2030	£400.0	516.1	Annually, commencing October 17, 2019	Digital Stout Holding, LLC (3)

(1)	Amounts are in U.S. dollars, based on the exchange rate on the date of issuance. Net proceeds are equal to principal amount less initial purchaser discount and other debt issuance costs.

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
December 31, 2018 and 2017

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

(5)	The 2019 Notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.50% (currently 0.18%).
The indentures governing each of the senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2018, we were in compliance with each of these financial covenants.

Ascenty Acquisition Financing

On December 19, 2018, the Operating Partnership entered into a term loan agreement, with Digital Realty Trust, Inc. as the parent guarantor, which we refer to as the Ascenty term loan agreement, which governs a $375.0 million 1-year senior unsecured term loan, which we refer to as the 2019 Term Loan. The 2019 Term Loan matures on December 19, 2019 with one six-month extension option. Interest rates equals the applicable index plus a margin of 100 basis points, which is based on the current credit ratings of our senior unsecured debt (effective rate of 3.47% as of December 31, 2018).

On December 20, 2018, our Brazilian subsidiary entered into a non-recourse credit agreement for up to $775.0 million in the aggregate, which consists of a $600.0 million 5-year secured term loan, which we refer to as the December 2023 Secured Loan, plus a $125.0 million delayed draw term loan and a $50.0 million revolving credit facility. The December 2023 Secured Loan matures on December 20, 2023. The interest rate on the December 2023 Secured Loan equals the applicable index plus a margin of 425 basis points (effective rate of 7.04% as of December 31, 2018).

The table below summarizes our debt maturities and principal payments as of December 31, 2018 (in thousands):

	Global Revolving Credit Facilities (1)	Unsecured Term Loans	Senior Notes	Secured Debt	Total Debt
2019	$—	$375,000	$143,338	$644	$518,982
2020	—	—	1,000,000	1,132	1,001,132
2021	—	—	400,000	120,000	520,000
2022	—	—	800,000	150,000	950,000
2023	1,528,592	808,120	732,620	434,000	3,503,332
Thereafter	134,564	—	4,573,580	—	4,708,144
Subtotal	$1,663,156	$1,183,120	$7,649,538	$705,776	$11,201,590
Unamortized discount	—	—	(19,859)	—	(19,859)
Unamortized premium	—	—	—	148	148
Total	$1,663,156	$1,183,120	$7,629,679	$705,924	$11,181,879

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

9. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income available to common stockholders	$249,930	$173,148	$332,088
Weighted average shares outstanding—basic	206,035,408	174,059,386	149,953,662
Potentially dilutive common shares:
Stock options	—	—	9,726
Unvested incentive units	141,260	141,136	71,031
Forward equity offering	33,315	124,527	3,990
Market performance-based awards	463,488	570,049	641,279
Weighted average shares outstanding—diluted	206,673,471	174,895,098	150,679,688
Income per share:
Basic	$1.21	$0.99	$2.21
Diluted	$1.21	$0.99	$2.20

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2018	2017	2016
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	8,227,463	3,996,550	2,406,018
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,876,584	540,773	—
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	—	—	2,880,254
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	—	463,301	1,939,905
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,326,861	2,261,153	2,652,503
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,409,772	3,313,484	3,886,966
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,329,584	2,263,799	2,655,607
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,858,622	720,803	—
	20,028,886	13,559,863	16,421,253
10. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	2016
Net income available to common unitholders	$260,110	$176,918	$337,386
Weighted average units outstanding—basic	214,312,871	178,055,936	152,359,680
Potentially dilutive common units:
Stock options	—	—	9,726
Unvested incentive units	141,260	141,136	71,031
Forward equity offering	33,315	124,527	3,990
Market performance-based awards	463,488	570,049	641,279
Weighted average units outstanding—diluted	214,950,934	178,891,648	153,085,706
Income per unit:
Basic	$1.21	$0.99	$2.21
Diluted	$1.21	$0.99	$2.20

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2018	2017	2016
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,876,584	540,773	—
Potentially dilutive Series E Cumulative Redeemable Preferred Units	—	—	2,880,254
Potentially dilutive Series F Cumulative Redeemable Preferred Units	—	463,301	1,939,905
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,326,861	2,261,153	2,652,503
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,409,772	3,313,484	3,886,966
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,329,584	2,263,799	2,655,607
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,858,622	720,803	—
	11,801,423	9,563,313	14,015,235

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

11. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2018, 2017 and 2016.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, we had deferred tax liabilities net of deferred tax assets of approximately $146.6 million and $167.0 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European portfolio acquisition in July 2016. The valuation allowance against the deferred tax assets at December 31, 2018 and 2017 relate primarily to net operating loss carryforwards attributable to certain foreign jurisdictions and from the acquisition of Telx, that we do not expect to utilize.
Deferred income tax assets and liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Gross deferred income tax assets:
Net operating loss carryforwards	$71,656	$77,227
Basis difference - real estate property	8,490	48,983
Basis difference - intangibles	256	506
Other - temporary differences	24,341	40,220
Total gross deferred income tax assets	104,743	166,936
Valuation allowance	(51,439)	(46,302)
Total deferred income tax assets, net of valuation allowance	53,304	120,634
Gross deferred income tax liabilities:
Basis difference - real estate property	164,077	183,283
Basis difference - intangibles	6,855	65,920
Straight-line rent	5,340	1,597
Other - temporary differences	23,584	36,812
Total gross deferred income tax liabilities	199,856	287,612
Net deferred income tax liabilities	$146,552	$166,978

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

The federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), reduced the corporate federal tax rate in the U.S. to 21%, generally effective January 1, 2018. As such, deferred tax assets and liabilities are remeasured using the lower corporate federal tax rate at December 31, 2017. While we do not expect other material impacts, the new tax rules are complex and, in some respects, lack developed administrative guidance. We continue to work with our tax advisors to analyze and determine the full impact that the 2017 Tax Legislation as a whole will have on us.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

12. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2018 and 2017. As of December 31, 2018, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program. The 2011 Equity Distribution Agreements were terminated in connection with the entry into the 2019 Equity Distribution Agreements (defined and discussed below) on January 4, 2019.

On January 4, 2019, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The sales of common stock made under the 2019 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program.

(b) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters' option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of its common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements, which is anticipated to be no later than September 27, 2019.
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
December 31, 2018 and 2017

issuing an aggregate of 12,000,000 shares of our common stock to the forward purchasers in exchange for net proceeds of approximately $1.1 billion. On May 19, 2017, we physically settled and issued the remaining 2,375,000 shares of our common stock to the forward purchasers in exchange for net proceeds of approximately $211.1 million.
(c) Redeemable Preferred Stock

						Shares Outstanding as of December 31,		Balance (in thousands, net of issuance costs) as of December 31,
Preferred Stock (1)	Date(s) Issued	Initial Date to Redeem (2)	Share Cap (3)	Total Liquidation Value (in thousands) (4)	Annual Dividend Rate (5)	2018	2017	2018	2017
6.625% Series C Cumulative Redeemable Perpetual Preferred Stock	Sep 14, 2017	May 15, 2021	0.6389035	$201,250	$1.65625	8,050,000	8,050,000	$219,250	$219,250
5.875% Series G Cumulative Redeemable Preferred Stock	Apr 9, 2013	Apr 9, 2018	0.7532000	250,000	1.46875	10,000,000	10,000,000	241,468	241,468
7.375% Series H Cumulative Redeemable Preferred Stock	Mar 26, 2014	Mar 26, 2019	0.9632000	365,000	1.84375	14,600,000	14,600,000	353,290	353,290
6.350% Series I Cumulative Redeemable Preferred Stock	Aug 24, 2015	Aug 24, 2020	0.7623100	250,000	1.58750	10,000,000	10,000,000	242,012	242,012
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
				$1,266,250		50,650,000	50,650,000	$1,249,560	$1,249,560

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

(3)
Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of preferred stock will have the right (unless, prior to the change of control conversion date specified in the applicable Articles Supplementary governing the preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the preferred stock) to convert some or all of the preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of preferred stock to be converted equal to the lesser of (i) the quotient obtained by dividing (a) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a preferred stock dividend payment and prior to the corresponding dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (b) the common stock price specified in the applicable Articles Supplementary

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

governing the preferred stock; and (ii) and the Share Cap, subject to certain adjustments; subject, in each case, to provisions for the receipt of alternative consideration as described in the applicable Articles Supplementary governing the preferred stock. Except in connection with specified change of control transactions, the preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(4)	Liquidation preference is $25.00 per share.

(5)	Dividends on preferred shares are cumulative and payable quarterly in arrears.

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	206,425,656	95.1%	205,470,300	96.0%
Noncontrolling interests consist of:
Common units held by third parties	6,297,272	2.9%	6,899,094	3.2%
Issuance of units in connection with Ascenty Acquisition	2,338,874	1.1%	—	—%
Incentive units held by employees and directors (see note 14)	1,944,738	0.9%	1,590,001	0.8%
	217,006,540	100.0%	213,959,395	100.0%

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
December 31, 2018 and 2017

protection agreement, the Operating Partnership generally would be required to indemnify each such DFT Operating Partnership unitholder for the tax liability resulting from such failure, as determined under the new tax protection agreement.
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,076.9 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2018 and 2017, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2018, 2017 and 2016:

	Common Units	Incentive Units	Total
As of December 31, 2015	1,421,314	1,412,012	2,833,326
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(279,500)	—	(279,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(150,993)	(150,993)
Grant of incentive units to employees and directors	—	74,246	74,246
Cancellation of incentive units held by employees and directors	—	(1,416)	(1,416)
As of December 31, 2016	1,141,814	1,333,849	2,475,663
Common units issued in connection with the DFT merger	6,111,770	—	6,111,770
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(354,490)	—	(354,490)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(208,092)	(208,092)
Incentive units issued upon achievement of market performance condition	—	390,795	390,795
Grant of incentive units to employees and directors	—	73,449	73,449
As of December 31, 2017	6,899,094	1,590,001	8,489,095
Common units issued in connection with the Ascenty Acquisition	2,338,874	—	2,338,874
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(601,822)	—	(601,822)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(110,070)	(110,070)
Incentive units issued upon achievement of market performance condition	—	357,956	357,956
Grant of incentive units to employees and directors	—	128,986	128,986
Cancellation of incentive units held by employees and directors	—	(22,135)	(22,135)
As of December 31, 2018	8,636,146	1,944,738	10,580,884

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(1)
These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock		Common Stock
February 17, 2016	March 31, 2016	$—		$5,031		$3,023		$3,672	$6,730	$3,969	$—		$131,587	(1)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730	3,969	—		131,607	(1)
August 10, 2016	September 30, 2016	—		—	(2)	3,023		3,672	6,730	3,969	—		131,657	(1)
November 9, 2016	December 30, 2016 for Preferred Stock; January 13, 2017 for Common Stock	—		—		3,023		3,672	6,730	3,969	—		141,882	(1)
		$—		$10,062		$12,092		$14,688	$26,920	$15,876	$—		$536,733
March 1, 2017	March 31, 2017	$—		$—		$3,023		$3,672	$6,730	$3,969	$—		$148,358	(3)
May 8, 2017	June 30, 2017	—		—		—	(4)	3,672	6,730	3,969	—		150,814	(3)
August 7, 2017	September 29, 2017	—		—		—		3,672	6,730	3,969	—		191,041	(3)
November 2, 2017	December 29, 2017 for Preferred Stock; January 12, 2018 for Common Stock	3,963	(5)	—		—		3,672	6,730	3,969	4,200	(5)	191,067	(3)
		$3,963		$—		$3,023		$14,688	$26,920	$15,876	$4,200		$681,280
March 1, 2018	March 30, 2018	$3,333		$—		$—		$3,672	$6,730	$3,969	$2,625		$208,015	(6)
May 8, 2018	June 29, 2018	3,333		—		—		3,672	6,730	3,969	2,625		208,071	(6)
August 14, 2018	September 28, 2018	3,333		—		—		3,672	6,730	3,969	2,625		208,166	(6)
November 12, 2018	December 31, 2018 for Preferred Stock; January 15, 2019 for Common Stock	3,333		—		—		3,672	6,730	3,969	2,625		208,415	(6)
		$13,332		$—		$—		$14,688	$26,920	$15,876	$10,500		$832,667

Annual rate of dividend per share		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375	$1.58750	$1.31250

(1)	$3.520 annual rate of dividend per share.

(2)
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

(3)	$3.720 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(4)
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

(5)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2017.

(6)	$4.040 annual rate of dividend per share.
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
(f) Accumulated Other Comprehensive Income (Loss), Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2016	$(175,642)	$4,888	$35,149	$(135,605)
Net current period change	28,272	5,898	(9,411)	24,759
Reclassification to interest expense from interest rate swaps	—	2,414	—	2,414
Balance as of December 31, 2017	$(147,370)	$13,200	$25,738	$(108,432)
Net current period change	(11,279)	7,890	—	(3,389)
Reclassification to interest expense from interest rate swaps	—	(3,826)	—	(3,826)
Balance as of December 31, 2018	$(158,649)	$17,264	$25,738	$(115,647)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(c) Redeemable Preferred Units

					Units Outstanding as of December 31,		Balance (in thousands, net of issuance costs) as of December 31,
Preferred Units (1)	Date(s) Issued	Initial Date to Redeem (2)	Total Liquidation Value (in thousands) (3)	Annual Distribution Rate (4)	2018	2017	2018	2017
6.625% Series C Cumulative Redeemable Perpetual Preferred Units	Sep 14, 2017	May 15, 2021	$201,250	$1.65625	8,050,000	8,050,000	$219,250	$219,250
5.875% Series G Cumulative Redeemable Preferred Units	Apr 9, 2013	Apr 9, 2018	250,000	1.46875	10,000,000	10,000,000	241,468	241,468
7.375% Series H Cumulative Redeemable Preferred Units	Mar 26, 2014	Mar 26, 2019	365,000	1.84375	14,600,000	14,600,000	353,290	353,290
6.350% Series I Cumulative Redeemable Preferred Units	Aug 24, 2015	Aug 24, 2020	250,000	1.58750	10,000,000	10,000,000	242,012	242,012
5.250% Series J Cumulative Redeemable Preferred Units	Aug 7, 2017	Aug 7, 2022	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
			$1,266,250		50,650,000	50,650,000	$1,249,560	$1,249,560

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

(3)	Liquidation preference is $25.00 per unit.

(4)	Distributions on preferred units are cumulative and payable quarterly in arrears.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,076.9 million and $887.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2018 and 2017, respectively.

(e) Distributions
All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units		Series E Preferred Units		Series F Preferred Units		Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units		Common Units
Feb 17, 2016	March 31, 2016	$—		$5,031		$3,023		$3,672	$6,730	$3,969	$—		$131,587	(1)
May 11, 2016	June 30, 2016	—		5,031		3,023		3,672	6,730	3,969	—		131,607	(1)
Aug 10, 2016	September 30, 2016	—		—	(2)	3,023		3,672	6,730	3,969	—		131,657	(1)
Nov 9, 2016	December 31, 2016 for Preferred Units; January 13, 2017 for Common Units	—		—		3,023		3,672	6,730	3,969	—		144,193	(1)
		$—		$10,062		$12,092		$14,688	$26,920	$15,876	$—		$539,044
Mar 1, 2017	March 31, 2017	$—		$—		$3,023		$3,672	$6,730	$3,969	$—		$150,968	(3)
May 8, 2017	June 30, 2017	—		—		—	(4)	3,672	6,730	3,969	—		153,176	(3)
Aug 7, 2017	September 29, 2017	—		—		—		3,672	6,730	3,969	—		199,049	(3)
Nov 2, 2017	December 29, 2017 for Preferred Units; January 12, 2018 for Common Units	3,963	(5)	—		—		3,672	6,730	3,969	4,200	(5)	199,061	(3)
		$3,963		$—		$3,023		$14,688	$26,920	$15,876	$4,200		$702,254
Mar 1, 2018	March 30, 2018	$3,333		$—		$—		$3,672	$6,730	$3,969	$2,625		$216,953	(6)
May 8, 2018	June 29, 2018	3,333		—		—		3,672	6,730	3,969	2,625		216,789	(6)
Aug 14, 2018	September 28, 2018	3,333		—		—		3,672	6,730	3,969	2,625		216,825	(6)
Nov 12, 2018	December 31, 2018 for Preferred Units; January 15, 2019 for Common Units	3,333		—		—		3,672	6,730	3,969	2,625		216,838	(6)
		$13,332		$—		$—		$14,688	$26,920	$15,876	$10,500		$867,405

Annual rate of distribution per unit		$1.65625		$1.75000		$1.65625		$1.46875	$1.84375	$1.58750	$1.31250

(1)	$3.520 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(2)
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

(3)	$3.720 annual rate of distribution per unit.

(4)
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

(5)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2017.

(6)	$4.040 annual rate of distribution per unit.
(f) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2016	$(180,504)	$4,191	$35,694	$(140,619)
Net current period change	28,709	6,108	(9,542)	25,275
Reclassification to interest expense from interest rate swaps	—	2,459	—	2,459
Balance as of December 31, 2017	$(151,795)	$12,758	$26,152	$(112,885)
Net current period change	(11,736)	8,197	—	(3,539)
Reclassification to interest expense from interest rate swaps	—	(3,969)	—	(3,969)
Balance as of December 31, 2018	$(163,531)	$16,986	$26,152	$(120,393)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

14. Incentive Plan
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
As of December 31, 2018, approximately 7.1 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense for the years ended December 31, 2018, 2017 and 2016 and our unearned compensation as of December 31, 2018 and December 31, 2017 (in millions):

	Deferred Compensation						Unearned Compensation		Expected period to recognize unearned compensation (in years)
	Expensed			Capitalized			As of December 31, 2018	As of December 31, 2017
	Year Ended December 31,			Year Ended December 31,
Type of incentive award	2018	2017	2016	2018	2017	2016
Long-term incentive units	$6.8	$3.9	$4.5	$0.2	$1.7	$1.8	$11.5	$6.9	2.9
Market performance-based awards	12.7	9.6	7.9	0.8	2.3	1.9	24.8	24.7	2.5
Restricted stock	6.1	4.5	4.1	4.2	3.3	2.8	23.6	17.5	2.7

The following table sets forth the weighted average fair value of for each type of incentive award at the date of grant for the years ended December 31, 2018, 2017 and 2016:

	Weighted Average Fair Value at Date of Grant
Type of incentive award	2018	2017	2016
Long-term incentive units	$101.86	$109.71	$87.18
Market performance-based awards	$119.29	$111.06	$82.90
Restricted stock	$100.33	$108.65	$83.58

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Below is a summary of our long-term incentive unit activity for the year ended December 31, 2018.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested, beginning of period	99,295	$90.59
Granted	128,986	101.86
Vested	(51,820)	88.88
Cancelled or expired	(15,356)	83.93
Unvested, end of period	161,105	$100.94

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.
(b) Market Performance-Based Awards

During the years ended December 31, 2018, 2017 and 2016, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2016, January 2017 or January 2018, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

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

In January 2019, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2016 awards and, accordingly, 339,317 Class D units (including 31,009 distribution equivalent units that immediately vested on December 31, 2018, upon the high level being achieved) and 56,778 RSUs performance vested, subject to service-based vesting. On February 27, 2019, 50% of the 2016 awards vested and the remaining 50% will vest on February 27, 2020, subject to continued employment through each applicable vesting date.

In January 2018, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2015 awards and, accordingly, 363,193 Class D units (including

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

36,246 distribution equivalent units that immediately vested on December 31, 2017, upon the high level being achieved) and 49,707 RSUs performance vested, subject to service-based vesting. On February 27, 2018, 50% of the 2015 awards vested and the remaining 50% will vest on February 27, 2019, subject to continued employment through each applicable vesting date.

In January 2017, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2014 awards and, accordingly, 399,250 Class D units (including 44,702 distribution equivalent units that immediately vested on December 31, 2016, upon the high level being achieved) and 138,567 RSUs performance vested, subject to service-based vesting. On February 27, 2017, 50% of the 2014 awards vested and the remaining 50% vested on February 27, 2018.
Following the completion of the applicable Market Performance Period, the 2017 awards that satisfy the market condition, if any, will vest 50% on February 27, 2020 and 50% on February 27, 2021, subject to continued employment through each applicable vesting date. Following the completion of the Market Performance Period, the 2018 awards that satisfy the market condition, if any, will vest 50% on February 27, 2021 and 50% on February 27, 2022, subject to continued employment through each applicable vesting date.

Service-based vesting will be accelerated, in full or on a pro rata basis, as applicable, in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement, in any case, prior to the completion of the applicable Market Performance Period. However, vesting with respect to the market condition will continue to be measured based on RMS Relative Market Performance during the applicable three-year Market Performance Period (or, in the case of a change in control, shortened Market Performance Period).
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
As of December 31, 2018, 2,165,692 Class D units and 590,569 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes distribution equivalent units. The grant date fair value of these awards was approximately $21.8 million, $19.5 million and $21.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(c) Restricted Stock
Below is a summary of our restricted stock activity for the year ended December 31, 2018.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested, beginning of period	259,422	$90.54
Granted (1)	168,192	100.33
Vested	(96,840)	83.63
Cancelled or expired	(35,273)	97.96
Unvested, end of period	295,501	$97.49

(1)	All restricted stock awards granted in 2018 are subject only to service conditions.
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.
(d) 401(k) Plan
We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $4.8 million, $4.6 million, and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2018 or December 31, 2017.

The Company presents its interest rate derivatives in its consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

of December 31, 2018, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.
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
The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2018, 2017 and 2016, there were no ineffective portions to our interest rate swaps.
As of December 31, 2018 and December 31, 2017, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2018		As of December 31, 2017		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2018 (4)	As of December 31, 2017 (4)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$1,976	$1,409
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	517	374
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	2,169	2,260
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,970	1,947
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	11,463	9,978
—		229,012	(2)	Swap	0.792	Jan 15, 2016	Jan 15, 2019	—	(430)
72,220	(3)	78,357	(3)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	2,024	3,034
$783,125		$1,018,274						$20,119	$18,572

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)	Represents debt which bears interest based on one-month GBP LIBOR. Translation to U.S. dollars is based on exchange rate of $1.35 to £1.00 as of December 31, 2017.

(3)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.73 to 1.00 CAD as of December 31, 2018 and $0.80 to 1.00 CAD as of December 31, 2017.

(4)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2018, we estimate that an additional $7.8 million will be reclassified as a decrease to interest expense during the year ending December 31, 2019, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the year ended December 31, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of December 31, 2018.
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
The Company’s disclosures of estimated fair value of financial instruments at December 31, 2018 and December 31, 2017 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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
As of December 31, 2018 and December 31, 2017, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of December 31, 2018		As of December 31, 2017
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facilities (1)(5)	Level 2	$1,663,156	$1,663,156	$558,191	$558,191
Unsecured term loans (2)(6)	Level 2	1,183,121	1,183,121	1,425,117	1,425,117
Unsecured senior notes (3)(4)(7)	Level 2	7,684,368	7,629,679	6,976,603	6,608,545
Mortgage loans (3)(8)	Level 2	706,086	705,924	106,523	106,611
		$11,236,731	$11,181,880	$9,066,434	$8,698,464

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2019 Notes, 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.750% 2025 Notes, 4.250% 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes are valued based on quoted market prices.

(4)
The carrying value of the 5.875% 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes are net of discount of $19.9 million and $18.5 million in the aggregate as of December 31, 2018 and December 31, 2017, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $15.4 million and $7.2 million as of December 31, 2018 and December 31, 2017, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $4.2 million and $4.8 million as of December 31, 2018 and December 31, 2017, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $40.6 million and $38.3 million as of December 31, 2018 and December 31, 2017, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $20.2 million and $0.0 million as of December 31, 2018 and December 31, 2017, respectively.
17. Tenant Leases
The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2018, under non-cancelable operating leases are as follows (in thousands):

2019	$2,225,243
2020	1,784,585
2021	1,566,645
2022	1,263,810
2023	1,055,553
Thereafter	3,329,052
Total	$11,224,888
The table above excludes leases related to the Ascenty Acquisition.

18. Commitments and Contingencies
(a) Operating Leases
We lease space at certain of our data centers from third parties, primarily data centers acquired as part of the Telx Acquisition, European Portfolio Acquisition and Ascenty Acquisition, and certain equipment under noncancelable operating lease agreements. The operating leases for our data centers expire at various dates through 2036 with renewal options available to us. The lease agreements typically provide for base rental rates that increase at defined intervals during the term of the lease.
As of December 31, 2018, certain of our data centers, primarily in Europe are subject to ground leases. The termination dates of these ground leases range from 2036 to 2981. These ground leases generally require us to make fixed annual rental payments. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2019 to 2024. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

Rental expense for our operating leases, including ground leases, was approximately $85.0 million, $82.5 million, and $83.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The minimum commitment under these leases, excluding fully prepaid ground leases, as of December 31, 2018 was as follows (in thousands):

2019	$84,712
2020	87,396
2021	86,212
2022	81,976
2023	80,707
Thereafter	539,047
Total	$960,050
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

Future minimum lease payments and their present value for property under capital lease obligations as of December 31, 2018, are as follows (in thousands):

2019	$11,657
2020	13,108
2021	13,207
2022	13,706
2023	14,219
Thereafter	285,774
351,671
Less amount representing interest	(137,827)
Present value	$213,844
The table above excludes a capital lease obligation in the amount of $50.0 million assumed as part of the Ascenty Acquisition, as this is a provisional estimate that is subject to change.
(c) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2018, we had open commitments, including amounts reimbursable of approximately $13.4 million, related to construction contracts of approximately $401.4 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

(d) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2018, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2018 and 2017. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total operating revenues	$778,267	$768,924	$754,919	$744,368
Net income	52,597	90,264	88,159	110,095
Net income attributable to Digital Realty Trust, Inc.	51,559	87,597	85,463	106,627
Preferred stock dividends and issuance costs associated with redeemed preferred stock	20,329	20,329	20,329	20,329
Net income available to common stockholders	31,230	67,268	65,134	86,298
Basic net income per share available to common stockholders	$0.15	$0.33	$0.32	$0.42
Diluted net income per share available to common stockholders	$0.15	$0.33	$0.32	$0.42

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total operating revenues	$731,445	$609,925	$565,989	$550,569
Net income	79,658	12,475	79,571	84,563
Net income attributable to Digital Realty Trust, Inc.	73,635	12,435	78,651	83,538
Preferred stock dividends and issuance costs associated with redeemed preferred stock	20,329	16,575	20,814	17,393
Net income (loss) available to common stockholders	53,306	(4,140)	57,837	66,145
Basic net income (loss) per share available to common stockholders	$0.26	$(0.02)	$0.36	$0.42
Diluted net income (loss) per share available to common stockholders	$0.26	$(0.02)	$0.36	$0.41

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2018 and 2017. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total operating revenues	$778,267	$768,924	$754,919	$744,368
Net income	52,597	90,264	88,159	110,095
Net income attributable to Digital Realty Trust, L.P.	52,859	90,297	88,163	110,107
Preferred unit distributions and issuance costs associated with redeemed preferred units	20,329	20,329	20,329	20,329
Net income available to common unitholders	32,530	69,968	67,834	89,778
Basic net income per unit available to common unitholders	$0.15	$0.33	$0.32	$0.42
Diluted net income per unit available to common unitholders	$0.15	$0.33	$0.32	$0.42

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total operating revenues	$731,445	$609,925	$565,989	$550,569
Net income	79,658	12,475	79,571	84,563
Net income attributable to Digital Realty Trust, L.P.	75,773	12,356	79,458	84,442
Preferred unit distributions and issuance costs associated with redeemed preferred units	20,329	16,575	20,814	17,393
Net income (loss) available to common unitholders	55,444	(4,219)	58,644	67,049
Basic net income (loss) per unit available to common unitholders	$0.26	$(0.02)	$0.36	$0.42
Diluted net income (loss) per unit available to common unitholders	$0.26	$(0.02)	$0.36	$0.41

21. Subsequent Events

On January 16, 2019, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 2.500% Guaranteed Notes due 2026 denominated in Euros (the “Euro Notes”). The Euro Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the operating partnership. The terms of the Euro Notes are governed by an indenture, dated as of January 16, 2019, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., the operating partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “Indenture”). The Indenture contains various restrictive covenants, including limitations on our ability to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. Net proceeds from the offering were approximately €843.5 million after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the Euro Notes to finance or refinance, in whole or in part, certain green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the Euro Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds may be used for the payment of outstanding indebtedness or other capital management activities. Such indebtedness to be redeemed or repaid is expected to include the operating partnership’s 5.875% Senior Notes due 2020 pursuant to a previously announced tender offer for such notes, by redemption or otherwise, and may include borrowings under the operating partnership’s global credit facilities, as well as other outstanding debt securities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2018 and 2017

On January 17, 2019, we announced the results of the previously announced cash tender offer, which we refer to as the Tender Offer, by the operating partnership for any and all of the outstanding $500.0 million in aggregate principal amount of 5.875% Senior Notes due 2020 (the “Senior Notes”), which are fully and unconditionally guaranteed by Digital Realty Trust, Inc.. The Tender Offer expired at 5:00 p.m., New York City time, on Thursday, January 17, 2019. As of the expiration of the Tender Offer, approximately $350.1 million or 70.02% of the $500.0 million aggregate principal amount of the Senior Notes outstanding prior to the Tender Offer had been validly tendered and not withdrawn in the Tender Offer. The operating partnership accepted for purchase all of the Notes validly tendered and delivered (and not validly withdrawn) in the Tender Offer at or prior to the Expiration Time. Payment for the Notes purchased pursuant to the Tender Offer is anticipated to be made on January 18, 2019 (the “Settlement Date”) or January 23, 2019 (the “Guaranteed Delivery Settlement Date”), as applicable.

The consideration paid under the Tender Offer was $1,022.81 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest to, but not including, the Settlement Date. The total Tender Offer consideration of approximately $367.7 million including accrued and unpaid interest was funded from a portion of the net proceeds from the previously announced issuance and sale by Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, of the Euro Notes.

On January 18, 2019, Digital Realty announced that its operating partnership has elected to redeem all of its Senior Notes that remain outstanding following the Tender Offer on February 19, 2019 (the “Redemption Date”). The aggregate principal amount outstanding of Senior Notes following the settlement of the Tender Offer was approximately $149.9 million. The redemption price for the Senior Notes is equal to (a) $1,020.31 per $1,000 principal amount of the Senior Notes, or 102.031% of the aggregate principal amount of the Senior Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to $2.937500 per $1,000 principal amount of the Senior Notes. The operating partnership used the net proceeds from the previously announced issuance and sale by Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, of the Euro Notes. to fund this redemption. After this redemption, no Senior Notes were outstanding.

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2018
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	—	1,942	—	24,184	28,408	—	1,970	—	52,564	54,534	(17,441)	2002	(A)
2323 Bryan Street	Dallas	—	1,838	—	77,604	55,942	—	1,838	—	133,546	135,384	(71,792)	2002	(A)
300 Boulevard East	New York	—	5,140	—	48,526	62,649	—	5,140	—	111,175	116,315	(67,848)	2002	(A)
2334 Lundy Place	Silicon Valley	—	3,607	—	23,008	67	—	3,607	—	23,075	26,682	(10,813)	2002	(A)
2440 Marsh Lane	Dallas	—	1,477	—	10,330	73,754	—	1,486	—	84,075	85,561	(67,865)	2003	(A)
375 Riverside Parkway	Atlanta	—	1,250	—	11,578	31,704	—	1,250	—	43,282	44,532	(31,210)	2003	(A)
4849 Alpha Road	Dallas	—	2,983	—	10,650	44,045	—	2,983	—	54,695	57,678	(33,311)	2004	(A)
600 West Seventh Street	Los Angeles	—	18,478	—	50,824	64,912	—	18,489	—	115,725	134,214	(68,601)	2004	(A)
2045 & 2055 Lafayette Street	Silicon Valley	—	6,065	—	43,817	45	—	6,065	—	43,862	49,927	(19,242)	2004	(A)
11830 Webb Chapel Road	Dallas	—	5,881	—	34,473	2,355	—	5,881	—	36,828	42,709	(17,373)	2004	(A)
150 South First Street	Silicon Valley	—	2,068	—	29,214	1,499	—	2,068	—	30,713	32,781	(13,631)	2004	(A)
200 Paul Avenue	San Francisco	—	14,427	—	75,777	121,670	—	14,498	—	197,376	211,874	(87,390)	2004	(A)
1100 Space Park Drive	Silicon Valley	—	5,130	—	18,206	43,082	—	5,130	—	61,288	66,418	(34,035)	2004	(A)
3015 Winona Avenue	Los Angeles	—	6,534	—	8,356	6	—	6,534	—	8,362	14,896	(3,825)	2004	(A)
350 East Cermak Road	Chicago	—	8,466	—	103,232	236,679	—	8,620	—	339,757	348,377	(223,795)	2005	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
8534 Concord Center Drive	Denver	—		2,181	—	11,561	763	—	2,181	—	12,324	14,505	(5,537)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	37	—	5,775	—	19,304	25,079	(8,868)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	48	—	5,514	—	11,743	17,257	(5,675)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	232	—	4,562	—	12,735	17,297	(6,734)	2005	(A)
731 East Trade Street	Charlotte	1,777	(1)	1,748	—	5,727	267	—	1,748	—	5,994	7,742	(2,599)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	4,762	—	1,098	—	7,889	8,987	(2,493)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	6,337	—	1,271	—	10,075	11,346	(7,697)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam	—		—	—	15,255	26,722	—	—	—	41,977	41,977	(20,320)	2005	(A)
600-780 S. Federal	Chicago	—		7,849	—	27,881	35,990	—	7,975	—	63,745	71,720	(18,818)	2005	(A)
115 Second Avenue	Boston	—		1,691	—	12,569	11,458	—	1,691	—	24,027	25,718	(15,050)	2005	(A)
Chemin de l’Epinglier 2	Geneva	—		—	—	20,071	(558)	—	—	—	19,513	19,513	(8,220)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	69,483	—	1,177	—	74,360	75,537	(13,685)	2005	(A)
3 Corporate Place	New York	—		1,543	—	12,678	86,885	—	1,543	—	99,563	101,106	(85,242)	2005	(A)
1115 Centennial Avenue	New York	—		581	—	—	58,109	—	581	—	58,109	58,690	(448)	2005	(C)
4025 Midway Road	Dallas	—		2,196	—	14,037	30,842	—	2,196	—	44,879	47,075	(30,901)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	1,685	—	—	95	8,603	8,698	(5,526)	2006	(A)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,285	—	1,657	—	13,637	15,294	(6,984)	2006	(A)
101 Aquila Way	Atlanta	—		1,480	—	34,797	(11,162)	—	1,556	—	23,559	25,115	—	2006	(A)
Digital Houston	Houston	—		6,965	—	23,492	148,984	—	6,965	—	172,476	179,441	(70,198)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	120,452	—	4,524	—	278,274	282,798	(138,607)	2006	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	—	—	—	13,450	(1,376)	—	—	—	12,074	12,074	(5,113)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	—	—	—	—	79,116	—	—	—	79,116	79,116	(47,814)	2006	(C)
600 Winter Street	Boston	—	1,429	—	6,228	456	—	1,429	—	6,684	8,113	(2,604)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	19	—	1,022	—	3,786	4,808	(1,723)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	30,060	—	—	—	38,579	38,579	(30,232)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin	—	1,927	—	40,024	24,651	—	1,660	—	64,942	66,602	(26,209)	2006	(A)
111 8th Avenue	New York	—	—	—	17,688	27,230	—	—	—	44,918	44,918	(31,402)	2006	(A)
8100 Boone Boulevard	N. Virginia	—	—	—	158	2,034	—	—	—	2,192	2,192	(2,192)	2006	(A)
21110 Ridgetop Circle	N. Virginia	—	2,934	—	14,311	1,307	—	2,934	—	15,618	18,552	(5,991)	2007	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	52,300	—	3,354	—	62,605	65,959	(51,360)	2007	(A)
44470 Chilum Place	N. Virginia	—	3,531	—	37,360	1	—	3,531	—	37,361	40,892	(12,144)	2007	(A)
43881 Devin Shafron Drive	N. Virginia	—	4,653	—	23,631	96,033	—	4,653	—	119,664	124,317	(96,517)	2007	(A)
43831 Devin Shafron Drive	N. Virginia	—	3,027	—	16,247	1,382	—	3,027	—	17,629	20,656	(6,485)	2007	(A)
43791 Devin Shafron Drive	N. Virginia	—	3,490	—	17,444	77,914	—	3,490	—	95,358	98,848	(61,691)	2007	(A)
Mundells Roundabout	London	—	31,354	—	—	41,294	—	20,330	—	52,318	72,648	(13,558)	2007	(C)
1500 Space Park Drive	Silicon Valley	—	6,732	—	6,325	46,277	—	4,106	—	55,228	59,334	(53,527)	2007	(A)
Cressex 1	London	—	3,629	—	9,036	19,302	—	2,452	—	29,515	31,967	(20,732)	2007	(A)
Naritaweg 52	Amsterdam	—	—	1,192	23,441	(5,129)	—	—	937	18,567	19,504	(6,048)	2007	(A)
1 St. Anne’s Boulevard	London	—	1,490	—	1,045	(804)	—	976	—	755	1,731	(210)	2007	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
2 St. Anne’s Boulevard	London	—	922	—	695	32,979	—	650	—	33,946	34,596	(6,437)	2007	(A)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	79,708	—	14,335	—	103,803	118,138	(60,140)	2007	(A)
365 South Randolphville Road	New York	—	3,019	—	17,404	301,969	—	3,023	—	319,369	322,392	(133,568)	2008	(A)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	835	—	2,165	—	10,769	12,934	(3,255)	2008	(A)
Manchester Technopark	Manchester	—	—	—	23,918	(8,161)	—	—	—	15,757	15,757	(4,763)	2008	(A)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	26,945	—	3,398	—	27,246	30,644	(20,433)	2008	(A)
1550 Space Park Drive	Silicon Valley	—	2,301	—	766	2,649	—	5,716	—	—	5,716	—	2008	(A)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	31,131	—	2,061	—	47,579	49,640	(34,656)	2008	(C)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	74,916	—	5,509	—	74,916	80,425	(43,316)	2009	(C)
1232 Alma Road	Dallas	—	2,267	—	3,740	65,647	—	2,266	—	69,388	71,654	(43,853)	2009	(A)
900 Quality Way	Dallas	—	1,446	—	1,659	69,489	—	1,437	—	71,157	72,594	(21,533)	2009	(A)
1210 Integrity Drive	Dallas	—	2,041	—	3,389	189,102	—	3,472	—	191,060	194,532	(6,435)	2009	(A)
907 Security Row	Dallas	—	333	—	344	97,744	—	2,112	—	96,309	98,421	(9,228)	2009	(A)
908 Quality Way	Dallas	—	6,730	—	4,493	13,948	—	2,067	—	23,104	25,171	(18,441)	2009	(A)
904 Quality Way	Dallas	—	760	—	744	6,819	—	1,151	—	7,172	8,323	(1,194)	2009	(A)
1215 Integrity Drive	Dallas	—	—	—	—	69,836	—	995	—	68,841	69,836	(18,600)	2009	(C)
1350 Duane & 3080 Raymond	Silicon Valley	—	7,081	—	69,817	354	—	7,081	—	70,171	77,252	(16,611)	2009	(A)
45901 & 45845 Nokes Boulevard	N. Virginia	—	3,437	—	28,785	450	—	3,437	—	29,235	32,672	(7,366)	2009	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
21561 & 21571 Beaumeade Circle	N. Virginia	—	3,966	—	24,211	45	—	3,966	—	24,256	28,222	(5,631)	2009	(A)
60 & 80 Merritt	New York	—	3,418	—	71,477	97,152	—	3,418	—	168,629	172,047	(41,819)	2010	(A)
55 Middlesex	Boston	—	9,975	—	68,363	14,043	—	9,975	—	82,406	92,381	(25,924)	2010	(A)
128 First Avenue	Boston	—	5,465	—	185,348	37,493	—	5,465	—	222,841	228,306	(71,312)	2010	(A)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	38,829	—	—	3,296	42,568	45,864	(8,480)	2010	(A)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	39,190	—	3,274	—	45,757	49,031	(25,913)	2010	(A)
3105 Alfred Street	Silicon Valley	—	6,533	—	3,725	123,928	—	6,532	—	127,654	134,186	(31,190)	2010	(A)
365 Main Street	San Francisco	—	22,854	—	158,709	29,725	—	22,854	—	188,434	211,288	(53,717)	2010	(A)
720 2nd Street	San Francisco	—	3,884	—	116,861	10,865	—	3,884	—	127,726	131,610	(33,071)	2010	(A)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	15,774	—	11,053	—	67,171	78,224	(20,837)	2010	(A)
2121 South Price Road	Phoenix	—	7,335	—	238,452	213,355	—	7,335	—	451,807	459,142	(128,398)	2010	(A)
4030 Lafayette	N. Virginia	—	2,492	—	16,912	10,372	—	2,492	—	27,284	29,776	(6,863)	2010	(A)
4040 Lafayette	N. Virginia	—	1,246	—	4,267	24,717	—	1,246	—	28,984	30,230	(4,778)	2010	(A)
4050 Lafayette	N. Virginia	—	1,246	—	4,371	35,994	—	1,246	—	40,365	41,611	(23,551)	2010	(A)
2805 Lafayette Street	Silicon Valley	—	8,976	—	18,155	130,422	—	8,294	—	149,259	157,553	(31,988)	2010	(A)
29A International Business Park	Singapore	—	—	—	137,545	213,162	—	—	—	350,707	350,707	(128,018)	2010	(A)
43940 Digital Loudoun Plaza	N. Virginia	—	6,229	—	—	284,883	—	7,524	—	283,588	291,112	(74,154)	2011	(C)
44060 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	187,226	—	3,441	—	187,485	190,926	(24,690)	2011	(C)
44100 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	140,869	—	3,493	—	141,076	144,569	(11,587)	2011	(C)
43780 Digital Loudoun Plaza	N. Virginia	—	3,671	—	—	122,489	—	4,186	—	121,974	126,160	(6,976)	2011	(C)
1-11 Templar Road	Sydney	—	6,937	—	—	62,870	—	4,367	—	65,440	69,807	(15,816)	2011	(C)
13-23 Templar Road	Sydney		4,236	—	—	68,074	—	3,530	—	68,780	72,310	(137)	2011	(C)
Fountain Court	London	—	7,544	—	12,506	94,180	—	6,319	—	107,911	114,230	(24,250)	2011	(A)
72 Radnor Drive	Melbourne	—	2,568	—	—	66,203	—	1,749	—	67,022	68,771	(9,947)	2011	(C)
98 Radnor Drive	Melbourne	—	1,899	—	—	35,692	—	1,345	—	36,246	37,591	(15,159)	2011	(C)
105 Cabot Street	Boston	—	2,386	—	—	59,267	—	2,448	—	59,205	61,653	(9,257)	2011	(C)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
3825 NW Aloclek Place	Portland	—	1,689	—	—	58,153	—	1,689	—	58,153	59,842	(21,249)	2011	(C)
Profile Park	Dublin	—	6,288	—	—	73,579	—	9,573	—	70,294	79,867	(3,982)	2011	(C)
760 Doug Davis Drive	Atlanta	—	4,837	—	53,551	3,373	—	4,837	—	56,924	61,761	(13,384)	2011	(A)
2501 S. State Hwy 121	Dallas	—	23,137	—	93,943	19,180	—	24,612	—	111,648	136,260	(31,141)	2012	(A)
9333 Grand Avenue	Chicago	—	5,686	—	14,515	74,579	—	1,205	—	93,575	94,780	(34,196)	2012	(A)
9355 Grand Avenue	Chicago	—		—	—	227,902	—	2,518	—	225,384	227,902	(22,298)	2012	(A)
9377 Grand Avenue	Chicago	—		—	—	123,953	—	2,137	—	121,816	123,953	(3,683)	2012	(A)
850 E Collins	Dallas	—	1,614	—	—	85,337	—	1,614	—	85,337	86,951	(19,313)	2012	(C)
950 E Collins	Dallas	—	1,546	—	—	75,284	—	1,546	—	75,284	76,830	(12,178)	2012	(C)
400 S. Akard	Dallas	—	10,075	—	62,730	2,657	—	10,075	—	65,387	75,462	(11,686)	2012	(A)
410 Commerce Boulevard	New York	—	—	—	—	30,212	—	—	—	30,212	30,212	(12,866)	2012	(C)
Croydon	London	—	1,683	—	104,728	40,542	—	2,277	—	144,676	146,953	(26,060)	2012	(A)
Watford	London	—	—	7,355	219,273	(6,852)	—	—	6,247	213,529	219,776	(39,423)	2012	(A)
Unit 21 Goldsworth Park	London	—	17,334	—	928,129	(159,279)	—	12,735	—	773,449	786,184	(147,488)	2012	(A)
11900 East Cornell	Denver	—	3,352	—	80,640	2,796	—	3,352	—	83,436	86,788	(17,330)	2012	(A)
701 Union Boulevard	New York	—	10,045	—	6,755	25,274	—	42,074	—	—	42,074	—	2012	(A)
23 Waterloo Road	Sydney	—	7,112	—	3,868	(3,534)	—	4,823	—	2,623	7,446	(436)	2012	(A)
1 Rue Jean-Pierre	Paris	—	9,621	—	35,825	(5,945)	—	8,362	—	31,139	39,501	(6,777)	2012	(A)
Liet-dit le Christ de Saclay	Paris	—	3,402	—	3,090	(849)	—	2,957	—	2,686	5,643	(754)	2012	(A)
127 Rue de Paris	Paris	—	8,637	—	10,838	(2,548)	—	7,507	—	9,420	16,927	(2,551)	2012	(A)
17201 Waterview Parkway	Dallas	—	2,070	—	6,409	42	—	2,070	—	6,451	8,521	(1,253)	2013	(A)
1900 S. Price Road	Phoenix	—	5,380	—	16,975	982	—	5,512	—	17,825	23,337	(2,217)	2013	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
371 Gough Road	Toronto		—	7,394		677	87,318	—	5,560	—	89,829	95,389	(9,855)	2013	(A)
1500 Towerview Road	Minneapolis		—	10,190		20,054	3,191	—	10,190	—	23,245	33,435	(4,857)	2013	(A)
Principal Park	London		—	11,837		—	104,084	—	12,343	—	103,578	115,921	(9,625)	2013	(C)
Liverpoolweg 10	Amsterdam		—	733		3,122	9,730	—	644	—	12,941	13,585	(2,482)	2013	(A)
DePresident	Amsterdam		—	6,737		—	117,156	—	7,858	—	116,035	123,893	(2,506)	2013	(C)
Crawley 2	London		—	24,305		—	60,285	—	26,637	—	57,953	84,590	(463)	2014	(C)
Digital Deer Park 3	Melbourne		—	1,600	—	—	3	—	1,603	—	—	1,603	—	2015	(C)
3 Loyang Way	Singapore		—	—	—	—	168,365	—	—	—	168,365	168,365	(3,961)	2015	(A)
Digital Loudoun III	N. Virginia		—	43,000	—	—	572,790	—	60,358	—	555,432	615,790	(6,648)	2015	(C)
Digital Frankfurt	Frankfurt		—	5,543	—	—	101,172	—	9,987	—	96,728	106,715	(934)	2015	(C)
56 Marietta Street	Atlanta	(2)	—	1,700	—	211,397	22,788	—	1,700	—	234,185	235,885	(30,981)	2015	(A)
2 Peekay Drive	New York	(2)	—	—	—	115,439	38,235	—	—	—	153,674	153,674	(25,011)	2015	(A)
100 Delawanna Avenue	New York	(2)	—	3,600	—	85,438	7,043	—	3,600	—	92,481	96,081	(10,686)	2015	(A)
60 Hudson Street	New York	(2)	—	—	—	32,280	13,709	—	—	—	45,989	45,989	(12,278)	2015	(A)
32 Avenue of the Americas	New York	(2)	—	—	—	30,980	3,457	—	—	—	34,437	34,437	(8,693)	2015	(A)
3433 S 120th Place	Seattle	(2)	—	—	—	11,688	2,324	—	—	—	14,012	14,012	(4,818)	2015	(A)
8435 Stemmons Freeway	Dallas	(2)	—	—	—	5,023	2,236	—	—	—	7,259	7,259	(2,097)	2015	(A)
2625 Walsh Avenue	Silicon Valley	(2)	—	—	—	4,276	7,768	—	—	—	12,044	12,044	(2,626)	2015	(A)
111 8th Avenue - Telx	New York	(2)	—	—	—	42,454	14,422		—	—	56,876	56,876	(16,822)	2015	(A)
350 East Cermak Road - Telx	Chicago	(2)	—	—	—	13,933	8,163	—	—	—	22,096	22,096	(5,499)	2015	(A)
200 Paul Avenue - Telx	San Francisco	(2)	—	—	—	6,719	3,322	—	—	—	10,041	10,041	(2,750)	2015	(A)
2323 Bryan Street - Telx	Dallas	(2)	—	—	—	5,191	3,770	—	—	—	8,961	8,961	(2,578)	2015	(A)
600 W. 7th Street - Telx	Los Angeles	(2)	—	—	—	3,689	5,096	—	—	—	8,785	8,785	(1,851)	2015	(A)
3825 NW Aloclek Place - Telx	Portland	(2)	—	—	—	3,131	1,104	—	—	—	4,235	4,235	(1,316)	2015	(A)
120 E. Van Buren Street - Telx	Phoenix	(2)	—	—	—	2,848	2,407	—	—	—	5,255	5,255	(1,299)	2015	(A)
36 NE 2nd Street - Telx	Miami	(2)	—	—	—	1,842	2,806	—	—	—	4,648	4,648	(1,238)	2015	(A)
600-780 S. Federal Street - Telx	Chicago	(2)	—	—	—	1,815	3,227	—	—	—	5,042	5,042	(1,035)	2015	(A)
113 N. Myers Street - Telx	Charlotte	(2)	—	—	—	476	746	—	—	—	1,222	1,222	(268)	2015	(A)
1100 Space Park Drive - Telx	Silicon Valley	(2)	—	—	—	352	1,122	—	—	—	1,474	1,474	(233)	2015	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
300 Boulevard East - Telx	New York	(2)	—	—	—	197	55	—	—	—	252	252	(139)	2015	(A)
Science Park	Amsterdam	(3)	—	665	—	75,095	22,517	—	693	—	97,584	98,277	(6,905)	2016	(A)
Sovereign House	London	(3)	—	7,943	—	75,184	36,988	—	—	—	120,115	120,115	(12,253)	2016	(A)
Amstel Business Park	Amsterdam	(3)	—	2,991	—	58,138	14,086	—	3,096	—	72,119	75,215	(14,666)	2016	(A)
Olivers Yard	London	(3)	—	7,943	—	34,744	1,353	—	7,780	—	36,260	44,040	(10,089)	2016	(A)
Bonnington House	London	(3)	—	—	—	14,127	72,272	—	174	—	86,225	86,399	(2,805)	2016	(A)
West Drayton	London	(3)	—	—	—	10,135	1,469	—	—	—	11,604	11,604	(4,750)	2016	(A)
Lyonerstrasse	Frankfurt	(3)	—	—	—	8,407	3,140	—	—	—	11,547	11,547	(3,568)	2016	(A)
Meridian Gate	London	(3)	—	—	—	5,893	692	—	—	—	6,585	6,585	(2,538)	2016	(A)
NE Corner of Campbell Road and Ferris Road	Dallas		—	21,902	—	—	795	—	22,685	—	12	22,697	—	2016	(C)
9401 West Grand Avenue	Chicago		—	12,500	—	—	89,688	—	17,363	—	84,825	102,188	—	2016	(C)
Broad Run Technology Park	N. Virginia		—	18,019	—	—	14,998	—	27,963	—	5,054	33,017	—	2016	(C)
2425-2553 Edgington Street	Chicago		—	11,950	—	1,615	43	—	11,959	—	1,649	13,608	(99)	2017	(C)
44490 Chilum Place	N. Virginia	(4)	—	4,180	—	76,745	1,166	—	4,180	—	77,911	82,091	(6,086)	2017	(A)
44520 Hastings Drive	N. Virginia	(4)	104,000	6,140	—	108,105	1,050	—	6,140	—	109,155	115,295	(8,271)	2017	(A)
44480 Hastings Drive	N. Virginia	(4)	—	12,860	—	278,384	426	—	12,860	—	278,810	291,670	(21,536)	2017	(A)
44521 Hastings Drive	N. Virginia	(4)	—	13,210	—	315,539	307	—	13,210	—	315,846	329,056	(24,425)	2017	(A)
44461 Chilum Place	N. Virginia	(4)	—	9,620	—	249,371	282	—	9,620	—	249,653	259,273	(19,418)	2017	(A)
21625 Gresham Drive	N. Virginia	(4)	—	17,500	—	448,968	74	—	17,500	—	449,042	466,542	(35,066)	2017	(A)
21745 Sir Timothy Drive	N. Virginia	(4)	—	16,010	—	289,281	6,171	—	16,010	—	295,452	311,462	(17,418)	2017	(A)
21744 Sir Timothy Drive	N. Virginia	(4)	—	10,523	—	50,411	176,111	—	10,739	—	226,306	237,045	(4,924)	2017	(A)
2200 Busse Road	Chicago	(4)	—	17,270	—	384,558	1,251	—	17,270	—	385,809	403,079	(28,401)	2017	(A)
2299 Busse Road	Chicago	(4)	—	12,780	—	348,348	(1,701)	—	12,780	—	346,647	359,427	(26,551)	2017	(A)
1780 Business Center Drive	N. Virginia	(4)	—	7,510	—	106,363	353	—	7,510	—	106,716	114,226	(7,275)	2017	(A)
8217 Linton Hall Road	N. Virginia	(4)	—	22,340	—	81,985	343	—	22,340	—	82,328	104,668	(5,266)	2017	(A)
1400 East Devon Avenue	Chicago	(4)	—	11,012	—	178,627	60,449	—	11,261	—	238,827	250,088	(6,732)	2017	(A)
2220 De La Cruz Blvd	Silicon Valley	(4)	—	84,650	—	634,007	2,038	—	84,650	—	636,045	720,695	(43,502)	2017	(A)
1 Century Place	Toronto	(4)	—	26,600	—	116,863	67,153	—	25,557	—	185,059	210,616	(1,001)	2017	(C)
505 North Railroad Avenue	Chicago		—	20,431	—	245,810	983	—	16,513	—	250,711	267,224	(6,441)	2017	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2018
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
250 Williams	Atlanta		—	—	—	—	24,088	—	—	—	24,088	24,088	(3,102)	2017	(C)
CME Agreement	Chicago		—	—	—	—	41,478	—	—	—	41,478	41,478	(14,659)	2017	(C)
Osaka 2	Osaka		—	13,593	—	—	104,994	—	15,489	—	103,098	118,587	—	2017	(C)
Osaka 3	Osaka		—	4,713	—	—	249	—	4,962	—	—	4,962	—	2017	(C)
De President II	Amsterdam		—	6,315	—	—	2,905	—	7,095	—	2,125	9,220	—	2017	(C)
Development Property -- N. Virginia	N. Virginia	(4)	—	16,200	—	573	267	—	17,026	—	14	17,040	(2)	2017	(C)
Development Property -- Portland	Portland	(4)	—	11,672	—	5,924	8,798	—	12,179	—	14,215	26,394	(1)	2017	(C)
Development Property -- Phoenix	Phoenix	(4)	—	12,500	—	—	732	—	12,998	—	234	13,232	(1)	2017	(C)
330 E. Cermak Road	Chicago		—	25,248	—	—	(1)	—	25,247	—	—	25,247	—	2017	(C)
10000-10006 Godwin Drive	N. Virginia		—	17,308	—	—	2,990	—	18,239	—	2,059	20,298	—	2018	(C)
2825-2845 Lafayette Street	Silicon Valley		—	56,000	—	2,941	60	—	56,000	—	3,001	59,001	(1,574)	2018	(C)
9905 Godwin Drive	N. Virginia		—	5,819	—	—	1,583	—	7,402	—	—	7,402	—	2018	(C)
Pacific Boulevard and S. Sterling Boulevard	N. Virginia		—	27,139	—	—	1,073	—	28,145	—	67	28,212	—	2018	(C)
160 Lockwood Road	Sydney		—	7,664	—	—	54	—	7,718	—	—	7,718	—	2018	(C)
Western Lands	N. Virginia		—	238,141	—	—	1,694	—	239,835	—	—	239,835	—	2018	(C)
Osaka 4	Osaka		—	4,633	—	—	140	—	4,773	—	—	4,773	—	2018	(C)
Ascenty	Brazil		600,000	—	—	425,000	—	—	—	—	425,000	425,000	—	2018	(A)
Other			—	8,298		—	61,236	—	—	—	69,534	69,534	(11,510)
			$705,777	$1,476,672	$13,509	$9,424,451	$7,925,253	$—	$1,509,764	$10,575	$17,319,546	$18,839,885	$(3,935,267)

(1)	The balance shown excludes an unamortized premium of $147.

(2)	Represents properties acquired in the Telx Acquisition.

(3)	Represents properties acquired in the European Portfolio Acquisition.

(4)	Represents properties acquired in the DFT Merger.

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
NOTES TO SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2018
(In thousands)

(1) Tax Cost
The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $19.4 billion (unaudited) as of December 31, 2018.

(2) Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$16,915,936	$11,558,469	$10,915,373
Additions during period (acquisitions and improvements)	2,008,032	5,663,404	760,051
Deductions during period (dispositions, impairments and assets held for sale)	(84,083)	(305,937)	(116,955)
Balance, end of year	$18,839,885	$16,915,936	$11,558,469
The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$3,238,227	$2,668,509	$2,251,268
Additions during period (depreciation and amortization expense)	714,336	612,970	461,506
Deductions during period (dispositions and assets held for sale)	(17,296)	(43,252)	(44,265)
Balance, end of year	$3,935,267	$3,238,227	$2,668,509
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
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2018. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2018. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Amendment to Bylaws - Proxy Access

On and effective as of February 22, 2019, the board of directors of Digital Realty Trust, Inc. adopted the Eighth Amended and Restated Bylaws (the “Amended Bylaws”) to, among other things, update Article II “Meetings of Stockholders” to implement proxy access. Article II, Section 15 has been added to permit a stockholder or group of up to 20 stockholders owning at least 3% of the outstanding shares of the Company’s common stock for at least three years to nominate and include in the Company’s proxy materials for an annual meeting of stockholders, director candidates constituting up to 20% of the board of directors elected by the holders of the Company’s common stock, provided that the stockholder (or group) and each nominee satisfy the requirements specified in the Amended Bylaws.

The foregoing summary is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached as Exhibit 3.2 hereto and incorporated herein by reference.

Amendment to Corporate Governance Guidelines

Also on February 22, 2019, the Nominating and Corporate Governance Committee and the Board of Directors of Digital Realty Trust, Inc. amended the Company’s Corporate Governance Guidelines to clarify that the Nominating and Corporate Governance Committee shall ensure that it includes, and request that any search firm that it engages include, candidates with diversity of race, ethnicity and gender in the pool from which the Nominating and Corporate Governance Committee selects director candidates. The Company’s Corporate Governance Guidelines are available on our website.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2018, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
 ITEM 15.    EXHIBITS.

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 9, 2017).

3.2	Eighth Amended and Restated Bylaws of Digital Realty Trust, Inc.

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

4.27
Supplemental Indenture No. 3, dated as of June 21, 2018, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.450% Notes due 2028 and the guarantees (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 21, 2018).

4.28
Indenture, dated as of October 17, 2018, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 3.750% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 18, 2018).

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

10.20†	Director Compensation Program.

10.21†	Profits Interest Unit Agreement - Directors.

10.22†
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

10.24†
Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 6, 2015).

10.25†
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

10.27†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.28†
Form of Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

10.29†
Form of Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.27 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2018).

10.30†	Form of Class D Profits Interest Unit Agreement.

10.31†	Executive Time-Based Profits Interest Unit Agreement.

10.32†	Management Election Program.

10.33†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2014).

10.34†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 7, 2014).

10.35†
Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.36†
Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Annual Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2016).

10.37†
Fourth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

10.38†	Fifth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

10.39†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 24, 2014).

10.40†
Employment Agreement among Digital Realty Trust, Inc., DLR LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 9, 2018).

10.41†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.42†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 16, 2015).

10.43†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 16, 2015).

10.44†
Employment Agreement, dated as of October 24, 2016, by and among Digital Realty Trust, Inc., DLR LLC and Daniel W. Papes (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 8, 2018).

10.45†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Joshua A. Mills (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 10, 2017).

10.46†
Employment Agreement, dated as of January 9, 2018, by and among Digital Realty Trust, Inc., DLR LLC and Erich J. Sanchack (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 17, 2018).

10.47†
Separation and Consulting Agreement, dated as of May 11, 2018, among Digital Realty Trust, Inc., DLR LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2018).

10.48†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.49*
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.50*
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

10.51
Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 20, 2017 and effective as of January 3, 2018, among Digital Realty Trust, L.P. and the other borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, and Citibank, N.A., as administrative agent incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 8, 2018).

10.52*
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

10.53†
Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.39 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

10.54#
Amended and Restated Global Senior Credit Agreement, dated as of October 24, 2018, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein.

10.55#
Amended and Restated Term Loan Agreement, dated as of October 24, 2018, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, with Bank of America, N.A. and JPMorgan Chase Bank, N.A. as syndication agents, (i) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 2023 Term Loan and (ii) Merrill Lynch, Pierce Fenner & Smith Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners for the 2024 Term Loan.

10.56#
Credit Agreement, dated as of October 24, 2018, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and additional guarantors named therein, the initial lenders and issuing banks named therein, Sumitomo Mutsui Banking Corporation, as administrative agent, with Sumitomo Mutsui Banking Corporation, MUFG Bank, LTD. and Mizuho Bank, LTD. , as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein.

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2018, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2018; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2018; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.

#
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date: February 25, 2019
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

Signature	Title	Date

/S/ LAURENCE A. CHAPMAN	Chairman of the Board	February 25, 2019
Laurence A. Chapman

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2019
Edward F. Sham

/S/ MICHAEL A. COKE	Director	February 25, 2019
Michael A. Coke

Signature	Title	Date
/S/ KEVIN J. KENNEDY	Director	February 25, 2019
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	February 25, 2019
William G. LaPerch

/s/ AFSHIN MOHEBBI	Director	February 25, 2019
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 25, 2019
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	February 25, 2019
Mary Hogan Preusse

/s/ JOHN T. ROBERTS, JR.	Director	February 25, 2019
John T. Roberts, Jr.

/s/ DENNIS E. SINGLETON	Director	February 25, 2019
Dennis E. Singleton

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date: February 25, 2019

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

Signature	Title	Date

/S/ LAURENCE A. CHAPMAN	Chairman of the Board	February 25, 2019
Laurence A. Chapman

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2019
Edward F. Sham

Signature	Title	Date
/S/ MICHAEL A. COKE	Director	February 25, 2019
Michael A. Coke

/S/ KEVIN J. KENNEDY	Director	February 25, 2019
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	February 25, 2019
William G. LaPerch

/s/ AFSHIN MOHEBBI	Director	February 25, 2019
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 25, 2019
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	February 25, 2019
Mary Hogan Preusse

/s/ JOHN T. ROBERTS, JR.	Director	February 25, 2019
John T. Roberts, Jr.

/s/ DENNIS E. SINGLETON	Director	February 25, 2019
Dennis E. Singleton