Form 10-Q
period 2019-03-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2019-05-10
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From              to             .

Commission file number 001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)
(415) 738-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	DLR	New York Stock Exchange
Series C Cumulative Redeemable Perpetual Preferred Stock	DLR Pr C	New York Stock Exchange
Series G Cumulative Redeemable Preferred Stock	DLR Pr G	New York Stock Exchange
Series I Cumulative Redeemable Preferred Stock	DLR Pr I	New York Stock Exchange
Series J Cumulative Redeemable Preferred Stock	DLR Pr J	New York Stock Exchange
Series K Cumulative Redeemable Preferred Stock	DLR Pr K	New York Stock Exchange
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

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at May 6, 2019
Common Stock, $.01 par value per share	208,282,930

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2019 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2019, Digital Realty Trust, Inc. owned an approximate 95.6% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.4% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2019, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

ASSETS
Investments in real estate:
Properties:
Land	$864,990	$859,113
Acquired ground leases	10,619	10,575
Buildings and improvements	15,510,434	15,610,992
Tenant improvements	602,278	574,336
Total investments in operating properties	16,988,321	17,055,016
Accumulated depreciation and amortization	(4,124,002)	(3,935,267)
Net investments in operating properties	12,864,319	13,119,749
Construction in progress and space held for development	1,584,328	1,621,928
Land held for future development	163,081	162,941
Net investments in properties	14,611,728	14,904,618
Investments in unconsolidated joint ventures	930,326	175,108
Net investments in real estate	15,542,054	15,079,726
Operating lease right-of-use assets	660,586	—
Cash and cash equivalents	123,879	126,700
Accounts and other receivables, net of allowance for doubtful accounts of $16,910 and $11,554 as of March 31, 2019 and December 31, 2018, respectively	328,009	299,621
Deferred rent	479,640	463,248
Acquired above-market leases, net	106,044	119,759
Goodwill	3,358,463	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,580,624	3,144,395
Other assets	162,768	185,239
Total assets	$23,342,067	$23,766,695
LIABILITIES AND EQUITY
Global revolving credit facilities	$842,975	$1,647,735
Unsecured term loans, net	807,726	1,178,904
Unsecured senior notes, net	8,523,462	7,589,126
Secured debt, including premiums	105,493	685,714
Operating lease liabilities	725,470	—
Accounts payable and other accrued liabilities	922,571	1,164,509
Accrued dividends and distributions	—	217,241
Acquired below-market leases, net	192,667	200,113
Security deposits and prepaid rents	221,526	209,311
Total liabilities	12,341,890	12,892,653

Redeemable noncontrolling interests – operating partnership	17,678	15,832
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 59,050,000 and 50,650,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,452,983	1,249,560
Common Stock: $0.01 par value per share, 315,000,000 shares authorized, 208,214,139 and 206,425,656 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,066	2,051
Additional paid-in capital	11,492,766	11,355,751
Accumulated dividends in excess of earnings	(2,767,708)	(2,633,071)
Accumulated other comprehensive loss, net	(91,699)	(115,647)
Total stockholders’ equity	10,088,408	9,858,644
Noncontrolling Interests:
Noncontrolling interests in operating partnership	772,931	906,510
Noncontrolling interests in consolidated joint ventures	121,160	93,056
Total noncontrolling interests	894,091	999,566
Total equity	10,982,499	10,858,210
Total liabilities and equity	$23,342,067	$23,766,695
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Rental and other services	$812,030	$592,298
Tenant reimbursements	—	150,079
Fee income and other	2,485	1,991
Total operating revenues	814,515	744,368
Operating Expenses:
Rental property operating and maintenance	254,954	225,640
Property taxes and insurance	40,306	38,994
Depreciation and amortization	311,486	294,789
General and administrative	53,459	36,523
Transactions and integration	2,494	4,178
Impairment of investments in real estate	5,351	—
Other	4,922	431
Total operating expenses	672,972	600,555

Operating income	141,543	143,813
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	9,217	7,410
Gain on deconsolidation / sale of properties, net	67,497	39,273
Interest and other income (expense), net	21,444	(42)
Interest expense	(101,552)	(76,985)
Tax expense	(4,266)	(3,374)
Loss from early extinguishment of debt	(12,886)	—
Net income	120,997	110,095
Net income attributable to noncontrolling interests	(4,185)	(3,468)
Net income attributable to Digital Realty Trust, Inc.	116,812	106,627
Preferred stock dividends, including undeclared dividends	(20,943)	(20,329)
Net income available to common stockholders	$95,869	$86,298
Net income per share available to common stockholders:
Basic	$0.46	$0.42
Diluted	$0.46	$0.42
Weighted average common shares outstanding:
Basic	207,809,383	205,714,173
Diluted	208,526,249	206,507,476
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$120,997	$110,095
Other comprehensive income (loss):
Foreign currency translation adjustments	9,193	(3,743)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(3,775)	8,616
Reclassification to interest expense from interest rate swaps	(2,094)	(235)
Comprehensive income	146,008	114,733
Comprehensive income attributable to noncontrolling interests	(5,249)	(3,648)
Comprehensive income attributable to Digital Realty Trust, Inc.	$140,759	$111,085
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	1,517,876	15	135,994	—	—	136,009	(136,009)	—	(136,009)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	245,373	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(375)	—	—	(375)	—	—	—	(375)
Shares issued under employee stock purchase plan	—	—	25,234	—	2,259	—	—	2,259	—	—	—	2,259
Issuance of series K preferred stock, net of offering costs	—	203,423	—	—	—	—	—	203,423	—	—	—	203,423
Amortization of share-based compensation	—	—	—	—	8,400	—	—	8,400	—	—	—	8,400
Reclassification of vested share-based awards	—	—	—	—	(7,320)	—	—	(7,320)	7,320	—	7,320	—
Adjustment to redeemable noncontrolling interests—operating partnership	1,943	—	—	—	(1,943)	—	—	(1,943)	—	—	—	(1,943)
Dividends declared on preferred stock	—	—	—	—	—	(20,329)	—	(20,329)	—	—	—	(20,329)
Dividends and distributions on common stock and common and incentive units	(169)	—	—	—	—	(224,802)	—	(224,802)	(10,181)	—	(10,181)	(234,983)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	28,219	28,219	28,219
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income	72	—	—	—	—	116,812	—	116,812	4,228	(115)	4,113	120,925
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	29,567	29,567	1,313	—	1,313	30,880
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	(3,614)	(3,614)	(161)	—	(161)	(3,775)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(2,005)	(2,005)	(89)	—	(89)	(2,094)
Balance as of March 31, 2019	$17,678	$1,452,983	208,214,139	$2,066	$11,492,766	$(2,767,708)	$(91,699)	$10,088,408	$772,931	$121,160	$894,091	$10,982,499
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	168,367	2	15,199	—	—	15,201	(15,201)	—	(15,201)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	251,187	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(12)	—	—	(12)	—	—	—	(12)
Shares issued under employee stock purchase plan	—	—	31,893	—	2,509	—	—	2,509	—	—	—	2,509
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(4,717)	—	—	(4,718)	—	—	—	(4,718)
Amortization of share-based compensation	—	—	—	—	7,515	—	—	7,515	—	—	—	7,515
Reclassification of vested share-based awards	—	—	—	—	(2,497)	—	—	(2,497)	2,497	—	2,497	—
Adjustment to redeemable noncontrolling interests—operating partnership	(4,031)	—	—	—	4,031	—	—	4,031	—	—	—	4,031
Dividends declared on preferred stock	—	—	—	—	—	(20,329)	—	(20,329)	—	—	—	(20,329)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(208,015)	—	(208,015)	(8,682)	—	(8,682)	(216,697)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62	62	62
Net income	—	—	—	—	—	106,627	—	106,627	3,480	(12)	3,468	110,095
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(3,598)	(3,598)	(145)	—	(145)	(3,743)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	8,282	8,282	334	—	334	8,616
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(226)	(226)	(9)	—	(9)	(235)
Balance as of March 31, 2018	$49,871	$1,249,560	205,874,914	$2,045	$11,283,489	$(2,177,269)	$(103,974)	$10,253,851	$680,400	$2,293	$682,693	$10,936,544
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$120,997	$110,095
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / sale of properties, net	(67,497)	(39,273)
Unrealized gain on equity investment	(2,405)	—
Impairment of investments in real estate	5,351	—
Equity in earnings of unconsolidated joint ventures	(9,217)	(7,410)
Distributions from unconsolidated joint ventures	5,667	5,270
Write-off due to early lease terminations	4,922	431
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	207,552	186,431
Amortization of acquired in-place lease value and deferred leasing costs	103,934	108,358
Amortization of share-based compensation	7,592	5,872
Non-cash amortization of terminated swaps	262	301
Allowance for (recovery of) doubtful accounts	6,093	(494)
Amortization of deferred financing costs	4,493	3,060
Loss on early extinguishment of debt	1,808	—
Amortization of debt discount/premium	737	851
Amortization of acquired above-market leases and acquired below-market leases, net	6,210	6,660
Changes in assets and liabilities:
Accounts and other receivables	(50,256)	(30,250)
Deferred rent	(13,426)	(10,454)
Deferred leasing costs	(8,032)	(4,613)
Other assets	(35,123)	(1,750)
Accounts payable and other accrued liabilities	49,576	(83,206)
Security deposits and prepaid rents	11,462	(12,889)
Net cash provided by operating activities	350,700	236,990
Cash flows from investing activities:
Improvements to investments in real estate	(389,266)	(289,840)
Acquisitions of real estate	(9,083)	—
Proceeds from sale of properties, net of sales costs	—	137,175
Proceeds from the Ascenty joint venture transaction	702,439	—
Deconsolidation of Ascenty cash	(97,081)	—
Contributions to unconsolidated joint ventures	(25,049)	(81)
Prepaid construction costs and other investments	(8,040)	(26,602)
Improvement advances to tenants	(24,878)	(11,627)
Collection of improvement advances to tenants	16,649	13,691
Net cash provided by (used in) investing activities	165,691	(177,284)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,346,495	$579,685
Repayments on global revolving credit facility	(2,144,075)	(183,467)
Repayments on unsecured term loans	(375,000)	—
Borrowings on unsecured senior notes	1,427,159	—
Repayments on unsecured senior notes	(500,000)	—
Principal payments on mortgage loans	(156)	(192)
Payment of loan fees and costs	(7,793)	(294)
Premium paid for early extinguishment of debt	(11,078)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	28,219	62
Taxes paid related to net settlement of stock-based compensation awards	—	(4,718)
Proceeds from common and preferred stock offerings, net	203,048	(12)
Proceeds from equity plans	2,259	2,509
Payment of dividends to preferred stockholders	(20,329)	(20,329)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(452,393)	(416,458)
Net cash used in financing activities	(503,644)	(43,214)
Net increase in cash, cash equivalents and restricted cash	12,747	16,492
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,960)	27
Cash, cash equivalents and restricted cash at beginning of period	135,222	13,181
Cash, cash equivalents and restricted cash at end of period	$134,009	$29,700

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$104,073	$78,728
Cash paid for income taxes	3,253	4,272
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	27,910	—
Supplementary disclosure of noncash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$689,917	$—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$30,880	$(3,743)
(Decrease) increase in other assets related to change in fair value of interest rate swaps	(3,775)	8,616
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	(9,436)	—
Noncontrolling interests in operating partnership converted to shares of common stock	136,009	15,201
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	196,462	177,812
Addition to leasehold improvements pursuant to capital lease obligation	—	73,873

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—
Account receivables	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—
Goodwill	(967,189)	—
Other assets	(31,099)	—
Secured debt	571,873	—
Accounts payable and other accrued liabilities	72,449
Accumulated other comprehensive loss	(21,687)
Deconsolidation of Ascenty cash	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—

Recognition of retained equity investment in unconsolidated Ascenty joint venture	$727,439	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2019	December 31, 2018

ASSETS
Investments in real estate:
Properties:
Land	$864,990	$859,113
Acquired ground leases	10,619	10,575
Buildings and improvements	15,510,434	15,610,992
Tenant improvements	602,278	574,336
Total investments in operating properties	16,988,321	17,055,016
Accumulated depreciation and amortization	(4,124,002)	(3,935,267)
Net investments in operating properties	12,864,319	13,119,749
Construction in progress and space held for development	1,584,328	1,621,928
Land held for future development	163,081	162,941
Net investments in properties	14,611,728	14,904,618
Investments in unconsolidated joint ventures	930,326	175,108
Net investments in real estate	15,542,054	15,079,726
Operating lease right-of-use assets	660,586	—
Cash and cash equivalents	123,879	126,700
Accounts and other receivables, net of allowance for doubtful accounts of $16,910 and $11,554 as of March 31, 2019 and December 31, 2018, respectively	328,009	299,621
Deferred rent	479,640	463,248
Acquired above-market leases, net	106,044	119,759
Goodwill	3,358,463	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,580,624	3,144,395
Other assets	162,768	185,239
Total assets	$23,342,067	$23,766,695
LIABILITIES AND CAPITAL
Global revolving credit facilities	$842,975	$1,647,735
Unsecured term loan	807,726	1,178,904
Unsecured senior notes, net of discount	8,523,462	7,589,126
Secured debt, including premiums	105,493	685,714
Operating lease liabilities	725,470	—
Accounts payable and other accrued liabilities	922,571	1,164,509
Accrued dividends and distributions	—	217,241
Acquired below-market leases, net	192,667	200,113
Security deposits and prepaid rents	221,526	209,311
Total liabilities	12,341,890	12,892,653
Redeemable limited partner common units	17,678	15,832
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 59,050,000 and 50,650,000 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,452,983	1,249,560
Common units, 208,214,139 and 206,425,656 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	8,727,124	8,724,731
Limited Partners, 9,473,459 and 10,580,884 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	776,614	911,256
Accumulated other comprehensive loss	(95,382)	(120,393)
Total partners’ capital	10,861,339	10,765,154
Noncontrolling interests in consolidated joint ventures	121,160	93,056
Total capital	10,982,499	10,858,210
Total liabilities and capital	$23,342,067	$23,766,695
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Rental and other services	$812,030	$592,298
Tenant reimbursements	—	150,079
Fee income and other	2,485	1,991
Total operating revenues	814,515	744,368
Operating Expenses:
Rental property operating and maintenance	254,954	225,640
Property taxes and insurance	40,306	38,994
Depreciation and amortization	311,486	294,789
General and administrative	53,459	36,523
Transactions and integration	2,494	4,178
Impairment of investments in real estate	5,351	—
Other	4,922	431
Total operating expenses	672,972	600,555

Operating income	141,543	143,813
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	9,217	7,410
Gain on deconsolidation / sale of properties, net	67,497	39,273
Interest and other income (expense), net	21,444	(42)
Interest expense	(101,552)	(76,985)
Tax expense	(4,266)	(3,374)
Loss from early extinguishment of debt	(12,886)	—
Net income	120,997	110,095
Net loss attributable to noncontrolling interests in consolidated joint ventures	115	12
Net income attributable to Digital Realty Trust, L.P.	121,112	110,107
Preferred units distributions, including undeclared distributions	(20,943)	(20,329)
Net income available to common unitholders	$100,169	$89,778
Net income per unit available to common unitholders:
Basic	$0.46	$0.42
Diluted	$0.46	$0.42
Weighted average common units outstanding:
Basic	217,039,295	214,009,460
Diluted	217,756,161	214,802,763
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$120,997	$110,095
Other comprehensive income (loss):
Foreign currency translation adjustments	9,193	(3,743)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(3,775)	8,616
Reclassification to interest expense from interest rate swaps	(2,094)	(235)
Comprehensive income	$146,008	$114,733
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	115	12
Comprehensive income attributable to Digital Realty Trust, L.P.	$146,123	$114,745
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	1,517,876	136,009	(1,517,876)	(136,009)	—	—	—
Issuance of unvested restricted common units	—	—	—	245,373	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	—	(375)	—	—	—	—	(375)
Issuance of common units, net of forfeitures	—	—	—	—	—	410,451	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,259	—	—	—	—	2,259
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,423	—	—	—	—	—	—	203,423
Amortization of share-based compensation	—	—	—	—	8,400	—	—	—	—	8,400
Reclassification of vested share-based awards	—	—	—	—	(7,320)	—	7,320	—	—	—
Adjustment to redeemable partnership units	1,943	—	—	—	(1,943)	—	—	—	—	(1,943)
Distributions	(169)	—	(20,329)	—	(224,802)	—	(10,181)	—	—	(255,312)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	28,219	28,219
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	—	(6,318)
Net income	72	—	20,329	—	96,483	—	4,228	—	(115)	120,925
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	30,880	—	30,880
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	(3,775)	—	(3,775)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(2,094)	—	(2,094)
Balance as of March 31, 2019	$17,678	59,050,000	$1,452,983	208,214,139	$8,727,124	9,473,459	$776,614	$(95,382)	$121,160	$10,982,499

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	168,367	15,201	(168,367)	(15,201)	—	—	—
Issuance of unvested restricted common units	—	—	—	251,187	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	—	(12)	—	—	—	—	(12)
Issuance of common units, net of forfeitures	—	—	—	—	—	415,760	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	31,893	2,509	—	—	—	—	2,509
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(4,718)	—	—	—	—	(4,718)
Amortization of share-based compensation	—	—	—	—	7,515	—	—	—	—	7,515
Reclassification of vested share-based awards	—	—	—	—	(2,497)	—	2,497	—	—	—
Adjustment to redeemable partnership units	(4,031)	—	—	—	4,031	—	—	—	—	4,031
Distributions	—	—	(20,329)	—	(208,015)	—	(8,682)	—	—	(237,026)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	62	62
Net income	—	—	20,329	—	86,298	—	3,480	—	(12)	110,095
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(3,743)	—	(3,743)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	8,616	—	8,616
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(235)	—	(235)
Balance as of March 31, 2018	$49,871	50,650,000	$1,249,560	205,874,914	$9,108,265	8,736,488	$684,673	$(108,247)	$2,293	$10,936,544

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$120,997	$110,095
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / sale of properties, net	(67,497)	(39,273)
Unrealized gain on equity investment	(2,405)	—
Impairment of investments in real estate	5,351	—
Equity in earnings of unconsolidated joint ventures	(9,217)	(7,410)
Distributions from unconsolidated joint ventures	5,667	5,270
Write-off due to early lease terminations	4,922	431
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	207,552	186,431
Amortization of acquired in-place lease value and deferred leasing costs	103,934	108,358
Amortization of share-based compensation	7,592	5,872
Non-cash amortization of terminated swaps	262	301
Allowance for (recovery of) doubtful accounts	6,093	(494)
Amortization of deferred financing costs	4,493	3,060
Gain on early extinguishment of debt	1,808	—
Amortization of debt discount/premium	737	851
Amortization of acquired above-market leases and acquired below-market leases, net	6,210	6,660
Changes in assets and liabilities:
Accounts and other receivables	(50,256)	(30,250)
Deferred rent	(13,426)	(10,454)
Deferred leasing costs	(8,032)	(4,613)
Other assets	(35,123)	(1,750)
Accounts payable and other accrued liabilities	49,576	(83,206)
Security deposits and prepaid rents	11,462	(12,889)
Net cash provided by operating activities	350,700	236,990
Cash flows from investing activities:
Improvements to investments in real estate	(389,266)	(289,840)
Acquisitions of real estate	(9,083)	—
Proceeds from sale of properties, net of sales costs	—	137,175
Proceeds from the Ascenty joint venture transaction	702,439	—
Deconsolidation of Ascenty cash	(97,081)	—
Contributions to unconsolidated joint ventures	(25,049)	(81)
Prepaid construction costs and other investments	(8,040)	(26,602)
Improvement advances to tenants	(24,878)	(11,627)
Collection of improvement advances to tenants	16,649	13,691
Net cash provided by (used in) investing activities	165,691	(177,284)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Borrowings on global revolving credit facility	$1,346,495	$579,685
Repayments on global revolving credit facility	(2,144,075)	(183,467)
Repayments on unsecured term loans	(375,000)	—
Borrowings on unsecured senior notes	1,427,159	—
Repayments on unsecured senior notes	(500,000)	—
Principal payments on mortgage loans	(156)	(192)
Payment of loan fees and costs	(7,793)	(294)
Premium paid for early extinguishment of debt	(11,078)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	28,219	62
Taxes paid related to net settlement of stock-based compensation awards	—	(4,718)
General partner contributions, net	205,307	2,497
Payment of distributions to preferred unitholders	(20,329)	(20,329)
Payment of distributions to common unitholders	(452,393)	(416,458)
Net cash used in financing activities	(503,644)	(43,214)
Net increase in cash, cash equivalents and restricted cash	12,747	16,492
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,960)	27
Cash, cash equivalents and restricted cash at beginning of period	135,222	13,181
Cash, cash equivalents and restricted cash at end of period	$134,009	$29,700

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$104,073	$78,728
Cash paid for income taxes	3,253	4,272
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	27,910	—
Supplementary disclosure of noncash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	689,917	$—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$30,880	$(3,743)
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(3,775)	8,616
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	(9,436)	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	196,462	177,812
Addition to leasehold improvements pursuant to capital lease obligation	—	73,873

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—
Account receivables	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—
Goodwill	(967,189)	—
Other assets	(31,099)	—
Secured debt	571,873	—
Accounts payable and other accrued liabilities	72,449	—
Accumulated other comprehensive loss	(21,687)	—
Deconsolidation of Ascenty cash	(97,081)	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—

Recognition of retained equity investment in unconsolidated Ascenty joint venture	$727,439	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and 2018

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of March 31, 2019 and December 31, 2018 is as follows:

	Data Centers
	As of March 31, 2019			As of December 31, 2018
Region	Operating	Unconsolidated Joint Ventures	Total	Operating	Unconsolidated Joint Ventures	Total
United States	131	14	145	131	14	145
Europe	38	—	38	38	—	38
Latin America	—	17	17	16	—	16
Asia	3	4	7	3	4	7
Australia	5	—	5	5	—	5
Canada	3	—	3	3	—	3
Total	180	35	215	196	18	214

On December 20, 2018, the Operating Partnership and Stellar Participações Ltda., a Brazilian subsidiary of the Operating Partnership, completed the acquisition of Ascenty, a leading data center provider in Brazil, for cash and equity consideration of approximately $2.0 billion, including cash purchased. We refer to this transaction as the Ascenty Acquisition. In March 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally. Brookfield invested approximately $700 million in exchange for approximately 49% of the total equity interests in the joint venture which owns and operates Ascenty. A subsidiary of the Operating Partnership retained the remaining equity interest in the Ascenty joint venture. The power to control the Ascenty joint venture is shared equally between the Operating Partnership and Brookfield and as a result of losing control, the Operating Partnership deconsolidated Ascenty on March 29, 2019. See note 5 for additional information.

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

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2019, Digital Realty Trust, Inc. owned a 95.6% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2018, Digital Realty Trust, Inc. owned a 95.1% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

As used in these Notes: “DFT” refers to DuPont Fabros Technology, Inc.; “DFT Merger” refers to the Company’s acquisition of DuPont Fabros Technology, Inc.; “DFT Operating Partnership” refers to DuPont Fabros Technology, L.P.; “European Portfolio Acquisition” refers to the Company’s acquisition of a portfolio of eight data centers in Europe; and “Telx Acquisition” refers to the Company’s acquisition of Telx Holdings, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

2. Summary of Significant Accounting Policies
(a) Principles of Consolidation and Basis of Presentation
The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and their subsidiaries. Intercompany balances and transactions have been eliminated.
The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.
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
March 31, 2019 and 2018

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2019, cash equivalents consist of investments in money market instruments.
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

We amortize the difference between the cost of our investments in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three months ended March 31, 2019 and 2018, respectively.

(d) Impairment of Long-Lived and Finite-Lived Intangible Assets

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
March 31, 2019 and 2018

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

If all the above criteria are met, the Company classifies the property as held for sale.  Upon being classified as held for sale, the Company ceases all depreciation and amortization related to the property and it is recorded at the lower of its carrying amount or fair value less cost to sell.  The assets and related liabilities of the property are classified separately on the condensed consolidated balance sheets for the most recent reporting period.  Only those assets held for sale that constitute a strategic shift that has or will have a major effect on our operations are classified as discontinued operations.  To date we have had no property dispositions or assets classified as held for sale that would meet the definition of discontinued operations.

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

(e) Capitalization of Costs

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

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are evaluated for impairment consistent with our impairment policies for long-lived assets. During the development period, all costs including the associated land are classified to construction in progress and space held for development. Upon completion of the development period for a project, accumulated construction in progress costs including the land related to a project are allocated to the specific components of a project that are benefited.

Construction in progress and space held for development includes the cost of land, the cost of construction of buildings, improvements and fixed equipment, and costs for design and engineering. Other costs, such as interest, legal, property taxes and corporate project supervision, which can be directly associated with the project during construction, are also included in construction in progress and space held for development. Land held for development includes parcels of land owned by the Company, upon which the Company intends to develop and own data centers, but has yet to commence development. We have

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

reclassified certain items in the December 31, 2018 condensed consolidated balance sheet to conform to the current presentation as follows (in thousands):

	December 31, 2018
	As Previously Reported	Adjustments	As Revised
Land	$1,509,764	$(650,651)	$859,113
Building and improvements	16,745,210	(1,134,218)	15,610,992
Construction in progress and space held for development	—	1,621,928	1,621,928
Land held for future development	—	162,941	162,941
During the three months ended March 31, 2019 and 2018, we capitalized interest of approximately $10.9 million and $7.4 million, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $10.7 million and $10.1 million during the three months ended March 31, 2019 and 2018, respectively.
(f) Goodwill

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

The following is a summary of goodwill activity for the three months ended March 31, 2019 (in thousands):

	Balance as of December 31, 2018	Deconsolidation	Goodwill Adjustments (1)	Impact of Change in Foreign Exchange Rates	Balance as of March 31, 2019
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	442,349	—	(9,436)	2,559	435,472
DFT Merger	2,592,146	—	—	—	2,592,146
Ascenty Acquisition	982,667	(982,667)	—	—	—
Total	$4,348,007	$(982,667)	$(9,436)	$2,559	$3,358,463

(1)	As a result of a subsequent change to an acquired deferred tax liability that would not have impacted consideration paid, goodwill was adjusted.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

(g) Leases

We lease real estate, including corporate and regional offices, data center, and land, along with IT equipment. When we receive substantially all economic benefits from and direct use of specified property, plant and equipment, we account for those transactions as leases under ASU No. 2016-02 Leases (Topic 842). See note 2(t) for further discussion regarding the adoption of Topic 842 on January 1, 2019.
We have elected the practical expedient within Topic 842 to not separate lease and non-lease components within lease transactions for all asset classes within our existing lease portfolio and, therefore, account for non-lease components combined with related lease components under Topic 842. For transactions involving leases of buildings and land, we have also elected to not separate land components from leases of specified property, plant, and equipment, as it was determined to have no effect on lease classification for any lease component, and the amounts recognized for land lease components would not have been material.
Additionally, we have elected the short-term lease exception for all classes of assets, and do not apply the recognition and measurement requirements for leases of 12 months or less, and recognize lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.
When discount rates implicit in leases cannot be readily determined, we use the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and right-of-use assets. We assigned a collateralized interest rate to each lease based on the term and the currency in which each lease is denominated. To the extent there are leases in foreign countries, rates were adjusted based on local yields in those particular markets. Further, we apply the “bright-line” thresholds within Topic 840 for lease classification for all classes of assets.
(h) Share-Based Compensation
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
March 31, 2019 and 2018

(j) Derivative Instruments

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

(k) Income Taxes
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2019 and December 31, 2018, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three months ended March 31, 2019 and 2018, we had no such interest or penalties. The tax year 2015 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
See Note 11 for further discussion on income taxes.

(l) Presentation of Transactional-based Taxes
We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

(m) Redeemable Noncontrolling Interests

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
(n) Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842 commencing on January 1, 2019 and “Leases (Topic 840)” prior to 2019. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 842 and 840 was 99% and 97% and Topic 606 was less than 1% and 3% of total operating revenue for the three months ended March 31, 2019 and 2018, respectively.

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
March 31, 2019 and 2018

a higher bad debt allowance would result in lower net revenue, and recognizing rental revenue as earned in one period versus another would result in higher or lower net revenue for a particular period.

(o) Transaction and Integration Expense
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

(p) Gain on Sale of Properties

We account for the sale of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. During the three months ended March 31, 2018, the Company sold real estate properties for gross proceeds of $139.3 million, and a recorded net gain of $39.4 million.

(q) Gain on Deconsolidation

We deconsolidate our subsidiaries in accordance with ASC 810, Consolidation, as of the date we cease to have a controlling financial interest in our subsidiaries. We account for the deconsolidation of our subsidiaries by recognizing a gain or loss in accordance with ASC 810. This gain or loss is measured at the date our subsidiaries are deconsolidated as the difference between (a) the aggregate of the fair value of any consideration received, the fair value of any retained non-controlling interest in our subsidiaries being deconsolidated, and the carrying amount of any non-controlling interest in our subsidiaries being deconsolidated, including any accumulated other comprehensive income/loss attributable to the non-controlling interest, and (b) the carrying amount of the assets and liabilities of our subsidiaries being deconsolidated.
(r) Management’s Estimates
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
(s) Segment and Geographic Information

The Company is managed on a consolidated basis based on customer demand considerations.  Deployment of capital is geared to satisfy this demand.  In this regard, the sale and delivery of our products is consistent throughout the portfolio.  Services are provided to customers typical of the data center industry.  Rent and the cost of services are billed and collected.  The Company has one operating segment and therefore one reporting segment.
Operating revenues from properties in the United States were $635.4 million and $603.5 million and outside the United States were $179.1 million and $140.9 million for the three months ended March 31, 2019 and 2018, respectively. We had investments in real estate located in the United States of $11.1 billion and $11.1 billion, and outside the United States of $3.5 billion and $3.8 billion, as of March 31, 2019 and December 31, 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

Operating revenues from properties located in the United Kingdom were $73.3 million and $75.2 million, or 9.0% and 10.1% of total operating revenues, for the three months ended March 31, 2019 and 2018, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.7 billion and $1.6 billion, or 11.5% and 10.9% of total long-lived assets, as of March 31, 2019 and December 31, 2018, respectively. No other foreign country comprised more than 10% of total long-lived assets as of March 31, 2019 and December 31, 2018.

(t) New Accounting Pronouncements
New Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The standard introduces new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.
We adopted Topic 842, on January 1, 2019 and elected to apply the modified retrospective transition method prospectively from the effective date of adoption.
As part of applying the transition method, we elected to apply the package of transition practical expedients within the new guidance. As required by the new standard, these expedients have been elected as a package, and consistently applied across our lease portfolio. Accordingly, we need not reassess the following:
◦Whether any expired or existing contracts are or contain leases
◦The lease classification for any expired or existing leases
◦Treatment of initial direct costs relating to any existing leases

We have decided not to elect the transition practical expedient to use hindsight in determining lease term and in assessing impairment of right-of-use assets.
In applying the modified retrospective transition method to operating leases, we measured lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under Topic 840) as the leases contained no residual value guarantees. These lease liabilities have been measured using our incremental borrowing rates as of the date of adoption. Additionally, right-of-use assets for these operating leases have been measured as the initial measurement of applicable lease liabilities adjusted for other related lease balances at transition.
In applying the modified retrospective transition method to capital leases, at the effective date, we measured lease liabilities and right of use assets at the carrying amount of capital lease obligations and capital lease assets under Topic 840, respectively.
In addition, we applied the modified retrospective transition method to build-to-suit leases for which assets and liabilities have been recognized solely as a result of the transactions’ build-to-suit designation in accordance with Topic 840. Therefore, we derecognized those assets and liabilities at the effective date of adoption for build-to-suit leases where construction had completed, with the difference of approximately $6.3 million recorded as an increase to accumulated dividends in excess of earnings at the adoption date. We accounted for the leases therefrom, following lessee transition guidance.
New Accounting Standards Issued but not yet Adopted

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

We determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not apply to our operations.

3. Real Estate
Acquisitions
We acquired the following real estate during the three months ended March 31, 2019:

Location	Market	Date Acquired	Amount (in millions)
Dulles World Park (1)	Northern Virginia	Feb 25, 2019	$9.0

(1)	Represents currently vacant land which is not included in our operating property count. Purchase price excludes capitalized closing costs.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

4. Leases

We lease space at certain of our data centers from third parties, primarily data centers acquired as part of the Telx Acquisition and European Portfolio Acquisition, and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2034. As of March 31, 2019, certain of our data centers, primarily in Europe, are subject to ground leases. The termination dates of these ground leases range from 2024 to 2982. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2019 to 2027.
The leases may contain renewal and/or early termination options that are not reasonably certain of exercise as of March 31, 2019. Also, the leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases.
Supplemental balance sheet information related to leases as of March 31, 2019 was as follows (in thousands):

	Balance Sheet Classification	Balance as of March 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$660,586
Finance lease assets	Buildings and improvements	124,371
Total leased assets		$784,957

Liabilities:
Operating lease liabilities	Operating lease liabilities	$725,470
Finance lease liabilities	Accounts payable and other accrued liabilities	167,764
Total lease liabilities		$893,234

The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Lease cost	Income Statement Classification	Three Months Ended March 31, 2019

Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$1,227
Interest on lease liabilities	Interest expense	1,646
Operating lease cost	Rental property operating and maintenance	23,114
Total lease cost		$25,987

As of March 31, 2019, the weighted average remaining lease term for our operating leases and finance leases was 13 years and 25 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.1% for operating leases and 3.9% for finance leases at March 31, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

The minimum commitment under operating leases, excluding fully prepaid ground leases, as of December 31, 2018 was as follows (in thousands):

2019	$84,712
2020	87,396
2021	86,212
2022	81,976
2023	80,707
Thereafter	539,047
Total	$960,050

Future minimum lease payments and their present value for property under capital lease obligations as of December 31, 2018, are as follows (in thousands):

2019	$11,657
2020	13,108
2021	13,207
2022	13,706
2023	14,219
Thereafter	285,774
351,671
Less amount representing interest	(137,827)
Present value	$213,844

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

	Operating lease liabilities	Finance lease liabilities

Remainder of 2019	$62,313	$5,351
2020	84,415	8,823
2021	83,181	8,868
2022	79,187	9,332
2023	78,382	9,788
Thereafter	548,011	234,658
Total undiscounted future cash flows	935,489	276,820
Less: Imputed interest	(210,019)	(109,056)
Present value of undiscounted future cash flows	$725,470	$167,764

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

Lessor accounting

We recognized revenue from our lease agreements aggregating $3.0 billion for the year ended December 31, 2018. This revenue consisted primarily of rental revenues and tenant recoveries for the year ended December 31, 2018, aggregating $2.1 billion and $0.6 billion, respectively.

Prior to January 1, 2019, we recognized rental revenue from our operating leases on a straight-line basis over the respective lease terms. We commenced recognition of rental revenue at the date the property was ready for its intended use and the tenant took possession of, or controlled the physical use of, the property.

Prior to January 1, 2019, we considered tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses as lease components. We recognized these tenant recoveries as revenue when services were rendered in an amount equal to the related operating expenses incurred that were recoverable under the terms of the applicable lease and classified as tenant reimbursements revenue.

Effective January 1, 2019

Under the new lease ASUs, each lease agreement is evaluated to identify the lease and nonlease components at lease inception. The total consideration in the lease agreement is allocated to the lease and nonlease components based on their relative stand-alone selling prices. The new lease ASUs govern the recognition of revenue for lease components, and revenue related to nonlease components is subject to the revenue recognition ASU. Tenant recoveries for utilities, repairs and maintenance, and common area expenses are considered nonlease components. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in their income statements.

On January 1, 2019, we adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under rental and other services in our condensed consolidated income statements for the three months ended March 31, 2019.

Costs to execute leases

The new lease ASUs require that lessors and lessees capitalize, as initial direct costs, only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Effective January 1, 2019, costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and costs related to advertising or soliciting potential tenants will be expensed as incurred.

We estimate that approximately $37 million of initial direct costs that were capitalized in 2018 would have been expensed if the new lease ASUs that are effective on January 1, 2019 had been in effect during 2018. Future expenses as a result of the change in the accounting for initial direct costs will depend on the future events that are not yet known; therefore, the ultimate impact on initial direct leasing costs from the adoption of the lease ASUs might differ from our estimate.

Under the package of practical expedients that we elected on January 1, 2019, we were not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease ASUs in connection with the leases that commenced prior to January 1, 2019, qualify for capitalization under the new lease ASUs. Therefore, we continue to amortize these initial direct leasing costs.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized development properties and leases of land subject to ground leases at March 31, 2019 (in thousands):

Operating leases

Remainder of 2019	$1,761,276
2020	1,949,524
2021	1,714,577
2022	1,411,271
2023	1,211,576
Thereafter	4,400,329
Total	$12,448,553
These amounts do not reflect future rental revenues from the renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. We exclude reimbursements of operating expenses and rental increases that are not fixed.

5. Investments in Unconsolidated Joint Ventures
As of March 31, 2019 and December 31, 2018, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our condensed consolidated balance sheets consist of the following (in thousands):

Joint Venture	Metropolitan Area	% Ownership		March 31, 2019	December 31, 2018

Ascenty (1)	Brazil / Chile	51%	(2)	$743,083	$—
Chun Choi	Hong Kong	50%		96,988	96,094
Digital MC	Osaka / Tokyo	50%		77,845	66,835
Other				12,410	12,179
Total				$930,326	$175,108

(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.

(2)
Includes an approximate 2% ownership interest by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture, which has a carrying value of approximately $25.0 million.

The debt of our unconsolidated joint ventures generally are non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

Ascenty Joint Venture

We completed the acquisition of Ascenty on December 20, 2018 for total cash and equity consideration of approximately $2.0 billion, including approximately $116.0 million of assumed cash and cash equivalents. The transaction was initially funded with $600.0 million of proceeds from a non-recourse, five-year secured term loan; the issuance of approximately $254 million of Operating Partnership common units in exchange for the substantial majority of the Ascenty management's equity interests; and approximately $1.0 billion of unsecured corporate borrowings. On March 29, 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management. Brookfield invested approximately $700 million in exchange for approximately 49% of the total equity interests and a subsidiary of the Operating Partnership retained the remaining 51% equity interests in the joint venture which owns and operates Ascenty. The governing documents related to the Ascenty joint venture provide Brookfield and the Company shared power to direct the activities of the Ascenty joint venture that most significantly impact the Ascenty joint venture's economic performance. As a result of the formation of the joint venture, the Company determined that the joint venture is a variable interest entity (VIE) since the Ascenty joint venture's equity investment at risk is not sufficient to finance the Ascenty joint venture's ongoing data center development activities without additional subordinated financial support. The Company concluded that it is not the primary beneficiary because power is shared and it does not have substantive kick-out rights to obtain control and deconsolidated Ascenty. We recognized a gain of approximately $67.5 million (net of the accumulated foreign currency translation loss related to Ascenty) on the deconsolidation and subsequent recognition of our subsidiary's 51% equity investment in the Ascenty joint venture at its estimated fair value of $727 million on March 29, 2019. The fair value of the Company’s retained equity investment is based on Level 2 measurements within the fair value hierarchy based on the cash price paid by Brookfield for their 49% interest. The gain was calculated based on the: (i) the sum of the cash proceeds of $702 million received from Brookfield for its 49% interest and the estimated fair value of $727 million for our 51% retained interest less (ii) the carrying value of the Ascenty assets and liabilities deconsolidated as of March 29, 2019. The gain related to the remeasurement of the Company's retained equity interests to fair value was approximately $89.2 million. The reported gain of $67.5 million was net of a foreign currency translation loss of approximately $21.7 million previously included in accumulated other comprehensive loss, net, which accumulated during the period the Company consolidated Ascenty and translated the Ascenty into the Company's functional currency. The Company has no other subsidiaries or businesses with the Brazilian Real as its functional currency and therefore, the deconsolidation of Ascenty resulted in the reclassification out of accumulated other comprehensive loss into a component of income from continuing operations in the condensed consolidated income statement. The Ascenty deconsolidation did not meet the criteria to be presented as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements Discontinued Operations, because the deconsolidation of Ascenty does not represent a strategic shift in nor has a major effect on the Company's operations, as defined by ASC 205-20.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

6. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2019 and December 31, 2018.

	Balance as of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount (1)	$1,450,914	$1,569,401
Accumulated amortization	(840,778)	(795,033)
Net	$610,136	$774,368
Tenant relationship value:
Gross amount (1)	$1,966,006	$2,339,606
Accumulated amortization	(322,791)	(291,818)
Net	$1,643,215	$2,047,788
Acquired above-market leases:
Gross amount	$278,592	$277,796
Accumulated amortization	(172,548)	(158,037)
Net	$106,044	$119,759
Acquired below-market leases:
Gross amount	$442,936	$442,535
Accumulated amortization	(250,269)	(242,422)
Net	$192,667	$200,113

(1)
In connection with the deconsolidation of Ascenty, $120.0 million of acquired in-place lease value and $375.0 million of tenant relationship value were written off during the three months ended March 31, 2019.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental revenues of $6.2 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 8.0 years and 2.7 years, respectively, as of March 31, 2019. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing April 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$(9,150)
2020	(3,912)
2021	889
2022	7,923
2023	12,070
Thereafter	78,803
Total	$86,623

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $44.9 million and $57.0 million for the three months ended March 31, 2019 and 2018, respectively. The expected average amortization period for acquired in-place lease value is 5.9 years as of March 31, 2019. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.5 years as of March 31, 2019. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing April 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$101,543
2020	111,585
2021	87,036
2022	65,153
2023	53,596
Thereafter	191,223
Total	$610,136

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $38.0 million and $31.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the weighted average remaining contractual life for tenant relationship value was 14.0 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing April 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$92,301
2020	123,069
2021	123,069
2022	123,069
2023	123,069
Thereafter	1,058,638
Total	$1,643,215

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

7. Debt of the Company
In this Note 7, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes) and 4.450% notes due 2028 (2028 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (2029 Notes) and 3.750% notes due 2030 (2030 Notes) and the obligations of Digital Euro Finco, LLC, an indirect wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes), 2.500% notes due 2026 (2026 Notes) and Floating Rate Guaranteed Notes due 2019 (2019 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2019		Maturity Date		Principal Outstanding at March 31, 2019		Principal Outstanding at December 31, 2018
Global revolving credit facilities	Various	(1)(4)	Jan 24, 2023	(1)	$857,211	(2)	$1,663,156	(2)
Deferred financing costs, net					(14,236)		(15,421)
Global revolving credit facilities, net					842,975		1,647,735
Unsecured Term Loans
2019 Term Loan	Base Rate + 1.000%		Jan 19, 2019		—		375,000
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023	(3)	511,654	(5)	508,120	(5)
Deferred financing costs, net					(3,928)		(4,216)
Unsecured term loans, net					807,726		1,178,904
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019		140,225	(6)	143,338	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020		—	(8)	500,000
3.400% notes due 2020	3.400%		Oct 1, 2020		500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		391,050	(7)	382,620	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		673,080	(6)	688,020	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		325,875	(7)	318,850	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		521,400	(7)	510,160	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,205,935	(6)	—
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.300% notes due 2029	3.300%		Jul 19, 2029		456,225	(7)	446,390	(7)
3.750% notes due 2030	3.750%		Oct 17, 2030		$716,925	(7)(9)	$510,160	(7)
Unamortized discounts, net of premiums					(11,520)		(19,859)
Total senior notes, net of discount					8,569,195		7,629,679
Deferred financing costs, net					(45,733)		(40,553)
Total unsecured senior notes, net of discount and deferred financing costs					8,523,462		7,589,126

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

Indebtedness	Interest Rate at March 31, 2019		Maturity Date	Principal Outstanding March 31, 2019		Principal Outstanding December 31, 2018
Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020	$1,621		$1,776
Secured note due March 2023	LIBOR + 1.100%	(4)	Mar 1, 2023	104,000		104,000
Secured note due December 2023	Base Rate + 4.250%		Dec 20, 2023	—	(10)	600,000
Unamortized net premiums				124		148
Total mortgage loans, including premiums				105,745		705,924
Deferred financing costs, net				(252)		(20,210)
Total secured debt, including premiums and net of deferred financing costs				105,493		685,714
Total indebtedness				$10,279,656		$11,101,479
_________________________________

(1)
The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 90 basis points, which is based on the current credit rating of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit rating of our long-term debt.

(2)	Balances as of March 31, 2019 and December 31, 2018 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2019		Weighted-average interest rate	Balance as of December 31, 2018		Weighted-average interest rate
Floating Rate Borrowing (a)(d)
U.S. dollar ($)	$290,000		3.39%	$890,000		3.37%
British pound sterling (£)	—		—%	8,290	(c)	1.61%
Euro (€)	203,046	(b)	0.90%	451,800	(c)	0.90%
Australian dollar (AUD)	31,648	(b)	2.74%	27,632	(c)	2.82%
Hong Kong dollar (HKD)	10,051	(b)	2.43%	8,797	(c)	3.14%
Japanese yen (JPY)	4,059	(b)	0.90%	4,105	(c)	0.90%
Singapore dollar (SGD)	77,680	(b)	2.83%	77,112	(c)	2.79%
Canadian dollar (CAD)	67,794	(b)	2.81%	60,856	(c)	3.16%
Total	$684,278		2.47%	$1,528,592		2.57%

Yen Revolving Credit Facility	$172,933	(b)	0.50%	$134,564	(c)	0.50%

Total borrowings	$857,211		2.07%	$1,663,156		2.41%

(a)
The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index plus a margin of 90 basis points, which is based on the credit rating of our long-term debt.

(b)	Based on exchange rates of $1.12 to €1.00, $0.71 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.74 to 1.00 SGD and $0.75 to 1.00 CAD, respectively, as of March 31, 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

(c)	Based on exchange rates of $1.28 to £1.00, $1.15 to €1.00, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(d)	As of March 31, 2019, approximately $45.0 million of letters of credit were issued.

(3)
Interest rates are based on our current senior unsecured debt ratings and is currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan. Two six-month extensions are available for the 2024 Term Loan, which we may exercise if certain conditions are met.

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Canadian dollar borrowings under the global revolving credit facility, the 2023 Term Loan and 2024 Term Loan and the secured note due March 2023. See Note 15 "Derivative Instruments" for further information.

(5)	Balances as of March 31, 2019 and December 31, 2018 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2019		Weighted-average interest rate		Balance as of December 31, 2018		Weighted-average interest rate
U.S. dollar ($)	$300,000		3.48%	(b)	$300,000		3.46%	(d)
Singapore dollar (SGD)	146,876	(a)	2.80%		146,080	(c)	2.76%
Australian dollar (AUD)	205,997	(a)	2.85%		204,632	(c)	2.94%
Hong Kong dollar (HKD)	84,995	(a)	2.55%		85,188	(c)	3.32%
Canadian dollar (CAD)	73,786	(a)	2.98%	(b)	72,220	(c)	3.24%	(d)
Total	$811,654		3.05%	(b)	$808,120		3.17%	(d)

(a)	Based on exchange rates of $0.74 to 1.00 SGD, $0.71 to 1.00 AUD, $0.13 to 1.00 HKD and $0.75 to 1.00 CAD, respectively, as of March 31, 2019.

(b)
As of March 31, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.56% (Total). See Note 15 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.73 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(d)	As of December 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.66% (Total).

(6)	Based on exchange rates of $1.12 to €1.00 as of March 31, 2019 and $1.15 to €1.00 as of December 31, 2018.

(7)	Based on exchange rates of $1.30 to £1.00 as of March 31, 2019 and $1.28 to £1.00 as of December 31, 2018.

(8)
The 5.875% 2020 Notes were paid in full in January 2019 (by tender offer) and February 2019 (by redemption of remaining balance after the tender offer). The tender offer and redemption resulted in an early extinguishment charge of approximately $12.9 million during the three months ended March 31, 2019.

(9)
On March 5, 2019, Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, issued and sold an additional £150.0 million aggregate principal amount of 2030 Notes. The terms of the 2030 Notes are governed by an indenture, dated as of October 17, 2018, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “GBP Notes Indenture”), pursuant to which Digital Stout Holding, LLC previously issued £400.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes will be treated as a single series with the notes previously issued under such GBP Notes Indenture.

(10)	The debt was deconsolidated as a result of the Ascenty joint venture formed with Brookfield.

The indentures governing our debt contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2019, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

2.500% Notes due 2026

On January 16, 2019, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 2.500% Guaranteed Notes due 2026 denominated in Euros (the “2026 Notes”). The 2026 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of the 2026 Notes are governed by an indenture, dated as of January 16, 2019, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “Indenture”). Net proceeds from the offering were approximately €843.5 million (approximately $960.9 million based on the exchange rate on January 16, 2019) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 2026 Notes to finance or refinance, in whole or in part, certain green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the 2026 Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds may be used for the payment of outstanding indebtedness or other capital management activities. Such indebtedness to be redeemed or repaid included the Operating Partnership’s 5.875% Senior Notes due 2020 pursuant to a previously announced tender offer for such notes.

On March 6, 2019, Digital Euro Finco, LLC issued and sold an additional €225.0 million aggregate principal amount of 2026 Notes. The terms of the additional 2026 Notes are governed by the Indenture pursuant to which Digital Euro Finco, LLC previously issued €850.0 million in aggregate principal amount of its 2026 Notes. The 2026 Notes issued in March 2019 will be treated as a single series with the notes previously issued under the Indenture.
The table below summarizes our debt maturities and principal payments as of March 31, 2019 (in thousands):

	Global Revolving Credit Facilities(1)	Unsecured Term Loans (1)	Senior Notes	Secured Debt	Total Debt
Remainder of 2019	$—	$—	$140,225	$488	$140,713
2020	—	—	500,000	1,133	501,133
2021	—	—	400,000	—	400,000
2022	—	—	800,000	—	800,000
2023	684,278	811,654	741,050	104,000	2,340,982
Thereafter	172,933	—	5,999,440	—	6,172,373
Subtotal	$857,211	$811,654	$8,580,715	$105,621	$10,355,201
Unamortized discount	—	—	(18,584)	—	(18,584)
Unamortized premium	—	—	7,064	124	7,188
Total	$857,211	$811,654	$8,569,195	$105,745	$10,343,805

(1)
The global revolving credit facility and 2024 Term Loan are subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

9. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$95,869	$86,298
Weighted average shares outstanding—basic	207,809,383	205,714,173
Potentially dilutive common shares:
Unvested incentive units	323,064	302,016
Forward equity offering	221,448	—
Market performance-based awards	172,354	491,287
Weighted average shares outstanding—diluted	208,526,249	206,507,476
Income per share:
Basic	$0.46	$0.42
Diluted	$0.46	$0.42
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2019	2018
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	9,229,911	8,295,287
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,738,781	1,967,430
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,155,992	2,439,505
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	3,159,382	3,574,840
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,158,515	2,442,359
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,722,138	1,948,598
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	358,008	—
Total	20,522,727	20,668,019

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

10. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2019	2018
Net income available to common unitholders	$100,169	$89,778
Weighted average units outstanding—basic	217,039,295	214,009,460
Potentially dilutive common units:
Unvested incentive units	323,064	302,016
Forward equity offering	221,448	—
Market performance-based awards	172,354	491,287
Weighted average units outstanding—diluted	217,756,161	214,802,763
Income per unit:
Basic	$0.46	$0.42
Diluted	$0.46	$0.42
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2019	2018
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,738,781	1,967,430
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,155,992	2,439,505
Potentially dilutive Series H Cumulative Redeemable Preferred Units	3,159,382	3,574,840
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,158,515	2,442,359
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,722,138	1,948,598
Potentially dilutive Series K Cumulative Redeemable Preferred Units	358,008	—
Total	11,292,816	12,372,732

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

11. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2019 and 2018.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, we had deferred tax liabilities net of deferred tax assets of approximately $148.0 million and $146.6 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European Portfolio Acquisition in July 2016. The valuation allowance against the deferred tax assets at March 31, 2019 and December 31, 2018 relate primarily to net operating loss carryforwards attributable to certain foreign jurisdictions and from the acquisition of Telx Acquisition, that we do not expect to utilize.

The federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “TCJA”), reduced the corporate federal tax rate in the U.S. to 21%, generally effective on January 1, 2018. As such, deferred tax assets and liabilities were remeasured using the lower corporate federal tax rate at December 31, 2017. While we do not expect other material impacts, the new tax rules are complex and, in some respects, lack developed administrative guidance. We continue to work with our tax advisors to analyze and determine the full impact that the TCJA as a whole will have on us.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

12. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On January 4, 2019, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The sales of common stock made under the 2019 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. No sales were made under the program during the three months ended March 31, 2019.

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

(c) 5.850% Series K Cumulative Redeemable Preferred Stock

On March 13, 2019, Digital Realty Trust, Inc. issued 8,000,000 shares of its 5.850% series K cumulative redeemable preferred stock, or the series K preferred stock, for net proceeds of approximately $193.7 million. In addition, on March 15, 2019, Digital Realty Trust, Inc. issued an additional 400,000 shares of series K preferred stock pursuant to a partial exercise of the underwriters’ over-allotment option for net proceeds of approximately $9.7 million. Dividends are cumulative on the series K preferred stock from the date of original issuance in the amount of $1.46250 per share each year, which is equivalent to 5.850% of the $25.00 liquidation preference per share. Dividends on the series K preferred stock are payable quarterly in arrears. The first dividend payable on the series K preferred stock on June 28, 2019 will be a pro rata dividend from and including the original issue date to and including June 30, 2019 in the amount of $0.43875 per share. The series K preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series K preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series C cumulative redeemable perpetual preferred stock, series G cumulative redeemable preferred stock, series H cumulative redeemable preferred stock, series I cumulative redeemable preferred stock and series J cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series K preferred stock before March 13, 2024, except in limited circumstances to preserve its status as a REIT. On or after March 13, 2024, Digital Realty Trust, Inc. may, at its option, redeem the series K preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series K preferred stock up to but excluding the redemption date. Holders of the series K preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series K preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series K preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series K preferred stock) to convert some or all of the series K preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series K preferred stock to be converted equal to the lesser of:

•
the quotient obtained by dividing (i) the sum of (x) the $25.00 liquidation preference plus (y) the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series K Preferred Stock dividend payment and prior to the corresponding Series K Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series K preferred stock; and

•	0.43611 (i.e., the share cap), subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series K preferred stock. Except in connection with specified change of control transactions, the series K preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	208,214,139	95.6%	206,425,656	95.1%
Noncontrolling interests consist of:
Common units held by third parties	4,858,794	2.2%	6,297,272	2.9%
Issuance of units in connection with Ascenty Acquisition	2,338,874	1.1%	2,338,874	1.1%
Incentive units held by employees and directors (see Note 13)	2,275,791	1.1%	1,944,738	0.9%
	217,687,598	100.0%	217,006,540	100.0%
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
March 31, 2019 and 2018

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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,070.7 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2019 and December 31, 2018, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2019:

	Common Units	Incentive Units	Total
As of December 31, 2018	8,636,146	1,944,738	10,580,884
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,438,478)	—	(1,438,478)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(79,398)	(79,398)
Incentive units issued upon achievement of market performance condition	—	308,308	308,308
Grant of incentive units to employees and directors	—	105,843	105,843
Cancellation / forfeitures of incentive units held by employees and directors	—	(3,700)	(3,700)
As of March 31, 2019	7,197,668	2,275,791	9,473,459

(1)
Redemption / conversion of common units was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2019 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730	$3,969	$2,625	$224,802

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.32000

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
(f) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2018	$(158,649)	$17,264	$25,738	$(115,647)
Net current period change	7,880	(3,614)	—	4,266
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(2,005)	—	(2,005)
Balance as of March 31, 2019	$(129,082)	$11,645	$25,738	$(91,699)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

13. Capital and Accumulated Other Comprehensive Loss

(a) 5.850% Series K Cumulative Redeemable Preferred Stock

On March 13, 2019 and March 15, 2019, the Operating Partnership issued in the aggregate a total of 8,400,000 shares of its 5.850% series K cumulative redeemable preferred units, or the series K preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.850% series K cumulative redeemable preferred stock, or the series K preferred stock. Distributions are cumulative on the series K preferred units from the date of original issuance in the amount of $1.46250 per unit each year, which is equivalent to 5.850% of the $25.00 liquidation preference per unit. Distributions on the series K preferred units are payable quarterly in arrears. The first distribution payable on the series K preferred units on June 28, 2019 will be a pro rata dividend from and including the original issue date to and including June 30, 2019 in the amount of $0.43875 per unit. The series K preferred units do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. The Operating Partnership is required to redeem the series K preferred units in the event that the General Partner redeems the series K preferred stock. The General Partner is not allowed to redeem the series K preferred stock prior to March 13, 2024 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after March 13, 2024, the General Partner may, at its option, redeem the series K preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series K preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series K preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C cumulative redeemable perpetual preferred units, series G cumulative redeemable preferred units, series H cumulative redeemable preferred units, series I cumulative redeemable preferred units and series J cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series K preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
(b) Allocations of Net Income and Net Losses to Partners
Except for special allocations to holders of profits interest units described below in Note 14(a) under the heading “Incentive Plan—Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

(c) Forward Equity Sale

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
March 31, 2019 and 2018

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,070.7 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2019 and December 31, 2018, respectively.

(e) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2019 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730	$3,969	$2,625	$235,256

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.32000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

(f) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2018	$(163,531)	$16,986	$26,152	$(120,393)
Net current period change	9,193	(3,775)	—	5,418
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(2,094)	—	(2,094)
Balance as of March 31, 2019	$(132,651)	$11,117	$26,152	$(95,382)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

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
As of March 31, 2019, approximately 6.6 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
Below is a summary of our compensation expense for the three months ended March 31, 2019 and 2018 and our unearned compensation as of March 31, 2019 and December 31, 2018 (in millions):

	Deferred Compensation				Unearned Compensation		Expected period to recognize unearned compensation (in years)
	Expensed		Capitalized		As of March 31, 2019	As of December 31, 2018
	Three Months Ended March 31,
Type of incentive award	2019	2018	2019	2018
Long-term incentive units	$1.4	$0.9	$—	$0.2	$21.9	$11.5	2.9
Market performance-based awards	3.1	3.1	0.2	0.3	40.7	24.8	2.6
Restricted stock	2.6	1.5	0.6	1.1	39.8	23.6	3.2

(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal the per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights and privileges of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units achieve parity with common units, see Note 14(a) to our consolidated financial statements for the fiscal year ended December 31, 2018, included in our Annual Report on 10-K for the year ended December 31, 2018.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

Below is a summary of our long-term incentive unit activity for the three months ended March 31, 2019.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	158,486	$100.94
Granted	105,135	116.07
Vested	(50,201)	81.47
Unvested, end of period	213,420	$98.10
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting period of the long-term incentive units.

(b) Market Performance-Based Awards
During the three months ended March 31, 2019 and 2018, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on Digital Realty Trust, Inc.’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2019 or January 2018, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

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

In January 2019, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2016 awards and, accordingly, 339,317 class D units (including 31,009 distribution equivalent units that immediately vested on December 31, 2018 upon the high level being achieved) and 56,778 RSUs performance vested, subject to service-based vesting. On February 27, 2019, 50% of the 2016 awards vested and the remaining 50% will vest on February 27, 2020, subject to continued employment through the vesting date.
Following the completion of the applicable Market Performance Period, the 2017 awards that satisfy the market condition, if any, will vest 50% on February 27, 2020 and 50% on February 27, 2021, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2018 awards that satisfy the market condition, if any, will vest 50% on February 27, 2021 and 50% on February 27, 2022, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

2019 awards that satisfy the market condition, if any, will vest 50% on February 27, 2022 and 50% on February 27, 2023, subject to continued employment through each applicable vesting date.
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
The fair values of the 2019 awards and 2018 awards granted were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. Digital Realty Trust, Inc.’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuations are summarized as follows:

Award Date	Expected Stock Price Volatility	Risk-Free Interest rate
January 1, 2018	22%	1.98%
March 1, 2018	22%	2.34%
March 9, 2018	22%	2.42%
January 1, 2019	23%	2.44%
February 21, 2019	23%	2.48%
These valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
The grant date fair value of the Class D and RSU awards was approximately $20.3 million and $17.5 million for the three months ended March 31, 2019 and 2018, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

(c) Restricted Stock
Below is a summary of our restricted stock activity for the three months ended March 31, 2019.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	295,501	$97.49
Granted	195,171	114.38
Vested	(94,388)	92.00
Cancelled or expired	(3,724)	105.88
Unvested, end of period	392,560	$109.07
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
March 31, 2019 and 2018

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2019 or December 31, 2018.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of March 31, 2019, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

As of March 31, 2019 and December 31, 2018, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2019		As of December 31, 2018		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2019 (3)	As of December 31, 2018 (3)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$1,311	$1,976
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	343	517
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,636	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,456	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	7,809	11,463
73,786	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,434	2,024
$784,691		$783,125						$13,989	$20,119

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.75 to 1.00 CAD as of March 31, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.

(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of March 31, 2019, we estimate that an additional $6.2 million will be reclassified as a decrease to interest expense during the twelve months ended March 31, 2020, when the hedged forecasted transactions impact earnings.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2019, we did not have any derivatives in a net liability position, and have not posted any collateral related to these agreements.

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
The Company’s disclosures of estimated fair value of financial instruments at March 31, 2019 and December 31, 2018 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in Note 15 "Derivative Instruments", the interest rate swaps are recorded at fair value.
We calculate the fair value of our secured debt, unsecured term loan and unsecured senior notes based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The carrying value of our global revolving credit facilities approximate fair value, due to the variability of interest rates.
As of March 31, 2019 and December 31, 2018, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of March 31, 2019		As of December 31, 2018
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$857,211	$857,211	$1,663,156	$1,663,156
Unsecured term loans (2)(6)	Level 2	811,654	811,654	1,183,121	1,183,121
Unsecured senior notes (3)(4)(7)	Level 2	8,879,673	8,569,195	7,684,368	7,629,679
Secured debt (3)(8)	Level 2	105,769	105,745	706,086	705,924
		$10,654,307	$10,343,805	$11,236,731	$11,181,880

(1)	The carrying value of our global revolving credit facilities approximate estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The 2019 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.750% 2025 Notes, 4.250% 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes are valued based on quoted market prices.

(4)
The carrying value of the 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2030 Notes are net of discount of $11.5 million and $19.9 million in the aggregate as of March 31, 2019 and December 31, 2018, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $14.2 million and $15.4 million as of March 31, 2019 and December 31, 2018, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $3.9 million and $4.2 million as of March 31, 2019 and December 31, 2018, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $45.7 million and $40.6 million as of March 31, 2019 and December 31, 2018, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.3 million and $20.2 million as of March 31, 2019 and December 31, 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

17. Commitments and Contingencies
(a) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2019, we had open commitments, including amounts reimbursable of approximately $22.0 million, related to construction contracts of approximately $376.3 million.
(b) Legal Proceedings
The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of March 31, 2019, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2019 and 2018

18. Subsequent Events

On April 1, 2019, Digital Realty Trust, Inc. redeemed all 14.6 million outstanding shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, for $25.00 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. Digital Realty Trust, Inc. funded the redemption with borrowings under the global revolving credit facility, which the Operating Partnership distributed to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 14.6 million of its outstanding series H preferred units held by Digital Realty Trust, Inc. The excess of the redemption price over the carrying value of the series H preferred stock of approximately $11.7 million relates to the original issuance costs and will be reflected as a reduction to net income available to common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to the expected physical settlement of the forward sale agreements and use of proceeds from any such settlement, our capital resources, expected use of borrowings under our credit facility, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; difficulty acquiring or operating properties in foreign jurisdictions; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses, including Ascenty; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments (including the joint venture with Brookfield), including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; environmental liabilities and risks related to natural disasters; our inability to comply with rules and regulations applicable to our company; Digital Realty Trust, Inc.'s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.'s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2018 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.
As used in this report: “Ascenty Acquisition” refers to the acquisition of Ascenty by the Operating Partnership and Stellar Participações Ltda., a Brazilian subsidiary of the Operating Partnership; “Ascenty joint venture” refers to the joint venture, which owns and operates Ascenty, formed with Brookfield Infrastructure; “Brookfield” refers to Brookfield Infrastructure, an affiliate of Brookfield Asset Management; “DFT” refers to DuPont Fabros Technology, Inc.; “DFT Merger” refers to the Company’s acquisition of DuPont Fabros Technology, Inc.; and “DFT Operating Partnership” refers to DuPont Fabros Technology, L.P.

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
As of March 31, 2019, our portfolio included 215 data centers, including 35 data centers held as investments in unconsolidated joint ventures, with approximately 34.9 million rentable square feet including approximately 3.2 million square feet of space under active development and approximately 2.1 million square feet of space held for development. The 35 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 3.7 million rentable square feet. The 27 parcels of developable land we own as of March 31, 2019 comprised approximately 964 acres. At March 31, 2019, approximately 2.7 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in four U.S. metropolitan areas, four European metropolitan areas, two Asian metropolitan areas, one Australian metropolitan areas and one Canadian metropolitan area, consisting of approximately 1.8 million square feet of base building construction and 0.9 million square feet of data center construction.
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

Revenue base. As of March 31, 2019, we operated 215 data centers through our Operating Partnership, including 35 data centers held as investments in unconsolidated joint ventures. These data centers are mainly located throughout North America, with 38 located in Europe, 17 in Latin America, seven in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the 35 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of March 31, 2019.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)

North America

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
Northern Virginia	30	5,925,544	1,219,297	83,220
Chicago	10	3,035,043	388,057	152,362
New York	12	1,980,763	—	239,433
Silicon Valley	19	2,251,021	—	—
Dallas	21	3,435,068	132,310	81,206
Phoenix	4	990,385	—	108,926
San Francisco	4	848,293	—	—
Atlanta	5	775,606	—	313,581
Los Angeles	4	791,333	27,146	—
Boston	5	534,249	—	50,649
Houston	6	392,816	—	13,969
Toronto, Canada	3	278,329	38,409	583,029
Denver	2	371,500	—	—
Austin	1	85,688	—	—
Miami	2	226,314	—	—
Portland	1	48,574	—	—
Minneapolis/St. Paul	1	328,765	—	—
Charlotte	3	95,499	—	—
Seattle	1	40,000	—	75,946
North America Total / Weighted Average	134	22,434,790	1,805,219	1,702,321

Europe
London, United Kingdom	16	1,430,107	229,912	32,696
Amsterdam, Netherlands	9	563,197	112,569	68,185
Dublin, Ireland	5	330,180	26,646	—
Frankfurt, Germany	3	83,981	203,976	—
Paris, France	3	185,994	—	—
Manchester, England	1	38,016	—	—
Geneva, Switzerland	1	59,190	—	—
Europe Total / Weighted Average	38	2,690,665	573,103	100,881

Asia Pacific
Singapore	2	523,415	17,223	—
Melbourne, Australia	2	146,570	—	—
Sydney, Australia	3	223,736	90,621	—
Osaka, Japan	1	—	239,999	—
Asia Pacific Total / Weighted Average	8	893,721	347,843	—

Non-Data Center Properties	—	584,212	—	—

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)		Space Under Active Development (2)		Space Held for Development (3)
Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572		—		—
Hong Kong	1	178,505		—		7,795
Silicon Valley	4	326,305		—		—
Dallas	3	319,876		—		—
New York	1	108,336		—		—
	13	1,479,594		—		7,795

Non-Managed Unconsolidated Joint Ventures
Brazil / Chile	17	494,784	501,110.297542828	501,110	494,783.206134859	284,871
Seattle	2	451,369		—		—
Tokyo	2	430,277		—		—
Osaka	1	92,087		—		—
	22	1,468,517		501,110		284,871

Total	215	29,551,499		3,227,275		2,095,868

(1)
Current net rentable square feet as of March 31, 2019, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.

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

As of March 31, 2019, our portfolio, including the 35 data centers held as investments in unconsolidated joint ventures, were approximately 88.6% leased excluding approximately 3.2 million square feet of space under active development and approximately 2.1 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2019, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2020 are 18.1% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of March 31, 2019.
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

Foreign currency exchange risk. For the three months ended March 31, 2019 and 2018, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil for the three months ended March 31, 2019, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Brazilian real, Japanese Yen and the Hong Kong dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture's operations and financial position. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 3.2 million square feet of space under active development and approximately 2.1 million square feet of space held for development as of March 31, 2019, the occupancy rate of our portfolio, including the 35 data centers held as investments in unconsolidated joint ventures, was approximately 88.6% of our net rentable square feet.
As of March 31, 2019, we had more than 2,000 customers in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of March 31, 2019, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 26.6 million net rentable square feet, excluding space under active development and space held for development and 35 data centers held as investments in unconsolidated joint ventures, at March 31, 2019 is approximately 0.9 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of March 31, 2019, we had approximately 3.2 million square feet of space under active development and approximately 2.1 million square feet of space held for development, or approximately 15% of the total rentable space in our portfolio, including the 35 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 3.2 million square feet of available space in our portfolio, which excludes approximately 3.2 million square feet of space under active development and approximately 2.1 million square feet of space held for development as of March 31, 2019 and the seventeen data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 8.9% and 9.2% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2019 and the year ending December 31, 2020, respectively.

During the three months ended March 31, 2019, we signed renewal leases totaling approximately 2.0 million square feet of space and new leases totaling approximately 0.3 million square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2019:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	205,006	$135.98	$141.86	4.3%	$18.45	8.6
Powered Base Building ®	1,564,333	$31.58	$35.07	11.1%	$13.51	14.6
Colocation	105,760	$282.08	$289.00	2.5%	$—	1.4
Non-technical	122,957	$8.61	$10.55	22.5%	$2.08	4.2
New Leases Signed (5)
Turn-Key Flex ®	159,728	—	$137.37	—	$64.98	12.0
Powered Base Building ®	51,615	—	$94.04	—	$50.73	15.0
Colocation	25,004	—	$263.40	—	$24.83	2.1
Non-technical	71,501	—	$4.48	—	$0.50	3.1
Leasing Activity Summary
Turn-Key Flex ®	364,734		$139.89
Powered Base Building ®	1,615,948		$36.95
Colocation	130,764		$284.10
Non-technical	194,458		$8.32

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2019 to 2021.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2018 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and slightly down on a cash basis. For the three months ended March 31, 2019, rents on renewed space increased by an average of 4.3% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 11.1% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of March 31, 2019, our portfolio, including the 35 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of March 31, 2019 total annualized rent (1)
Northern Virginia	23.7%
Chicago	11.7%
Silicon Valley	8.7%
London, United Kingdom	8.7%
New York	8.2%
Dallas	7.6%
Singapore	3.5%
Phoenix	3.5%
Sao Paulo	2.8%
San Francisco	2.7%
Seattle	2.3%
Atlanta	2.0%
Amsterdam, Netherlands	1.9%
Other	12.7%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2019 multiplied by 12. The aggregate amount of abatements for the three months ended March 31, 2019 was approximately $17.9 million.

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

Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force on November 4, 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, a number of states have formed groups supporting the Paris Agreement and pledging to fulfill its goals at the state level. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit, if effectuated, will impact the United Kingdom’s (or the EU’s) approach to climate change regulation. The Canadian Greenhouse Gas Pollution Pricing Act established a carbon-pricing regime that went into effect January 1, 2019 for provinces and territories in Canada where there is no provincial system in place already, such as Ontario, or where the provincial system does not meet the federal benchmark. Climate change regulations are in various stages of implementation in other nations as well, including nations where we operate, such as Japan, Singapore, and Australia.

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
Interest rates. As of March 31, 2019, we had approximately $0.8 billion of variable rate debt subject to interest rate swap agreements, along with $857.2 million, $437.9 million and $140.2 million of variable rate debt that was outstanding on the global revolving credit facility, the unswapped portion of the unsecured term loans and the floating rate notes due 2019, or the 2019 Notes, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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
Revenue Recognition
The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842 commencing on January 1, 2019 and “Leases (Topic 840)” prior to 2019. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 842 and 840 was 99% and 97% and Topic 606 was less than 1% and 3% of total operating revenue for the three months ended March 31, 2019 and 2018, respectively.

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
Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 2(t) “Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2019 and 2018. A summary of our operating results for the three months ended March 31, 2019 and 2018 is as follows (in thousands).

	Three Months Ended March 31,
	2019	2018
Income Statement Data:
Total operating revenues	$814,515	$744,368
Total operating expenses	(672,972)	(600,555)
Operating income	141,543	143,813
Other expenses, net	(20,546)	(33,718)
Net income	$120,997	$110,095
Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2017 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2018-2019 and properties sold or contributed to joint ventures. Our pre-stabilized pool includes the results of the newly acquired operating properties and newly delivered properties that were previously under development.
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Portfolio
As of March 31, 2019, our portfolio consisted of 215 data centers, including 35 data centers held as investments in unconsolidated joint ventures, with an aggregate of 34.9 million rentable square feet including 3.2 million square feet of space under active development and 2.1 million square feet of space held for development compared to a portfolio consisting of 203 data centers, including 4 data centers held-for-sale and 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of 32.8 million rentable square feet including 3.6 million square feet of space under active development and 1.5 million square feet of space held for development as of March 31, 2018.

Revenues
Total operating revenues for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Rental and other services	$812,030	$592,298	$219,732
Tenant reimbursements	—	150,079	(150,079)
Fee income and other	2,485	1,991	494
Total operating revenues	$814,515	$744,368	$70,147
The following table shows revenues for the three months ended March 31, 2019 and 2018 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended March 31,				Three Months Ended March 31,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental and other services	$646,696	$519,252	$127,444	24.5%	$165,334	$73,046	$92,288
Tenant reimbursements	—	131,605	(131,605)	(100.0)%	—	18,474	(18,474)
Total	$646,696	$650,857	$(4,161)	(0.6)%	$165,334	$91,520	$73,814

On January 1, 2019, we adopted Topic 842 and the practical expedient that resulted in combining the expenses reimbursed by our customers (“tenant reimbursements”) with contractual rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same and as our leases qualify as operating leases, we accounted for and presented rental and other services and tenant reimbursements as a single component under rental and other services in our condensed consolidated income statements for the three months ended March 31, 2019. As a result, the prior period is not directly comparable other than on an aggregate basis.
Stabilized revenue decreased $4.2 million for the three months ended March 31, 2019, compared to the same period in 2018 due to higher bad debt expense and unfavorable currency translation along with renewed and expiring leases at certain properties in the stabilized portfolio.

Pre-stabilized and other revenues increased $73.8 million for the three months ended March 31, 2019, respectively, compared to the same period in 2018 primarily as a result of new leasing activity and reimbursement from development properties and the Ascenty Acquisition.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Rental property operating and maintenance	$254,954	$225,640	$29,314
Property taxes and insurance	40,306	38,994	1,312
Depreciation and amortization	311,486	294,789	16,697
General and administrative	53,459	36,523	16,936
Transaction and integration expenses	2,494	4,178	(1,684)
Impairment of investments in real estate	5,351	—	5,351
Other	4,922	431	4,491
Total operating expenses	$672,972	$600,555	$72,417
Interest expense	$101,552	$76,985	$24,567

The following table shows property level expenses for the three months ended March 31, 2019 and 2018 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended March 31,				Three Months Ended March 31,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental property operating and maintenance	$198,352	$191,196	$7,156	3.7%	$56,602	$34,444	$22,158
Property taxes and insurance	30,206	30,984	(778)	(2.5)%	7,109	4,279	2,830
	$228,558	$222,180	$6,378	2.9%	$63,711	$38,723	$24,988

Stabilized rental property operating and maintenance expenses increased approximately $7.2 million in the three months ended March 31, 2019, compared to the same period in 2018, primarily related to higher utility costs and internal labor costs across the portfolio.
Stabilized property taxes and insurance decreased by approximately $0.8 million in the three months ended March 31, 2019, compared to the same period in 2018, primarily due to tax refunds at three of our properties in the stabilized portfolio offset by higher run rates.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $22.2 million in the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the Ascenty Acquisition.
Pre-stabilized and other property taxes and insurance increased approximately $2.8 million in the three months ended March 31, 2019 due to five properties being placed in service.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $16.7 million in the three months ended March 31, 2019, compared to the same period in 2018, principally due to the Ascenty Acquisition.

General and Administrative

General and administrative expenses increased by approximately $16.9 million in the three months ended March 31, 2019, compared to the same period in 2018, due to increased headcount and the adoption of ASC 842.

Transactions and Integration Expenses

Transactions and integration expense decreased by approximately $1.7 million in the three months ended March 31, 2019, compared to the same period in 2018, principally due to higher integration costs in 2018 with the DFT Merger.

Interest Expense

Interest expense increased by approximately $24.6 million in the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the issuance of the 4.450% 2028 Notes in June 2018, the issuance of the 3.750% 2030 Notes in October of 2018, the issuance of the 2.500% 2026 Notes in February 2019, and the Ascenty loan.

Other Income (Expense)

Interest and other income (expense), net increased approximately $21.5 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to interest income and reimbursement of transaction expenses as a result of the closing of the Ascenty joint venture with Brookfield.

Gain on Sale of Properties / Deconsolidation

During the three months ended March 31, 2019, we recognized a gain on the deconsolidation of Ascenty of approximately $67.5 million as a result of the formation of a joint venture with Brookfield Infrastructure. During the three months ended March 31, 2018, we recognized a gain on sale of properties of $39.4 million primarily related to the disposition of (i) 200

Quannapowitt Parkway, which sold for $15.0 million in January 2018, (ii) 34551 Ardenwood Boulevard, which sold for $73.3 million in February 2018, (iii) 3065 Gold Camp Drive, which sold for $14.2 million in March 2018 and (iv) 11085 Sun Center Drive, which sold for $36.8 million in March 2018.

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

On January 4, 2019, our Parent Company entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The sales of common stock made under the 2019 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program.

On March 13, 2019 and March 15, 2019, our Parent Company completed an underwritten public offering of 8,400,000 shares in the aggregate of its 5.850% Series K Cumulative Redeemable Preferred Stock for net proceeds of approximately $203.4 million after deducting the underwriting discount and other estimated expenses payable by our Parent Company.

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

Our Parent Company has declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2019 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Series J Preferred Stock	Common Stock
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730	$3,969	$2,625	$224,802

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.32000

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
As of March 31, 2019, we had $123.9 million of cash and cash equivalents, excluding $10.1 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

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

On January 4, 2019, our Parent Company entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The sales of common stock made under the 2019 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our land held for future development and construction in progress and space held for development as of March 31, 2019 and December 31, 2018:

Development Lifecycle	As of March 31, 2019				As of December 31, 2018
(dollars in thousands)	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost

Land held for future development (5)	N/A	$163,081	$—	$163,081	N/A	$162,941	$—	$162,941

Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$409,695	$—	$409,695	N/A	$385,892	$—	$385,892
Space Held for Development (6)	1,803,202	347,682	—	347,682	1,805,844	396,440	—	396,440
Base Building Construction	1,778,071	285,791	195,675	481,466	1,724,740	214,634	223,360	437,994
Data Center Construction	948,094	475,450	484,739	960,189	1,103,465	586,995	521,387	1,108,382
Equipment Pool & Other Inventory		34,563	—	34,563		14,558	—	14,558
Campus, Tenant Improvements & Other		31,147	30,030	61,177		23,409	16,228	39,637
Total Construction in Progress and Space Held for Development	4,529,367	1,584,328	710,444	2,294,772	4,634,049	1,621,928	760,975	2,382,903

Enhancement & Other		7,998	11,819	19,817		6,918	11,495	18,413
Recurring		8,040	17,097	25,137		16,102	21,373	37,475
Total Development		$1,600,366	$739,360	$2,339,726		$1,644,948	$793,843	$2,438,791

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through March 31, 2019.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2018.

(5)	Represents approximately 964 acres as of March 31, 2019 and approximately 959 acres as of December 31, 2018.

(6)	Excludes space held for development through unconsolidated joint ventures.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 2.7 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2019, we had approximately 3.2 million square feet of space under active development and approximately 2.1 million square feet of space held for development. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At March 31, 2019, the approximate 3.2 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in four U.S. metropolitan areas, four European metropolitan areas, two Asian metropolitan areas, one Australian metropolitan areas and one Canadian metropolitan area, consisting of approximately 1.8 million square feet of base building construction and 0.9 million square feet of data center construction. At March 31, 2019, we had open commitments, related to construction contracts of approximately $376.3 million, including amounts reimbursable of approximately $22.0 million.

We currently expect to incur approximately $0.9 billion to $1.1 billion of capital expenditures for our development programs during the nine months ending December 31, 2019, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Development projects	$328,017	$231,334
Enhancement and improvements	1,079	6,030
Recurring capital expenditures	38,059	27,328
Total capital expenditures (excluding indirect costs)	$367,155	$264,692
For the three months ended March 31, 2019, total capital expenditures increased $102.5 million to approximately $367.2 million from $264.7 million for the same period in 2018. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2019 were approximately $329.1 million, which reflects an increase of approximately 39% from the same period in 2018. This increase was primarily due to increased spending for ground-up development projects (including development projects acquired in the DFT Merger) and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2019 and 2018 were $22.1 million and $25.1 million, respectively. Capitalized interest comprised approximately $10.9 million and $7.4 million, respectively, of the total indirect costs capitalized for the three months ended March 31, 2019 and 2018. Capitalized interest in the three months ended March 31, 2019 increased, compared to the same period in 2018, due to an increase in qualifying activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2019.
We are also subject to the commitments discussed below under “Off-Balance Sheet Arrangements” and “Distributions.”
Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2019 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.
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

Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. During the three months ended March 31, 2019, our Operating Partnership declared the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Series J Preferred Units	Common Units
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730	$3,969	$2,625	$235,256

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375	$1.58750	$1.31250	$4.32000
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of March 31, 2019 (in millions):

Debt Summary:
Fixed rate	$8,442.1
Variable rate debt subject to interest rate swaps	767.8
Total fixed rate debt (including interest rate swaps)	9,209.9
Variable rate—unhedged	1,145.3
Total	$10,355.2
Percent of Total Debt:
Fixed rate (including swapped debt)	88.9%
Variable rate	11.1%
Total	100.0%
Effective Interest Rate as of March 31, 2019 (1)
Fixed rate (including hedged variable rate debt)	3.51%
Variable rate	1.78%
Effective interest rate	3.32%

(1)	Excludes impact of deferred financing cost amortization.
As of March 31, 2019, we had approximately $10.4 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2019 of $119.00). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of March 31, 2019, our debt had a weighted average term to initial maturity of approximately 5.9 years (or approximately 6.0 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of March 31, 2019, we were party to interest rate swap agreements related to $0.8 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of March 31, 2019, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $567.4 million, of which $10.2 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018
The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$350,700	$236,990	$113,710
Net cash provided by (used in) investing activities	165,691	(177,284)	342,975
Net cash used in financing activities	(503,644)	(43,214)	(460,430)
Net increase in cash, cash equivalents and restricted cash	$12,747	$16,492	$(3,745)
The increase in net cash provided by operating activities was primarily due to properties placed into service during the twelve months ending March 31, 2019. The increases in cash flow were partially offset by properties sold in 2018 and an increase in interest expense.
Net cash used in investing activities consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2019	2018	Change
Improvements to investments in real estate	$(389,266)	$(289,840)	$(99,426)
Acquisitions of real estate	(9,083)	—	(9,083)
Proceeds from sale of properties, net of sales costs	—	137,175	(137,175)
Proceeds from the Ascenty joint venture transaction	702,439	—	702,439
Deconsolidation of Ascenty cash	(97,081)	—	(97,081)
Other	(41,318)	(24,619)	(16,699)
Net cash provided by (used in) investing activities	$165,691	$(177,284)	$342,975
Net cash used in financing activities for the Company consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2019	2018	Change
Repayments of borrowings, net of proceeds	$(1,180,529)	$395,732	$(1,576,261)
Net proceeds from issuance of common and preferred stock, including equity plans	205,307	2,497	202,810
Proceeds from unsecured senior notes	1,427,159	—	1,427,159
Repayment of 5.875% 2020 Notes	(500,000)	—	(500,000)
Dividend and distribution payments	(472,722)	(436,787)	(35,935)
Other	17,141	(4,656)	21,797
Net cash used in financing activities	$(503,644)	$(43,214)	$(460,430)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and the repayment of the 5.875% 2020 Notes offset by higher proceeds in 2019 from the issuance of the 2026 Notes and 2030 Notes. The increase in dividend and distribution payments for the three months ended March 31, 2019 as compared to the same period in 2018 which was a result of an increase in the number of shares outstanding and increased dividend amount per share of common stock in the three months ended March 31, 2019 as compared to the same period in 2018.

Net cash used in financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2019	2018	Change
Repayments of borrowings, net of proceeds	$(1,180,529)	$395,732	$(1,576,261)
General partner contributions, net	205,307	2,497	202,810
Proceeds from unsecured senior notes	1,427,159	—	1,427,159
Repayment of 5.875% 2020 Notes	(500,000)	—	(500,000)
Distribution payments	(472,722)	(436,787)	(35,935)
Other	17,141	(4,656)	21,797
Net cash used in financing activities	$(503,644)	$(43,214)	$(460,430)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and the repayment of the 5.875% 2020 Notes offset by higher proceeds in 2019 from the issuance of the 2026 Notes and 2030 Notes. The increase in distribution payments for the three months ended March 31, 2019 as compared to the same period in 2018 which was a result of an increase in the number of units outstanding and increased distribution amount per common unit in the three months ended March 31, 2019 as compared to the same period in 2018.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2019, amounted to 4.4% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. In connection with the DFT Merger, approximately 0.2 million common units of the Operating Partnership were issued to certain former unitholders in the DFT Operating Partnership, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.
Inflation
Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.
Funds from Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts (Nareit). FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, a gain from a pre-existing relationship, impairment charges and real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net Income Available to Common Stockholders	$95,869	$86,298
Adjustments:
Non-controlling interests in operating partnership	4,300	3,480
Real estate related depreciation & amortization (1)	307,864	291,686
Unconsolidated JV real estate related depreciation & amortization	3,851	3,476
(Gain) on real estate transactions	—	(39,273)
Impairment of investments in real estate	5,351	—
FFO available to common stockholders and unitholders (2)	$417,235	$345,667
Basic FFO per share and unit	$1.92	$1.62
Diluted FFO per share and unit (2)	$1.92	$1.61
Weighted average common stock and units outstanding
Basic	217,039	214,009
Diluted (2)	217,756	214,803
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$311,486	$294,789
Non-real estate depreciation	(3,622)	(3,103)
	$307,864	$291,686

(2)
For all periods presented, we have excluded the effect of dilutive series C, series G, series H, series I, series J and series K preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series G, series H, series I, series J and series K preferred stock, as applicable, which we consider highly improbable.

	Three Months Ended March 31,
	2019	2018
Weighted average common stock and units outstanding	217,039	214,009
Add: Effect of dilutive securities	717	794
Weighted average common stock and units outstanding—diluted	217,756	214,803

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2019, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$8,442.1	$8,740.3
Variable rate debt subject to interest rate swaps	767.8	767.8
Total fixed rate debt (including interest rate swaps)	9,209.9	9,508.1
Variable rate debt	1,145.3	1,145.3
Total outstanding debt	$10,355.2	$10,653.4
Interest rate derivatives included in this table and their fair values as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2019		As of December 31, 2018		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2019 (3)	As of December 31, 2018 (3)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$1,311	$1,976
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	343	517
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	1,636	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	1,456	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	7,809	11,463
73,786	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,434	2,024
$784,691		$783,125						$13,989	$20,119

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.75 to 1.00 CAD as of March 31, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.

(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2019:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$3.6
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(3.6)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	2.5
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(2.5)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	116.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(107.5)
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
Foreign Currency Exchange Risk
For the three months ended March 31, 2019 and 2018, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil for the three months ended March 31, 2019. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture's operations and financial position. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2019 and 2018, operating revenues from properties outside the United States contributed $179.1 million and $140.9 million, respectively, which represented 22.0% and 18.9% of our total operating revenues, respectively. Net investment in properties outside the United States was $3.5 billion and $3.8 billion as of March 31, 2019 and December 31, 2018, respectively. Net assets in foreign operations were approximately $(1.3) billion and $0.2 billion as of March 31, 2019 and December 31, 2018, respectively. The decrease was a result of the issuance of the 2026 Notes in January 2019 and March 2019, the proceeds of which were used to pay down 5.875% Notes due 2020 and U.S. dollar borrowings on the global revolving credit facility.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of March 31, 2019, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 continue to apply to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

None.
Digital Realty Trust, L.P.
During the three months ended March 31, 2019, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended March 31, 2019, Digital Realty Trust, Inc. issued an aggregate of 245,373 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2019, our Operating Partnership issued an aggregate of 245,373 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement.
For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $23.3 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

On May 6, 2019, Digital Realty Trust, Inc. and its subsidiary DLR, LLC entered into an amendment to its employment agreement with Andrew P. Power, which extends the term of Mr. Power’s employment agreement to June 30, 2019.  We intend to enter into a new employment agreement with Mr. Power prior to the expiration of the amendment.  The foregoing description of the amendment is qualified in its entirety by the full text of the amendment, a copy of which is attached as Exhibit 10.1 to this report and incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2
Eighth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

3.3
Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4
Eighteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P.  (File Nos. 001-32336 and 000-54023) filed on March 13, 2019).

4.1
Indenture, dated as of January 16, 2019, among Digital Euro Finco, LLC, as issuer, Digital Realty Trust, L.P. and Digital Realty Trust, Inc., as guarantors, Deutsche Trustee Company Limited, as the trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 16, 2019).

4.2
Form of Specimen Certificate for Digital Realty Trust, Inc.’s 5.850% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on March 12, 2019).

10.1†	Amendment to Employment Agreement, dated as of May 6, 2019, by and among Digital Realty Trust, Inc., DLR, LLC and Andrew P. Power.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 9, 2019	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 9, 2019	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 9, 2019	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

May 9, 2019		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 9, 2019		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 9, 2019		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)