Form 10-Q
period 2019-06-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2019-08-07
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From              to             .

Commission file number 001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
(Exact name of registrant as specified in its charter)

Maryland	(Digital Realty Trust, Inc.)					26-0081711
Maryland	(Digital Realty Trust, L.P.)					20-2402955
(State or other jurisdiction of incorporation or organization)						(IRS employer identification number)

Four Embarcadero Center, Suite 3200
		San Francisco	,	California	94111
(Address of principal executive offices)

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

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes	☐	No ☒
Digital Realty Trust, L.P.	Yes	☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at August 2, 2019
Common Stock, $.01 par value per share	208,343,049

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2019, Digital Realty Trust, Inc. owned an approximate 95.7% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.3% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2019, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2019	December 31, 2018

ASSETS
Investments in real estate:
Properties:
Land	$847,763	$859,113
Acquired ground leases	10,511	10,575
Buildings and improvements	15,855,729	15,610,992
Tenant improvements	610,412	574,336
Total investments in operating properties	17,324,415	17,055,016
Accumulated depreciation and amortization	(4,312,357)	(3,935,267)
Net investments in operating properties	13,012,058	13,119,749
Construction in progress and space held for development	1,685,057	1,621,928
Land held for future development	152,368	162,941
Net investments in properties	14,849,483	14,904,618
Investments in unconsolidated joint ventures	979,350	175,108
Net investments in real estate	15,828,833	15,079,726
Operating lease right-of-use assets	648,952	—
Cash and cash equivalents	33,536	126,700
Accounts and other receivables, net	320,938	299,621
Deferred rent, net	491,486	463,248
Acquired above-market leases, net	94,474	119,759
Goodwill	3,353,538	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,499,564	3,144,395
Other assets	158,770	185,239
Total assets	$23,430,091	$23,766,695
LIABILITIES AND EQUITY
Global revolving credit facilities	$1,417,675	$1,647,735
Unsecured term loans, net	807,922	1,178,904
Unsecured senior notes, net	8,511,656	7,589,126
Secured debt, including premiums	105,325	685,714
Operating lease liabilities	714,256	—
Accounts payable and other accrued liabilities	984,812	1,164,509
Accrued dividends and distributions	—	217,241
Acquired below-market leases, net	183,832	200,113
Security deposits and prepaid rents	213,549	209,311
Total liabilities	12,939,027	12,892,653

Redeemable noncontrolling interests – operating partnership	17,344	15,832
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 44,450,000 and 50,650,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,099,534	1,249,560
Common Stock: $0.01 par value per share, 315,000,000 shares authorized, 208,324,538 and 206,425,656 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,067	2,051
Additional paid-in capital	11,511,519	11,355,751
Accumulated dividends in excess of earnings	(2,961,307)	(2,633,071)
Accumulated other comprehensive loss, net	(89,588)	(115,647)
Total stockholders’ equity	9,562,225	9,858,644
Noncontrolling Interests:
Noncontrolling interests in operating partnership	756,050	906,510
Noncontrolling interests in consolidated joint ventures	155,445	93,056
Total noncontrolling interests	911,495	999,566
Total equity	10,473,720	10,858,210
Total liabilities and equity	$23,430,091	$23,766,695
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Rental and other services	$799,386	$596,326	$1,611,416	$1,188,624
Tenant reimbursements	—	155,723	—	305,802
Fee income and other	1,411	2,870	3,896	4,861
Total operating revenues	800,797	754,919	1,615,312	1,499,287
Operating Expenses:
Rental property operating and maintenance	252,032	230,322	506,986	455,962
Property taxes and insurance	44,923	29,890	85,229	68,884
Depreciation and amortization	290,562	298,788	602,048	593,577
General and administrative	52,983	46,099	106,442	82,622
Transactions and integration	4,210	5,606	6,704	9,784
Impairment of investments in real estate	—	—	5,351	—
Other	7,115	152	12,037	583
Total operating expenses	651,825	610,857	1,324,797	1,211,412

Operating income	148,972	144,062	290,515	287,875
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	6,962	7,438	16,179	14,848
Gain on deconsolidation / sale of properties, net	—	14,192	67,497	53,465
Interest and other income, net	16,980	3,398	38,424	3,356
Interest expense	(86,051)	(78,810)	(187,603)	(155,795)
Tax expense	(4,634)	(2,121)	(8,900)	(5,495)
Loss from early extinguishment of debt	(20,905)	—	(33,791)	—
Net income	61,324	88,159	182,321	198,254
Net income attributable to noncontrolling interests	(1,156)	(2,696)	(5,341)	(6,164)
Net income attributable to Digital Realty Trust, Inc.	60,168	85,463	176,980	192,090
Preferred stock dividends, including undeclared dividends	(16,670)	(20,329)	(37,613)	(40,658)
Issuance costs associated with redeemed preferred stock	(11,760)	—	(11,760)	—
Net income available to common stockholders	$31,738	$65,134	$127,607	$151,432
Net income per share available to common stockholders:
Basic	$0.15	$0.32	$0.61	$0.74
Diluted	$0.15	$0.32	$0.61	$0.73
Weighted average common shares outstanding:
Basic	208,284,407	205,956,005	208,048,207	205,835,757
Diluted	209,435,572	206,563,079	208,894,294	206,460,170
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$61,324	$88,159	$182,321	$198,254
Other comprehensive income (loss):
Foreign currency translation adjustments	10,963	(7,233)	20,156	(10,976)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	21,687	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(6,604)	4,795	(10,379)	13,411
Reclassification to interest expense from interest rate swaps	(2,156)	(783)	(4,250)	(1,018)
Comprehensive income	63,527	84,938	209,535	199,671
Comprehensive income attributable to noncontrolling interests	(1,224)	(2,571)	(6,473)	(6,219)
Comprehensive income attributable to Digital Realty Trust, Inc.	$62,303	$82,367	$203,062	$193,452
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Six Months Ended June 30, 2019	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	1,622,940	16	145,090	—	—	145,106	(145,106)	—	(145,106)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	250,708	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(976)	—	—	(976)	—	—	—	(976)
Shares issued under employee stock purchase plan	—	—	25,234	—	2,259	—	—	2,259	—	—	—	2,259
Issuance of series K preferred stock, net of offering costs	—	203,264	—	—	—	—	—	203,264	—	—	—	203,264
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of share-based compensation	—	—	—	—	18,861	—	—	18,861	—	—	—	18,861
Reclassification of vested share-based awards	—	—	—	—	(7,712)	—	—	(7,712)	7,712	—	7,712	—
Adjustment to redeemable noncontrolling interests—operating partnership	1,754	—	—	—	(1,754)	—	—	(1,754)	—	—	—	(1,754)
Dividends declared on preferred stock	—	—	—	—	—	(37,613)	—	(37,613)	—	—	—	(37,613)
Dividends and distributions on common stock and common and incentive units	(338)	—	—	—	—	(449,525)	—	(449,525)	(19,825)	—	(19,825)	(469,350)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62,748	62,748	62,748
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income	96	—	—	—	—	176,980	—	176,980	5,604	(359)	5,245	182,225
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	40,073	40,073	1,770	—	1,770	41,843
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(9,943)	(9,943)	(436)	—	(436)	(10,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(4,071)	(4,071)	(179)	—	(179)	(4,250)
Balance as of June 30, 2019	$17,344	$1,099,534	208,324,538	$2,067	$11,511,519	$(2,961,307)	$(89,588)	$9,562,225	$756,050	$155,445	$911,495	$10,473,720
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Three Months Ended June 30, 2019	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of March 31, 2019	$17,678	$1,452,983	208,214,139	$2,066	$11,492,766	$(2,767,708)	$(91,699)	$10,088,408	$772,931	$121,160	$894,091	$10,982,499
Conversion of common units to common stock	—	—	105,064	1	9,096	—	—	9,097	(9,097)	—	(9,097)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	5,335	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(601)	—	—	(601)	—	—	—	(601)
Payment of offering costs	—	(159)	—	—	—	—	—	(159)	—	—	—	(159)
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of share-based compensation	—	—	—	—	10,461	—	—	10,461	—	—	—	10,461
Reclassification of vested share-based awards	—	—	—	—	(392)	—	—	(392)	392	—	392	—
Adjustment to redeemable noncontrolling interests—operating partnership	(189)	—	—	—	189	—	—	189	—	—	—	189
Dividends declared on preferred stock	—	—	—	—	—	(17,284)	—	(17,284)	—	—	—	(17,284)
Dividends and distributions on common stock and common and incentive units	(169)	—	—	—	—	(224,723)	—	(224,723)	(9,644)	—	(9,644)	(234,367)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	34,529	34,529	34,529
Net income	24	—	—	—	—	60,168	—	60,168	1,376	(244)	1,132	61,300
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	10,506	10,506	457	—	457	10,963
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(6,329)	(6,329)	(275)	—	(275)	(6,604)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(2,066)	(2,066)	(90)	—	(90)	(2,156)
Balance as of June 30, 2019	$17,344	$1,099,534	208,324,538	$2,067	$11,511,519	$(2,961,307)	$(89,588)	$9,562,225	$756,050	$155,445	$911,495	$10,473,720

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Six Months Ended June 30, 2018	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	406,639	4	35,823	—	—	35,827	(35,827)	—	(35,827)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	193,118	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	(652)	—	—	(652)	—	—	—	(652)
Shares issued under employee stock purchase plan	—	—	31,893	—	2,509	—	—	2,509	—	—	—	2,509
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(4,717)	—	—	(4,718)	—	—	—	(4,718)
Amortization of share-based compensation	—	—	—	—	17,458	—	—	17,458	—	—	—	17,458
Reclassification of vested share-based awards	—	—	—	—	(2,847)	—	—	(2,847)	2,847	—	2,847	—
Adjustment to redeemable noncontrolling interests—operating partnership	(1,097)	—	—	—	1,097	—	—	1,097	—	—	—	1,097
Dividends declared on preferred stock	—	—	—	—	—	(40,658)	—	(40,658)	—	—	—	(40,658)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(416,086)	—	(416,086)	(17,120)	—	(17,120)	(433,206)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62	62	62
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915	—	5,915	—	—	—	5,915
Net income	—	—	—	—	—	192,090	—	192,090	6,180	(16)	6,164	198,254
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(10,550)	(10,550)	(426)	—	(426)	(10,976)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	12,891	12,891	520	—	520	13,411
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(979)	(979)	(39)	—	(39)	(1,018)
Balance as of June 30, 2018	$52,805	$1,249,560	206,055,117	$2,047	$11,310,132	$(2,314,291)	$(107,070)	$10,140,378	$654,261	$2,289	$656,550	$10,796,928
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Three Months Ended June 30, 2018	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of March 31, 2018	$49,871	$1,249,560	205,874,914	$2,045	$11,283,489	$(2,177,269)	$(103,974)	$10,253,851	$680,400	$2,293	$682,693	$10,936,544
Conversion of common units to common stock	—	—	238,272	2	20,624	—	—	20,626	(20,626)	—	(20,626)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	(58,069)	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(640)	—	—	(640)	—	—	—	(640)
Amortization of share-based compensation	—	—	—	—	9,943	—	—	9,943	—	—	—	9,943
Reclassification of vested share-based awards	—	—	—	—	(350)	—	—	(350)	350	—	350	—
Adjustment to redeemable noncontrolling interests—operating partnership	2,934	—	—	—	(2,934)	—	—	(2,934)	—	—	—	(2,934)
Dividends declared on preferred stock	—	—	—	—	—	(20,329)	—	(20,329)	—	—	—	(20,329)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(208,071)	—	(208,071)	(8,438)	—	(8,438)	(216,509)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915	—	5,915	—	—	—	5,915
Net income	—	—	—	—	—	85,463	—	85,463	2,700	(4)	2,696	88,159
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(6,952)	(6,952)	(281)	—	(281)	(7,233)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	4,609	4,609	186	—	186	4,795
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(753)	(753)	(30)	—	(30)	(783)
Balance as of June 30, 2018	$52,805	$1,249,560	206,055,117	$2,047	$11,310,132	$(2,314,291)	$(107,070)	$10,140,378	$654,261	$2,289	$656,550	$10,796,928

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$182,321	$198,254
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / sale of properties, net	(67,497)	(53,465)
Unrealized gain on equity investment	(18,913)	(3,136)
Impairment of investments in real estate	5,351	—
Equity in earnings of unconsolidated joint ventures	(16,179)	(14,848)
Distributions from unconsolidated joint ventures	20,856	10,422
Write-off due to early lease terminations	9,634	583
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	409,362	378,734
Amortization of acquired in-place lease value and deferred leasing costs	192,686	214,843
Amortization of share-based compensation	17,060	14,828
Non-cash amortization of terminated swaps	523	558
Allowance for doubtful accounts	4,813	2,120
Amortization of deferred financing costs	7,399	6,013
Loss from early extinguishment of debt	4,090	—
Amortization of debt discount/premium	1,228	1,711
Amortization of acquired above-market leases and acquired below-market leases, net	10,163	13,452
Changes in assets and liabilities:
Accounts and other receivables	(45,028)	(9,312)
Deferred rent	(28,015)	(18,955)
Deferred leasing costs	(14,133)	(11,946)
Other assets	(24,061)	2,959
Accounts payable, operating lease liabilities and other accrued liabilities	176,367	(50,252)
Security deposits and prepaid rents	(715)	(9,475)
Net cash provided by operating activities	827,312	673,088
Cash flows from investing activities:
Improvements to investments in real estate	(780,571)	(613,841)
Acquisitions of real estate	(59,397)	(76,286)
Proceeds from sale of properties, net of sales costs	—	195,385
Proceeds from the Ascenty joint venture transaction	702,439	—
Deconsolidation of Ascenty cash	(97,081)	—
Contributions to unconsolidated joint ventures	(66,622)	(348)
Prepaid construction costs and other investments	(76,863)	(27,869)
Improvement advances to tenants	(25,029)	(25,054)
Collection of improvement advances to tenants	16,611	22,433
Net cash used in investing activities	(386,513)	(525,580)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Borrowings on global revolving credit facility	$2,182,573	$773,811
Repayments on global revolving credit facility	(2,418,142)	(853,697)
Repayments on unsecured term loans	(375,000)	(21,376)
Borrowings on unsecured senior notes	2,325,566	649,038
Repayments on unsecured senior notes	(1,368,892)	—
Principal payments on mortgage loans	(315)	(290)
Payment of loan fees and costs	(16,723)	(6,461)
Premium paid for early extinguishment of debt	(29,701)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	62,748	62
Taxes paid related to net settlement of stock-based compensation awards	—	(4,718)
Proceeds from common and preferred stock offerings, net	202,288	(652)
Redemption of preferred stock	(365,050)	—
Proceeds from equity plans	2,259	2,509
Proceeds from forward swap contract	—	1,560
Payment of dividends to preferred stockholders	(37,613)	(40,658)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(686,929)	(632,967)
Net cash used in financing activities	(522,931)	(133,839)
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,132)	13,669
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,018)	182
Cash, cash equivalents and restricted cash at beginning of period	135,222	13,181
Cash, cash equivalents and restricted cash at end of period	$41,072	$27,032

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$169,468	$146,650
Cash paid for income taxes	7,931	5,510
Operating cash paid used in the measurement of operating lease liabilities	44,317	—
Supplementary disclosure of noncash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$689,917	$—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$41,843	$(10,976)
(Decrease) increase in other assets related to change in fair value of interest rate swaps	(10,379)	13,411
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	(9,436)	—
Noncontrolling interests in operating partnership converted to shares of common stock	145,106	35,827
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	214,181	202,377
Addition to leasehold improvements pursuant to capital lease obligation	—	73,873

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—
Account receivables	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—
Goodwill	(967,189)	—
Other assets	(31,099)	—
Secured debt	571,873	—
Accounts payable and other accrued liabilities	72,449
Accumulated other comprehensive loss	(21,687)
Deconsolidation of Ascenty cash	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—

Recognition of retained equity investment in unconsolidated Ascenty joint venture	$727,439	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2019	December 31, 2018

ASSETS
Investments in real estate:
Properties:
Land	$847,763	$859,113
Acquired ground leases	10,511	10,575
Buildings and improvements	15,855,729	15,610,992
Tenant improvements	610,412	574,336
Total investments in operating properties	17,324,415	17,055,016
Accumulated depreciation and amortization	(4,312,357)	(3,935,267)
Net investments in operating properties	13,012,058	13,119,749
Construction in progress and space held for development	1,685,057	1,621,928
Land held for future development	152,368	162,941
Net investments in properties	14,849,483	14,904,618
Investments in unconsolidated joint ventures	979,350	175,108
Net investments in real estate	15,828,833	15,079,726
Operating lease right-of-use assets	648,952	—
Cash and cash equivalents	33,536	126,700
Accounts and other receivables, net	320,938	299,621
Deferred rent, net	491,486	463,248
Acquired above-market leases, net	94,474	119,759
Goodwill	3,353,538	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,499,564	3,144,395
Other assets	158,770	185,239
Total assets	$23,430,091	$23,766,695
LIABILITIES AND CAPITAL
Global revolving credit facilities	$1,417,675	$1,647,735
Unsecured term loan	807,922	1,178,904
Unsecured senior notes, net of discount	8,511,656	7,589,126
Secured debt, including premiums	105,325	685,714
Operating lease liabilities	714,256	—
Accounts payable and other accrued liabilities	984,812	1,164,509
Accrued dividends and distributions	—	217,241
Acquired below-market leases, net	183,832	200,113
Security deposits and prepaid rents	213,549	209,311
Total liabilities	12,939,027	12,892,653
Redeemable limited partner common units	17,344	15,832
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 44,450,000 and 50,650,000 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,099,534	1,249,560
Common units, 208,324,538 and 206,425,656 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	8,552,279	8,724,731
Limited Partners, 9,370,049 and 10,580,884 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	759,641	911,256
Accumulated other comprehensive loss	(93,179)	(120,393)
Total partners’ capital	10,318,275	10,765,154
Noncontrolling interests in consolidated joint ventures	155,445	93,056
Total capital	10,473,720	10,858,210
Total liabilities and capital	$23,430,091	$23,766,695
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Rental and other services	$799,386	$596,326	$1,611,416	$1,188,624
Tenant reimbursements	—	155,723	—	305,802
Fee income and other	1,411	2,870	3,896	4,861
Total operating revenues	800,797	754,919	1,615,312	1,499,287
Operating Expenses:
Rental property operating and maintenance	252,032	230,322	506,986	455,962
Property taxes and insurance	44,923	29,890	85,229	68,884
Depreciation and amortization	290,562	298,788	602,048	593,577
General and administrative	52,983	46,099	106,442	82,622
Transactions and integration	4,210	5,606	6,704	9,784
Impairment of investments in real estate	—	—	5,351	—
Other	7,115	152	12,037	583
Total operating expenses	651,825	610,857	1,324,797	1,211,412

Operating income	148,972	144,062	290,515	287,875
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	6,962	7,438	16,179	14,848
Gain on deconsolidation / sale of properties, net	—	14,192	67,497	53,465
Interest and other income, net	16,980	3,398	38,424	3,356
Interest expense	(86,051)	(78,810)	(187,603)	(155,795)
Tax expense	(4,634)	(2,121)	(8,900)	(5,495)
Loss from early extinguishment of debt	(20,905)	—	(33,791)	—
Net income	61,324	88,159	182,321	198,254
Net loss attributable to noncontrolling interests in consolidated joint ventures	244	4	359	16
Net income attributable to Digital Realty Trust, L.P.	61,568	88,163	182,680	198,270
Preferred units distributions, including undeclared distributions	(16,670)	(20,329)	(37,613)	(40,658)
Issuance costs associated with redeemed preferred units	(11,760)	—	(11,760)	—
Net income available to common unitholders	$33,138	$67,834	$133,307	$157,612
Net income per unit available to common unitholders:
Basic	$0.15	$0.32	$0.61	$0.74
Diluted	$0.15	$0.32	$0.61	$0.73
Weighted average common units outstanding:
Basic	217,346,153	214,288,199	217,193,571	214,149,188
Diluted	218,497,318	214,895,273	218,039,658	214,773,601
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$61,324	$88,159	$182,321	$198,254
Other comprehensive income (loss):
Foreign currency translation adjustments	10,963	(7,233)	20,156	(10,976)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	21,687	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(6,604)	4,795	(10,379)	13,411
Reclassification to interest expense from interest rate swaps	(2,156)	(783)	(4,250)	(1,018)
Comprehensive income	$63,527	$84,938	$209,535	$199,671
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	244	4	359	16
Comprehensive income attributable to Digital Realty Trust, L.P.	$63,771	$84,942	$209,894	$199,687
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Six Months Ended June 30, 2019		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$10,765,154	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	1,622,940	145,106	(1,622,940)	(145,106)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	250,708	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(976)	—	—	—	(976)	—	(976)
Issuance of common units, net of forfeitures	—	—	—	—	—	412,105	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,259	—	—	—	2,259	—	2,259
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,264	—	—	—	—	—	203,264	—	203,264
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)	—	—	—	(365,050)	—	(365,050)
Amortization of share-based compensation	—	—	—	—	18,861	—	—	—	18,861	—	18,861
Reclassification of vested share-based awards	—	—	—	—	(7,712)	—	7,712	—	—	—	—
Adjustment to redeemable partnership units	1,754	—	—	—	(1,754)	—	—	—	(1,754)	—	(1,754)
Distributions	(338)	—	(37,613)	—	(449,525)	—	(19,825)	—	(506,963)	—	(506,963)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62,748	62,748
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	(6,318)	—	(6,318)
Net income	96	—	37,613	—	139,367	—	5,604	—	182,584	(359)	182,225
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	41,843	41,843	—	41,843
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(10,379)	(10,379)	—	(10,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(4,250)	(4,250)	—	(4,250)
Balance as of June 30, 2019	$17,344	44,450,000	$1,099,534	208,324,538	$8,552,279	9,370,049	$759,641	$(93,179)	$10,318,275	$155,445	$10,473,720

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Three Months Ended June 30, 2019		Units	Amount	Units	Amount	Units	Amount
Balance as of March 31, 2019	$17,678	59,050,000	$1,452,983	208,214,139	$8,727,124	9,473,459	$776,614	$(95,382)	$10,861,339	$121,160	$10,982,499
Conversion of limited partner common units to general partner common units	—	—	—	105,064	9,097	(105,064)	(9,097)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	5,335	—	—	—	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	—	(601)	—	—	—	(601)	—	(601)
Issuance of common units, net of forfeitures	—	—	—	—	—	1,654	—	—	—	—	—
Issuance of series K preferred units, net of offering costs	—	—	(159)	—	—	—	—	—	(159)	—	(159)
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)	—	—	—	(365,050)	—	(365,050)
Amortization of share-based compensation	—	—	—	—	10,461	—	—	—	10,461	—	10,461
Reclassification of vested share-based awards	—	—	—	—	(392)	—	392	—	—	—	—
Adjustment to redeemable partnership units	(189)	—	—	—	189	—	—	—	189	—	189
Distributions	(169)	—	(17,284)	—	(224,723)	—	(9,644)	—	(251,651)	—	(251,651)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	34,529	34,529
Net income	24	—	17,284	—	42,884	—	1,376	—	61,544	(244)	61,300
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	10,963	10,963	—	10,963
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(6,604)	(6,604)	—	(6,604)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(2,156)	(2,156)	—	(2,156)
Balance as of June 30, 2019	$17,344	44,450,000	$1,099,534	208,324,538	$8,552,279	9,370,049	$759,641	$(93,179)	$10,318,275	$155,445	$10,473,720

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Six Months Ended June 30, 2018		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$11,047,207	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	406,639	35,827	(406,639)	(35,827)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	193,118	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(652)	—	—	—	(652)	—	(652)
Issuance of common units, net of forfeitures	—	—	—	—	—	415,576	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	31,893	2,509	—	—	—	2,509	—	2,509
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(4,718)	—	—	—	(4,718)	—	(4,718)
Amortization of share-based compensation	—	—	—	—	17,458	—	—	—	17,458	—	17,458
Reclassification of vested share-based awards	—	—	—	—	(2,847)	—	2,847	—	—	—	—
Adjustment to redeemable partnership units	(1,097)	—	—	—	1,097	—	—	—	1,097	—	1,097
Distributions	—	—	(40,658)	—	(416,086)	—	(17,120)	—	(473,864)	—	(473,864)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62	62
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	5,915	—	—	—	5,915	—	5,915
Net income	—	—	40,658	—	151,432	—	6,180	—	198,270	(16)	198,254
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(10,976)	(10,976)	—	(10,976)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	13,411	13,411	—	13,411
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(1,018)	(1,018)	—	(1,018)
Balance as of June 30, 2018	$52,805	50,650,000	$1,249,560	206,055,117	$8,997,888	8,498,032	$658,659	$(111,468)	$10,794,639	$2,289	$10,796,928

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Three Months Ended June 30, 2018		Units	Amount	Units	Amount	Units	Amount
Balance as of March 31, 2018	$49,871	50,650,000	$1,249,560	205,874,914	$9,108,265	8,736,488	$684,673	$(108,247)	$10,934,251	$2,293	$10,936,544
Conversion of limited partner common units to general partner common units	—	—	—	238,272	20,626	(238,272)	(20,626)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	(58,069)	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(640)	—	—	—	(640)	—	(640)
Issuance of common units, net of forfeitures	—	—	—	—	—	(184)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	9,943	—	—	—	9,943	—	9,943
Reclassification of vested share-based awards	—	—	—	—	(350)	—	350	—	—	—	—
Adjustment to redeemable partnership units	2,934	—	—	—	(2,934)	—	—	—	(2,934)	—	(2,934)
Distributions	—	—	(20,329)	—	(208,071)	—	(8,438)	—	(236,838)	—	(236,838)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	5,915	—	—	—	5,915	—	5,915
Net income	—	—	20,329	—	65,134	—	2,700	—	88,163	(4)	88,159
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(7,233)	(7,233)	—	(7,233)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	4,795	4,795	—	4,795
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(783)	(783)	—	(783)
Balance as of June 30, 2018	$52,805	50,650,000	$1,249,560	206,055,117	$8,997,888	8,498,032	$658,659	$(111,468)	$10,794,639	$2,289	$10,796,928

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$182,321	$198,254
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / sale of properties, net	(67,497)	(53,465)
Unrealized gain on equity investment	(18,913)	(3,136)
Impairment of investments in real estate	5,351	—
Equity in earnings of unconsolidated joint ventures	(16,179)	(14,848)
Distributions from unconsolidated joint ventures	20,856	10,422
Write-off due to early lease terminations	9,634	583
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	409,362	378,734
Amortization of acquired in-place lease value and deferred leasing costs	192,686	214,843
Amortization of share-based compensation	17,060	14,828
Non-cash amortization of terminated swaps	523	558
Allowance for doubtful accounts	4,813	2,120
Amortization of deferred financing costs	7,399	6,013
Loss from early extinguishment of debt	4,090	—
Amortization of debt discount/premium	1,228	1,711
Amortization of acquired above-market leases and acquired below-market leases, net	10,163	13,452
Changes in assets and liabilities:
Accounts and other receivables	(45,028)	(9,312)
Deferred rent	(28,015)	(18,955)
Deferred leasing costs	(14,133)	(11,946)
Other assets	(24,061)	2,959
Accounts payable, operating lease liabilities and other accrued liabilities	176,367	(50,252)
Security deposits and prepaid rents	(715)	(9,475)
Net cash provided by operating activities	827,312	673,088
Cash flows from investing activities:
Improvements to investments in real estate	(780,571)	(613,841)
Acquisitions of real estate	(59,397)	(76,286)
Proceeds from sale of properties, net of sales costs	—	195,385
Proceeds from the Ascenty joint venture transaction	702,439	—
Deconsolidation of Ascenty cash	(97,081)	—
Contributions to unconsolidated joint ventures	(66,622)	(348)
Prepaid construction costs and other investments	(76,863)	(27,869)
Improvement advances to tenants	(25,029)	(25,054)
Collection of improvement advances to tenants	16,611	22,433
Net cash used in investing activities	(386,513)	(525,580)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Borrowings on global revolving credit facility	$2,182,573	$773,811
Repayments on global revolving credit facility	(2,418,142)	(853,697)
Repayments on unsecured term loans	(375,000)	(21,376)
Borrowings on unsecured senior notes	2,325,566	649,038
Repayments on unsecured senior notes	(1,368,892)	—
Principal payments on mortgage loans	(315)	(290)
Payment of loan fees and costs	(16,723)	(6,461)
Premium paid for early extinguishment of debt	(29,701)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	62,748	62
Taxes paid related to net settlement of stock-based compensation awards	—	(4,718)
General partner contributions	204,547	1,857
General partner distributions	(365,050)	—
Proceeds from forward swap contract	—	1,560
Payment of distributions to preferred unitholders	(37,613)	(40,658)
Payment of distributions to common unitholders	(686,929)	(632,967)
Net cash used in financing activities	(522,931)	(133,839)
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,132)	13,669
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,018)	182
Cash, cash equivalents and restricted cash at beginning of period	135,222	13,181
Cash, cash equivalents and restricted cash at end of period	$41,072	$27,032
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$169,468	$146,650
Cash paid for income taxes	7,931	5,510
Operating cash paid used in the measurement of operating lease liabilities	44,317	—
Supplementary disclosure of noncash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	689,917	$—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$41,843	$(10,976)
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(10,379)	13,411
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	(9,436)	—
Limited Partner common units converted to General Partner common units	145,106	35,827
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	214,181	202,377
Addition to leasehold improvements pursuant to capital lease obligation	—	73,873

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—
Account receivables	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—
Goodwill	(967,189)	—
Other assets	(31,099)	—
Secured debt	571,873	—
Accounts payable and other accrued liabilities	72,449	—
Accumulated other comprehensive loss	(21,687)	—
Deconsolidation of Ascenty cash	(97,081)	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—

Recognition of retained equity investment in unconsolidated Ascenty joint venture	$727,439	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 and 2018

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of June 30, 2019 and December 31, 2018 is as follows:

	Data Centers
	As of June 30, 2019			As of December 31, 2018
Region	Operating	Unconsolidated Joint Ventures	Total	Operating	Unconsolidated Joint Ventures	Total
United States	132	14	146	131	14	145
Europe	40	—	40	38	—	38
Latin America	—	18	18	16	—	16
Asia	4	4	8	3	4	7
Australia	5	—	5	5	—	5
Canada	3	—	3	3	—	3
Total	184	36	220	196	18	214

On December 20, 2018, the Operating Partnership and Stellar Participações Ltda., a Brazilian subsidiary of the Operating Partnership, completed the acquisition of Ascenty, a leading data center provider in Brazil, for cash and equity consideration of approximately $2.0 billion, including cash purchased. We refer to this transaction as the Ascenty Acquisition. In March 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally. Brookfield invested approximately $702 million in exchange for approximately 49% of the total equity interests in the joint venture which owns and operates Ascenty. A subsidiary of the Operating Partnership retained the remaining equity interest in the Ascenty joint venture. The power to control the Ascenty joint venture is shared equally between the Operating Partnership and Brookfield and as a result of losing control, the Operating Partnership deconsolidated Ascenty on March 29, 2019. See Note 5 for additional information.

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe, the Fortaleza, Rio de Janeiro, Santiago and São Paulo metropolitan areas in Latin America, and the Hong Kong, Melbourne, Osaka, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway facilities and office and other non-data center space.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2019, Digital Realty Trust, Inc. owned a 95.7% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2018, Digital Realty Trust, Inc. owned a 95.1% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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
June 30, 2019 and 2018

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
June 30, 2019 and 2018

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2019, cash equivalents consist of investments in money market instruments.
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

We amortize the difference between the cost of our investments in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three and six months ended June 30, 2019 and 2018, respectively.

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
June 30, 2019 and 2018

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

During the three months ended June 30, 2019 and 2018, we capitalized interest of approximately $9.5 million and $8.2 million, respectively, and approximately $20.4 million and $15.5 million during the six months ended June 30, 2019 and 2018, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $12.5 million and $9.7 million during the three months ended June 30, 2019 and 2018, respectively, and approximately $24.5 million and $20.3 million during the six months ended June 30, 2019 and 2018, respectively.
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

The following is a summary of goodwill activity for the six months ended June 30, 2019 (in thousands):

	Balance as of December 31, 2018	Deconsolidation	Goodwill Adjustments (1)	Impact of Change in Foreign Exchange Rates	Balance as of June 30, 2019
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	442,349	—	(9,436)	(2,366)	430,547
DFT Merger	2,592,146	—	—	—	2,592,146
Ascenty Acquisition	982,667	(982,667)	—	—	—
Total	$4,348,007	$(982,667)	$(9,436)	$(2,366)	$3,353,538

(1)	As a result of a subsequent change to an acquired deferred tax liability that would not have impacted consideration paid, goodwill was adjusted.

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
June 30, 2019 and 2018

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
June 30, 2019 and 2018

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

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s taxable REIT subsidiaries are subject to federal, state and foreign income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes for its taxable REIT subsidiaries, including for federal, state and foreign jurisdictions, as appropriate.
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2019 and December 31, 2018, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and six months ended June 30, 2019 and 2018, we had no such interest or penalties. The tax year 2015 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

(n) Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842 commencing on January 1, 2019 and “Leases (Topic 840)” prior to 2019. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 842 and 840 was 99% and 97% and Topic 606 was less than 1% and 3% of total operating revenue for the three and six months ended June 30, 2019 and 2018, respectively.

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

We make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net revenue because a higher bad debt allowance would result in lower net revenue, and recognizing rental revenue as earned in one period versus another would result in higher or lower net revenue for a particular period. The allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 was approximately $16.5 million and $11.6 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

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
(s) Segment and Geographic Information

The Company is managed on a consolidated premise, based on customer demand considerations.  Deployment of capital is geared to satisfy this demand.  In this regard, the sale and delivery of our products is consistent throughout the portfolio.  Services are provided to customers typical of the data center industry.  Rent and the cost of services are billed and collected.  The Company has one operating segment and therefore one reporting segment.
Operating revenues from properties in the United States were $650.7 million and $614.1 million and outside the United States were $150.1 million and $140.8 million for the three months ended June 30, 2019 and 2018, respectively. Operating revenues from properties in the United States were $1.3 billion and $1.2 billion and outside the United States were $329.2 million and $281.7 million for the six months ended June 30, 2019 and 2018, respectively. We had investments in real estate located in the United States of $11.2 billion and $11.1 billion, and outside the United States of $3.6 billion and $3.8 billion, as of June 30, 2019 and December 31, 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

Operating revenues from properties located in the United Kingdom were $73.7 million and $74.0 million, or 9.2% and 9.8% of total operating revenues, for the three months ended June 30, 2019 and 2018, respectively. Operating revenues from properties located in the United Kingdom were $146.9 million and $149.2 million, or 9.1% and 10.0% of total operating revenues, for the six months ended June 30, 2019 and 2018, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.6 billion and $1.6 billion, or 11.0% and 10.9% of total long-lived assets, as of June 30, 2019 and December 31, 2018, respectively. No other foreign country comprised more than 10% of total long-lived assets as of June 30, 2019 and December 31, 2018.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

3. Real Estate
Acquisitions
We acquired the following real estate during the six months ended June 30, 2019:

Location	Market	Date Acquired	Amount (in millions)
Land parcels (1)	Various	Various	$29.6
21780 Filigree Court	Northern Virginia	May 2, 2019	28.0
			$57.6

(1)
Represents four currently vacant land parcels in total located in the United States, Europe and Asia which are not included in our operating property count. Purchase price in U.S. dollars and excludes capitalized closing costs.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

4. Leases

We lease space at certain of our data centers from third parties, primarily data centers acquired as part of the Telx Acquisition and European Portfolio Acquisition, and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2034. As of June 30, 2019, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. The termination dates of these ground leases range from 2024 to 2982. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2027.
The leases may contain renewal and/or early termination options that are not reasonably certain of exercise as of June 30, 2019. Also, the leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases.
Supplemental balance sheet information related to leases as of June 30, 2019 was as follows (in thousands):

	Balance Sheet Classification	Balance as of June 30, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$648,952
Finance lease assets	Buildings and improvements	130,271
Total leased assets		$779,223

Liabilities:
Operating lease liabilities	Operating lease liabilities	$714,256
Finance lease liabilities	Accounts payable and other accrued liabilities	175,034
Total lease liabilities		$889,290

The components of lease expense for the three and six months ended June 30, 2019 were as follows (in thousands):

Lease cost	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$1,280	$2,507
Interest on lease liabilities	Interest expense	1,485	3,131
Operating lease cost	Rental property operating and maintenance / General and administrative	22,756	45,870
Total lease cost		$25,521	$51,508

As of June 30, 2019, the weighted average remaining lease term for our operating leases and finance leases was 12 years and 25 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.1% for operating leases and 3.5% for finance leases at June 30, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

The minimum commitment under operating leases, excluding fully prepaid ground leases, as of December 31, 2018 was as follows (in thousands):

2019	$84,712
2020	87,396
2021	86,212
2022	81,976
2023	80,707
Thereafter	539,047
Total	$960,050

Future minimum lease payments and their present value for property under capital lease obligations as of December 31, 2018, are as follows (in thousands):

2019	$11,657
2020	13,108
2021	13,207
2022	13,706
2023	14,219
Thereafter	285,774
351,671
Less amount representing interest	(137,827)
Present value	$213,844

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

	Operating lease liabilities	Finance lease liabilities

Remainder of 2019	$42,196	$4,270
2020	85,179	8,645
2021	83,942	8,692
2022	79,610	9,147
2023	78,343	9,595
Thereafter	547,600	229,856
Total undiscounted future cash flows	916,870	270,205
Less: Imputed interest	(202,614)	(95,171)
Present value of undiscounted future cash flows	$714,256	$175,034

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

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

On January 1, 2019, we adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under rental and other services in our condensed consolidated income statements for the three and six months ended June 30, 2019.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized development properties and leases of land subject to ground leases at June 30, 2019 (in thousands):

Operating leases

Remainder of 2019	$1,212,570
2020	2,049,915
2021	1,766,568
2022	1,451,592
2023	1,249,655
Thereafter	4,498,258
Total	$12,228,558

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. We exclude reimbursements of operating expenses and rental increases that are not fixed.

5. Investments in Unconsolidated Joint Ventures
As of June 30, 2019 and December 31, 2018, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our condensed consolidated balance sheets consist of the following (in thousands):

Joint Venture	Metropolitan Area	% Ownership		Balance as of June 30, 2019	Balance as of December 31, 2018

Ascenty (1)	Brazil / Chile	51%	(2)	$795,258	$—
Chun Choi	Hong Kong	50%		98,374	96,094
Digital MC	Osaka / Tokyo	50%		72,671	66,835
Other				13,047	12,179
Total				$979,350	$175,108

(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

Ascenty Joint Venture

We completed the acquisition of Ascenty on December 20, 2018 for total cash and equity consideration of approximately $2.0 billion, including approximately $116.0 million of assumed cash and cash equivalents. The transaction was initially funded with $600.0 million of proceeds from a non-recourse, five years secured term loan; the issuance of approximately $254 million of Operating Partnership common units in exchange for the substantial majority of the Ascenty management's equity interests; and approximately $1.0 billion of unsecured corporate borrowings. On March 29, 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management. Brookfield invested approximately $702 million in exchange for approximately 49% of the total equity interests and a subsidiary of the Operating Partnership retained the remaining 51% equity interests (including an approximate 2% ownership interest by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture) in the joint venture which owns and operates Ascenty. The governing documents related to the Ascenty joint venture provide Brookfield and the Company shared power to direct the activities of the Ascenty joint venture that most significantly impact the Ascenty joint venture's economic performance. As a result of the formation of the joint venture, the Company determined that the joint venture is a variable interest entity (VIE) since the Ascenty joint venture's equity investment at risk is not sufficient to finance the Ascenty joint venture's ongoing data center development activities without additional subordinated financial support. The Company concluded that it is not the primary beneficiary because power is shared and it does not have substantive kick-out rights to obtain control and deconsolidated Ascenty. We recognized a gain of approximately $67.5 million (net of the accumulated foreign currency translation loss related to Ascenty) on the deconsolidation and subsequent recognition of our subsidiary's 51% equity investment in the Ascenty joint venture at its estimated fair value of $727 million on March 29, 2019. The fair value of the Company’s retained equity investment is based on Level 2 measurements within the fair value hierarchy based on the cash price paid by Brookfield for their 49% interest. The gain was calculated based on the: (i) the sum of the cash proceeds of $702 million received from Brookfield for its 49% interest and the estimated fair value of $727 million for our 51% retained interest less (ii) the carrying value of the Ascenty assets and liabilities deconsolidated as of March 29, 2019. The gain related to the remeasurement of the Company's retained equity interests to fair value was approximately $89.2 million. The reported gain of $67.5 million was net of a foreign currency translation loss of approximately $21.7 million previously included in accumulated other comprehensive loss, net, which accumulated during the period the Company consolidated Ascenty and translated the Brazilian Real, Ascenty's functional currency, into the Company's functional currency. The Company has no other subsidiaries or businesses with the Brazilian Real as its functional currency and therefore, the deconsolidation of Ascenty resulted in the reclassification out of accumulated other comprehensive loss into a component of income from continuing operations in the condensed consolidated income statement. The Ascenty deconsolidation did not meet the criteria to be presented as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements Discontinued Operations, because the deconsolidation of Ascenty does not represent a strategic shift in nor has a major effect on the Company's operations, as defined by ASC 205-20.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

6. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2019 and December 31, 2018.

	Balance as of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount (1)	$1,446,266	$1,569,401
Accumulated amortization	(876,026)	(795,033)
Net	$570,240	$774,368
Tenant relationship value:
Gross amount (1)	$1,963,130	$2,339,606
Accumulated amortization	(353,074)	(291,818)
Net	$1,610,056	$2,047,788
Acquired above-market leases:
Gross amount	$277,492	$277,796
Accumulated amortization	(183,018)	(158,037)
Net	$94,474	$119,759
Acquired below-market leases:
Gross amount	$440,659	$442,535
Accumulated amortization	(256,827)	(242,422)
Net	$183,832	$200,113

(1)
In connection with the deconsolidation of Ascenty, $120.0 million of acquired in-place lease value and $375.0 million of tenant relationship value were written off during the six months ended June 30, 2019.

Amortization of acquired above-market leases, net of acquired below-market leases, resulted in a decrease in rental revenues of $6.2 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively. Amortization of acquired above-market leases, net of acquired below-market leases, resulted in a decrease in rental revenues of $10.2 million and $13.8 million for the six months ended June 30, 2019 and 2018, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 7.8 years and 2.6 years, respectively, as of June 30, 2019. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing July 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$(5,522)
2020	(4,671)
2021	114
2022	7,138
2023	11,285
Thereafter	81,014
Total	$89,358

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was approximately $37.4 million and $55.1 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $82.4 million and $112.1 million for the six months ended June 30, 2019 and 2018, respectively. The expected average amortization period for acquired in-place lease value is 6.0 years as of June 30, 2019. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.5 years as of June 30, 2019. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing July 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$63,800
2020	111,088
2021	86,561
2022	64,702
2023	53,063
Thereafter	191,026
Total	$570,240

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $30.7 million and $30.9 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $68.7 million and $62.0 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the weighted average remaining contractual life for tenant relationship value was 13.8 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing July 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$61,452
2020	122,905
2021	122,905
2022	122,905
2023	122,905
Thereafter	1,056,984
Total	$1,610,056

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

7. Debt of the Company
In this Note 7, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 3.400% notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes), 4.450% notes due 2028 (2028 Notes) and 3.600% notes due 2029 (3.600% 2029 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (3.300% 2029 Notes) and 3.750% notes due 2030 (2030 Notes) and the obligations of Digital Euro Finco, LLC, an indirect wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and 2.500% notes due 2026 (2026 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2019		Maturity Date		Principal Outstanding at June 30, 2019		Principal Outstanding at December 31, 2018
Global revolving credit facilities	Various	(1)(4)	Jan 24, 2023	(1)	$1,431,067	(2)	$1,663,156	(2)
Deferred financing costs, net					(13,392)		(15,421)
Global revolving credit facilities, net					1,417,675		1,647,735
Unsecured Term Loans
2019 Term Loan	Base Rate + 1.000%		Jan 19, 2019		—		375,000
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023	(3)	511,538	(5)	508,120	(5)
Deferred financing costs, net					(3,616)		(4,216)
Unsecured term loans, net					807,922		1,178,904
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019		—	(11)	143,338	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020		—	(8)	500,000
3.400% notes due 2020	3.400%		Oct 1, 2020		54,132	(12)	500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		116,589	(12)	400,000
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		380,880	(7)	382,620	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		682,380	(6)	688,020	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		317,400	(7)	318,850	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		507,840	(7)	510,160	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,222,598	(6)	—
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.600% notes due 2029	3.600%		Jul 1, 2029		900,000		—
3.300% notes due 2029	3.300%		Jul 19, 2029		444,360	(7)	446,390	(7)
3.750% notes due 2030	3.750%		Oct 17, 2030		$698,280	(7)(9)	$510,160	(7)
Unamortized discounts, net of premiums					(11,779)		(19,859)
Total senior notes, net of discount					8,562,680		7,629,679
Deferred financing costs, net					(51,024)		(40,553)
Total unsecured senior notes, net of discount and deferred financing costs					8,511,656		7,589,126

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

Indebtedness	Interest Rate at June 30, 2019		Maturity Date	Principal Outstanding June 30, 2019		Principal Outstanding December 31, 2018
Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020	$1,462		$1,776
Secured note due March 2023	LIBOR + 1.000%	(4)	Mar 1, 2023	104,000		104,000
Secured note due December 2023	Base Rate + 4.250%		Dec 20, 2023	—	(10)	600,000
Unamortized net premiums				101		148
Total mortgage loans, including premiums				105,563		705,924
Deferred financing costs, net				(238)		(20,210)
Total secured debt, including premiums and net of deferred financing costs				105,325		685,714
Total indebtedness				$10,842,578		$11,101,479
_________________________________

(1)
The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 90 basis points, which is based on the current credit rating of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six months extensions are available, which we may exercise if certain conditions are met. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit rating of our long-term debt.

(2)	Balances as of June 30, 2019 and December 31, 2018 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2019		Weighted-average interest rate		Balance as of December 31, 2018		Weighted-average interest rate
Floating Rate Borrowing (a)(e)
U.S. dollar ($)	$645,000	(b)	3.32%	(b)	$890,000	(b)	3.37%	(b)
British pound sterling (£)	6,348	(c)	1.59%		8,290	(d)	1.61%
Euro (€)	391,231	(c)	0.90%		451,800	(d)	0.90%
Australian dollar (AUD)	31,309	(c)	2.24%		27,632	(d)	2.82%
Hong Kong dollar (HKD)	10,994	(c)	3.17%		8,797	(d)	3.14%
Japanese yen (JPY)	—		—%		4,105	(d)	0.90%
Singapore dollar (SGD)	70,796	(c)	2.76%		77,112	(d)	2.79%
Canadian dollar (CAD)	80,647	(c)	2.86%		60,856	(d)	3.16%
Total	$1,236,325		2.45%		$1,528,592		2.57%

Yen Revolving Credit Facility (a)	$194,742	(f)	0.50%		$134,564	(f)	0.50%

Total borrowings	$1,431,067		2.19%	(b)	$1,663,156		2.41%	(b)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

(b)
As of June 30, 2019 and December 31, 2018, approximately $306.9 million of the U.S. dollar tranche was subject to interest rate swaps. As of June 30, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.80% (U.S. dollar) and 1.96% (Total borrowings). As of December 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.99% (U.S. dollar) and 2.20% (Total borrowings).

(c)	Based on exchange rates of $1.27 to £1.00, $1.14 to €1.00, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD, $0.74 to 1.00 SGD and $0.76 to 1.00 CAD, respectively, as of June 30, 2019.

(d)	Based on exchange rates of $1.28 to £1.00, $1.15 to €1.00, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(e)	As of June 30, 2019, approximately $44.4 million of letters of credit were issued.

(f)	Based on exchange rates of $0.01 to 1.00 JPY for June 30, 2019 and December 31, 2018.

(3)
Interest rates are based on our current senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan. Two six months extensions are available for the 2024 Term Loan, which we may exercise if certain conditions are met.

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Canadian dollar borrowings under the global revolving credit facility, the 2023 Term Loan and 2024 Term Loan and the secured note due March 2023. See Note 15 "Derivative Instruments" for further information.

(5)	Balances as of June 30, 2019 and December 31, 2018 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2019		Weighted-average interest rate		Balance as of December 31, 2018		Weighted-average interest rate
U.S. dollar ($)	$300,000		3.39%	(b)	$300,000		3.46%	(d)
Singapore dollar (SGD)	147,135	(a)	2.89%		146,080	(c)	2.76%
Australian dollar (AUD)	203,791	(a)	2.31%		204,632	(c)	2.94%
Hong Kong dollar (HKD)	85,388	(a)	3.41%		85,188	(c)	3.32%
Canadian dollar (CAD)	75,224	(a)	2.96%	(b)	72,220	(c)	3.24%	(d)
Total	$811,538		2.99%	(b)	$808,120		3.17%	(d)

(a)	Based on exchange rates of $0.74 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.76 to 1.00 CAD, respectively, as of June 30, 2019.

(b)
As of June 30, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.53% (Total). See Note 15 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.73 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(d)	As of December 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.66% (Total).

(6)	Based on exchange rates of $1.14 to €1.00 as of June 30, 2019 and $1.15 to €1.00 as of December 31, 2018.

(7)	Based on exchange rates of $1.27 to £1.00 as of June 30, 2019 and $1.28 to £1.00 as of December 31, 2018.

(8)
The 5.875% 2020 Notes were paid in full in January 2019 (by tender offer) and February 2019 (by redemption of the remaining balance after the tender offer). The tender offer and redemption resulted in an early extinguishment charge of approximately $12.9 million during the three months ended March 31, 2019.

(9)
On March 5, 2019, Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, issued and sold an additional £150.0 million aggregate principal amount of 2030 Notes. The terms of the 2030 Notes are governed by an indenture, dated as of October 17, 2018, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “GBP Notes Indenture”), pursuant to which Digital Stout Holding, LLC previously issued £400.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes are treated as a single series with the notes previously issued under the GBP Notes Indenture.

(10)	The debt was deconsolidated as a result of the Ascenty joint venture formed with Brookfield.

(11)	Paid in full at maturity in May 2019.

(12)
The 3.400% 2020 Notes and 2021 Notes were paid in full in June 2019 (by tender offer) and July 2019 (by redemption of the remaining balances after the tender offer). The tender offer resulted in an early extinguishment charge of approximately $20.9 million during the three months ended June 30, 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

The indentures governing our debt contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2019, we were in compliance with each of these financial covenants.
2.500% Notes due 2026

On January 16, 2019, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 2.500% Guaranteed Notes due 2026 denominated in Euros, which we refer to as the 2026 Notes. The 2026 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of the 2026 Notes are governed by an indenture, dated as of January 16, 2019, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “2026 Notes Indenture”). Net proceeds from the offering were approximately €843.5 million (approximately $960.9 million based on the exchange rate on January 16, 2019) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 2026 Notes to finance or refinance, in whole or in part, certain green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the 2026 Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds were used for the payment of outstanding indebtedness or other capital management activities. Such indebtedness to be redeemed or repaid included the Operating Partnership’s 5.875% Senior Notes due 2020 pursuant to a previously announced tender offer for such notes.

On March 6, 2019, Digital Euro Finco, LLC issued and sold an additional €225.0 million aggregate principal amount of 2026 Notes. The terms of the additional 2026 Notes are governed by the 2026 Notes Indenture pursuant to which Digital Euro Finco, LLC previously issued €850.0 million in aggregate principal amount of its 2026 Notes. The 2026 Notes issued in March 2019 will be treated as a single series with the notes previously issued under the 2026 Notes Indenture.
3.600% Notes due 2029

On June 14, 2019, the Operating Partnership issued $900.0 million in aggregate principal amount of notes, maturing on July 1, 2029 with an interest rate of 3.600% per annum, which we refer to as the 3.600% 2029 Notes. The purchase price paid by the initial purchasers was 99.823% of the principal amount. The 3.600% 2029 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 3.600% 2029 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2020. The net proceeds from the offering after deducting the original issue discount of approximately $1.6 million and underwriting commissions and expenses of approximately $7.8 million was approximately $890.6 million. We used the net proceeds from this offering to finance the tender offer for, and redemption of, our 3.400% 2020 Notes and 2021 Notes, temporarily repay borrowings under our global revolving credit facility and for general corporate purposes. The 3.600% 2029 Notes have been reflected net of discount and deferred financing costs in the condensed consolidated balance sheet. The indenture governing the 3.600% 2029 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2019, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

The table below summarizes our debt maturities and principal payments as of June 30, 2019 (in thousands):

	Global Revolving Credit Facilities(1)	Unsecured Term Loans (1)	Senior Notes	Secured Debt	Total Debt
Remainder of 2019	$—	$—	$—	$329	$329
2020	—	—	54,132	1,133	55,265
2021	—	—	116,589	—	116,589
2022	—	—	800,000	—	800,000
2023	1,236,325	811,538	730,880	104,000	2,882,743
Thereafter	194,742	—	6,872,858	—	7,067,600
Subtotal	$1,431,067	$811,538	$8,574,459	$105,462	$10,922,526
Unamortized discount	—	—	(18,666)	—	(18,666)
Unamortized premium	—	—	6,887	101	6,988
Total	$1,431,067	$811,538	$8,562,680	$105,563	$10,910,848

(1)
The global revolving credit facility and 2024 Term Loan are subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

9. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$31,738	$65,134	$127,607	$151,432
Weighted average shares outstanding—basic	208,284,407	205,956,005	208,048,207	205,835,757
Potentially dilutive common shares:
Unvested incentive units	152,240	151,265	135,016	150,864
Forward equity offering	825,098	—	537,980	—
Market performance-based awards	173,827	455,809	173,091	473,549
Weighted average shares outstanding—diluted	209,435,572	206,563,079	208,894,294	206,460,170
Income per share:
Basic	$0.15	$0.32	$0.61	$0.74
Diluted	$0.15	$0.32	$0.61	$0.73

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	9,061,745	8,332,194	9,145,364	8,313,432
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,682,746	1,898,314	1,710,764	1,932,872
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,086,512	2,353,805	2,121,252	2,396,655
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	—	3,449,255	1,579,691	3,512,048
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,088,954	2,356,559	2,123,735	2,399,459
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,666,639	1,880,144	1,694,389	1,914,371
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,752,562	—	1,051,537	—
Total	18,339,158	20,270,271	19,426,732	20,468,837

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

10. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to common unitholders	$33,138	$67,834	$133,307	$157,612
Weighted average units outstanding—basic	217,346,153	214,288,199	217,193,571	214,149,188
Potentially dilutive common units:
Unvested incentive units	152,240	151,265	135,016	150,864
Forward equity offering	825,098	—	537,980	—
Market performance-based awards	173,827	455,809	173,091	473,549
Weighted average units outstanding—diluted	218,497,318	214,895,273	218,039,658	214,773,601
Income per unit:
Basic	$0.15	$0.32	$0.61	$0.74
Diluted	$0.15	$0.32	$0.61	$0.73

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,682,746	1,898,314	1,710,764	1,932,872
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,086,512	2,353,805	2,121,252	2,396,655
Potentially dilutive Series H Cumulative Redeemable Preferred Units	—	3,449,255	1,579,691	3,512,048
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,088,954	2,356,559	2,123,735	2,399,459
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,666,639	1,880,144	1,694,389	1,914,371
Potentially dilutive Series K Cumulative Redeemable Preferred Units	1,752,562	—	1,051,537	—
Total	9,277,413	11,938,077	10,281,368	12,155,405

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

11. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the six months ended June 30, 2019 and 2018.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the six months ended June 30, 2019 and 2018.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, we had deferred tax liabilities net of deferred tax assets of approximately $144.5 million and $146.6 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European Portfolio Acquisition in July 2016. The valuation allowance against the deferred tax assets at June 30, 2019 and December 31, 2018 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions and from the acquisition of Telx Acquisition.

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
June 30, 2019 and 2018

12. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On January 4, 2019, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The sales of common stock made under the 2019 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. No sales were made under the program during the six months ended June 30, 2019.

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

(c) 5.850% Series K Cumulative Redeemable Preferred Stock

On March 13, 2019, Digital Realty Trust, Inc. issued 8,000,000 shares of its 5.850% series K cumulative redeemable preferred stock, or the series K preferred stock, for net proceeds of approximately $193.7 million. In addition, on March 15, 2019, Digital Realty Trust, Inc. issued an additional 400,000 shares of series K preferred stock pursuant to a partial exercise of the underwriters’ over-allotment option for net proceeds of approximately $9.7 million. Dividends are cumulative on the series K preferred stock from the date of original issuance in the amount of $1.46250 per share each year, which is equivalent to 5.850% of the $25.00 liquidation preference per share. Dividends on the series K preferred stock are payable quarterly in arrears. The first dividend paid on the series K preferred stock on June 28, 2019 was a pro rata dividend from and including the original issue date to and including June 30, 2019 in the amount of $0.43875 per share. The series K preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series K preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series C cumulative redeemable perpetual preferred stock, series G cumulative redeemable preferred stock, series I cumulative redeemable preferred stock and series J cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series K preferred stock before March 13, 2024, except in limited circumstances to preserve its status as a REIT. On or after March 13, 2024, Digital Realty Trust, Inc. may, at its option, redeem the series K preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series K preferred stock up to but excluding the redemption date. Holders of the series K preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

K preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series K preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series K preferred stock) to convert some or all of the series K preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series K preferred stock to be converted equal to the lesser of:

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

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	208,324,538	95.7%	206,425,656	95.1%
Noncontrolling interests consist of:
Common units held by third parties	4,857,794	2.2%	6,297,272	2.9%
Issuance of units in connection with Ascenty Acquisition	2,338,874	1.1%	2,338,874	1.1%
Incentive units held by employees and directors (see Note 14)	2,173,381	1.0%	1,944,738	0.9%
	217,694,587	100.0%	217,006,540	100.0%

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
June 30, 2019 and 2018

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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,045.5 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2019 and December 31, 2018, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2019:

	Common Units	Incentive Units	Total
As of December 31, 2018	8,636,146	1,944,738	10,580,884
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,439,478)	—	(1,439,478)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(183,462)	(183,462)
Incentive units issued upon achievement of market performance condition	—	308,308	308,308
Grant of incentive units to employees and directors	—	118,411	118,411
Cancellation / forfeitures of incentive units held by employees and directors	—	(14,614)	(14,614)
As of June 30, 2019	7,196,668	2,173,381	9,370,049

(1)
Redemption / conversion of common units was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2019 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Series I Preferred Stock	Series J Preferred Stock	Series K Preferred Stock		Common Stock
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$224,802
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	224,895
		$6,666	$7,344	$6,730		$7,938	$5,250	$3,686		$449,697

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

(1)
Redeemed on April 1, 2019 for $25.00 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common stockholders.

(2)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2019.

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
(f) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2018	$(158,649)	$17,264	$25,738	$(115,647)
Net current period change	18,386	(9,943)	—	8,443
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(4,071)	—	(4,071)
Balance as of June 30, 2019	$(118,576)	$3,250	$25,738	$(89,588)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

13. Capital and Accumulated Other Comprehensive Loss
(a) 5.850% Series K Cumulative Redeemable Preferred Stock

On March 13, 2019 and March 15, 2019, the Operating Partnership issued in the aggregate a total of 8,400,000 shares of its 5.850% series K cumulative redeemable preferred units, or the series K preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.850% series K cumulative redeemable preferred stock, or the series K preferred stock. Distributions are cumulative on the series K preferred units from the date of original issuance in the amount of $1.46250 per unit each year, which is equivalent to 5.850% of the $25.00 liquidation preference per unit. Distributions on the series K preferred units are payable quarterly in arrears. The first distribution paid on the series K preferred units on June 28, 2019 was a pro rata dividend from and including the original issue date to and including June 30, 2019 in the amount of $0.43875 per unit. The series K preferred units do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. The Operating Partnership is required to redeem the series K preferred units in the event that the General Partner redeems the series K preferred stock. The General Partner is not allowed to redeem the series K preferred stock prior to March 13, 2024 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after March 13, 2024, the General Partner may, at its option, redeem the series K preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series K preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series K preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C cumulative redeemable perpetual preferred units, series G cumulative redeemable preferred units, series I cumulative redeemable preferred units and series J cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series K preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
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
June 30, 2019 and 2018

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,045.5 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2019 and December 31, 2018, respectively.

(e) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2019 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units		Series I Preferred Units	Series J Preferred Units	Series K Preferred Units		Common Units
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$235,256
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	235,142
		$6,666	$7,344	$6,730		$7,938	$5,250	$3,686		$470,398

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

(1)
Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.

(2)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.

(f) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2018	$(163,531)	$16,986	$26,152	$(120,393)
Net current period change	20,156	(10,379)	—	9,777
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(4,250)	—	(4,250)
Balance as of June 30, 2019	$(121,688)	$2,357	$26,152	$(93,179)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

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
As of June 30, 2019, approximately 6.6 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
Below is a summary of our compensation expense for the three and six months ended June 30, 2019 and 2018 and our unearned compensation as of June 30, 2019 and December 31, 2018 (in millions):

	Deferred Compensation				Unearned Compensation		Expected period to recognize unearned compensation (in years)
	Expensed		Capitalized		As of June 30, 2019	As of December 31, 2018
	Three Months Ended June 30,
Type of incentive award	2019	2018	2019	2018
Long-term incentive units	$2.4	$2.9	$—	$(0.1)	$19.5	$11.5	2.7
Market performance-based awards	3.6	3.5	0.2	0.4	37.4	24.8	2.9
Restricted stock	3.0	1.7	0.8	1.1	37.0	23.6	3.0

	Six Months Ended June 30,
	2019	2018	2019	2018
Long-term incentive units	$3.8	$3.8	$0.1	$0.1
Market performance-based awards	6.6	6.6	0.4	0.7
Restricted stock	5.6	3.2	1.3	2.1

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

Below is a summary of our long-term incentive unit activity for the six months ended June 30, 2019.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	158,486	$100.94
Granted	118,411	116.14
Vested	(56,789)	81.17
Unvested, end of period	220,108	$109.98

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting period of the long-term incentive units.

(b) Market Performance-Based Awards
During the six months ended June 30, 2019 and 2018, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
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
June 30, 2019 and 2018

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
The fair values of the 2019 awards and 2018 awards granted were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. Digital Realty Trust, Inc.’s achievement of the market vesting condition is contingent on its TSR over a three years market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuations are summarized as follows:

Award Date	Expected Stock Price Volatility	Risk-Free Interest rate
January 1, 2018	22%	1.98%
March 1, 2018	22%	2.34%
March 9, 2018	22%	2.42%
January 1, 2019	23%	2.44%
February 21, 2019	23%	2.48%

These valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
The grant date fair value of the Class D and RSU awards was approximately $21.6 million and $17.2 million for the six months ended June 30, 2019 and 2018, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

(c) Restricted Stock
Below is a summary of our restricted stock activity for the six months ended June 30, 2019.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	295,501	$97.49
Granted	216,299	114.77
Vested	(99,754)	92.31
Cancelled or expired	(18,455)	108.43
Unvested, end of period	393,591	$107.86

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
June 30, 2019 and 2018

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2019 or December 31, 2018.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of June 30, 2019, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

As of June 30, 2019 and December 31, 2018, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2019		As of December 31, 2018		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2019 (3)	As of December 31, 2018 (3)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$458	$1,976
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	122	517
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	811	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	646	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	1,778	11,463
75,224	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,152	2,024
$786,129		$783,125						$4,967	$20,119

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.76 to 1.00 CAD as of June 30, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.

(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of June 30, 2019, we estimate that an additional $3.0 million will be reclassified as a decrease to interest expense during the twelve months ended June 30, 2020, when the hedged forecasted transactions impact earnings.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2019, we did not have any derivatives in a net liability position, and have not posted any collateral related to these agreements.

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
The Company’s disclosures of estimated fair value of financial instruments at June 30, 2019 and December 31, 2018 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
June 30, 2019 and 2018

treasury securities with similar maturity dates to our debt. The carrying value of our global revolving credit facilities approximate fair value, due to the variability of interest rates.
As of June 30, 2019 and December 31, 2018, the aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of June 30, 2019		As of December 31, 2018
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facilities (1)(5)	Level 2	$1,431,067	$1,431,067	$1,663,156	$1,663,156
Unsecured term loans (2)(6)	Level 2	811,538	811,538	1,183,121	1,183,121
Unsecured senior notes (3)(4)(7)	Level 2	9,106,702	8,562,680	7,684,368	7,629,679
Secured debt (3)(8)	Level 2	105,670	105,563	706,086	705,924
		$11,454,977	$10,910,848	$11,236,731	$11,181,880

(1)	The carrying value of our global revolving credit facilities approximate estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.750% 2025 Notes, 4.250% 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 3.600% 2029 Notes, 3.300% 2029 Notes and 2030 Notes are valued based on quoted market prices.

(4)
The carrying value of the 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 3.600% 2029 Notes, 3.300% 2029 Notes and 2030 Notes are net of discount of $11.8 million and $19.9 million in the aggregate as of June 30, 2019 and December 31, 2018, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $13.4 million and $15.4 million as of June 30, 2019 and December 31, 2018, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $3.6 million and $4.2 million as of June 30, 2019 and December 31, 2018, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $51.0 million and $40.6 million as of June 30, 2019 and December 31, 2018, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.2 million and $20.2 million as of June 30, 2019 and December 31, 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2019 and 2018

17. Commitments and Contingencies
(a) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2019, we had open commitments, including amounts reimbursable of approximately $14.8 million, related to construction contracts of approximately $425.2 million.
(b) Legal Proceedings
The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of June 30, 2019, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to the expected physical settlement of the forward sale agreements and use of proceeds from any such settlement, our capital resources, expected use of borrowings under our credit facilities, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; difficulty acquiring or operating properties in foreign jurisdictions; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; environmental liabilities and risks related to natural disasters; our inability to comply with rules and regulations applicable to our company; Digital Realty Trust, Inc.'s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.'s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.
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
As of June 30, 2019, our portfolio included 220 data centers, including 36 data centers held as investments in unconsolidated joint ventures, with approximately 35.2 million rentable square feet including approximately 3.3 million square feet of space under active development and approximately 2.0 million square feet of space held for development. The 36 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 3.8 million rentable square feet. The 27 parcels of developable land we own as of June 30, 2019 comprised approximately 980 acres. At June 30, 2019, excluding unconsolidated joint ventures, approximately 2.9 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in six U.S. metropolitan areas, four European metropolitan areas, two Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.0 million square feet of base building construction and 1.0 million square feet of data center construction.
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

Revenue base. As of June 30, 2019, we operated 220 data centers through our Operating Partnership, including 36 data centers held as investments in unconsolidated joint ventures. These data centers are mainly located throughout North America, with 40 located in Europe, 18 in Latin America, eight in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the 36 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of June 30, 2019.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)

North America
Northern Virginia	31	6,109,654	1,159,297	83,220
Dallas	21	3,416,078	151,029	81,206
Chicago	10	3,035,043	388,057	152,362
Silicon Valley	20	2,251,021	65,594	—
New York	12	2,063,225	18,253	138,536
Phoenix	4	990,385	—	108,926
San Francisco	4	848,293	—	—
Los Angeles	4	802,878	15,601	—
Atlanta	5	775,606	—	313,581
Boston	5	534,249	—	50,649
Houston	6	392,816	—	13,969
Denver	2	371,500	—	—
Minneapolis/St. Paul	1	328,765	—	—
Toronto, Canada	3	278,329	38,409	583,029
Miami	2	226,314	—	—
Charlotte	3	95,499	—	—
Austin	1	85,688	—	—
Portland	1	48,574	—	—
North America Total / Weighted Average	135	22,653,916	1,836,240	1,525,478

Europe
London, United Kingdom	16	1,456,765	137,352	98,598
Amsterdam, Netherlands	10	563,197	112,569	68,185
Dublin, Ireland	5	330,180	26,646	—
Paris, France	3	185,994	—	—
Frankfurt, Germany	4	167,799	240,316	—
Geneva, Switzerland	1	59,190	—	—
Manchester, England	1	38,016	—	—
Europe Total / Weighted Average	40	2,801,141	516,883	166,783

Asia Pacific
Singapore	3	523,415	362,049	—
Sydney, Australia	3	223,736	90,621	—
Melbourne, Australia	2	146,570	—	—
Osaka, Japan	1	112,500	127,499	—
Asia Pacific Total / Weighted Average	9	1,006,221	580,169	—

Non-Data Center Properties	—	278,068	—	—

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
Hong Kong	1	178,505	—	7,795
New York	1	108,336	—	—
	13	1,479,594	—	7,795

Non-Managed Unconsolidated Joint Ventures
São Paulo	14	562,120	267,114	258,102
Seattle	2	451,369	—	—
Tokyo	2	430,277	—	—
Fortaleza	1	94,205	—	—
Osaka	1	92,087	—	—
Rio De Janeiro	2	22,500	49,941	26,781
Santiago	1	—	46,474	20,865
	23	1,652,558	363,529	305,748

Total	220	29,871,498	3,296,821	2,005,804

(1)
Current net rentable square feet as of June 30, 2019, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.

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

As of June 30, 2019, our portfolio, including the 36 data centers held as investments in unconsolidated joint ventures, were approximately 87.8% leased excluding approximately 3.3 million square feet of space under active development and approximately 2.0 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2019, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2020 are 14.6% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of June 30, 2019.
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

In addition, our access to funds under our global revolving credit facilities depends on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Foreign currency exchange risk. For the three and six months ended June 30, 2019 and 2018, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil for the three and six months ended June 30, 2019 prior to the deconsolidation of Ascenty, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Brazilian real, Japanese Yen and the Hong Kong dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture's operations and financial position. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 3.3 million square feet of space under active development and approximately 2.0 million square feet of space held for development as of June 30, 2019, the occupancy rate of our portfolio, including the 36 data centers held as investments in unconsolidated joint ventures, was approximately 87.8% of our net rentable square feet.
As of June 30, 2019, we had more than 2,000 customers in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of June 30, 2019, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 26.7 million net rentable square feet, excluding space under active development and space held for development and 36 data centers held as investments in unconsolidated joint ventures, at June 30, 2019 is approximately 1.0 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of June 30, 2019, we had approximately 3.3 million square feet of space under active development and approximately 2.0 million square feet of space held for development, or approximately 15% of the total rentable space in our portfolio, including the 36 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 3.5 million square feet of available space in our portfolio, which excludes approximately 3.3 million square feet of space under active development and approximately 2.0 million square feet of space held for development as of June 30, 2019 and the 23 data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 5.2% and 9.4% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2019 and the year ending December 31, 2020, respectively.

During the six months ended June 30, 2019, we signed renewal leases totaling approximately 2.9 million square feet of space and new leases totaling approximately 0.8 million square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2019:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	874,532	$137.11	$131.32	(4.2)%	$11.96	5.8
Powered Base Building ®	1,603,852	$31.75	$35.26	11.1%	$13.18	14.3
Colocation	224,844	$284.14	$291.02	2.4%	$0.01	1.3
Non-technical	191,374	$15.59	$19.16	22.9%	$5.26	5.7
New Leases Signed (5)
Turn-Key Flex ®	453,264	—	$153.36	—	$34.60	6.8
Powered Base Building ®	168,613	—	$52.72	—	$23.55	10.8
Colocation	50,685	—	$299.07	—	$28.67	2.3
Non-technical	89,725	—	$8.89	—	$3.91	3.3
Leasing Activity Summary
Turn-Key Flex ®	1,327,796		$138.84
Powered Base Building ®	1,772,465		$36.92
Colocation	275,529		$292.50
Non-technical	281,099		$15.88

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2019 to 2021.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2019 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and slightly down on a cash basis. For the six months ended

June 30, 2019, rents on renewed space decreased by an average of 4.2% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 11.1% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of June 30, 2019, our portfolio, including the 36 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of June 30, 2019 total annualized rent (1)
Northern Virginia	23.2%
Chicago	11.6%
Silicon Valley	8.5%
London, United Kingdom	8.4%
New York	8.2%
Dallas	7.5%
São Paulo	3.9%
Singapore	3.5%
Phoenix	3.5%
San Francisco	2.6%
Seattle	2.2%
Atlanta	2.1%
Amsterdam, Netherlands	2.0%
Other	12.8%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2019 multiplied by 12. The aggregate amount of abatements for the six months ended June 30, 2019 was approximately $36.5 million.

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

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. The Clean Power Plan subjected new, modified, and reconstructed EGUs to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, in March 2017, President Trump ordered the EPA to review and if appropriate revise or rescind the Clean Power Plan, and in June 2019 the EPA repealed the Clean Power Plan and issued the “Affordable Clean Energy Rule” to replace the Clean Power Plan. The Affordable Clean Energy Rule requires heat rate efficiency improvements at certain EGUs, but does not place numeric limits on EGU emissions. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions.

As a result of Trump administration policies, states may drive near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. As another example of state action, New Jersey re-joined nine other eastern states in the Regional Greenhouse Gas Initiative (RGGI) in June 2019, a market-based program aimed at reducing GHG emissions from power plants. In June 2019, Virginia passed legislation allowing the state to move forward with joining RGGI as well. Several other states have announced that they are actively pursuing new GHG reduction programs.

Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements). EU President-elect Ursula von der Leyen announced her intent in July 2019 to extend the EU emissions-trading system to include mobile sources, strengthen the EU’s GHG reduction target from 40% below 1990 levels to 50% to 55% below 1990 levels, and institute a carbon import tax to encourage climate legislation in other countries.

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

Interest rates. As of June 30, 2019, we had approximately $0.8 billion of variable rate debt subject to interest rate swap agreements, along with $1.1 billion and $436.3 million of variable rate debt that was outstanding on the global revolving credit facilities and the unswapped portion of the unsecured term loans, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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

Revenue Recognition
The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842 commencing on January 1, 2019 and “Leases (Topic 840)” prior to 2019. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 842 and 840 was 99% and 97% and Topic 606 was less than 1% and 3% of total operating revenue for the three and six months ended June 30, 2019 and 2018, respectively.
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

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018. A summary of our operating results for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income Statement Data:
Total operating revenues	$800,797	$754,919	$1,615,312	$1,499,287
Total operating expenses	(651,825)	(610,857)	(1,324,797)	(1,211,412)
Operating income	148,972	144,062	290,515	287,875
Other expenses, net	(87,648)	(55,903)	(108,194)	(89,621)
Net income	$61,324	$88,159	$182,321	$198,254
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
Comparison of the Three and Six Months Ended June 30, 2019 to the Three and Six Months Ended June 30, 2018
Portfolio
As of June 30, 2019, our portfolio consisted of 220 data centers, including 36 data centers held as investments in unconsolidated joint ventures, with an aggregate of 35.2 million rentable square feet including 3.3 million square feet of space under active development and 2.0 million square feet of space held for development compared to a portfolio consisting of 198 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of 32.6 million rentable square feet including 3.3 million square feet of space under active development and 1.5 million square feet of space held for development as of June 30, 2018.

Revenues
Total operating revenues for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental and other services	$799,386	$596,326	$203,060	$1,611,416	$1,188,624	$422,792
Tenant reimbursements	—	155,723	(155,723)	—	305,802	(305,802)
Fee income and other	$1,411	$2,870	(1,459)	3,896	4,861	(965)
Total operating revenues	$800,797	$754,919	$45,878	$1,615,312	$1,499,287	$116,025

The following tables show revenues for the three and six months ended June 30, 2019 and 2018 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended June 30,				Three Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental and other services	$655,817	$517,765	$138,052	26.7%	$143,569	$78,561	$65,008
Tenant reimbursements	—	139,634	(139,634)	(100.0)%	—	16,089	(16,089)
Total	$655,817	$657,399	$(1,582)	(0.2)%	$143,569	$94,650	$48,919

	Stabilized				Pre-Stabilized and Other
	Six Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental and other services	$1,302,514	$1,037,017	$265,497	25.6%	$308,902	$151,607	$157,295
Tenant reimbursements	—	271,239	(271,239)	(100.0)%	—	34,563	(34,563)
Total	$1,302,514	$1,308,256	$(5,742)	(0.4)%	$308,902	$186,170	$122,732

On January 1, 2019, we adopted Topic 842 and the practical expedient that resulted in combining the expenses reimbursed by our customers (“tenant reimbursements”) with contractual rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same and as our leases qualify as operating leases, we accounted for and presented rental and other services and tenant reimbursements as a single component under rental and other services in our condensed consolidated income statements for the three and six months ended June 30, 2019. As a result, the prior periods are not directly comparable other than on an aggregate basis.
Stabilized revenue decreased $1.6 million and $5.7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 due to unfavorable currency translation along with expiring leases at certain properties in the stabilized portfolio and higher bad debt expense.

Pre-stabilized and other revenues increased $48.9 million and $122.7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily as a result of new leasing activity and reimbursement from development properties and the Ascenty Acquisition (only for the three months ended March 31, 2019, prior to deconsolidation).

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental property operating and maintenance	$252,032	$230,322	$21,710	$506,986	$455,962	$51,024
Property taxes and insurance	44,923	29,890	15,033	85,229	68,884	16,345
Depreciation and amortization	290,562	298,788	(8,226)	602,048	593,577	8,471
General and administrative	52,983	46,099	6,884	106,442	82,622	23,820
Transaction and integration expenses	4,210	5,606	(1,396)	6,704	9,784	(3,080)
Impairment of investments in real estate	—	—	—	5,351	—	5,351
Other	7,115	152	6,963	12,037	583	11,454
Total operating expenses	$651,825	$610,857	$40,968	$1,324,797	$1,211,412	$113,385
Interest expense	$86,051	$78,810	$7,241	$187,603	$155,795	$31,808

The following tables show property level expenses for the three and six months ended June 30, 2019 and 2018 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended June 30,				Three Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental property operating and maintenance	$202,526	$196,873	$5,653	2.9%	$49,506	$33,450	$16,056
Property taxes and insurance	32,017	22,475	9,542	42.5%	12,906	7,415	5,491
	$234,543	$219,348	$15,195	6.9%	$62,412	$40,865	$21,547

	Stabilized				Pre-Stabilized and Other
	Six Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental property operating and maintenance	$400,879	$388,069	$12,810	3.3%	$106,107	$67,893	$38,214
Property taxes and insurance	62,223	53,458	8,765	16.4%	23,006	15,426	7,580
	$463,102	$441,527	$21,575	4.9%	$129,113	$83,319	$45,794
Stabilized rental property operating and maintenance expenses increased approximately $5.7 million and $12.8 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily related to higher utility costs and internal labor costs across the portfolio.
Stabilized property taxes and insurance increased by approximately $9.5 million and $8.8 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to a tax refund in 2018 at one of our properties in the stabilized portfolio along with higher assessments at certain properties in the stabilized portfolio.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $16.1 million and $38.2 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the Ascenty Acquisition that increased expenses during the first quarter of 2019.
Pre-stabilized and other property taxes and insurance increased approximately $5.5 million and $7.6 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, due to increased assessed values at our Chicago properties along with properties being placed in service.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $8.2 million and increased by approximately $8.5 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three-month period was principally due to certain intangibles related to the DFT Merger being fully amortized prior to the three months ended June 30, 2019. The increase for the six-month period was primarily due to the Ascenty Acquisition.

General and Administrative

General and administrative expenses increased by approximately $6.9 million and $23.8 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, due to the adoption of ASC 842 and increased headcount.

Transactions and Integration Expenses

Transactions and integration expense decreased by approximately $1.4 million and $3.1 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, principally due to higher integration costs in 2018 with the DFT Merger.

Interest Expense

Interest expense increased by approximately $7.2 million and $31.8 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the issuance of the 4.450% 2028 Notes in June 2018, the issuance of the 3.750% 2030 Notes in October of 2018, the issuance of the 2.500% 2026 Notes in February 2019, the issuance of the 3.600% 2029 Notes in June 2019 and the Ascenty loan.

Other Income (Expense)

Interest and other income (expense), net increased approximately $13.6 million and $35.1 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to unrealized gains or losses from mark-to-market valuation changes on equity investments for the three- and six-month periods and interest income and reimbursement of transaction expenses as a result of the closing of the Ascenty joint venture with Brookfield for the six-month period.

Gain on Sale of Properties / Deconsolidation

During the six months ended June 30, 2019, we recognized a gain on the deconsolidation of Ascenty of approximately $67.5 million as a result of the formation of a joint venture with Brookfield Infrastructure. During the six months ended June 30, 2018, we recognized a gain on sale of properties of $53.5 million primarily related to the disposition of (i) 200 Quannapowitt Parkway, which sold for $15.0 million in January 2018, (ii) 34551 Ardenwood Boulevard, which sold for $73.3 million in February 2018, (iii) 3065 Gold Camp Drive, which sold for $14.2 million in March 2018, (iv) 11085 Sun Center Drive, which sold for $36.8 million in March 2018, (v) the Austin Portfolio, which sold for $47.6 million in April 2018, (vi) 2010 East Centennial Circle, which sold for $5.5 million in May 2018 and (vii) 1125 Energy Park Drive, which sold for $7.0 million in May 2018.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $20.9 million and $33.8 million in the three and six months ended June 30, 2019 compared to the same periods in 2018, respectively, primarily due to the costs associated with the early tender offer / redemption of the 5.875% 2020 Notes in January and February 2019 along with the 3.400% Notes due 2020 and 2021 Notes in June 2019.

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

On January 4, 2019, our Parent Company entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program. For additional information regarding the 2019 Equity Distribution Agreements, see Note 12 to our condensed consolidated financial statement contained herein.

On March 13, 2019 and March 15, 2019, our Parent Company completed an underwritten public offering of 8,400,000 shares in the aggregate of its 5.850% series K cumulative redeemable preferred stock for net proceeds of approximately $203.4 million after deducting the underwriting discount and other estimated expenses payable by our Parent Company.

On April 1, 2019, our Parent Company redeemed all 14,600,000 outstanding shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, for $25.00 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The excess of the redemption price over the carrying value of the series H preferred stock of approximately $11.8 million relates to the original issuance costs and was recorded as a reduction to net income available to common stockholders.

On June 14, 2019, the Operating Partnership issued $900.0 million in aggregate principal amount of notes, maturing on July 1, 2029 with an interest rate of 3.600% per annum, which we refer to as the 3.600% 2029 Notes. The purchase price paid by the initial purchasers was 99.823% of the principal amount. The 3.600% 2029 Notes are the Operating Partnership’s general unsecured senior obligations, rank equally in right of payment with all of its other senior unsecured indebtedness and are fully and unconditionally guaranteed by our Parent Company. Interest on the 3.600% 2029 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2020. The net proceeds from the offering after deducting the original issue discount of approximately $1.6 million and underwriting commissions and expenses of approximately $7.8 million was approximately $890.6 million. We used the net proceeds from this offering to finance the tender offer for, and redemption of, our 3.400% 2020 Notes and 2021 Notes, temporarily repay borrowings under our global revolving credit facility and for general corporate purposes.

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

Our Parent Company has declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2019 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Series I Preferred Stock	Series J Preferred Stock	Series K Preferred Stock		Common Stock
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$224,802
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	224,895
		$6,666	$7,344	$6,730		$7,938	$5,250	$3,686		$449,697

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

(1)
Redeemed on April 1, 2019 for $25.00 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common stockholders.

(2)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2019.

Distributions out of our Parent Company’s current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our Parent Company’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our Parent Company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our Parent Company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis, however, we may also need to utilize borrowings under the global revolving credit facilities to fund distributions.

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
As of June 30, 2019, we had $33.5 million of cash and cash equivalents, excluding $8.1 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

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

On January 4, 2019, our Parent Company entered into the 2019 Equity Distribution Agreements under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program. For additional information regarding the 2019 Equity Distribution Agreements, see Note 12 to our condensed consolidated financial statement contained herein.

On June 14, 2019, we issued $900.0 million in aggregate principal amount of notes, maturing on July 1, 2029 with an interest rate of 3.600% per annum. The purchase price paid by the initial purchasers was 99.823% of the principal amount. The 3.600% 2029 Notes are our general unsecured senior obligation, rank equally in right of payment with all of our other senior unsecured indebtedness and are fully and unconditionally guaranteed by our Parent Company. Interest on the 3.600% 2029 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2020. The net proceeds from the offering after deducting the original issue discount of approximately $1.6 million and underwriting commissions and expenses of approximately $7.8 million was approximately $890.6 million. We used the net proceeds from this offering to finance the tender offer for, and redemption of, our 3.400% 2020 Notes and 2021 Notes, temporarily repay borrowings under our global revolving credit facility and for general corporate purposes.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our land held for future development and construction in progress and space held for development as of June 30, 2019 and December 31, 2018:

Development Lifecycle	As of June 30, 2019				As of December 31, 2018
(dollars in thousands)	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost

Land held for future development (5)	N/A	$152,368	$—	$152,368	N/A	$162,941	$—	$162,941

Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$503,350	$—	$503,350	N/A	$385,892	$—	$385,892
Space Held for Development (6)	1,692,261	326,117	—	326,117	1,805,844	396,440	—	396,440
Base Building Construction	1,972,366	346,397	186,635	533,032	1,724,740	214,634	223,360	437,994
Data Center Construction	960,926	449,416	484,108	933,524	1,103,465	586,995	521,387	1,108,382
Equipment Pool & Other Inventory		22,464	—	22,464		14,558	—	14,558
Campus, Tenant Improvements & Other		37,313	22,648	59,961		23,409	16,228	39,637
Total Construction in Progress and Space Held for Development	4,625,553	$1,685,057	$693,391	$2,378,448	4,634,049	$1,621,928	$760,975	$2,382,903

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through June 30, 2019.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2018.

(5)	Represents approximately 980 acres as of June 30, 2019 and approximately 959 acres as of December 31, 2018.

(6)	Excludes space held for development through unconsolidated joint ventures.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 2.9 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2019, we had approximately 3.3 million square feet of space under active development and approximately 2.0 million square feet of space held for development. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At June 30, 2019, the approximate 3.3 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in six U.S. metropolitan areas, four European metropolitan areas, two Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.0 million square feet of base building construction and 1.0 million square feet of data center construction. At June 30, 2019, we had open commitments, related to construction contracts of approximately $425.2 million, including amounts reimbursable of approximately $14.8 million.
We currently expect to incur approximately $0.6 billion to $0.8 billion of capital expenditures for our development programs during the six months ending December 31, 2019, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Development projects	$657,618	$492,007
Enhancement and improvements	2,264	9,048
Recurring capital expenditures	77,574	61,775
Total capital expenditures (excluding indirect costs)	$737,456	$562,830
For the six months ended June 30, 2019, total capital expenditures increased $174.6 million to approximately $737.5 million from $562.8 million for the same period in 2018. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2019 were approximately $659.9 million, which reflects an increase of approximately 32% from the same period in 2018. This increase was primarily due to increased spending for ground-up development projects (including development projects acquired in the DFT Merger) and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2019 and 2018 were $43.1 million and $51.0 million, respectively. Capitalized interest comprised approximately $20.4 million and $15.5 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2019 and 2018, respectively. Capitalized interest in the six months ended June 30, 2019 increased, compared to the same period in 2018, due to an increase in qualifying activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2019.
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
We expect to meet our short-term and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent Company. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. During the six months ended June 30, 2019, our Operating Partnership declared the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units		Series I Preferred Units	Series J Preferred Units	Series K Preferred Units		Common Units
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$235,256
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	235,142
		$6,666	$7,344	$6,730		$7,938	$5,250	$3,686		$470,398

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

(1)
Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.

(2)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of June 30, 2019 (in millions):

Debt Summary:
Fixed rate	$8,575.9
Variable rate debt subject to interest rate swaps	786.1
Total fixed rate debt (including interest rate swaps)	9,362.0
Variable rate—unhedged	1,560.5
Total	$10,922.5
Percent of Total Debt:
Fixed rate (including swapped debt)	85.7%
Variable rate	14.3%
Total	100.0%
Effective Interest Rate as of June 30, 2019
Fixed rate (including hedged variable rate debt)	3.46%
Variable rate	2.12%
Effective interest rate	3.27%

As of June 30, 2019, we had approximately $10.9 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 29% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2019 of $117.79). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of June 30, 2019, our debt had a weighted average term to initial maturity of approximately 6.2 years (or approximately 6.4 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of June 30, 2019, we were party to interest rate swap agreements related to $0.8 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

As of June 30, 2019, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $556.0 million, of which $10.2 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018
The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$827,312	$673,088	$154,224
Net cash used in investing activities	(386,513)	(525,580)	139,067
Net cash used in financing activities	(522,931)	(133,839)	(389,092)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(82,132)	$13,669	$(95,801)
The increase in net cash provided by operating activities was primarily due to properties placed into service during the twelve months ending June 30, 2019. The increases in cash flow were partially offset by properties sold in 2018 and an increase in interest expense.
Net cash used in investing activities consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2019	2018	Change
Improvements to investments in real estate	$(780,571)	$(613,841)	$(166,730)
Acquisitions of real estate	(59,397)	(76,286)	16,889
Proceeds from sale of properties, net of sales costs	—	195,385	(195,385)
Proceeds from the Ascenty joint venture transaction	702,439	—	702,439
Deconsolidation of Ascenty cash	(97,081)	—	(97,081)
Other	(151,903)	(30,838)	(121,065)
Net cash used in investing activities	$(386,513)	$(525,580)	$139,067
Net cash used in financing activities for the Company consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2019	2018	Change
Repayments of short-term borrowings, net of proceeds	$(627,607)	$(108,013)	$(519,594)
Net proceeds from issuance of common and preferred stock, including equity plans	204,547	1,857	202,690
Redemption of preferred stock	(365,050)	—	(365,050)
Proceeds from unsecured senior notes	2,325,566	649,038	1,676,528
Repayment on unsecured notes	(1,368,892)	—	(1,368,892)
Dividend and distribution payments	(724,542)	(673,625)	(50,917)
Other	33,047	(3,096)	36,143
Net cash used in financing activities	$(522,931)	$(133,839)	$(389,092)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 and the repayment of the Floating rate notes due 2019, 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with the redemption of the series H preferred stock offset by higher proceeds in 2019 from the issuance of the 2026 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in dividend and distribution payments for the six months ended June 30, 2019 as compared to the same period in 2018 was a result of an increase in the number of shares outstanding and increased dividend amount per share of common stock in the six months ended June 30, 2019 as compared to the same period in 2018.

Net cash used in financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2019	2018	Change
Repayments of short-term borrowings, net of proceeds	$(627,607)	$(108,013)	$(519,594)
General partner distributions, net of contributions	(160,503)	1,857	(162,360)
Proceeds from unsecured senior notes	2,325,566	649,038	1,676,528
Repayment on unsecured notes	(1,368,892)	—	(1,368,892)
Distribution payments	(724,542)	(673,625)	(50,917)
Other	33,047	(3,096)	36,143
Net cash used in financing activities	$(522,931)	$(133,839)	$(389,092)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 and the repayment of the Floating rate notes due 2019, 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with the redemption of the series H preferred units offset by higher proceeds in 2019 from the issuance of the 2026 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in distribution payments for the six months ended June 30, 2019 as compared to the same period in 2018 was a result of an increase in the number of units outstanding and increased distribution amount per common unit in the six months ended June 30, 2019 as compared to the same period in 2018.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2019, amounted to 4.3% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. In connection with the DFT Merger, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders in the DFT Operating Partnership were outstanding as of June 30, 2019, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Available to Common Stockholders	$31,738	$65,134	$127,607	$151,432
Adjustments:
Non-controlling interests in operating partnership	1,400	2,700	5,700	6,180
Real estate related depreciation & amortization (1)	286,915	295,750	594,779	587,436
Unconsolidated JV real estate related depreciation & amortization	13,623	3,722	17,474	7,198
(Gain) on real estate transactions	—	(14,192)	—	(53,465)
Impairment of investments in real estate	—	—	5,351	—
FFO available to common stockholders and unitholders (2)	$333,676	$353,114	$750,911	$698,781
Basic FFO per share and unit	$1.54	$1.65	$3.46	$3.26
Diluted FFO per share and unit (2)	$1.53	$1.64	$3.44	$3.25
Weighted average common stock and units outstanding
Basic	217,346	214,288	217,194	214,149
Diluted (2)	218,497	214,895	218,040	214,774
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$290,562	$298,788	602,048	593,577
Non-real estate depreciation	(3,647)	(3,038)	(7,269)	(6,141)
	$286,915	$295,750	$594,779	$587,436

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFO available to common stockholders and unitholders	$333,676	$353,114	$750,911	$698,781
FFO available to common stockholders and unitholders—diluted	$333,676	$353,114	$750,911	$698,781

Weighted average common stock and units outstanding	217,346	214,288	217,194	214,149
Add: Effect of dilutive securities	1,151	607	846	625
Weighted average common stock and units outstanding—diluted	218,497	214,895	218,040	214,774

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2019, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$8,575.9	$9,108.4
Variable rate debt subject to interest rate swaps	786.1	786.1
Total fixed rate debt (including interest rate swaps)	9,362.0	9,894.5
Variable rate debt	1,560.5	1,560.5
Total outstanding debt	$10,922.5	$11,455.0
Interest rate derivatives included in this table and their fair values as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2019		As of December 31, 2018		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2019 (3)	As of December 31, 2018 (3)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$458	$1,976
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	122	517
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	811	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	646	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	1,778	11,463
75,224	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,152	2,024
$786,129		$783,125						$4,967	$20,119

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.76 to 1.00 CAD as of June 30, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.

(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2019:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$2.7
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(2.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	2.8
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(2.8)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	100.2
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(95.4)
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
Foreign Currency Exchange Risk
For the six months ended June 30, 2019 and 2018, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil for the three months ended March 31, 2019, prior to the deconsolidation of Ascenty. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture's operations and financial position. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2019 and 2018, operating revenues from properties outside the United States contributed $150.1 million and $140.8 million, respectively, which represented 18.7% and 18.6% of our total operating revenues, respectively. For the six months ended June 30, 2019 and 2018, operating revenues from properties outside the United States contributed $329.2 million and $281.7 million, respectively, which represented 20.4% and 18.8% of our total operating revenues, respectively. Net investment in properties outside the United States was $3.6 billion and $3.8 billion as of June 30, 2019 and December 31, 2018, respectively. Net assets in foreign operations were approximately $(1.3) billion and $0.2 billion as of June 30, 2019 and December 31, 2018, respectively. The decrease was a result of the issuance of the 2026 Notes in January 2019 and March 2019, the proceeds of which were used to pay down 5.875% Notes due 2020 and U.S. dollar borrowings on the global revolving credit facility.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of June 30, 2019, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 continue to apply to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2019	14,600,000 shares of Series H Preferred Stock	$25.00	14,600,000 shares of Series H Preferred Stock	—
May 1-31, 2019		—	—	—
June 1-30, 2019		—	—	—
Total	14,600,000	$25.00	14,600,000	—

(1)
On February 28, 2019, the Company distributed a Notice of Redemption to all holders of record of its outstanding 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, announcing its redemption of all 14,600,000 outstanding shares of the series H preferred stock at a redemption price of $25.00 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption was made at the Company's option pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the series H preferred stock. The redemption date was April 1, 2019.

(2)	The Company redeemed all outstanding shares of its series H preferred stock on April 1, 2019. The Operating Partnership also redeemed the corresponding 14,600,000 series H preferred units.
Digital Realty Trust, L.P.
During the three months ended June 30, 2019, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended June 30, 2019, Digital Realty Trust, Inc. issued an aggregate of 5,335 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2019, our Operating Partnership issued an aggregate of 5,335 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement.
For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $23.4 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 10, 2019).

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

4.1
Supplemental Indenture No. 4, dated as of June 14, 2019, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.600% Notes due 2029 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 14, 2019).

10.1†
Amended and Restated Employment Agreement, dated as of June 18, 2019, by and among Digital Realty Trust, Inc., DLR, LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 24, 2019).

10.2†	Employment Agreement, dated as of June 5, 2018, by and among Digital Realty Trust, Inc., DLR, LLC and Chris Sharp.

10.3
Amendment No. 1 to the Amended and Restated Global Senior Credit Agreement, dated April 18, 2019, among Digital Realty Trust, L.P. and the other borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, and Citibank, N.A., as administrative agent.

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Equity/Capital for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 7, 2019	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 7, 2019	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 7, 2019	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

August 7, 2019		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 7, 2019		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 7, 2019		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)