Form 10-Q
period 2019-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2019-11-08
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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

(415) 738-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	DLR	New York Stock Exchange
Series C Cumulative Redeemable Perpetual Preferred Stock	DLR Pr C	New York Stock Exchange
Series G Cumulative Redeemable Preferred Stock	DLR Pr G	New York Stock Exchange
Series I Cumulative Redeemable Preferred Stock	DLR Pr I	New York Stock Exchange
Series J Cumulative Redeemable Preferred Stock	DLR Pr J	New York Stock Exchange
Series K Cumulative Redeemable Preferred Stock	DLR Pr K	New York Stock Exchange
Series L Cumulative Redeemable Preferred Stock	DLR Pr L	New York Stock Exchange
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

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes	☐	No ☒
Digital Realty Trust, L.P.	Yes	☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at November 4, 2019
Common Stock, $.01 par value per share	208,720,408

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2019 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2019, Digital Realty Trust, Inc. owned an approximate 95.8% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.2% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2019, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2019	December 31, 2018

ASSETS
Investments in real estate:
Properties:
Land	$790,821	$859,113
Acquired ground leases	10,133	10,575
Buildings and improvements	14,998,062	15,610,992
Tenant improvements	608,064	574,336
Total investments in operating properties	16,407,080	17,055,016
Accumulated depreciation and amortization	(4,298,629)	(3,935,267)
Net investments in operating properties	12,108,451	13,119,749
Construction in progress and space held for development	1,647,130	1,621,928
Land held for future development	150,265	162,941
Net investments in properties	13,905,846	14,904,618
Investments in unconsolidated joint ventures	1,035,861	175,108
Net investments in real estate	14,941,707	15,079,726
Operating lease right-of-use assets, net	634,085	—
Cash and cash equivalents	7,190	126,700
Accounts and other receivables, net	304,712	299,621
Deferred rent, net	471,516	463,248
Acquired above-market leases, net	84,315	119,759
Goodwill	3,338,168	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,245,017	3,144,395
Assets held for sale and contribution	967,527	—
Other assets	178,528	185,239
Total assets	$23,172,765	$23,766,695
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,833,512	$1,647,735
Unsecured term loans, net	796,232	1,178,904
Unsecured senior notes, net	8,189,138	7,589,126
Secured debt, including premiums	105,153	685,714
Operating lease liabilities	699,381	—
Accounts payable and other accrued liabilities	938,740	1,164,509
Accrued dividends and distributions	—	217,241
Acquired below-market leases, net	153,422	200,113
Security deposits and prepaid rents	203,708	209,311
Obligations associated with assets held for sale and contribution	23,534	—
Total liabilities	12,942,820	12,892,653

Redeemable noncontrolling interests – operating partnership	19,090	15,832
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 44,450,000 and 50,650,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,099,534	1,249,560
Common Stock: $0.01 par value per share, 315,000,000 shares authorized, 208,583,244 and 206,425,656 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,069	2,051
Additional paid-in capital	11,540,980	11,355,751
Accumulated dividends in excess of earnings	(3,136,668)	(2,633,071)
Accumulated other comprehensive loss, net	(68,625)	(115,647)
Total stockholders’ equity	9,437,290	9,858,644
Noncontrolling Interests:
Noncontrolling interests in operating partnership	731,216	906,510
Noncontrolling interests in consolidated joint ventures	42,349	93,056
Total noncontrolling interests	773,565	999,566
Total equity	10,210,855	10,858,210
Total liabilities and equity	$23,172,765	$23,766,695
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Rental and other services	$802,472	$603,833	$2,413,888	$1,792,457
Tenant reimbursements	—	163,104	—	468,906
Fee income and other	3,994	1,987	7,890	6,848
Total operating revenues	806,466	768,924	2,421,778	2,268,211
Operating Expenses:
Rental property operating and maintenance	259,431	245,971	766,417	701,933
Property taxes and insurance	41,358	37,524	126,587	106,408
Depreciation and amortization	286,718	293,957	888,766	887,534
General and administrative	49,985	41,642	156,427	124,264
Transactions and integration	4,115	9,626	10,819	19,410
Impairment of investments in real estate	—	—	5,351	—
Other	92	1,139	12,129	1,722
Total operating expenses	641,699	629,859	1,966,496	1,841,271

Operating income	164,767	139,065	455,282	426,940
Other Income (Expenses):
Equity in (losses) earnings of unconsolidated joint ventures	(19,269)	8,886	(3,090)	23,734
Gain on deconsolidation / sale of properties, net	—	26,577	67,497	80,042
Interest and other income, net	16,842	(981)	55,266	2,375
Interest expense	(84,574)	(80,851)	(272,177)	(236,646)
Tax expense	(4,826)	(2,432)	(13,726)	(7,927)
Loss from early extinguishment of debt	(5,366)	—	(39,157)	—
Net income	67,574	90,264	249,895	288,518
Net income attributable to noncontrolling interests	(1,077)	(2,667)	(6,418)	(8,831)
Net income attributable to Digital Realty Trust, Inc.	66,497	87,597	243,477	279,687
Preferred stock dividends, including undeclared dividends	(16,670)	(20,329)	(54,283)	(60,987)
Issuance costs associated with redeemed preferred stock	—	—	(11,760)	—
Net income available to common stockholders	$49,827	$67,268	$177,434	$218,700
Net income per share available to common stockholders:
Basic	$0.24	$0.33	$0.85	$1.06
Diluted	$0.24	$0.33	$0.85	$1.06
Weighted average common shares outstanding:
Basic	208,421,470	206,118,472	208,173,995	205,931,031
Diluted	209,801,771	206,766,256	209,199,535	206,555,627
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$67,574	$90,264	$249,895	$288,518
Other comprehensive income (loss):
Foreign currency translation adjustments	24,668	2,368	44,824	(8,608)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	21,687	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(1,000)	2,925	(11,379)	16,336
Reclassification to interest expense from interest rate swaps	(1,805)	(1,271)	(6,055)	(2,289)
Comprehensive income	89,437	94,286	298,972	293,957
Comprehensive income attributable to noncontrolling interests	(1,953)	(2,820)	(8,426)	(9,039)
Comprehensive income attributable to Digital Realty Trust, Inc.	$87,484	$91,466	$290,546	$284,918
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Three Months Ended September 30, 2019	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity

Balance as of June 30, 2019	$17,344	$1,099,534	208,324,538	$2,067	$11,511,519	$(2,961,307)	$(89,588)	$9,562,225	$756,050	$155,445	$911,495	$10,473,720
Conversion of common units to common stock	—	—	218,752	2	18,753	—	—	18,755	(18,755)	—	(18,755)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	1,414	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(282)	—	—	(282)	—	—	—	(282)
Shares issued under employee stock purchase plan	—	—	38,540	—	3,203	—	—	3,203	—	—	—	3,203
Amortization of share-based compensation	—	—	—	—	9,913	—	—	9,913	—	—	—	9,913
Reclassification of vested share-based awards	—	—	—	—	(250)	—	—	(250)	250	—	250	—
Adjustment to redeemable noncontrolling interests—operating partnership	1,876	—	—	—	(1,876)	—	—	(1,876)	—	—	—	(1,876)
Dividends declared on preferred stock	—	—	—	—	—	(16,670)	—	(16,670)	—	—	—	(16,670)
Dividends and distributions on common stock and common and incentive units	(169)	—	—	—	—	(225,188)	—	(225,188)	(9,490)	—	(9,490)	(234,678)
Distributions from noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(1,787)	(1,787)	(1,787)
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)	(110,086)
Net income (loss)	39	—	—	—	—	66,497	—	66,497	2,261	(1,223)	1,038	67,535
Other comprehensive income (loss)—foreign currency translation adjustments	—	—	—	—	—	—	23,652	23,652	1,016	—	1,016	24,668
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(958)	(958)	(42)	—	(42)	(1,000)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(1,731)	(1,731)	(74)	—	(74)	(1,805)

Balance as of September 30, 2019	$19,090	$1,099,534	208,583,244	$2,069	$11,540,980	$(3,136,668)	$(68,625)	$9,437,290	$731,216	$42,349	$773,565	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Three Months Ended September 30, 2018	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity

Balance as of June 30, 2018	$52,805	$1,249,560	206,055,117	$2,047	$11,310,132	$(2,314,291)	$(107,070)	$10,140,378	$654,261	$2,289	$656,550	$10,796,928
Conversion of common units to common stock	—	—	161,153	2	13,867	—	—	13,869	(13,869)	—	(13,869)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	13,146	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(640)	—	—	(640)	—	—	—	(640)
Shares issued under employee stock purchase plan	—	—	37,639	—	3,365	—	—	3,365	—	—	—	3,365
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(234)	—	—	(234)	—	—	—	(234)
Amortization of share-based compensation	—	—	—	—	7,755	—	—	7,755	—	—	—	7,755
Reclassification of vested share-based awards	—	—	—	—	(784)	—	—	(784)	784	—	784	—
Adjustment to redeemable noncontrolling interests—operating partnership	(35,252)	—	—	—	(426)	—	—	(426)	35,678	—	35,678	35,252
Dividends declared on preferred stock	—	—	—	—	—	(20,329)	—	(20,329)	—	—	—	(20,329)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(208,166)	—	(208,166)	(8,438)	—	(8,438)	(216,604)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	63,683	63,683	63,683
Net income (loss)	—	—	—	—	—	87,597	—	87,597	2,700	(33)	2,667	90,264
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	2,278	2,278	90	—	90	2,368
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	2,814	2,814	111	—	111	2,925
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(1,223)	(1,223)	(48)	—	(48)	(1,271)

Balance as of September 30, 2018	$17,553	$1,249,560	206,267,055	$2,049	$11,333,035	$(2,455,189)	$(103,201)	$10,026,254	$671,269	$65,939	$737,208	$10,763,462

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Nine Months Ended September 30, 2019	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity

Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	1,841,692	18	163,843	—	—	163,861	(163,861)	—	(163,861)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	252,122	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(1,258)	—	—	(1,258)	—	—	—	(1,258)
Shares issued under employee stock purchase plan	—	—	63,774	—	5,462	—	—	5,462	—	—	—	5,462
Issuance of series K preferred stock, net of offering costs	—	203,264	—	—	—	—	—	203,264	—	—	—	203,264
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of share-based compensation	—	—	—	—	28,774	—	—	28,774	—	—	—	28,774
Reclassification of vested share-based awards	—	—	—	—	(7,962)	—	—	(7,962)	7,962	—	7,962	—
Adjustment to redeemable noncontrolling interests—operating partnership	3,630	—	—	—	(3,630)	—	—	(3,630)	—	—	—	(3,630)
Dividends declared on preferred stock	—	—	—	—	—	(54,283)	—	(54,283)	—	—	—	(54,283)
Dividends and distributions on common stock and common and incentive units	(507)	—	—	—	—	(674,713)	—	(674,713)	(29,315)	—	(29,315)	(704,028)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	60,961	60,961	60,961
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income (loss)	135	—	—	—	—	243,477	—	243,477	7,865	(1,582)	6,283	249,760
Other comprehensive income (loss)—foreign currency translation adjustments	—	—	—	—	—	—	63,725	63,725	2,786	—	2,786	66,511
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(10,901)	(10,901)	(478)	—	(478)	(11,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(5,802)	(5,802)	(253)	—	(253)	(6,055)

Balance as of September 30, 2019	$19,090	$1,099,534	208,583,244	$2,069	$11,540,980	$(3,136,668)	$(68,625)	$9,437,290	$731,216	$42,349	$773,565	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

Nine Months Ended September 30, 2018	Redeemable Noncontrolling Interests -- Operating Partnership	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity

Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	567,792	6	49,690	—	—	49,696	(49,696)	—	(49,696)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	206,264	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(1,292)	—	—	(1,292)	—	—	—	(1,292)
Shares issued under employee stock purchase plan	—	—	69,532	—	5,874	—	—	5,874	—	—	—	5,874
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(4,951)	—	—	(4,952)	—	—	—	(4,952)
Amortization of share-based compensation	—	—	—	—	25,213	—	—	25,213	—	—	—	25,213
Reclassification of vested share-based awards	—	—	—	—	(3,631)	—	—	(3,631)	3,631	—	3,631	—
Adjustment to redeemable noncontrolling interests—operating partnership	(36,349)	—	—	—	671	—	—	671	35,678	—	35,678	36,349
Dividends declared on preferred stock	—	—	—	—	—	(60,987)	—	(60,987)	—	—	—	(60,987)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(624,252)	—	(624,252)	(25,558)	—	(25,558)	(649,810)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	63,745	63,745	63,745
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915	—	5,915	—	—	—	5,915
Net income (loss)	—	—	—	—	—	279,687	—	279,687	8,880	(49)	8,831	288,518
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(8,272)	(8,272)	(336)	—	(336)	(8,608)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	15,705	15,705	631	—	631	16,336
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(2,202)	(2,202)	(87)	—	(87)	(2,289)

Balance as of September 30, 2018	$17,553	$1,249,560	206,267,055	$2,049	$11,333,035	$(2,455,189)	$(103,201)	$10,026,254	$671,269	$65,939	$737,208	$10,763,462
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$249,895	$288,518
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / sale of properties, net	(67,497)	(80,042)
Unrealized gain on equity investment	(34,931)	(2,005)
Impairment of investments in real estate	5,351	—
Equity in losses (earnings) of unconsolidated joint ventures	3,090	(23,734)
Distributions from unconsolidated joint ventures	26,739	15,487
Write-off due to early lease terminations	9,633	1,723
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	612,678	570,179
Amortization of acquired in-place lease value and deferred leasing costs	276,088	317,355
Amortization of share-based compensation	25,966	21,177
Non-cash amortization of terminated swaps	785	858
Allowance for doubtful accounts	1,871	2,594
Amortization of deferred financing costs	10,299	8,926
Loss from early extinguishment of debt	4,090	—
Amortization of debt discount/premium	1,671	2,590
Amortization of acquired above-market leases and acquired below-market leases, net	12,988	20,008
Changes in assets and liabilities:
Accounts and other receivables	(37,510)	(37,498)
Deferred rent	(40,356)	(29,474)
Deferred leasing costs	(20,960)	(18,986)
Other assets	(25,397)	(20,794)
Accounts payable, operating lease liabilities and other accrued liabilities	100,495	3,671
Security deposits and prepaid rents	(3,044)	(6,704)
Net cash provided by operating activities	1,111,944	1,033,849
Cash flows from investing activities:
Improvements to investments in real estate	(1,125,772)	(946,118)
Acquisitions of real estate	(74,973)	(116,990)
Proceeds from sale of properties, net of sales costs	—	286,204
Proceeds from the Ascenty joint venture transaction	702,439	—
Deconsolidation of Ascenty cash	(97,081)	—
Contributions to unconsolidated joint ventures	(81,423)	(463)
Prepaid construction costs and other investments	(2,598)	(13,514)
Deposits paid for acquisitions of real estate	(12,474)	—
Improvement advances to tenants	(37,785)	(35,223)
Collection of improvement advances to tenants	21,611	32,328
Net cash used in investing activities	(708,056)	(793,776)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$2,876,819	$1,079,673
Repayments on global revolving credit facilities	(2,674,931)	(1,045,816)
Repayments on unsecured term loans	(375,000)	(39,095)
Borrowings on unsecured senior notes	2,325,566	649,038
Repayments on unsecured senior notes	(1,539,613)	—
Principal payments on mortgage loans	(478)	(440)
Payment of loan fees and costs	(16,843)	(6,272)
Premium paid for early extinguishment of debt	(35,067)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	60,961	63,745
Taxes paid related to net settlement of stock-based compensation awards	—	(4,952)
Proceeds from common and preferred stock offerings, net	202,006	(1,292)
Redemption of preferred stock	(365,050)	—
Proceeds from equity plans	5,462	5,874
Proceeds from forward swap contract	—	1,560
Payment of dividends to preferred stockholders	(54,283)	(60,987)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(921,776)	(849,571)
Net cash used in financing activities	(512,227)	(208,535)
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,339)	31,538
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,479)	9,591
Cash, cash equivalents and restricted cash at beginning of period	135,222	13,181
Cash, cash equivalents and restricted cash at end of period	$15,404	$54,310

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$262,532	$247,652
Cash paid for income taxes	13,187	7,861
Operating cash paid used in the measurement of operating lease liabilities	67,162	—
Supplementary disclosure of noncash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$671,822	$—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$66,511	$(8,608)
(Decrease) increase in other assets related to change in fair value of interest rate swaps	(11,379)	16,336
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	(9,436)	—
Noncontrolling interests in operating partnership converted to shares of common stock	163,861	49,696
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	171,670	193,615
Addition to leasehold improvements pursuant to capital lease obligation	—	73,873

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—
Account receivables	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—
Goodwill	(967,189)	—
Other assets	(31,099)	—
Secured debt	571,873	—
Accounts payable and other accrued liabilities	72,449	—
Accumulated other comprehensive loss	(21,687)	—
Deconsolidation of Ascenty cash	(97,081)	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—

Recognition of retained equity investment in unconsolidated Ascenty joint venture	$727,439	$—

Deconsolidation of consolidated joint venture:
Investment in real estate	$(199,063)	$—
Account receivables	(14,545)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(23)	—
Other assets	(13)	—
Accounts payable and other accrued liabilities	1,316	—
Non-controlling interest in consolidated joint venture	110,086	—
Deconsolidation of cash and cash equivalents	(7,844)	—
Net carrying value of assets, liabilities and equity deconsolidated	$(110,086)	$—

Recognition of retained equity investment in unconsolidated joint venture	$110,086	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2019	December 31, 2018

ASSETS
Investments in real estate:
Properties:
Land	$790,821	$859,113
Acquired ground leases	10,133	10,575
Buildings and improvements	14,998,062	15,610,992
Tenant improvements	608,064	574,336
Total investments in operating properties	16,407,080	17,055,016
Accumulated depreciation and amortization	(4,298,629)	(3,935,267)
Net investments in operating properties	12,108,451	13,119,749
Construction in progress and space held for development	1,647,130	1,621,928
Land held for future development	150,265	162,941
Net investments in properties	13,905,846	14,904,618
Investments in unconsolidated joint ventures	1,035,861	175,108
Net investments in real estate	14,941,707	15,079,726
Operating lease right-of-use assets, net	634,085	—
Cash and cash equivalents	7,190	126,700
Accounts and other receivables, net	304,712	299,621
Deferred rent, net	471,516	463,248
Acquired above-market leases, net	84,315	119,759
Goodwill	3,338,168	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net	2,245,017	3,144,395
Assets held for sale and contribution	967,527	—
Other assets	178,528	185,239
Total assets	$23,172,765	$23,766,695
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,833,512	$1,647,735
Unsecured term loan, net	796,232	1,178,904
Unsecured senior notes, net	8,189,138	7,589,126
Secured debt, including premiums	105,153	685,714
Operating lease liabilities	699,381	—
Accounts payable and other accrued liabilities	938,740	1,164,509
Accrued dividends and distributions	—	217,241
Acquired below-market leases, net	153,422	200,113
Security deposits and prepaid rents	203,708	209,311
Obligations associated with assets held for sale and contribution	23,534	—
Total liabilities	12,942,820	12,892,653
Redeemable limited partner common units	19,090	15,832
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 44,450,000 and 50,650,000 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,099,534	1,249,560
Common units, 208,583,244 and 206,425,656 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	8,406,381	8,724,731
Limited Partners, 9,143,981 and 10,580,884 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	733,907	911,256
Accumulated other comprehensive loss	(71,316)	(120,393)
Total partners’ capital	10,168,506	10,765,154
Noncontrolling interests in consolidated joint ventures	42,349	93,056
Total capital	10,210,855	10,858,210
Total liabilities and capital	$23,172,765	$23,766,695
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Rental and other services	$802,472	$603,833	$2,413,888	$1,792,457
Tenant reimbursements	—	163,104	—	468,906
Fee income and other	3,994	1,987	7,890	6,848
Total operating revenues	806,466	768,924	2,421,778	2,268,211
Operating Expenses:
Rental property operating and maintenance	259,431	245,971	766,417	701,933
Property taxes and insurance	41,358	37,524	126,587	106,408
Depreciation and amortization	286,718	293,957	888,766	887,534
General and administrative	49,985	41,642	156,427	124,264
Transactions and integration	4,115	9,626	10,819	19,410
Impairment of investments in real estate	—	—	5,351	—
Other	92	1,139	12,129	1,722
Total operating expenses	641,699	629,859	1,966,496	1,841,271

Operating income	164,767	139,065	455,282	426,940
Other Income (Expenses):
Equity in (losses) earnings of unconsolidated joint ventures	(19,269)	8,886	(3,090)	23,734
Gain on deconsolidation / sale of properties, net	—	26,577	67,497	80,042
Interest and other income, net	16,842	(981)	55,266	2,375
Interest expense	(84,574)	(80,851)	(272,177)	(236,646)
Tax expense	(4,826)	(2,432)	(13,726)	(7,927)
Loss from early extinguishment of debt	(5,366)	—	(39,157)	—
Net income	67,574	90,264	249,895	288,518
Net loss attributable to noncontrolling interests in consolidated joint ventures	1,223	33	1,582	49
Net income attributable to Digital Realty Trust, L.P.	68,797	90,297	251,477	288,567
Preferred units distributions, including undeclared distributions	(16,670)	(20,329)	(54,283)	(60,987)
Issuance costs associated with redeemed preferred units	—	—	(11,760)	—
Net income available to common unitholders	$52,127	$69,968	$185,434	$227,580
Net income per unit available to common unitholders:
Basic	$0.24	$0.33	$0.85	$1.06
Diluted	$0.24	$0.33	$0.85	$1.06
Weighted average common units outstanding:
Basic	217,375,296	214,289,384	217,254,811	214,199,414
Diluted	218,755,597	214,937,168	218,280,351	214,824,010
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$67,574	$90,264	$249,895	$288,518
Other comprehensive income (loss):
Foreign currency translation adjustments	24,668	2,368	44,824	(8,608)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	21,687	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(1,000)	2,925	(11,379)	16,336
Reclassification to interest expense from interest rate swaps	(1,805)	(1,271)	(6,055)	(2,289)
Comprehensive income	$89,437	$94,286	$298,972	$293,957
Comprehensive loss attributable to noncontrolling interests in consolidated joint ventures	1,223	33	1,582	49
Comprehensive income attributable to Digital Realty Trust, L.P.	$90,660	$94,319	$300,554	$294,006
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Three Months Ended September 30, 2019		Units	Amount	Units	Amount	Units	Amount

Balance as of June 30, 2019	$17,344	44,450,000	$1,099,534	208,324,538	$8,552,279	9,370,049	$759,641	$(93,179)	$10,318,275	$155,445	$10,473,720
Conversion of limited partner common units to general partner common units	—	—	—	218,752	18,755	(218,752)	(18,755)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	1,414	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(282)	—	—	—	(282)	—	(282)
Issuance of common units, net of forfeitures	—	—	—	—	—	(7,316)	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	38,540	3,203	—	—	—	3,203	—	3,203
Amortization of share-based compensation	—	—	—	—	9,913	—	—	—	9,913	—	9,913
Reclassification of vested share-based awards	—	—	—	—	(250)	—	250	—	—	—	—
Adjustment to redeemable partnership units	1,876	—	—	—	(1,876)	—	—	—	(1,876)	—	(1,876)
Distributions	(169)	—	(16,670)	—	(225,188)	—	(9,490)	—	(251,348)	—	(251,348)
Distributions from noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(1,787)	(1,787)
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)
Net income (loss)	39	—	16,670	—	49,827	—	2,261	—	68,758	(1,223)	67,535
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	24,668	24,668	—	24,668
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(1,805)	(1,805)	—	(1,805)

Balance as of September 30, 2019	$19,090	44,450,000	$1,099,534	208,583,244	$8,406,381	9,143,981	$733,907	$(71,316)	$10,168,506	$42,349	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Three Months Ended September 30, 2018		Units	Amount	Units	Amount	Units	Amount

Balance as of June 30, 2018	$52,805	50,650,000	$1,249,560	206,055,117	$8,997,888	8,498,032	$658,659	$(111,468)	$10,794,639	$2,289	$10,796,928
Conversion of limited partner common units to general partner common units	—	—	—	161,153	13,869	(161,153)	(13,869)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	13,146	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(640)	—	—	—	(640)	—	(640)
Issuance of common units, net of forfeitures	—	—	—	—	—	3,708	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	37,639	3,365	—	—	—	3,365	—	3,365
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(234)	—	—	—	(234)	—	(234)
Amortization of share-based compensation	—	—	—	—	7,755	—	—	—	7,755	—	7,755
Reclassification of vested share-based awards	—	—	—	—	(784)	—	784	—	—	—	—
Adjustment to redeemable partnership units	(35,252)	—	—	—	(426)	—	35,678	—	35,252	—	35,252
Distributions	—	—	(20,329)	—	(208,166)	—	(8,438)	—	(236,933)	—	(236,933)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	63,683	63,683
Net income (loss)	—	—	20,329	—	67,268	—	2,700	—	90,297	(33)	90,264
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	2,368	2,368	—	2,368
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	2,925	2,925	—	2,925
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(1,271)	(1,271)	—	(1,271)

Balance as of September 30, 2018	$17,553	50,650,000	$1,249,560	206,267,055	$8,879,895	8,340,587	$675,514	$(107,446)	$10,697,523	$65,939	$10,763,462

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Nine Months Ended September 30, 2019		Units	Amount	Units	Amount	Units	Amount

Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$10,765,154	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	1,841,692	163,861	(1,841,692)	(163,861)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	252,122	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(1,258)	—	—	—	(1,258)	—	(1,258)
Issuance of common units, net of forfeitures	—	—	—	—	—	404,789	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	63,774	5,462	—	—	—	5,462	—	5,462
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,264	—	—	—	—	—	203,264	—	203,264
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)	—	—	—	(365,050)	—	(365,050)
Amortization of share-based compensation	—	—	—	—	28,774	—	—	—	28,774	—	28,774
Reclassification of vested share-based awards	—	—	—	—	(7,962)	—	7,962	—	—	—	—
Adjustment to redeemable partnership units	3,630	—	—	—	(3,630)	—	—	—	(3,630)	—	(3,630)
Distributions	(507)	—	(54,283)	—	(674,713)	—	(29,315)	—	(758,311)	—	(758,311)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	60,961	60,961
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	(6,318)	—	(6,318)
Net income (loss)	135	—	54,283	—	189,194	—	7,865	—	251,342	(1,582)	249,760
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	66,511	66,511	—	66,511
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(11,379)	(11,379)	—	(11,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(6,055)	(6,055)	—	(6,055)

Balance as of September 30, 2019	$19,090	44,450,000	$1,099,534	208,583,244	$8,406,381	9,143,981	$733,907	$(71,316)	$10,168,506	$42,349	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	Redeemable Limited Partner Common Units	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
		Preferred Units		Common Units		Common Units
Nine Months Ended September 30, 2018		Units	Amount	Units	Amount	Units	Amount

Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$11,047,207	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	567,792	49,696	(567,792)	(49,696)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	206,264	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(1,292)	—	—	—	(1,292)	—	(1,292)
Issuance of common units, net of forfeitures	—	—	—	—	—	419,284	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	69,532	5,874	—	—	—	5,874	—	5,874
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(4,952)	—	—	—	(4,952)	—	(4,952)
Amortization of share-based compensation	—	—	—	—	25,213	—	—	—	25,213	—	25,213
Reclassification of vested share-based awards	—	—	—	—	(3,631)	—	3,631	—	—	—	—
Adjustment to redeemable partnership units	(36,349)	—	—	—	671	—	35,678	—	36,349	—	36,349
Distributions	—	—	(60,987)	—	(624,252)	—	(25,558)	—	(710,797)	—	(710,797)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	63,745	63,745
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	5,915	—	—	—	5,915	—	5,915
Net income (loss)	—	—	60,987	—	218,700	—	8,880	—	288,567	(49)	288,518
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(8,608)	(8,608)	—	(8,608)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	16,336	16,336	—	16,336
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(2,289)	(2,289)	—	(2,289)

Balance as of September 30, 2018	$17,553	50,650,000	$1,249,560	206,267,055	$8,879,895	8,340,587	$675,514	$(107,446)	$10,697,523	$65,939	$10,763,462
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$249,895	$288,518
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / sale of properties, net	(67,497)	(80,042)
Unrealized gain on equity investment	(34,931)	(2,005)
Impairment of investments in real estate	5,351	—
Equity in losses (earnings) of unconsolidated joint ventures	3,090	(23,734)
Distributions from unconsolidated joint ventures	26,739	15,487
Write-off due to early lease terminations	9,633	1,723
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	612,678	570,179
Amortization of acquired in-place lease value and deferred leasing costs	276,088	317,355
Amortization of share-based compensation	25,966	21,177
Non-cash amortization of terminated swaps	785	858
Allowance for doubtful accounts	1,871	2,594
Amortization of deferred financing costs	10,299	8,926
Loss from early extinguishment of debt	4,090	—
Amortization of debt discount/premium	1,671	2,590
Amortization of acquired above-market leases and acquired below-market leases, net	12,988	20,008
Changes in assets and liabilities:
Accounts and other receivables	(37,510)	(37,498)
Deferred rent	(40,356)	(29,474)
Deferred leasing costs	(20,960)	(18,986)
Other assets	(25,397)	(20,794)
Accounts payable, operating lease liabilities and other accrued liabilities	100,495	3,671
Security deposits and prepaid rents	(3,044)	(6,704)
Net cash provided by operating activities	1,111,944	1,033,849
Cash flows from investing activities:
Improvements to investments in real estate	(1,125,772)	(946,118)
Acquisitions of real estate	(74,973)	(116,990)
Proceeds from sale of properties, net of sales costs	—	286,204
Proceeds from the Ascenty joint venture transaction	702,439	—
Deconsolidation of Ascenty cash	(97,081)	—
Contributions to unconsolidated joint ventures	(81,423)	(463)
Prepaid construction costs and other investments	(2,598)	(13,514)
Deposits paid for acquisitions of real estate	(12,474)	—
Improvement advances to tenants	(37,785)	(35,223)
Collection of improvement advances to tenants	21,611	32,328
Net cash used in investing activities	(708,056)	(793,776)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$2,876,819	$1,079,673
Repayments on global revolving credit facilities	(2,674,931)	(1,045,816)
Repayments on unsecured term loans	(375,000)	(39,095)
Borrowings on unsecured senior notes	2,325,566	649,038
Repayments on unsecured senior notes	(1,539,613)	—
Principal payments on mortgage loans	(478)	(440)
Payment of loan fees and costs	(16,843)	(6,272)
Premium paid for early extinguishment of debt	(35,067)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	60,961	63,745
Taxes paid related to net settlement of stock-based compensation awards	—	(4,952)
General partner contributions	207,468	4,582
General partner distributions	(365,050)	—
Proceeds from forward swap contract	—	1,560
Payment of distributions to preferred unitholders	(54,283)	(60,987)
Payment of distributions to common unitholders	(921,776)	(849,571)
Net cash used in financing activities	(512,227)	(208,535)
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,339)	31,538
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,479)	9,591
Cash, cash equivalents and restricted cash at beginning of period	135,222	13,181
Cash, cash equivalents and restricted cash at end of period	$15,404	$54,310

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$262,532	$247,652
Cash paid for income taxes	13,187	7,861
Operating cash paid used in the measurement of operating lease liabilities	67,162	—
Supplementary disclosure of noncash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	671,822	$—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$66,511	$(8,608)
Increase (decrease) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps and foreign currency hedges	(11,379)	16,336
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	(9,436)	—
Limited Partner common units converted to General Partner common units	163,861	49,696
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	171,670	193,615
Addition to leasehold improvements pursuant to capital lease obligation	—	73,873

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—
Account receivables	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—
Goodwill	(967,189)	—
Other assets	(31,099)	—
Secured debt	571,873	—
Accounts payable and other accrued liabilities	72,449	—
Accumulated other comprehensive loss	(21,687)	—
Deconsolidation of Ascenty cash	(97,081)	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—

Recognition of retained equity investment in unconsolidated Ascenty joint venture	$727,439	$—

Deconsolidation of consolidated joint venture:
Investment in real estate	$(199,063)	$—
Account receivables	(14,545)	—
Acquired in-place lease value, deferred leasing costs and intangibles	(23)	—
Other assets	(13)	—
Accounts payable and other accrued liabilities	1,316	—
Non-controlling interest in consolidated joint venture	110,086	—
Deconsolidation of cash and cash equivalents	(7,844)	—
Net carrying value of assets, liabilities and capital deconsolidated	$(110,086)	$—

Recognition of retained equity investment in unconsolidated joint venture	$110,086	$—

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of September 30, 2019 and December 31, 2018 is as follows:

	Data Centers
	As of September 30, 2019				As of December 31, 2018
Region	Operating	Held for Sale and Contribution (1)	Unconsolidated Joint Ventures	Total	Operating	Unconsolidated Joint Ventures	Total
United States	119	14	14	147	131	14	145
Europe	41	—	—	41	38	—	38
Latin America	—	—	19	19	16	—	16
Asia	3	—	5	8	3	4	7
Australia	5	—	—	5	5	—	5
Canada	2	1	—	3	3	—	3
Total	170	15	38	223	196	18	214

(1)
Includes 10 Powered Base Building® properties, which comprise 12 data centers, that are held for sale to a third party and three data centers that are held for contribution to a joint venture as of September 30, 2019 (see Note 3).

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

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe, the Fortaleza, Rio de Janeiro, Santiago and São Paulo metropolitan areas in Latin America, and the Hong Kong, Melbourne, Osaka, Seoul, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway facilities and office and other non-data center space.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2019, Digital Realty Trust, Inc. owned a 95.8% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2018, Digital Realty Trust, Inc. owned a 95.1% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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
(Unaudited)

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2019, cash equivalents consist of investments in money market instruments.
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

We amortize the difference between the cost of our investments in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was immaterial for the three and nine months ended September 30, 2019 and 2018, respectively.

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
(Unaudited)

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

In considering whether to classify a property as held for sale or contribution, the Company considers whether: (i) management has committed to a plan to sell or contribute the property; (ii) the property is available for immediate sale or contribution in its present condition; (iii) the Company has initiated a program to locate a buyer or joint venture partner; (iv) the Company believes that the sale or contribution of the property is probable; (v) the Company is actively marketing the property for sale or contribution at a price that is reasonable in relation to its current value; and (vi) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all the above criteria are met, the Company classifies the property as held for sale or contribution. Assets classified as held for sale are expected to be sold to a third party and assets classified as held for contribution are expected to be contributed to an unconsolidated joint venture or to a third party within twelve months. At such time, the respective assets and liabilities are presented separately in the condensed consolidated balance sheets and depreciation is no longer recognized. Assets held for sale or contribution are reported at the lower of their carrying amount or their estimated fair value less the costs to sell or contribute. Only those assets held for sale or contribution that constitute a strategic shift that has or will have a major effect on our operations are classified as discontinued operations.  To date we have had no property dispositions or assets classified as held for sale or contribution that would meet the definition of discontinued operations.

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
(Unaudited)

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
During the three months ended September 30, 2019 and 2018, we capitalized interest of approximately $9.9 million and $9.7 million, respectively, and approximately $30.3 million and $25.3 million during the nine months ended September 30, 2019 and 2018, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $12.9 million and $10.8 million during the three months ended September 30, 2019 and 2018, respectively, and approximately $37.4 million and $31.1 million during the nine months ended September 30, 2019 and 2018, respectively.
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

The following is a summary of goodwill activity for the nine months ended September 30, 2019 (in thousands):

	Balance as of December 31, 2018	Deconsolidation	Goodwill Adjustments (1)	Impact of Change in Foreign Exchange Rates	Balance as of September 30, 2019
Merger / Portfolio Acquisition

Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	442,349	—	(9,436)	(17,736)	415,177
DFT Merger	2,592,146	—	—	—	2,592,146
Ascenty Acquisition	982,667	(982,667)	—	—	—
Total	$4,348,007	$(982,667)	$(9,436)	$(17,736)	$3,338,168

(1)	As a result of a subsequent change to an acquired deferred tax liability that would not have impacted consideration paid, goodwill was adjusted.

(g) Leases

We lease real estate, including corporate and regional offices, data center space, and land, along with IT equipment. When we receive substantially all economic benefits from and direct use of specified property, plant and equipment, we account for those transactions as leases under ASU No. 2016-02 Leases (Topic 842). See Note 2(t) for further discussion regarding the adoption of Topic 842 on January 1, 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
(Unaudited)

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

(k) Income Taxes
Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (a “REIT”) for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. fails to qualify as a REIT in any taxable year, it will be subject to federal corporate income tax (including any applicable alternative minimum tax for taxable years prior to 2018) on its taxable income.

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s taxable REIT subsidiaries are subject to federal, state, local and foreign income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes for its taxable REIT subsidiaries, including for federal, state, local and foreign jurisdictions, as appropriate.
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2019 and December 31, 2018, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2019 and 2018, we had no such interest or penalties. The tax year 2016 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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
(Unaudited)

attributable to the Company and to the noncontrolling interests are presented on the Company’s condensed consolidated income statements.
(n) Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842 commencing on January 1, 2019 and “Leases (Topic 840)” prior to 2019. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topics 842 and 840, as applicable, was 99% and 97% and Topic 606 was less than 1% and 3% of total operating revenue for the three and nine months ended September 30, 2019 and 2018, respectively.

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

We make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net revenue because a higher bad debt allowance would result in lower net revenue, and recognizing rental revenue as earned in one period versus another would result in higher or lower net revenue for a particular period. The allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 was approximately $13.2 million and $11.6 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

(p) Gain on Sale of Properties

We account for the sale of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. During the nine months ended September 30, 2018, the Company sold real estate properties for gross proceeds of $291.7 million, and recorded a net gain of $80.4 million. The Company did not sell any real estate properties during the nine months ended September 30, 2019.

(q) Gain on Deconsolidation

We deconsolidate our subsidiaries in accordance with ASC 810, Consolidation, as of the date we cease to have a controlling financial interest in our subsidiaries. We account for the deconsolidation of our subsidiaries by recognizing a gain or loss in accordance with ASC 810. This gain or loss is measured at the date our subsidiaries are deconsolidated as the difference between (a) the aggregate of the fair value of any consideration received, the fair value of any retained non-controlling interest in our subsidiaries being deconsolidated, and the carrying amount of any non-controlling interest in our subsidiaries being deconsolidated, including any accumulated other comprehensive income/loss attributable to the non-controlling interest, and (b) the carrying amount of the assets and liabilities of our subsidiaries being deconsolidated. During the nine months ended September 30, 2019, the Company deconsolidated Ascenty (see Note 5) and recorded a gain of $67.5 million.
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
Operating revenues from properties in the United States were $659.8 million and $629.3 million and outside the United States were $146.7 million and $139.7 million for the three months ended September 30, 2019 and 2018, respectively. Operating revenues from properties in the United States were $1.9 billion and $1.8 billion and outside the United States were $475.9 million and $421.3 million for the nine months ended September 30, 2019 and 2018, respectively. We had investments in real estate located in the United States of $10.5 billion and $11.1 billion, and outside the United States of $3.4 billion and $3.8 billion, as of September 30, 2019 and December 31, 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Operating revenues from properties located in the United Kingdom were $68.9 million and $72.6 million, or 8.5% and 9.4% of total operating revenues, for the three months ended September 30, 2019 and 2018, respectively. Operating revenues from properties located in the United Kingdom were $215.8 million and $221.9 million, or 8.9% and 9.8% of total operating revenues, for the nine months ended September 30, 2019 and 2018, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.6 billion and $1.6 billion, or 11.4% and 10.9% of total long-lived assets, as of September 30, 2019 and December 31, 2018, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2019 and December 31, 2018.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Real Estate
Acquisitions
We acquired the following real estate during the nine months ended September 30, 2019:

Location	Market	Date Acquired	Amount (in millions)
Land parcels (1)	Various	Various	$44.3
21780 Filigree Court	Northern Virginia	May 2, 2019	28.0
			$72.3

(1)
Represents five currently vacant land parcels in total located in the United States, Europe and Asia which are not included in our operating property count. Purchase price in U.S. dollars and excludes capitalized closing costs.

Assets Held For Sale / Contribution

On September 16, 2019, we announced the proposed sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree Investments Pte Ltd (“Mapletree Investments”) and Mapletree Industrial Trust (“MIT” and together with Mapletree Investments, “Mapletree”), at a purchase consideration of approximately $557.0 million. As of September 30, 2019, these 12 data centers had an aggregate carrying value of $224.2 million within total assets and $2.5 million within total liabilities and are shown as assets held for sale and contribution and obligations associated with assets held for sale and contribution on the condensed consolidated balance sheet. The 12 data centers are not representative of a significant component of our portfolio, nor does the potential sales represent a significant shift in our strategy.

On September 16, 2019, we also announced a contribution of three Turn-Key Flex® data centers, valued at approximately $1.0 billion, to a new joint venture with Mapletree in exchange for a 20% interest in the joint venture and approximately $0.8 billion of cash, net of closing costs. An entity jointly owned by Mapletree Investments and MIT will contribute such cash to the joint venture in exchange for an 80% interest in the joint venture. The carrying value of the three data centers is classified as assets held for sale and contribution on our condensed consolidated balance sheet as of September 30, 2019. The disposition of a portion of our interest in the three data centers met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the venture. As of September 30, 2019, these three data centers had an aggregate carrying value of $743.3 million within total assets and $21.0 million within total liabilities and are shown as assets held for sale and contribution and obligations associated with assets held for sale and contribution on the condensed consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Leases

We lease space at certain of our data centers from third parties, primarily data centers acquired as part of the Telx Acquisition and European Portfolio Acquisition, and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2074. As of September 30, 2019, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. The termination dates of these ground leases range from 2024 to 2982. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2027.
The leases may contain renewal and/or early termination options that are not reasonably certain of exercise as of September 30, 2019. Also, the leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases.
Supplemental balance sheet information related to leases as of September 30, 2019 was as follows (in thousands):

	Balance Sheet Classification	Balance as of September 30, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets, net (1)	$634,085
Finance lease assets	Buildings and improvements, net (2)	124,477
Total leased assets		$758,562

Liabilities:
Operating lease liabilities	Operating lease liabilities	$699,381
Finance lease liabilities	Accounts payable and other accrued liabilities	168,266
Total lease liabilities		$867,647

(1)	Net of accumulated depreciation and amortization of $37.7 million as of September 30, 2019.

(2)	Net of accumulated depreciation and amortization of $3.4 million as of September 30, 2019.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows (in thousands):

Lease cost	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$1,264	$3,771
Interest on lease liabilities	Interest expense	1,435	4,566
Operating lease cost	Rental property operating and maintenance / General and administrative	22,633	68,503
Total lease cost		$25,332	$76,840

As of September 30, 2019, the weighted average remaining lease term for our operating leases and finance leases was 12 years and 24 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.1% for operating leases and 3.5% for finance leases at September 30, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The minimum commitment under operating leases, excluding fully prepaid ground leases, as of December 31, 2018 was as follows (in thousands):

2019	$84,712
2020	87,396
2021	86,212
2022	81,976
2023	80,707
Thereafter	539,047
Total	$960,050

Future minimum lease payments and their present value for property under capital lease obligations as of December 31, 2018, are as follows (in thousands):

2019	$11,657
2020	13,108
2021	13,207
2022	13,706
2023	14,219
Thereafter	285,774
351,671
Less amount representing interest	(137,827)
Present value	$213,844

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

	Operating lease liabilities	Finance lease liabilities

Remainder of 2019	$21,135	$2,075
2020	85,013	8,343
2021	83,824	8,389
2022	79,522	8,829
2023	78,265	9,262
Thereafter	546,530	221,854
Total undiscounted future cash flows	894,289	258,752
Less: Imputed interest	(194,908)	(90,486)
Present value of undiscounted future cash flows	$699,381	$168,266

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

On January 1, 2019, we adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under rental and other services in our condensed consolidated income statements for the three and nine months ended September 30, 2019.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized development properties and leases of land subject to ground leases at September 30, 2019 (in thousands):

Operating leases

Remainder of 2019	$625,824
2020	2,220,209
2021	1,852,760
2022	1,527,560
2023	1,328,487
Thereafter	5,158,479
Total	$12,713,319

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. We exclude reimbursements of operating expenses and rental increases that are not fixed.

5. Investments in Unconsolidated Joint Ventures
As of September 30, 2019 and December 31, 2018, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our condensed consolidated balance sheets consist of the following (in thousands):

Joint Venture	Metropolitan Area	% Ownership		Balance as of September 30, 2019	Balance as of December 31, 2018

Ascenty (1)	Brazil / Chile	51%	(2)	$737,727	$—
Digital MC	Osaka / Tokyo	50%		185,525	66,835
Chun Choi	Hong Kong	50%		98,706	96,094
Other				13,903	12,179
Total				$1,035,861	$175,108

(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.

(2)
Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture, which has a carrying value of approximately $25.0 million.

The debt of our unconsolidated joint ventures generally are non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Ascenty Joint Venture

We completed the acquisition of Ascenty on December 20, 2018 for total cash and equity consideration of approximately $2.0 billion, including approximately $116.0 million of assumed cash and cash equivalents. The transaction was initially funded with $600.0 million of proceeds from a non-recourse, five-year secured term loan; the issuance of approximately $254 million of Operating Partnership common units in exchange for the substantial majority of the Ascenty management's equity interests; and approximately $1.0 billion of unsecured corporate borrowings. On March 29, 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management. Brookfield invested approximately $702 million in exchange for approximately 49% of the total equity interests and a subsidiary of the Operating Partnership retained the remaining 51% equity interests (including an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture) in the joint venture which owns and operates Ascenty. The governing documents related to the Ascenty joint venture provide Brookfield and the Company shared power to direct the activities of the Ascenty joint venture that most significantly impact the Ascenty joint venture's economic performance. As a result of the formation of the joint venture, the Company determined that the joint venture is a variable interest entity (VIE) since the Ascenty joint venture's equity investment at risk is not sufficient to finance the Ascenty joint venture's ongoing data center development activities without additional subordinated financial support. The Company concluded that it is not the primary beneficiary because power is shared and it does not have substantive kick-out rights to obtain control and deconsolidated Ascenty. We recognized a gain of approximately $67.5 million (net of the accumulated foreign currency translation loss related to Ascenty) on the deconsolidation and subsequent recognition of our subsidiary's 51% equity investment in the Ascenty joint venture at its estimated fair value of $727 million on March 29, 2019. The fair value of the Company’s retained equity investment is based on Level 2 measurements within the fair value hierarchy based on the cash price paid by Brookfield for their 49% interest. The gain was calculated based on the: (i) the sum of the cash proceeds of $702 million received from Brookfield for its 49% interest and the estimated fair value of $727 million for our 51% retained interest less (ii) the carrying value of the Ascenty assets and liabilities deconsolidated as of March 29, 2019. The gain related to the remeasurement of the Company's retained equity interests to fair value was approximately $89.2 million. The reported gain of $67.5 million was net of a foreign currency translation loss of approximately $21.7 million previously included in accumulated other comprehensive loss, net, which accumulated during the period the Company consolidated Ascenty and translated the Brazilian Real, Ascenty's functional currency, into the Company's functional currency. The Company has no other subsidiaries or businesses with the Brazilian Real as its functional currency and, therefore, the deconsolidation of Ascenty resulted in the reclassification out of accumulated other comprehensive loss into a component of income from continuing operations in the condensed consolidated income statement. The Ascenty deconsolidation did not meet the criteria to be presented as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements Discontinued Operations, because the deconsolidation of Ascenty does not represent a strategic shift in and does not have a major effect on the Company's operations, as defined by ASC 205-20.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2019 and December 31, 2018.

	Balance as of
(Amounts in thousands)	September 30, 2019	December 31, 2018
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount (1)(2)	$1,348,534	$1,569,401
Accumulated amortization	(864,578)	(795,033)
Net	$483,956	$774,368
Tenant relationship value:
Gross amount (1)(2)	$1,831,554	$2,339,606
Accumulated amortization	(368,857)	(291,818)
Net	$1,462,697	$2,047,788
Acquired above-market leases:
Gross amount	$276,309	$277,796
Accumulated amortization	(191,994)	(158,037)
Net	$84,315	$119,759
Acquired below-market leases:
Gross amount (2)	$393,546	$442,535
Accumulated amortization	(240,124)	(242,422)
Net	$153,422	$200,113

(1)
In connection with the deconsolidation of Ascenty, $120.0 million of acquired in-place lease value and $375.0 million of tenant relationship value were written off during the nine months ended September 30, 2019.

(2)
In connection with the transactions with Mapletree (see Note 3), $93.0 million of acquired in-place lease value and $122.7 million of tenant relationship value were reclassified to assets held for sale and contribution, and $22.7 million of acquired below-market leases was reclassified to obligations associated with assets held for sale and contribution during the three months ended September 30, 2019.

Amortization of acquired above-market leases, net of acquired below-market leases, resulted in a decrease in rental revenues of $2.8 million and $6.8 million for the three months ended September 30, 2019 and 2018, respectively. Amortization of acquired above-market leases, net of acquired below-market leases, resulted in a decrease in rental revenues of $13.0 million and $20.6 million for the nine months ended September 30, 2019 and 2018, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 8.1 years and 2.6 years, respectively, as of September 30, 2019. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing October 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$(4,105)
2020	(10,693)
2021	(3,590)
2022	4,619
2023	9,384
Thereafter	73,492
Total	$69,107

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was approximately $32.4 million and $50.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $114.7 million and $162.3 million for the nine months ended September 30, 2019 and 2018, respectively. The expected average amortization period for acquired in-place lease value is 5.9 years as of September 30, 2019. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.6 years as of September 30, 2019. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing October 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$28,176
2020	98,331
2021	77,848
2022	58,210
2023	47,109
Thereafter	174,282
Total	$483,956

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $30.7 million and $30.8 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $99.3 million and $92.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the weighted average remaining contractual life for tenant relationship value was 13.3 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing October 1, 2019 is as follows:

(Amounts in thousands)
Remainder of 2019	$28,970
2020	115,879
2021	115,879
2022	115,879
2023	115,879
Thereafter	970,211
Total	$1,462,697

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Debt of the Company
In this Note 7, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes), 4.450% notes due 2028 (2028 Notes) and 3.600% notes due 2029 (3.600% 2029 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (3.300% 2029 Notes) and 3.750% notes due 2030 (2030 Notes) and the obligations of Digital Euro Finco, LLC, an indirect wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes) and 2.500% notes due 2026 (2026 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facilities and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2019		Maturity Date		Principal Outstanding at September 30, 2019		Principal Outstanding at December 31, 2018
Global revolving credit facilities	Various	(1)(4)	Jan 24, 2023	(1)	$1,846,026	(2)	$1,663,156	(2)
Deferred financing costs, net					(12,514)		(15,421)
Global revolving credit facilities, net					1,833,512		1,647,735
Unsecured Term Loans
2019 Term Loan	Base Rate + 1.000%		Jan 19, 2019		—		375,000
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023	(3)	499,533	(5)	508,120	(5)
Deferred financing costs, net					(3,301)		(4,216)
Unsecured term loans, net					796,232		1,178,904
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019		—	(11)	143,338	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020		—	(8)	500,000
3.400% notes due 2020	3.400%		Oct 1, 2020		—	(12)	500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		—	(12)	400,000
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		368,670	(7)	382,620	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		653,940	(6)	688,020	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		307,225	(7)	318,850	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		491,560	(7)	510,160	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,171,642	(6)	—
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.600% notes due 2029	3.600%		Jul 1, 2029		900,000		—
3.300% notes due 2029	3.300%		Jul 19, 2029		430,115	(7)	446,390	(7)
3.750% notes due 2030	3.750%		Oct 17, 2030		675,895	(7)(9)	510,160	(7)
Unamortized discounts, net of premiums					(11,183)		(19,859)
Total senior notes, net of discount					8,237,864		7,629,679
Deferred financing costs, net					(48,726)		(40,553)
Total unsecured senior notes, net of discount and deferred financing costs					8,189,138		7,589,126

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Indebtedness	Interest Rate at September 30, 2019		Maturity Date	Principal Outstanding September 30, 2019		Principal Outstanding December 31, 2018
Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020	$1,299		$1,776
Secured note due March 2023	LIBOR + 1.000%	(4)	Mar 1, 2023	104,000		104,000
Secured note due December 2023	Base Rate + 4.250%		Dec 20, 2023	—	(10)	600,000
Unamortized net premiums				78		148
Total mortgage loans, including premiums				105,377		705,924
Deferred financing costs, net				(224)		(20,210)
Total secured debt, including premiums and net of deferred financing costs				105,153		685,714
Total indebtedness				$10,924,035		$11,101,479
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

(2)	Balances as of September 30, 2019 and December 31, 2018 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2019		Weighted-average interest rate		Balance as of December 31, 2018		Weighted-average interest rate
Floating Rate Borrowing (a)(e)
U.S. dollar ($)	$960,000	(b)	3.00%	(b)	$890,000	(b)	3.37%	(b)
British pound sterling (£)	44,240	(c)	1.61%		8,290	(d)	1.61%
Euro (€)	438,685	(c)	0.90%		451,800	(d)	0.90%
Australian dollar (AUD)	31,725	(c)	1.94%		27,632	(d)	2.82%
Hong Kong dollar (HKD)	11,851	(c)	2.85%		8,797	(d)	3.14%
Japanese yen (JPY)	—		—%		4,105	(d)	0.90%
Singapore dollar (SGD)	75,182	(c)	2.55%		77,112	(d)	2.79%
Canadian dollar (CAD)	90,863	(c)	2.85%		60,856	(d)	3.16%
Total	$1,652,546		2.36%		$1,528,592		2.57%

Yen Revolving Credit Facility (a)	$193,480	(f)	0.50%		$134,564	(f)	0.50%

Total borrowings	$1,846,026		2.16%	(b)	$1,663,156		2.41%	(b)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(b)
As of September 30, 2019 and December 31, 2018, approximately $306.9 million of the U.S. dollar tranche was subject to interest rate swaps. As of September 30, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.79% (U.S. dollar) and 2.05% (Total borrowings). As of December 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.99% (U.S. dollar) and 2.20% (Total borrowings).

(c)	Based on exchange rates of $1.23 to £1.00, $1.09 to €1.00, $0.68 to 1.00 AUD, $0.13 to 1.00 HKD, $0.72 to 1.00 SGD and $0.76 to 1.00 CAD, respectively, as of September 30, 2019.

(d)	Based on exchange rates of $1.28 to £1.00, $1.15 to €1.00, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(e)	As of September 30, 2019, approximately $44.3 million of letters of credit were issued.

(f)	Based on exchange rates of $0.01 to 1.00 JPY for September 30, 2019 and December 31, 2018.

(3)
Interest rates are based on our current senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan. Two six months extensions are available for the 2024 Term Loan, which we may exercise if certain conditions are met.

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by a portion of U.S. dollar borrowings under the global revolving credit facility, a portion of U.S. dollar and Canadian dollar borrowings under the 2023 Term Loan and 2024 Term Loan, and the secured note due March 2023. See Note 15 "Derivative Instruments" for further information.

(5)	Balances as of September 30, 2019 and December 31, 2018 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2019		Weighted-average interest rate		Balance as of December 31, 2018		Weighted-average interest rate
U.S. dollar ($)	$300,000		3.03%	(b)	$300,000		3.46%	(d)
Singapore dollar (SGD)	144,069	(a)	2.68%		146,080	(c)	2.76%
Australian dollar (AUD)	195,952	(a)	2.06%		204,632	(c)	2.94%
Hong Kong dollar (HKD)	85,115	(a)	2.99%		85,188	(c)	3.32%
Canadian dollar (CAD)	74,397	(a)	2.95%	(b)	72,220	(c)	3.24%	(d)
Total	$799,533		2.72%	(b)	$808,120		3.17%	(d)

(a)	Based on exchange rates of $0.72 to 1.00 SGD, $0.68 to 1.00 AUD, $0.13 to 1.00 HKD and $0.76 to 1.00 CAD, respectively, as of September 30, 2019.

(b)
As of September 30, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.38% (Total). See Note 15 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.73 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.

(d)	As of December 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.66% (Total).

(6)	Based on exchange rates of $1.09 to €1.00 as of September 30, 2019 and $1.15 to €1.00 as of December 31, 2018.

(7)	Based on exchange rates of $1.23 to £1.00 as of September 30, 2019 and $1.28 to £1.00 as of December 31, 2018.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(12)
The 3.400% 2020 Notes and 2021 Notes were paid in full in June 2019 (by tender offer) and July 2019 (by redemption of the remaining balances after the tender offer). The tender offer resulted in an early extinguishment charge of approximately $5.4 million and $26.3 million during the three and nine months ended September 30, 2019, respectively.

The indentures governing our debt contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2019, we were in compliance with each of these financial covenants.
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

On March 6, 2019, Digital Euro Finco, LLC issued and sold an additional €225.0 million aggregate principal amount of 2026 Notes. The terms of the additional 2026 Notes are governed by the 2026 Notes Indenture pursuant to which Digital Euro Finco, LLC previously issued €850.0 million in aggregate principal amount of its 2026 Notes. The 2026 Notes issued in March 2019 are treated as a single series with the notes previously issued under the 2026 Notes Indenture.
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
1.125% Notes due 2028

On October 9, 2019, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €500.0 million aggregate principal amount of 1.125% Guaranteed Notes due 2028 denominated in Euros, which we refer to as the 2028 Notes. The 2028 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of the 2028 Notes are governed by an indenture, dated as of October 9, 2019, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “2028 Notes Indenture”). Net

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

proceeds from the offering were approximately €491.9 million (approximately $539.7 million based on the exchange rate on October 9, 2019) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under the operating partnership’s global revolving credit facility and for other general corporate purposes.

The table below summarizes our debt maturities and principal payments as of September 30, 2019 (in thousands):

	Global Revolving Credit Facilities(1)	Unsecured Term Loans (1)	Senior Notes	Secured Debt	Total Debt
Remainder of 2019	$—	$—	$—	$166	$166
2020	—	—	—	1,133	1,133
2021	—	—	—	—	—
2022	—	—	800,000	—	800,000
2023	1,652,546	799,533	718,670	104,000	3,274,749
Thereafter	193,480	—	6,730,377	—	6,923,857
Subtotal	$1,846,026	$799,533	$8,249,047	$105,299	$10,999,905
Unamortized discount	—	—	(17,578)	—	(17,578)
Unamortized premium	—	—	6,395	78	6,473
Total	$1,846,026	$799,533	$8,237,864	$105,377	$10,988,800

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$49,827	$67,268	$177,434	$218,700
Weighted average shares outstanding—basic	208,421,470	206,118,472	208,173,995	205,931,031
Potentially dilutive common shares:
Unvested incentive units	181,064	169,100	142,670	160,117
Forward equity offering	1,013,970	37,884	705,720	1,847
Market performance-based awards	185,267	440,800	177,150	462,632
Weighted average shares outstanding—diluted	209,801,771	206,766,256	209,199,535	206,555,627
Income per share:
Basic	$0.24	$0.33	$0.85	$1.06
Diluted	$0.24	$0.33	$0.85	$1.06

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	8,953,826	8,170,912	9,080,816	8,268,382
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,614,005	1,727,724	1,678,511	1,864,489
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,001,277	2,142,282	2,081,260	2,311,864
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	—	3,139,291	1,053,127	3,387,795
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,003,619	2,144,789	2,083,696	2,314,569
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,598,556	1,711,186	1,662,444	1,846,643
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,680,969	—	1,232,711	—
Total	17,852,252	19,036,184	18,872,565	19,993,742

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common unitholders	$52,127	$69,968	$185,434	$227,580
Weighted average units outstanding—basic	217,375,296	214,289,384	217,254,811	214,199,414
Potentially dilutive common units:
Unvested incentive units	181,064	169,100	142,670	160,117
Forward equity offering	1,013,970	37,884	705,720	1,847
Market performance-based awards	185,267	440,800	177,150	462,632
Weighted average units outstanding—diluted	218,755,597	214,937,168	218,280,351	214,824,010
Income per unit:
Basic	$0.24	$0.33	$0.85	$1.06
Diluted	$0.24	$0.33	$0.85	$1.06

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,614,005	1,727,724	1,678,511	1,864,489
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,001,277	2,142,282	2,081,260	2,311,864
Potentially dilutive Series H Cumulative Redeemable Preferred Units	—	3,139,291	1,053,127	3,387,795
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,003,619	2,144,789	2,083,696	2,314,569
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,598,556	1,711,186	1,662,444	1,846,643
Potentially dilutive Series K Cumulative Redeemable Preferred Units	1,680,969	—	1,232,711	—
Total	8,898,426	10,865,272	9,791,749	11,725,360

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company's accompanying condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the nine months ended September 30, 2019 and 2018.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, we had deferred tax liabilities net of deferred tax assets of approximately $140.6 million and $146.6 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European Portfolio Acquisition in July 2016. The valuation allowance against the deferred tax assets at September 30, 2019 and December 31, 2018 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions and from the Telx Acquisition.

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
(Unaudited)

12. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On January 4, 2019, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The sales of common stock made under the 2019 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. No sales were made under the program during the nine months ended September 30, 2019.

(b) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters' option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements, which was anticipated to be no later than September 27, 2019. On September 17, 2019, the Company amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020.

(c) 5.850% Series K Cumulative Redeemable Preferred Stock

On March 13, 2019, Digital Realty Trust, Inc. issued 8,000,000 shares of its 5.850% series K cumulative redeemable preferred stock, or the series K preferred stock, for net proceeds of approximately $193.7 million. In addition, on March 15, 2019, Digital Realty Trust, Inc. issued an additional 400,000 shares of series K preferred stock pursuant to a partial exercise of the underwriters’ over-allotment option for net proceeds of approximately $9.7 million. Dividends are cumulative on the series K preferred stock from the date of original issuance in the amount of $1.46250 per share each year, which is equivalent to 5.850% of the $25.00 liquidation preference per share. Dividends on the series K preferred stock are payable quarterly in arrears. The first dividend paid on the series K preferred stock on June 28, 2019 was a pro rata dividend from and including the original issue date to and including June 30, 2019 in the amount of $0.43875 per share. The series K preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series K preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series C cumulative redeemable perpetual preferred stock, series G cumulative redeemable preferred stock, series I cumulative redeemable preferred stock, series J cumulative redeemable preferred stock and series L cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series K preferred stock before March 13, 2024, except in limited circumstances to preserve its status as a REIT. On or after March 13, 2024, Digital Realty Trust, Inc. may, at its option, redeem the series K preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series K preferred stock up to but excluding the redemption date. Holders of the series K preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series K preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series K preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series K preferred stock) to convert some or all of the series K preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series K preferred stock to be converted equal to the lesser of:

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

(d) 5.200% Series L Cumulative Redeemable Preferred Stock

On October 10, 2019, Digital Realty Trust, Inc. issued 13,800,000 shares of its 5.200% series L cumulative redeemable preferred stock, or the series L preferred stock, for net proceeds of approximately $334.6 million. Dividends are cumulative on the series L preferred stock from the date of original issuance in the amount of $1.30000 per share each year, which is equivalent to 5.200% of the $25.00 liquidation preference per share. Dividends on the series L preferred stock are payable quarterly in arrears. The first dividend payable on the series L preferred stock on December 31, 2019 will be a pro rata dividend from and including the original issue date to and including December 31, 2019 in the amount of $0.29250 per share. The series L preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series L preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series C cumulative redeemable perpetual preferred stock, series G cumulative redeemable preferred stock, series I cumulative redeemable preferred stock, series J cumulative redeemable preferred stock and series K cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series L preferred stock before October 10, 2024, except in limited circumstances to preserve its status as a REIT. On or after October 10, 2024, Digital Realty Trust, Inc. may, at its option, redeem the series L preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series L preferred stock up to but excluding the redemption date. Holders of the series L preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series L preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series L preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series L preferred stock) to convert some or all of the series L preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series L preferred stock to be converted equal to the lesser of:

•
the quotient obtained by dividing (i) the sum of (x) the $25.00 liquidation preference plus (y) the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series L Preferred Stock dividend payment and prior

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to the corresponding Series L Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series L preferred stock; and

•	0.38518 (i.e., the share cap), subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series L preferred stock. Except in connection with specified change of control transactions, the series L preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(e) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	208,583,244	95.8%	206,425,656	95.1%
Noncontrolling interests consist of:
Common units held by third parties	4,762,394	2.2%	6,297,272	2.9%
Issuance of units in connection with Ascenty Acquisition	2,338,874	1.1%	2,338,874	1.1%
Incentive units held by employees and directors (see Note 14)	2,042,713	0.9%	1,944,738	0.9%
	217,727,225	100.0%	217,006,540	100.0%

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
(Unaudited)

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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,121.8 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2019 and December 31, 2018, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2019:

	Common Units	Incentive Units	Total
As of December 31, 2018	8,636,146	1,944,738	10,580,884
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,534,878)	—	(1,534,878)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(306,814)	(306,814)
Incentive units issued upon achievement of market performance condition	—	308,308	308,308
Grant of incentive units to employees and directors	—	119,397	119,397
Cancellation / forfeitures of incentive units held by employees and directors	—	(22,916)	(22,916)
As of September 30, 2019	7,101,268	2,042,713	9,143,981

(1)
Redemption of common units / conversion of incentive units was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(f) Dividends
We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2019 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Series I Preferred Stock	Series J Preferred Stock	Series K Preferred Stock		Common Stock
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$224,802
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	224,895
August 13, 2019	September 30, 2019	3,333	3,672	—		3,969	2,625	3,071		225,188
		$9,999	$11,016	$6,730		$11,907	$7,875	$6,757		$674,885

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
(g) Accumulated Other Comprehensive Loss, Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2018	$(158,649)	$17,264	$25,738	$(115,647)
Net current period change	42,038	(10,901)	—	31,137
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(5,802)	—	(5,802)
Balance as of September 30, 2019	$(94,924)	$561	$25,738	$(68,625)

13. Capital and Accumulated Other Comprehensive Loss
(a) 5.850% Series K Cumulative Redeemable Preferred Units

On March 13, 2019 and March 15, 2019, the Operating Partnership issued in the aggregate a total of 8,400,000 of its 5.850% series K cumulative redeemable preferred units, or the series K preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.850% series K cumulative redeemable preferred stock, or the series K preferred stock. Distributions are cumulative on the series K preferred units from the date of original issuance in the amount of $1.46250 per unit each year, which is equivalent to 5.850% of the $25.00 liquidation preference per unit. Distributions on the series K preferred units are payable quarterly in arrears. The first distribution paid on the series K preferred units on June 28, 2019 was a pro rata distribution from and including the original issue date to and including June 30, 2019 in the amount of $0.43875 per unit. The series K preferred units do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. The Operating Partnership is required to redeem the series K preferred units in the event that the General Partner redeems the series K preferred stock. The General Partner is not allowed to redeem the series K preferred stock prior to March 13, 2024 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after March 13, 2024, the General Partner may, at its option, redeem the series K preferred stock, in whole or in part,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series K preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series K preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C cumulative redeemable perpetual preferred units, series G cumulative redeemable preferred units, series I cumulative redeemable preferred units, series J cumulative redeemable preferred units and series L cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series K preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
(b) 5.200% Series L Cumulative Redeemable Preferred Units

On October 10, 2019, the Operating Partnership issued in the aggregate a total of 13,800,000 of its 5.200% series L cumulative redeemable preferred units, or the series L preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.200% series L cumulative redeemable preferred stock, or the series L preferred stock. Distributions are cumulative on the series L preferred units from the date of original issuance in the amount of $1.30000 per unit each year, which is equivalent to 5.200% of the $25.00 liquidation preference per unit. Distributions on the series L preferred units are payable quarterly in arrears. The first distribution payable on the series L preferred units on December 31, 2019 will be a pro rata distribution from and including the original issue date to and including December 31, 2019 in the amount of $0.29250 per unit. The series L preferred units do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. The Operating Partnership is required to redeem the series L preferred units in the event that the General Partner redeems the series L preferred stock. The General Partner is not allowed to redeem the series L preferred stock prior to October 10, 2024 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after October 10, 2024, the General Partner may, at its option, redeem the series L preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series L preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series L preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C cumulative redeemable perpetual preferred units, series G cumulative redeemable preferred units, series I cumulative redeemable preferred units, series J cumulative redeemable preferred units and series K cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series L preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(d) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters' option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements, which was anticipated to be no later than September 27, 2019. On September 17, 2019, Digital Realty Trust, Inc. amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020. Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.
(e) Partnership Units
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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,121.8 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2019 and December 31, 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(f) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2019 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units		Series I Preferred Units	Series J Preferred Units	Series K Preferred Units		Common Units
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$235,256
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	235,142
August 13, 2019	September 30, 2019	3,333	3,672	—		3,969	2,625	3,071		235,164
		$9,999	$11,016	$6,730		$11,907	$7,875	$6,757		$705,562

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

(1)
Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.

(2)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.

(g) Accumulated Other Comprehensive Loss
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Foreign currency net investment hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2018	$(163,531)	$16,986	$26,152	$(120,393)
Net current period change	44,824	(11,379)	—	33,445
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(6,055)	—	(6,055)
Balance as of September 30, 2019	$(97,020)	$(448)	$26,152	$(71,316)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
As of September 30, 2019, approximately 6.6 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
Below is a summary of our compensation expense for the three and nine months ended September 30, 2019 and 2018 and our unearned compensation as of September 30, 2019 and December 31, 2018 (in millions):

	Deferred Compensation				Unearned Compensation		Expected period to recognize unearned compensation (in years)
	Expensed		Capitalized		As of September 30, 2019	As of December 31, 2018
	Three Months Ended September 30,
Type of incentive award	2019	2018	2019	2018
Long-term incentive units	$2.4	$1.2	$—	$0.1	$17.8	$11.5	2.5
Market performance-based awards	3.1	3.1	0.2	0.3	32.8	24.8	2.7
Restricted stock	2.9	1.5	0.7	1.1	32.9	23.6	2.8

	Nine Months Ended September 30,
	2019	2018	2019	2018
Long-term incentive units	$6.2	$5.2	$0.1	$0.2
Market performance-based awards	9.7	10.0	0.6	0.7
Restricted stock	8.6	4.7	2.1	3.2

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of our long-term incentive unit activity for the nine months ended September 30, 2019.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	158,486	$100.94
Granted	119,397	116.18
Vested	(44,496)	97.46
Cancelled or expired	(20,061)	93.28
Unvested, end of period	213,326	$109.90

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting period of the long-term incentive units.

(b) Market Performance-Based Awards
During the nine months ended September 30, 2019 and 2018, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.
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
Following the completion of the applicable Market Performance Period, the 2017 awards that satisfy the market condition, if any, will vest 50% on February 27, 2020 and 50% on February 27, 2021, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2018 awards that satisfy the market condition, if any, will vest 50% on February 27, 2021 and 50% on February 27, 2022, subject to continued

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2019 awards that satisfy the market condition, if any, will vest 50% on February 27, 2022 and 50% on February 27, 2023, subject to continued employment through each applicable vesting date.
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
The grant date fair value of the Class D and RSU awards was approximately $21.3 million and $16.8 million for the nine months ended September 30, 2019 and 2018, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

(c) Restricted Stock
Below is a summary of our restricted stock activity for the nine months ended September 30, 2019.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	295,501	$97.49
Granted	221,336	114.95
Vested	(104,955)	92.80
Cancelled or expired	(29,412)	106.83
Unvested, end of period	382,470	$108.14

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
(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2019 or December 31, 2018.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of September 30, 2019, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2019 and December 31, 2018, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2019		As of December 31, 2018		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2019 (3)	As of December 31, 2018 (3)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$178	$1,976
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	46	517
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	547	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	410	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(379)	11,463
74,397	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,052	2,024
$785,302		$783,125						$1,854	$20,119

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.76 to 1.00 CAD as of September 30, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.

(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.
As of September 30, 2019, we estimate that an additional $1.9 million will be reclassified as a decrease to interest expense during the twelve months ended September 30, 2020, when the hedged forecasted transactions impact earnings.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2019, we did not have any derivatives in a net liability position, and have not posted any collateral related to these agreements.

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
The Company’s disclosures of estimated fair value of financial instruments at September 30, 2019 and December 31, 2018 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2019 and December 31, 2018, the aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of September 30, 2019		As of December 31, 2018
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facilities (1)(5)	Level 2	$1,846,026	$1,846,026	$1,663,156	$1,663,156
Unsecured term loans (2)(6)	Level 2	799,533	799,533	1,183,121	1,183,121
Unsecured senior notes (3)(4)(7)	Level 2	8,923,041	8,237,864	7,684,368	7,629,679
Secured debt (3)(8)	Level 2	105,529	105,377	706,086	705,924
		$11,674,129	$10,988,800	$11,236,731	$11,181,880

(1)	The carrying value of our global revolving credit facilities approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

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

(4)
The carrying value of the 3.400% 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 4.750% 2023 Notes, 2.750% 2023 Notes, 2.625% 2024 Notes, 2.750% 2024 Notes, 4.250% 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 3.600% 2029 Notes, 3.300% 2029 Notes and 2030 Notes are net of discount of $11.2 million and $19.9 million in the aggregate as of September 30, 2019 and December 31, 2018, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $12.5 million and $15.4 million as of September 30, 2019 and December 31, 2018, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $3.3 million and $4.2 million as of September 30, 2019 and December 31, 2018, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $48.7 million and $40.6 million as of September 30, 2019 and December 31, 2018, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.2 million and $20.2 million as of September 30, 2019 and December 31, 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17. Commitments and Contingencies
(a) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2019, we had open commitments, including amounts reimbursable of approximately $9.0 million, related to construction contracts of approximately $452.9 million.
(b) Legal Proceedings
The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of September 30, 2019, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

18. Subsequent Events

In addition to other subsequent events discussed elsewhere within the footnotes, the following subsequent event warranted disclosure:

On October 29, 2019, Digital Realty Trust, Inc., an indirect subsidiary of Digital Realty Trust, Inc. (the “Buyer”) and InterXion Holding N.V. (“InterXion”) entered into a purchase agreement, pursuant to which, subject to the terms and conditions of the purchase agreement, the Buyer will commence a tender offer to purchase all of the outstanding ordinary shares of InterXion in exchange for shares of common stock of Digital Realty Trust, Inc. The transaction is expected to close in 2020 and is subject to the approval of shareholders of Digital Realty Trust, Inc. and shareholders of InterXion and other customary closing conditions.

On November 1, 2019, we closed the joint venture with Mapletree on three existing Turn-Key Flex® data centers located in Ashburn, Virginia. The Company is retaining a 20% ownership interest in the joint venture, and Mapletree closed on the acquisition of the remaining 80% stake for approximately $0.8 billion. We will continue to operate and manage these facilities. The second tranche of the Mapletree transaction, the sale of 10 fully-leased Powered Base Building® properties for $557 million, is expected to close in early 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to the expected physical settlement of the forward sale agreements and use of proceeds from any such settlement, our capital resources, expected use of borrowings under our credit facilities, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; difficulty acquiring or operating properties in foreign jurisdictions; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our entry into a definitive agreement to combine with InterXion; our inability to achieve expected revenue synergies or cost savings as a result of our combination with InterXion; each of our and InterXion’s ability to consummate the transactions contemplated by the purchase agreement, the timing of the closing of those transactions and unexpected costs or unexpected liabilities that may arise from the transactions, whether or not consummated; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the anticipated transactions contemplated by the purchase agreement; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; environmental liabilities and risks related to natural disasters; our inability to comply with rules and regulations applicable to our company; Digital Realty Trust, Inc.'s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.'s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.
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
As of September 30, 2019, our portfolio included 223 data centers, including 38 data centers held as investments in unconsolidated joint ventures, with approximately 36.0 million rentable square feet including approximately 3.6 million square feet of space under active development and approximately 2.3 million square feet of space held for development. The 38 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 5.0 million rentable square feet. The 26 parcels of developable land we own as of September 30, 2019 comprised approximately 953 acres. At September 30, 2019, excluding unconsolidated joint ventures, approximately 3.1 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in eight U.S. metropolitan areas, five European metropolitan areas, one Asian metropolitan area, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.2 million square feet of base building construction and 1.0 million square feet of data center construction.
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

Revenue base. As of September 30, 2019, we operated 223 data centers through our Operating Partnership, including 38 data centers held as investments in unconsolidated joint ventures. These data centers are mainly located throughout North America, with 41 located in Europe, 19 in Latin America, eight in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the 38 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of September 30, 2019.

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)

North America
Northern Virginia	23	5,140,044	908,090	83,220
Chicago	10	3,040,208	382,892	152,362
New York	12	2,049,115	34,010	136,859
Silicon Valley	20	2,251,021	65,594	—
Dallas	20	3,354,328	18,719	213,516
Phoenix	3	914,035	—	108,926
San Francisco	4	787,083	61,210	—
Atlanta	4	525,414	—	313,581
Los Angeles	4	802,878	15,601	—
Toronto, Canada	2	232,980	38,719	544,310
Boston	4	467,519	—	50,649
Houston	6	392,816	—	13,969
Austin	1	85,688	—	—
Miami	2	226,314	—	—
Portland	2	48,574	552,862	—
Minneapolis/St. Paul	1	328,765	—	—
Charlotte	3	95,499	—	—
North America Total	121	20,742,281	2,077,697	1,617,392

Europe
London, United Kingdom	16	1,457,196	137,352	99,355
Amsterdam, Netherlands	10	563,197	112,569	68,185
Dublin, Ireland	5	330,180	26,646	—
Frankfurt, Germany	4	167,799	240,316	—
Paris, France	4	185,994	96,402	—
Geneva, Switzerland	1	59,190	—	—
Manchester, England	1	38,016	—	—
Europe Total	41	2,801,572	613,285	167,540

Asia Pacific
Singapore	3	540,638	344,826	—
Sydney	3	223,736	90,621	—
Melbourne	2	146,570	—	—
Asia Pacific Total	8	910,944	435,447	—

Held for Sale / Contribution	15	2,081,252	—	—

Non-Data Center Properties	—	278,068	—	—

Metropolitan Area	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)
Managed Unconsolidated Joint Ventures
Northern Virginia	4	546,572	—	—
Hong Kong	1	178,505	—	7,795
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	13	1,479,594	—	7,795

Non-Managed Unconsolidated Joint Ventures
São Paulo	15	671,072	254,853	427,553
Seattle	2	451,369	—	—
Tokyo	2	430,277	—	—
Osaka	2	167,092	164,994	—
Fortaleza	1	94,205	—	—
Rio De Janeiro	2	72,442	—	26,781
Chile	1	—	46,474	20,865
	25	1,886,457	466,321	475,199

Total	223	30,180,168	3,592,750	2,267,926

(1)
Current net rentable square feet as of September 30, 2019, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.

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

As of September 30, 2019, our portfolio, including the 38 data centers held as investments in unconsolidated joint ventures, was approximately 87.4% leased excluding approximately 3.6 million square feet of space under active development and approximately 2.3 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations we support, our lease terms are generally longer than standard commercial leases. As of September 30, 2019, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2020 are 11.0% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of September 30, 2019.
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

Foreign currency exchange risk. For the three and nine months ended September 30, 2019 and 2018, we had foreign operations in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil for the three months ended March 31, 2019, prior to the deconsolidation of Ascenty. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The possible exit of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture's operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 3.6 million square feet of space under active development and approximately 2.3 million square feet of space held for development as of September 30, 2019, the occupancy rate of our portfolio, including the 38 data centers held as investments in unconsolidated joint ventures, was approximately 87.4% of our net rentable square feet.
As of September 30, 2019, we had more than 2,000 customers in our data center portfolio, including the 13 data centers held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2019, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 26.1 million net rentable square feet, excluding space under active development and space held for development and 38 data centers held as investments in unconsolidated joint ventures, at September 30, 2019 is approximately 1.0 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of September 30, 2019, we had approximately 3.6 million square feet of space under active development and approximately 2.3 million square feet of space held for development, or approximately 16% of the total rentable space in our portfolio, including the 38 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

In addition, the timing between when we sign a new lease with a customer and when that lease commences and we begin to generate rental income may be significant and may not be easily predictable. Certain leases may provide for staggered commencement dates for additional space, the timing of which may be delayed significantly.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our metropolitan areas or downturns in the data center industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments, or the ability of our customers to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 3.5 million square feet of available space in our portfolio, which excludes approximately 3.6 million square feet of space under active development and approximately 2.3 million square feet of space held for development as of September 30, 2019 and the 25 data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 2.1% and 8.9% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2019 and the year ending December 31, 2020, respectively.

During the nine months ended September 30, 2019, we signed renewal leases totaling approximately 4.2 million square feet of space and new leases totaling approximately 1.2 million square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2019:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	1,312,945	$151.33	$154.30	2.0%	$8.01	4.9
Powered Base Building ®	2,260,734	$31.04	$35.41	14.1%	$10.74	14.3
Colocation	352,059	$291.36	$297.81	2.2%	$0.03	1.3
Non-technical	270,256	$17.15	$19.94	16.3%	$4.37	5.7
New Leases Signed (5)
Turn-Key Flex ®	887,059	—	$137.80	—	$25.07	7.0
Powered Base Building ®	168,613	—	$53.15	—	$23.56	10.8
Colocation	72,640	—	$311.00	—	$30.40	2.6
Non-technical	101,652	—	$11.52	—	$3.69	3.8
Leasing Activity Summary
Turn-Key Flex ®	2,200,004		$147.65
Powered Base Building ®	2,429,347		$36.64
Colocation	424,699		$300.07
Non-technical	371,908		$17.64

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2019 to 2021.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2019 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and slightly down on a cash basis. For the nine months ended

September 30, 2019, rents on renewed space increased by an average of 2.0% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 14.1% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of September 30, 2019, our portfolio, including the 38 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of September 30, 2019 total annualized rent (1)
Northern Virginia	23.5%
Chicago	11.4%
Silicon Valley	8.2%
New York	8.1%
London, United Kingdom	7.9%
Dallas	7.6%
São Paulo, Brazil	4.2%
Singapore	3.6%
Phoenix	3.5%
San Francisco	2.6%
Seattle	2.2%
Atlanta	2.1%
Amsterdam, Netherlands	1.9%
Other	13.2%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2019 multiplied by 12. The aggregate amount of abatements for the nine months ended September 30, 2019 was approximately $52.5 million.

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
In the absence of comprehensive federal climate change legislation, regulatory agencies, including the U.S. Environmental Protection Agency, or EPA, and states have taken the lead in regulating GHG emissions in the U.S. Under the Obama administration, the EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The Trump administration has moved to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus the EPA’s mission away from such regulation.

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

As a result of Trump administration policies, states may drive near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. As another example of state action, a number of eastern states participate in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants.

Outside the United States, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements). EU Commission President-elect Ursula von der Leyen announced her intent in July 2019 to extend the EU emissions-trading system to include mobile sources, strengthen the EU’s GHG reduction target from 40% below 1990 levels to 50% to 55% below 1990 levels, and institute a carbon import tax to encourage climate legislation in other countries.

The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially went into force in November 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, a number of states have formed groups supporting the Paris Agreement and pledging to fulfill its goals at the state level. National legislation may also be implemented independently by members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users. It is not yet clear how Brexit, if effectuated, will impact the United Kingdom’s (or the EU’s) approach to climate change regulation. The Canadian Greenhouse Gas Pollution Pricing Act established a carbon-pricing regime that went into effect in January 2019 for provinces and territories in Canada where there is no provincial system in place already, or where the provincial system does not meet the federal benchmark. Climate change regulations are in various stages of implementation in other nations as well, including nations where we operate, such as Japan, Singapore, and Australia.

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
Interest rates. As of September 30, 2019, we had approximately $0.8 billion of variable rate debt subject to interest rate swap agreements, along with $1.5 billion and $425.1 million of variable rate debt that was outstanding on the global revolving credit facilities and the unswapped portion of the unsecured term loans, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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

Goodwill impairment evaluation. We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In our impairment tests of goodwill, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If, based on this assessment, we determine that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets including goodwill to the fair value of the reporting unit. If the fair value is determined to be less than the book value of the net assets, including goodwill, a second step is performed to compute the amount of impairment as the difference between the implied fair value of goodwill and its carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized.
Revenue Recognition
The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842 commencing on January 1, 2019 and “Leases (Topic 840)” prior to 2019. We account for the non-lease components within our lease arrangements, as well as other sources of revenue, in accordance with “Revenue from Contracts with Customers (Topic 606)”. Revenue recognized as a result of applying Topic 842 and 840 was 99% and 97% and Topic 606 was less than 1% and 3% of total operating revenue for the three and nine months ended September 30, 2019 and 2018, respectively.

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
Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 2(t) “New Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018. A summary of our operating results for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income Statement Data:
Total operating revenues	$806,466	$768,924	$2,421,778	$2,268,211
Total operating expenses	(641,699)	(629,859)	(1,966,496)	(1,841,271)
Operating income	164,767	139,065	455,282	426,940
Other expenses, net	(97,193)	(48,801)	(205,387)	(138,422)
Net income	$67,574	$90,264	$249,895	$288,518
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
Comparison of the Three and Nine Months Ended September 30, 2019 to the Three and Nine Months Ended September 30, 2018
Portfolio
As of September 30, 2019, our portfolio consisted of 223 data centers, including 38 data centers held as investments in unconsolidated joint ventures, with an aggregate of 36.0 million rentable square feet including 3.6 million square feet of space under active development and 2.3 million square feet of space held for development compared to a portfolio consisting of 198 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of 33.4 million rentable square feet including 3.6 million square feet of space under active development and 1.8 million square feet of space held for development as of September 30, 2018.

Revenues
Total operating revenues for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental and other services	$802,472	$603,833	$198,639	$2,413,888	$1,792,457	$621,431
Tenant reimbursements	—	163,104	(163,104)	—	468,906	(468,906)
Fee income and other	$3,994	$1,987	2,007	7,890	6,848	1,042
Total operating revenues	$806,466	$768,924	$37,542	$2,421,778	$2,268,211	$153,567

The following tables show rental and other services revenue and tenant reimbursement revenue for the three and nine months ended September 30, 2019 and 2018 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended September 30,				Three Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental and other services	$623,631	$495,158	$128,473	25.9%	$178,841	$108,675	$70,166
Tenant reimbursements	—	137,757	(137,757)	(100.0)%	—	25,347	(25,347)
Total	$623,631	$632,915	$(9,284)	(1.5)%	$178,841	$134,022	$44,819

	Stabilized				Pre-Stabilized and Other
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental and other services	$1,870,974	$1,488,897	$382,077	25.7%	$542,914	$303,560	$239,354
Tenant reimbursements	—	398,247	(398,247)	(100.0)%	—	70,659	(70,659)
Total	$1,870,974	$1,887,144	$(16,170)	(0.9)%	$542,914	$374,219	$168,695

On January 1, 2019, we adopted Topic 842 and the practical expedient that resulted in combining the expenses reimbursed by our customers (“tenant reimbursements”) with contractual rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same and as our leases qualify as operating leases, we accounted for and presented rental and other services and tenant reimbursements as a single component under rental and other services in our condensed consolidated income statements for the three and nine months ended September 30, 2019. As a result, the prior periods are not directly comparable other than on an aggregate basis.
Stabilized revenue decreased $9.3 million and $16.2 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 due to unfavorable currency translation along with expiring leases at certain properties in the stabilized portfolio and higher bad debt expense.

Pre-stabilized and other revenues increased $44.8 million and $168.7 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily as a result of new leasing activity and reimbursement from development properties and the Ascenty Acquisition (only for the three months ended March 31, 2019, prior to deconsolidation).

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental property operating and maintenance	$259,431	$245,971	$13,460	$766,417	$701,933	$64,484
Property taxes and insurance	41,358	37,524	3,834	126,587	106,408	20,179
Depreciation and amortization	286,718	293,957	(7,239)	888,766	887,534	1,232
General and administrative	49,985	41,642	8,343	156,427	124,264	32,163
Transaction and integration expenses	4,115	9,626	(5,511)	10,819	19,410	(8,591)
Impairment of investments in real estate	—	—	—	5,351	—	5,351
Other	92	1,139	(1,047)	12,129	1,722	10,407
Total operating expenses	$641,699	$629,859	$11,840	$1,966,496	$1,841,271	$125,225
Interest expense	$84,574	$80,851	$3,723	$272,177	$236,646	$35,531

The following tables show property level expenses for the three and nine months ended September 30, 2019 and 2018 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended September 30,				Three Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental property operating and maintenance	$201,768	$201,892	$(124)	(0.1)%	$57,663	$44,080	$13,583
Property taxes and insurance	30,725	29,471	1,254	4.3%	10,633	8,053	2,580
	$232,493	$231,363	$1,130	0.5%	$68,296	$52,133	$16,163

	Stabilized				Pre-Stabilized and Other
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental property operating and maintenance	$588,041	$577,760	$10,281	1.8%	$178,376	$124,173	$54,203
Property taxes and insurance	90,518	80,124	10,394	13.0%	36,069	26,284	9,785
	$678,559	$657,884	$20,675	3.1%	$214,445	$150,457	$63,988
Stabilized rental property operating and maintenance expenses decreased approximately $0.1 million and increased approximately $10.3 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, the increase for the nine-month period was primarily related to higher rent expense and internal labor costs across the portfolio.
Stabilized property taxes and insurance increased by approximately $1.3 million and $10.4 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to a tax refund in 2018 at one of our properties in the stabilized portfolio along with higher assessments at certain properties in the stabilized portfolio.
Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $13.6 million and $54.2 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher expenses as a result of leasing activity during the twelve months ended September 30, 2019 and the Ascenty Acquisition that increased expenses during the first quarter of 2019.
Pre-stabilized and other property taxes and insurance increased approximately $2.6 million and $9.8 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, due to increased assessed values at our Chicago properties along with properties being placed in service.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $7.2 million and increased by approximately $1.2 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three-month period was principally due to certain intangibles related to the DFT Merger being fully amortized prior to the three months ended September 30, 2019. The increase for the nine-month period was primarily due to the Ascenty Acquisition.

General and Administrative

General and administrative expenses increased by approximately $8.3 million and $32.2 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, due to the adoption of ASC 842.

Transactions and Integration Expenses

Transactions and integration expense decreased by approximately $5.5 million and $8.6 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, principally due to higher integration costs in 2018 with the DFT Merger.

Interest Expense

Interest expense increased by approximately $3.7 million and $35.5 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to the issuance of the 4.450% 2028 Notes in June 2018, the issuance of the 3.750% 2030 Notes in October of 2018, the issuance of the 2.500% 2026 Notes in February 2019, the issuance of the 3.600% 2029 Notes in June 2019 and the Ascenty loan offset by the early tender offer and subsequent redemption of the 5.875% 2020 Notes in January and February 2019 along with the 3.400% Notes due 2020 and 2021 Notes in June 2019 and July 2019.

Other Income (Expense)

Interest and other income (expense), net increased approximately $17.8 million and $52.9 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to unrealized gains or losses from mark-to-market valuation changes on equity investments for the three- and nine-month periods and interest income and reimbursement of transaction expenses as a result of the closing of the Ascenty joint venture with Brookfield for the nine-month period.

Gain on Sale of Properties / Deconsolidation

During the nine months ended September 30, 2019, we recognized a gain on the deconsolidation of Ascenty of approximately $67.5 million as a result of the formation of a joint venture with Brookfield Infrastructure. During the nine months ended September 30, 2018, we recognized a gain on sale of properties of $80.4 million primarily related to the disposition of (i) 200 Quannapowitt Parkway, which sold for $15.0 million in January 2018, (ii) 34551 Ardenwood Boulevard, which sold for $73.3 million in February 2018, (iii) 3065 Gold Camp Drive, which sold for $14.2 million in March 2018, (iv) 11085 Sun Center Drive, which sold for $36.8 million in March 2018, (v) the Austin Portfolio, which sold for $47.6 million in April 2018, (vi) 2010 East Centennial Circle, which sold for $5.5 million in May 2018, (vii) 1125 Energy Park Drive, which sold for $7.0 million in May 2018 and (viii) 360 Spear Street, which sold for $92.3 million in September 2018.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $5.4 million and $39.2 million in the three and nine months ended September 30, 2019 compared to the same periods in 2018, respectively, primarily due to the costs associated with the early tender offer and subsequent redemption of the 5.875% 2020 Notes in January and February 2019 along with the 3.400% Notes due 2020 and 2021 Notes in June 2019 and July 2019.

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

Our Parent Company issues public equity from time to time, but generally does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company, which are fully reimbursed by the Operating Partnership. Our Parent Company itself does not hold any indebtedness other than guarantees of the indebtedness of our Operating Partnership and certain of its subsidiaries, and its only material asset is its ownership of partnership interests of our Operating Partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our Parent Company and our Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our Parent Company. All debt is held directly or indirectly at the Operating Partnership level. Our Parent Company’s principal funding requirement is the payment of dividends on its common and preferred stock. Our Parent Company’s principal source of funding for its dividend payments is distributions it receives from our Operating Partnership.

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

On October 10, 2019, our Parent Company completed an underwritten public offering of 13,800,000 shares in the aggregate of its 5.200% series L cumulative redeemable preferred stock for net proceeds of approximately $334.6 million after deducting the underwriting discount and other estimated expenses payable by our Parent Company.
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

Our Parent Company has declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2019 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series C Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Series I Preferred Stock	Series J Preferred Stock	Series K Preferred Stock		Common Stock
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$224,802
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	224,895
August 13, 2019	September 30, 2019	3,333	3,672	—		3,969	2,625	3,071		225,188
		$9,999	$11,016	$6,730		$11,907	$7,875	$6,757		$674,885

Annual rate of dividend per share		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

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
As of September 30, 2019, we had $7.2 million of cash and cash equivalents, excluding $8.2 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

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

On October 9, 2019, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €500.0 million (approximately $548.6 million based on the exchange rate on October 9, 2019) aggregate principal amount of 1.125% Guaranteed Notes due 2028, or the 2028 Notes. The 2028 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by the Parent Company and the Operating Partnership. Net proceeds from the offering were approximately  €491.9 million (approximately $539.7 million based on the exchange rate on October 9, 2019) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under the operating partnership’s global revolving credit facility and for other general corporate purposes.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our land held for future development and construction in progress and space held for development as of September 30, 2019 and December 31, 2018:

Development Lifecycle	As of September 30, 2019				As of December 31, 2018
(dollars in thousands)	Net Rentable Square Feet (1)	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet (1)	Current Investment (4)	Future Investment (3)	Total Cost

Land held for future development (5)	N/A	$150,265	$—	$150,265	N/A	$162,941	$—	$162,941

Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$511,017	$—	$511,017	N/A	$385,892	$—	$385,892
Space Held for Development (6)	1,784,932	308,392	—	308,392	1,805,844	396,440	—	396,440
Base Building Construction	2,159,590	381,418	249,361	630,779	1,724,740	214,634	223,360	437,994
Data Center Construction	966,839	397,014	518,342	915,356	1,103,465	586,995	521,387	1,108,382
Equipment Pool & Other Inventory	N/A	37,800	—	37,800	N/A	14,558	—	14,558
Campus, Tenant Improvements & Other	N/A	11,489	16,387	27,876	N/A	23,409	16,228	39,637
Total Construction in Progress and Space Held for Development	4,911,361	$1,647,130	$784,090	$2,431,220	4,634,049	$1,621,928	$760,975	$2,382,903

(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.

(2)	Represents balances incurred through September 30, 2019.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2018.

(5)	Represents approximately 948 acres as of September 30, 2019 and approximately 959 acres as of December 31, 2018.

(6)	Excludes space held for development through unconsolidated joint ventures.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 3.1 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2019, we had approximately 3.6 million square feet of space under active development and approximately 2.3 million square feet of space held for development. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At September 30, 2019, the approximate 3.6 million square feet of space under active development was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in eight U.S. metropolitan areas, five European metropolitan areas, one Asian metropolitan area, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.2 million square feet of base building construction and 1.0 million square feet of data center construction. At September 30, 2019, we had open commitments, related to construction contracts of approximately $452.9 million, including amounts reimbursable of approximately $9.0 million.
We currently expect to incur approximately $0.3 billion to $0.5 billion of capital expenditures for our development programs during the three months ending December 31, 2019, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Development projects	$932,370	$771,262
Enhancement and improvements	2,459	10,585
Recurring capital expenditures	125,982	84,275
Total capital expenditures (excluding indirect costs)	$1,060,811	$866,122
For the nine months ended September 30, 2019, total capital expenditures increased $194.7 million to approximately $1,060.8 million from $866.1 million for the same period in 2018. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2019 were approximately $934.8 million, which reflects an increase of approximately 20% from the same period in 2018. This increase was primarily due to increased spending for ground-up development projects (including development projects acquired in the DFT Merger) and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2019 and 2018 were $65.0 million and $80.0 million, respectively. Capitalized interest comprised approximately $30.3 million and $25.3 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2019 and 2018, respectively. Capitalized interest in the nine months ended September 30, 2019 increased, compared to the same period in 2018, due to an increase in qualifying activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2019.
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

Distributions
All distributions on our units are at the discretion of our Parent Company’s board of directors. During the nine months ended September 30, 2019, our Operating Partnership declared the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series C Preferred Units	Series G Preferred Units	Series H Preferred Units		Series I Preferred Units	Series J Preferred Units	Series K Preferred Units		Common Units
February 21, 2019	March 29, 2019	$3,333	$3,672	$6,730		$3,969	$2,625	$—		$235,256
May 13, 2019	June 28, 2019	3,333	3,672	—	(1)	3,969	2,625	3,686	(2)	235,142
August 13, 2019	September 30, 2019	3,333	3,672	—		3,969	2,625	3,071		235,164
		$9,999	$11,016	$6,730		$11,907	$7,875	$6,757		$705,562

Annual rate of distribution per unit		$1.65625	$1.46875	$1.84375		$1.58750	$1.31250	$1.46250		$4.32000

(1)
Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.

(2)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of September 30, 2019 (in millions):

Debt Summary:
Fixed rate	$8,250.3
Variable rate debt subject to interest rate swaps	785.3
Total fixed rate debt (including interest rate swaps)	9,035.6
Variable rate—unhedged	1,964.3
Total	$10,999.9
Percent of Total Debt:
Fixed rate (including swapped debt)	82.1%
Variable rate	17.9%
Total	100.0%
Effective Interest Rate as of September 30, 2019
Fixed rate (including hedged variable rate debt)	3.44%
Variable rate	2.10%
Effective interest rate	3.20%

As of September 30, 2019, we had approximately $11.0 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2019 of $129.81). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of September 30, 2019, our debt had a weighted average term to initial maturity of approximately 6.0 years (or approximately 6.1 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of September 30, 2019, we were party to interest rate swap agreements related to $0.8 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of September 30, 2019, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $475.2 million, of which $10.2 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018
The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$1,111,944	$1,033,849	$78,095
Net cash used in investing activities	(708,056)	(793,776)	85,720
Net cash used in financing activities	(512,227)	(208,535)	(303,692)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(108,339)	$31,538	$(139,877)
The increase in net cash provided by operating activities was primarily due to properties placed into service during the twelve months ended September 30, 2019. The increases in cash flow were partially offset by properties sold in 2018 and an increase in interest expense.
Net cash used in investing activities consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2019	2018	Change
Improvements to investments in real estate	$(1,125,772)	$(946,118)	$(179,654)
Acquisitions of real estate	(74,973)	(116,990)	42,017
Proceeds from sale of properties, net of sales costs	—	286,204	(286,204)
Proceeds from the Ascenty joint venture transaction	702,439	—	702,439
Deconsolidation of Ascenty cash	(97,081)	—	(97,081)
Other	(112,669)	(16,872)	(95,797)
Net cash used in investing activities	$(708,056)	$(793,776)	$85,720
Net cash used in financing activities for the Company consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2019	2018	Change
Repayments of short-term borrowings, net of proceeds	$(190,433)	$(11,950)	$(178,483)
Net proceeds from issuance of common and preferred stock, including equity plans	207,468	4,582	202,886
Redemption of preferred stock	(365,050)	—	(365,050)
Proceeds from unsecured senior notes	2,325,566	649,038	1,676,528
Repayment on unsecured notes	(1,539,613)	—	(1,539,613)
Dividend and distribution payments	(976,059)	(910,558)	(65,501)
Other	25,894	60,353	(34,459)
Net cash used in financing activities	$(512,227)	$(208,535)	$(303,692)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 and the repayment of the Floating rate notes due 2019, 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with the redemption of the series H preferred stock offset by higher proceeds in 2019 from the issuance of the series K preferred stock, 2026 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in dividend and distribution payments for the nine months ended September 30, 2019 as compared to the same period in 2018 was a result of an increase in the number of shares outstanding and increased dividend amount per share of common stock in the nine months ended September 30, 2019 as compared to the same period in 2018.

Net cash used in financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2019	2018	Change
Repayments of short-term borrowings, net of proceeds	$(190,433)	$(11,950)	$(178,483)
General partner distributions, net of contributions	(157,582)	4,582	(162,164)
Proceeds from unsecured senior notes	2,325,566	649,038	1,676,528
Repayment on unsecured notes	(1,539,613)	—	(1,539,613)
Distribution payments	(976,059)	(910,558)	(65,501)
Other	25,894	60,353	(34,459)
Net cash used in financing activities	$(512,227)	$(208,535)	$(303,692)

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 and the repayment of the Floating rate notes due 2019, 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with the redemption of the series H preferred units offset by higher proceeds in 2019 from the issuance of the series K preferred units, 2026 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in distribution payments for the nine months ended September 30, 2019 as compared to the same period in 2018 was a result of an increase in the number of units outstanding and increased distribution amount per common unit in the nine months ended September 30, 2019 as compared to the same period in 2018.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2019, amounted to 4.2% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. In connection with the DFT Merger, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders in the DFT Operating Partnership were outstanding as of September 30, 2019, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income Available to Common Stockholders	$49,827	$67,268	$177,434	$218,700
Adjustments:
Non-controlling interests in operating partnership	2,300	2,700	8,000	8,880
Real estate related depreciation & amortization (1)	283,090	290,757	877,869	878,193
Unconsolidated JV real estate related depreciation & amortization	13,612	3,775	31,086	10,973
(Gain) on real estate transactions	—	(26,577)	—	(80,042)
Impairment of investments in real estate	—	—	5,351	—
FFO available to common stockholders and unitholders (2)	$348,829	$337,923	$1,099,740	$1,036,704
Basic FFO per share and unit	$1.60	$1.58	$5.06	$4.84
Diluted FFO per share and unit (2)	$1.59	$1.57	$5.04	$4.83
Weighted average common stock and units outstanding
Basic	217,375	214,289	217,255	214,199
Diluted (2)	218,756	214,937	218,280	214,824
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$286,718	$293,957	888,766	887,534
Non-real estate depreciation	(3,628)	(3,200)	(10,897)	(9,341)
	$283,090	$290,757	$877,869	$878,193

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FFO available to common stockholders and unitholders—diluted	$348,829	$337,923	$1,099,740	$1,036,704

Weighted average common stock and units outstanding	217,375	214,289	217,255	214,199
Add: Effect of dilutive securities	1,381	648	1,025	625
Weighted average common stock and units outstanding—diluted	218,756	214,937	218,280	214,824

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2019, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$8,250.3	$8,924.5
Variable rate debt subject to interest rate swaps	785.3	785.3
Total fixed rate debt (including interest rate swaps)	9,035.6	9,709.8
Variable rate debt	1,964.3	1,964.3
Total outstanding debt	$10,999.9	$11,674.1
Interest rate derivatives included in this table and their fair values as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2019		As of December 31, 2018		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2019 (3)	As of December 31, 2018 (3)
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$178	$1,976
54,905	(1)	54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	46	517
75,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	547	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	410	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(379)	11,463
74,397	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	1,052	2,024
$785,302		$783,125						$1,854	$20,119

(1)	Represents debt which bears interest based on one-month U.S. LIBOR.

(2)
Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.76 to 1.00 CAD as of September 30, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.

(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2019:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$2.2
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(2.2)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	3.3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(3.3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	88.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(87.5)
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
Foreign Currency Exchange Risk
For the nine months ended September 30, 2019 and 2018, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong as well as Brazil for the three months ended March 31, 2019, prior to the deconsolidation of Ascenty. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture's operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2019 and 2018, operating revenues from properties outside the United States contributed $146.7 million and $139.7 million, respectively, which represented 18.2% and 18.2% of our total operating revenues, respectively. For the nine months ended September 30, 2019 and 2018, operating revenues from properties outside the United States contributed $475.9 million and $421.3 million, respectively, which represented 19.7% and 18.6% of our total operating revenues, respectively. Net investment in properties outside the United States was $3.4 billion and $3.8 billion as of September 30, 2019 and December 31, 2018, respectively. Net assets in foreign operations were approximately $(1.3) billion and $0.2 billion as of September 30, 2019 and December 31, 2018, respectively. The decrease was a result of the issuance of the 2026 Notes in January 2019 and March 2019, the proceeds of which were used to pay down the 5.875% Notes due 2020 and U.S. dollar borrowings on the global revolving credit facility.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of business from time to time.  As of September 30, 2019, the Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or liquidity nor, to its knowledge, are any such legal proceedings threatened against it.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 continue to apply to our business and should be supplemented with the following risk factors:

On October 29, 2019, the Company and its subsidiary DN 39J 7A B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) organized under the Laws of the Netherlands, entered into a Purchase Agreement (the “Purchase Agreement”) with InterXion Holding N.V., a Dutch public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands (“InterXion”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, Buyer will commence a tender offer (the “Offer”) to purchase all of the outstanding ordinary shares, nominal value €0.10 per share, of InterXion (the “InterXion Shares”) in exchange for 0.7067 shares of common stock of the Company per InterXion Share (the “Offer Consideration”). The Offer will initially remain open until 4:00 p.m. (New York City time) on the day that is the later of (a) twenty-one business days after the commencement of the Offer and (b) six business days after the date of InterXion’s extraordinary general meeting (as set forth in the Purchase Agreement), and may be extended in accordance with the terms of the Purchase Agreement (the “Expiration Time”).
There are a number of significant risks related to the transactions contemplated by the Purchase Agreement (collectively, the “transactions”), including the risk factors enumerated below.
Risks Related to the InterXion Tender Offer

The Offer Consideration will not be adjusted in the event of any change in the stock prices of either the Company or InterXion.
Upon the completion of the Offer, and subject to the satisfaction or waiver of the various closing conditions, each InterXion Share validly tendered and not properly withdrawn will be converted automatically into the right to receive 0.7067 shares of the Company’s common stock. The exchange ratio of 0.7067 will not be adjusted for changes in the market prices of either shares of Company common stock or the InterXion Shares. Changes in the market price of shares of Company common stock prior to the expiration of the Offer will affect the market value of the Offer Consideration. Stock price changes may result from a variety of factors (many of which are beyond the control of the Company and InterXion), including the following factors:

•	market reaction to the announcement of the Offer and the prospects of the Company following the transactions;

•	changes in the respective businesses, operations, assets, liabilities and prospects of the Company and InterXion;

•	changes in market assessments of the business, operations, financial position and prospects of either company;

•	market assessments of the likelihood that the transactions will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of Company common stock and the InterXion Shares;

•	federal, state and local legislation, governmental regulation and legal developments affecting the industries in which the Company and InterXion operate; and

•	other factors beyond the control of the Company and InterXion, including those described or referred to elsewhere in this Quarterly Report.
The market price of shares of the Company’s common stock at the closing of the Offer may vary from its price on the date that was used to establish the exchange ratio, on the date the Purchase Agreement was executed, on the date of this Quarterly Report and at the Expiration Time. As a result, the market value of the Offer Consideration will also vary.
Therefore, while the number of shares of the Company’s common stock to be issued per InterXion ordinary share is fixed, (1) Company stockholders cannot be sure of the market value of the consideration that will be paid to InterXion shareholders upon completion of the transactions and (2) InterXion shareholders cannot be sure of the market value of the consideration they will receive upon completion of the transactions.
Company stockholders and InterXion shareholders will be diluted by the transactions.
The transactions will dilute the ownership position of the Company’s stockholders and result in InterXion shareholders having an ownership stake in the Company that is smaller than their current stake in InterXion. Upon completion of the transactions, the Company estimates that continuing Company stockholders will own approximately 80% of the issued and outstanding common stock of the Company, and former InterXion shareholders will own approximately 20% of the issued and outstanding common stock of the Company. Consequently, Company stockholders and InterXion shareholders, as a general matter, will have less influence over the management and policies of the combined company after the completion of the transactions than each currently exercise over the management and policies of the Company and InterXion, as applicable.
Completion of the transactions is subject to many conditions and if these conditions are not satisfied or waived, the transactions will not be completed, which could result in the requirement that the Company or InterXion pay certain termination fees.
The Purchase Agreement includes customary representations, warranties and covenants of the Company, Buyer and InterXion. Until the earlier of the termination of the Purchase Agreement and the completion of the transactions, InterXion has agreed to operate its and its subsidiaries’ businesses in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth more fully in the Purchase Agreement. In addition, Buyer’s obligation to purchase the InterXion Shares validly tendered and not properly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of various closing conditions, including that certain required regulatory approvals shall have been received and be in full force and effect or their relevant waiting periods (and any extension thereof) shall have expired or been terminated. The Company and InterXion have agreed to use their respective reasonable best efforts to obtain such required approvals.
There can be no assurance that the conditions to closing of the transactions will be satisfied or waived or that the transactions will be completed. Failure to consummate the transactions may adversely affect the Company’s or InterXion’s results of operations and business prospects for the following reasons, among others: (i) each of the Company and InterXion will incur certain transaction costs, regardless of whether the transactions close, which could adversely affect each company’s respective financial condition, results of operations and ability to make distributions to its security holders; and (ii) the transactions, whether or not they close, will divert the attention of certain management and other key employees of the Company and InterXion from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company or InterXion, respectively. In addition, the Company or InterXion may terminate the Purchase Agreement under certain circumstances, which may require the Company to pay InterXion a termination fee of $254.3 million, or may require InterXion to pay the Company a termination fee of $72.6 million. If the transactions are not consummated, the price of the Company’s common stock might decline.
The pendency of the transactions could adversely affect the business and operations of the Company and InterXion.
Prior to the completion of the transactions, some customers, prospective customers or vendors of each of the Company and InterXion may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of the Company and InterXion, regardless of whether the transactions are completed. Similarly, current and prospective employees of the Company and InterXion may experience uncertainty about their future roles with the Company following the transactions, which may adversely affect the ability of each of the Company and InterXion to attract and retain key personnel during the pendency of the transactions. In addition, during the pendency of the transactions, the Company has agreed not to: declare or pay any dividend, other than in the ordinary course of business; enter into a material new line of business unrelated to the current business lines; or knowingly take or fail to any action which would reasonably be expected to cause the Company to fail to qualify as a REIT, among other things. Similarly, during the pendency of the transactions, InterXion has agreed not to: pursue strategic transactions; undertake significant capital projects; undertake certain significant financing transactions; incur significant indebtedness; modify, amend, renew, or extend any material customer contract other than in the ordinary course of business; hire any new senior management employees; or otherwise pursue certain material actions, even if such actions would prove beneficial to InterXion.
The Purchase Agreement contains provisions that could discourage a potential competing acquirer of InterXion or could result in a competing proposal being at a lower price than it might otherwise be.
The Purchase Agreement contains provisions that, subject to limited exceptions necessary to comply with the duties of the InterXion Board, restrict the ability of InterXion to solicit or initiate discussions with any third party regarding Alternative

Acquisition Proposals (as defined in the Purchase Agreement) or participate in any discussions or negotiations with any third party regarding such proposals. Subject to certain exceptions, the InterXion Board is not permitted to (a) withhold, withdraw, qualify or modify its recommendation to its shareholders to accept the Offer and approve and adopt certain matters, including the transactions contemplated by the Purchase Agreement (the “InterXion Recommendation”), (b) recommend, adopt or approve any Alternative Acquisition Proposal, (c) publicly make any recommendation in connection with an Alternative Acquisition Proposal other than a recommendation against such proposal, (d) fail to publicly and without qualification recommend against any Alternative Acquisition Proposal or fail to reaffirm the InterXion Recommendation within certain specified time periods (any such action in this paragraph an “Adverse Recommendation Change”), (e) publicly propose to do any of the foregoing or (f) approve or recommend or allow InterXion or any affiliates to execute or enter into, any agreement relating to any Alternative Acquisition Proposal.
Solely in response to a Superior Proposal (as defined in the Purchase Agreement) received by the InterXion Board, which must be (i) more favorable to InterXion and its shareholders and (ii) include offer consideration with a value that exceeds the Offer Consideration by at least 7%, the InterXion Board may at any time prior to the Expiration Time make an Adverse Recommendation Change, or terminate the Purchase Agreement and enter into an Alternative Acquisition Agreement (as defined in the Purchase Agreement) with respect to a Superior Proposal if, (a) InterXion has provided to the Company and Buyer four business days’ prior written notice of the existence of and material terms and conditions of the Superior Proposal; (b) InterXion has engaged in good faith negotiations with the Company and Buyer to amend the Purchase Agreement to make the Purchase Agreement at least as favorable as the Alternative Acquisition Proposal; and (c) the InterXion Board has determined that, in light of such Superior Proposal and taking into account any revised terms proposed by the Company, that the failure to effect an Adverse Recommendation Change and/or terminate the Purchase Agreement would be inconsistent with the directors’ fiduciary duties under the laws of the Netherlands.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of InterXion from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the transactions, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Purchase Agreement.
If the Offer is not consummated by the End Date, either the Company or InterXion may terminate the Purchase Agreement.
The Purchase Agreement contains certain termination rights, including, but not limited to, the right of either party to terminate the Purchase Agreement if the Offer is not consummated on or before 11:59 p.m. (New York City time) on October 29, 2020 (the “End Date”), provided, further, that if all of the Offer conditions shall have been satisfied (other than the condition that all Required Approvals (as defined in the Purchase Agreement) shall have been received), the End Date shall automatically extend until the date that is 90 days following the initial End Date.
The transactions will result in changes to the board of directors of the combined company.
The board of directors of the combined company will consist of nine board members designated by Digital Realty and one board member designated by InterXion. Laurence A. Chapman, the current Chairman of the Digital Realty Board of Directors, will serve as Chairman of the Board of Directors of the combined company. This new composition of the board of directors of the combined company may affect the future decisions of the combined company.
Risks Related to the Combined Company Following the Transactions
The combined company expects to incur substantial expenses related to the transactions.
The combined company expects to incur substantial expenses in connection with completing the transactions and integrating the business, operations, networks, systems, technologies, policies and procedures of InterXion with those of the Company. There are several systems that must be integrated, including accounting and finance and asset management. While the Company has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the transactions could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the transactions.

Following the transactions, the combined company may be unable to integrate the businesses of the Company and InterXion successfully and realize the anticipated synergies and other benefits of the transactions or do so within the anticipated timeframe.
The transactions involve the combination of two companies that currently operate as independent public companies. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform, technologies and systems. These savings are expected to be realized upon full integration following the closing of the transactions. However, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and InterXion. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of the Company and InterXion in a manner that permits the combined company to achieve the cost savings anticipated to result from the transactions, which would result in the anticipated benefits of the transactions not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the transactions; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the transactions and integrating the companies’ operations.
For all these reasons, it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the transaction, or could otherwise adversely affect the business and financial results of the combined company.
Following the transactions, the combined company may be unable to retain key employees.
The success of the combined company after the transactions will depend in part upon its ability to retain key Company and InterXion employees. Key employees may depart either before or after the transactions because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the transactions. Accordingly, no assurance can be given that the Company, InterXion or, following the transactions, the combined company will be able to retain key employees to the same extent as in the past.
The combined company’s anticipated level of indebtedness will increase upon completion of the transactions and may increase the related risks the Company now faces.
In connection with the transactions, the combined company will assume and/or refinance certain indebtedness of InterXion totaling approximately $1.4 billion and may be subject to increased risks associated with debt financing, including the risk that the combined company’s cash flow could be insufficient to meet required payments on its debt.
The combined company’s increased indebtedness could have important consequences to holders of its common stock and preferred stock, including InterXion shareholders who receive Company common stock in the transactions, including:

•	increasing the combined company’s vulnerability to general adverse economic and industry conditions;

•	limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•
requiring the use of a substantial portion of the combined company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry; and

•	putting the combined company at a disadvantage compared to its competitors with less indebtedness.

If the combined company defaults under a mortgage loan, it may automatically be in default under any other loan that has cross-default provisions, and it may lose the properties securing these loans. Although the combined company anticipates that it will pay off its mortgage payables if and when prepayment penalties and other costs and considerations make it economically feasible to do so, the combined company cannot anticipate when such payment will occur.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the transactions.
Following the transactions, the combined company expects to continue to expand its operations through additional acquisitions and development, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its development and expansion opportunities, which may pose substantial challenges for the combined company to complete development projects and integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the combined company’s development, expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Counterparties to certain significant agreements with the Company or InterXion may exercise contractual rights under such agreements in connection with the transactions.
The Company and InterXion are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate the agreement. Under some such agreements, the closing of the Offer may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the transactions. Any such counterparty may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the business or operations of the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.

None.
Digital Realty Trust, L.P.
During the three months ended September 30, 2019, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended September 30, 2019, Digital Realty Trust, Inc. issued an aggregate of 1,414 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2019, our Operating Partnership issued an aggregate of 1,414 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement.
For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $23.2 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

3.4
Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 10, 2019).

3.5
Articles Supplementary designating Digital Realty Trust, Inc.’s 5.200% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on October 9, 2019).

4.1
Indenture, dated as of October 9, 2019, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 1.125% Guaranteed Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on October 9, 2019).

4.2
Specimen Certificate for Digital Realty Trust, Inc.’s 5.200% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on October 9, 2019).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 8, 2019	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 8, 2019	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 8, 2019	/S/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

November 8, 2019		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 8, 2019		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 8, 2019		/s/ EDWARD F. SHAM
Edward F. Sham Chief Accounting Officer (principal accounting officer)