Form 10-K
period 2019-12-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2020-03-02
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 738-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common Stock, $0.01 par value per share	DLR	New York Stock Exchange
	Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	DLR Pr C	New York Stock Exchange
	Series G Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr G	New York Stock Exchange
	Series I Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr I	New York Stock Exchange
	Series J Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr J	New York Stock Exchange
	Series K Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr K	New York Stock Exchange
	Series L Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr L	New York Stock Exchange
Digital Realty Trust, L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ⌧ No ◻
Digital Realty Trust, L.P.	Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ◻ No ⌧
Digital Realty Trust, L.P.	Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Digital Realty Trust, Inc.	Yes ⌧ No ◻
Digital Realty Trust, L.P.	Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Digital Realty Trust, Inc.	Yes ⌧ No ◻
Digital Realty Trust, L.P.	Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Digital Realty Trust, Inc.:

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 28, 2019 totaled approximately $25 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 28, 2019. The identification of 10% or greater stockholders as of June 28, 2019 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 28, 2019. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 26, 2020
Common Stock, $.01 par value per share	209,039,061

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2020 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2019, Digital Realty Trust, Inc. owned an approximate 95.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2019, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. into this single report results in the following benefits:

●	enhancing investors’ understanding of our Company and our Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
●	eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both our Company and our Operating Partnership; and
●	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

●	consolidated financial statements;
●	the following notes to the consolidated financial statements:
●	"Debt of the Company" and "Debt of the Operating Partnership";
●	"Income per Share" and "Income per Unit";
●	"Equity and Accumulated Other Comprehensive Loss, Net of the Company" and "Capital and Accumulated Other Comprehensive Loss of the Operating Partnership"; and
●	"Quarterly Financial Information";
●	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations;
●	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and
●	Selected Financial Data.

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the Chief Executive Officer and Chief Financial Officer of each entity has made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement; “term loan facility” or “unsecured term loans” refers to our Operating Partnership’s senior unsecured multi-currency term loan facility and term loan agreement, which governs a $300 million five-year senior unsecured term loan and a $512 million five-year senior unsecured term loan; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $306 million based on exchange rates at December 31, 2019) senior unsecured revolving credit facility and Yen credit agreement; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

ITEM 1.     BUSINESS

The Company

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership, (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. Digital Realty Trust, L.P., a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers.  Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes.

As of December 31, 2019, our portfolio consisted of 225 data centers (including 41 data centers held as investments in unconsolidated joint ventures), of which 147 are located in the United States, 41 are located in Europe, 19 are located in Latin America, 10 are located in Asia, 5 are located in Australia and 3 are located in Canada.

Digital Realty Trust, Inc. was incorporated in the state of Maryland on March 9, 2004. Digital Realty Trust, L.P. was organized in the state of Maryland on July 21, 2004. Our principal executive offices are located at Four Embarcadero Center, Suite 3200, San Francisco, California 94111. Our telephone number is (415) 738-6500. Our website is www.digitalrealty.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K.

Recent Acquisitions

On October 29, 2019, Digital Realty Trust, Inc., Digital Intrepid Holding B.V., an indirect subsidiary of Digital Realty Trust, Inc., which we refer to as the Buyer, and InterXion Holding N.V., which we refer to as InterXion, entered into a purchase agreement, or the Purchase Agreement, pursuant to which, subject to the terms and conditions of the Purchase Agreement, the Buyer will commence an exchange offer, or the Offer, to purchase all of the outstanding ordinary shares of InterXion, or InterXion Shares, in exchange for shares of common stock of Digital Realty Trust, Inc., or the Offer Consideration. The transaction is expected to close in 2020 and is subject to customary closing conditions. We refer to the transactions contemplated by the Purchase Agreement as the InterXion Combination or the InterXion Transactions.

On November 1, 2019, we closed the joint venture with Mapletree Investments and Mapletree Industrial Trust, which we refer to collectively as Mapletree, on three existing Turn-Key Flex® data centers located in Ashburn, Virginia. The Company retained a 20% ownership interest in the joint venture, and Mapletree acquired the remaining 80% stake for approximately $0.8 billion. We will continue to operate and manage these facilities. The second tranche of the Mapletree transaction, the sale of 10 fully-leased Powered Base Building® properties for $557 million, closed in January 2020.

On December 20, 2018, the Operating Partnership and Stellar Participações S.A. (formerly Stellar Participações Ltda.), a Brazilian subsidiary of the Operating Partnership, completed the acquisition of Ascenty, a leading data center provider in Brazil, for cash and equity consideration of approximately $2.0 billion, including cash assumed. We refer to this transaction as the Ascenty Acquisition. In March 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally. Brookfield invested approximately $702 million in exchange for approximately 49% of the total equity interests in the joint venture which owns and operates Ascenty. A subsidiary of the Operating Partnership retained the remaining equity interest in the Ascenty joint venture. As of March 27, 2019, we deconsolidated Ascenty and recorded our retained interest as an investment in unconsolidated joint ventures due to shared control with Brookfield.

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

Industry Background

The digital economy continues to grow and change how enterprises across all industries create and deliver value. Companies increasingly need to operate ubiquitously, on-demand and with real-time intelligence serving customers, partners and employees across multiple channels, business functions and points of business presence. Computational processing power requirements continue to advance, data traffic is growing, and the volume of data that enterprises generate, transmit, process, analyze, monitor and manage is expanding dramatically. The Internet of Things, 5G, autonomous vehicles and artificial intelligence, among other technological advancements, are driving unprecedented growth of the digital economy.

As the infrastructure for this growing digital economy, we believe the data center industry is poised for sustainable growth. The demand for data center infrastructure is being driven by this digital transformation which is contributing to the explosive growth of data, rapid growth of cloud adoption and greater demand for IT outsourcing. The power requirements and financial costs to support this growth in data, traffic and storage are substantial and growing accordingly. We believe that data centers will continue to play a critical role in the digital economy and enabling business transformation strategies.

We believe cloud solutions and, in particular, hybrid cloud solutions will remain significant drivers of demand for data infrastructure. The hybrid cloud, which combines public and private cloud solutions, has gained traction because it enables corporate enterprises to achieve efficiencies and contain costs as well as scale and secure their most sensitive information. In addition, the leading cloud service providers are generally mature, well-capitalized technology companies, and cloud platforms are among their fastest growing business segments. Data center providers that can solve global coverage, capacity and ecosystem connectivity needs, and coordinate and aggregate diverse customer and application demand, are poised to benefit from these cloud-specific industry drivers.

These diverse and secular industry dynamics are driving greater demand for data center capacity not only from global cloud service providers, but also from businesses across all industries, including disaster recovery firms, IT service firms and financial services. As companies focus on their core competencies and rely on outsourcing to meet their needs, they are prioritizing colocation for their data center solutions for various reasons, including to reduce latency in data transfer and increase global presence and connectivity. New technologies need a fast, reliable and flexible foundation to operate, and the importance of offering a full spectrum of power, space and connectivity solutions continues to grow.

Our Business

We solve global coverage, capacity, and ecosystem connectivity needs for companies of all sizes through PlatformDIGITALTM, our global platform for centers of data exchange, interconnection, and colocation solutions. Our global, fit for purpose data center platform enables companies to scale their digital business with a controlled, connected, and optimized network architecture designed to address their specific requirements. We offer a Pervasive Data Center (PDxTM) architecture that integrates the physical and virtual worlds within proximity to centers of data exchange, interconnected to digital ecosystems and tailored to business needs. Our solutions support increasing requirements for a decentralized infrastructure to accommodate the growing need for distributed workflows that vary by type of customer, application, data and location. This platform allows our customers and partners to connect with each other and their own customers and partners.

Fundamentally, our platform brings together foundational real estate and innovative technology expertise to deliver a comprehensive, specialized product suite to meet customers’ global infrastructure needs. Our solutions help enable the global cloud revolution and provide the infrastructure for today’s growing digital economy. We represent an important part of the digital economy that we believe will benefit from powerful, long-term growth drivers.

We believe that the growth trends in the data center market, the cloud, Internet traffic and Internet-based services, combined with cost advantages in outsourcing data center requirements, provide attractive growth opportunities for us as a data center solutions provider. Leveraging deep expertise in technology and real estate, we have an expansive global footprint, impressive scale and a full-spectrum fit for purpose product offering in key metropolitan areas around the world. These advantages simplify the contracting process for multinational enterprises, eliminating their need to contract with multiple local data center solutions providers. In addition, in areas where high data center construction and operating costs and long time-to-market prohibit many of our customers from building their own data centers, our global footprint and scale allow us to quickly and efficiently meet our customers' needs.

Digital Realty Pillars

Resilient Foundations

Our record of resiliency, 12 consecutive years of “five-nines” (99.999%) uptime for facilities owned and operated by us, and our award-winning sustainability program ensure our customers’ high-performance networks are effective and environmentally conscious. We design, own and manage data centers and are trusted with the critical IT infrastructures of companies globally, from small businesses to large multinational enterprises. We provide the critical digital foundations for our customers to store, manage, and connect their data when, where and how they need it.

Global, Local and Interconnected

Our data centers are hyper-connected hubs, strategically located in 36 key metro areas across the world. Our global strength is matched by the expertise of our local teams on the ground. Our data centers provide high-performance access to one of the largest ecosystems of interconnected networks, critical data center and cloud services, customers and partners. Our global footprint and network enable our customers to connect with other parties in the way they need.

Trusted Partner

We are a trusted partner for our customers, which include many of the most digitally ambitious companies in the world, helping safeguard their digital capital and driving their growth. Whether designing and delivering dedicated data center facilities or solving cloud connectivity issues, our dedicated team of technical experts strives to ensure customer success through consistency in operations, customer care and ease of doing business.

Our Data Center Portfolio

Our portfolio of high-quality data centers provides secure, highly connected and continuously available environments for the exchange, processing and storage of critical electronic information. Data centers are used for digital communication, disaster recovery purposes, transaction processing and housing mission-critical corporate IT applications. Our internet gateway data centers are highly interconnected, network-dense facilities that serve as hubs for internet and data communications within and between major metropolitan areas. We believe internet gateways are extremely valuable and a high-quality, highly interconnected global portfolio such as ours could not be easily replicated today on a cost-competitive basis.

Our global platform provides access to a network of 225 state-of-the-art, interconnected data centers, concentrated in 36 major metropolitan areas across 13 countries on five continents. We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. Northern Virginia represented 24% of total revenue for the year ended December 31, 2019, followed by Chicago with 13% of total revenue.

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

Our portfolio contains a total of approximately 36.6 million square feet, including approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for future development. The 41 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 4.7 million rentable square feet. The 24 parcels of developable land we own comprise approximately 944 acres. A significant component of our current and future growth is expected to be generated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2019, our portfolio, including the 41 data centers held as investments in unconsolidated joint ventures and excluding space under active development and space held for future development, was approximately 86.8% leased.

Our Diversified Product Offerings

We provide a flexible, global data center platform that allows our customers to tailor infrastructure deployments and controls matched to their business needs. Our data centers and comprehensive suite of product offerings are scalable to meet our customers’ needs, from a single rack or cabinet up to multi-megawatt deployments, along with connectivity, interconnection and solutions to support their hybrid cloud architecture requirements. Over the past few years, we have expanded our product mix to appeal to a broader spectrum of data center customers, especially those seeking to support a greater portion of their data center requirements through a single provider. We offer a comprehensive global product offering that covers the spectrum from single rack colocation to multiple megawatt deployments and connectivity around the world to suit our customers’ current needs and to enable their future growth. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

PlatformDIGITAL Solution Model. The PlatformDIGITAL solution model is based on our Pervasive Datacenter™ architecture strategy, which brings users, networks, clouds, controls and systems to the data, removing barriers, creating centers of data exchange to accommodate distributed workflows and scaling digital business.

Network Hub	Consolidates and localizes traffic into ingress/egress points to optimize network performance and cost
Control Hub	Hosts adjacent security and IT controls to improve security posture and IT operations
Data Hub	Localizes data aggregation, staging, analytics, streaming and data management to optimize data
SX Fabric	Adds SDN overlay to service chain multi-cloud and B2B application ecosystems Connects hubs across metros and regions to enable secure and performant distributed workflows

Capacity

Product	Description
Colocation	Small (one cabinet) to medium (75 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-3 years Consistent designs, operational environment, power expenses
Scale & Hyperscale Powered Base Building® Turn-Key Flex®	Scale from medium (300+ kW) to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

The PlatformDIGITAL solution model is available in our colocation and Turn-Key Flex® data centers, which are move-in ready, physically secure facilities with the power and cooling capabilities to support customers requiring a single rack or cabinet up to multi-megawatt deployments. We believe our colocation and Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, requisite power and network access necessary to support a state-of-the-art data center.

Additionally, our data center campuses offer our customers the opportunity to expand in or near their existing deployments within our data center campuses.

Connectivity

Product	Description
Cross Connect	A Layer 1 connection between two customer defined end points in a Digital Realty facility
Campus Connect	Local, dedicated connectivity solution within Digital Realty campus environments located in hyperconnected metros around the world
Metro Connect	Dedicated connection between multiple Digital Realty facilities located in the same metro area
Internet Exchange	Peering with major carrier, content, and wireless networks on a single, high-availability service platform
Service Exchange	Access to multiple connections through multiple service providers all from one portal
IP Bandwidth	Blended bandwidth upstream connectivity with routing to provide a fast, resilient, dedicated Internet connection
Pathway	Point-of-entry access for carriers, terminating into the POP or Meet Me Room within a given facility

Through our recent investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our data center product offerings. Furthermore, through product offerings such as our Service Exchange and partnerships with cloud service providers, we are able to support our customers’ hybrid cloud architecture requirements.

Our Global Customers

Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 2,000 customers, and no single customer represented more than approximately 8.0% of the aggregate annualized rent of our portfolio as of December 31, 2019. We provide each customer access to a choice of highly customized solutions based on their scale, colocation, and interconnection needs.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for and trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us internationally. Our largest customer, accounted for approximately 8.0% of the aggregate annualized rent as of December 31, 2019 and no other single customer accounted for more than approximately 6.7% of the aggregate annualized rent of our portfolio. At December 31, 2019, our customers represented a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

Cloud and IT Services	Digital Content Providers and Financial Companies	Network and Mobile Services
Fortune 50 Software Company	Facebook, Inc.	Comcast Corporation
IBM	Fortune 25 Investment Grade-Rated Company	CenturyLink
Oracle America, Inc.	LinkedIn	China Telecommunications Corporation
Cyxtera Technologies	JPMorgan Chase & Co.	Verizon
Equinix	Morgan Stanley

Proven Experience Attracting and Retaining Customers. Our specialized data center salesforce, which is aligned to meet our customers’ needs for global, enterprise and network solutions, provides a robust pipeline of new customers, while existing customers continue to grow and expand their utilization of our technology-enabled services to support a greater portion of their IT needs.

Below is a summary of our leasing activity for the year ended December 31, 2019 (in millions):

	Year Ended December 31, 2019
	Commenced		Signed
		Annualized			Annualized
	Square Feet	GAAP Rent	Square Feet		GAAP Rent
New	1.8	$216	1.7	(1)	$218	(1)

Renewals	5.0	$519	4.9		$509
(1)	Includes signed new leases with existing customers totaling approximately 1.5 million square feet, which represent approximately $194 million in annualized GAAP rent.

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

Superior Risk-Adjusted Returns. We believe that achieving appropriate risk-adjusted returns on our business, including on our development pipeline and leasing transactions, will deliver superior stockholder returns. At December 31, 2019, we had approximately 4.5 million square feet of space under active development. We may continue to build out our development pipeline when justified by anticipated returns. We have established robust internal guidelines for reviewing and approving leasing transactions, which we believe will drive risk-adjusted returns. We also believe that providing an even stronger value proposition to our customers, including through new and more comprehensive product offerings, as well as continuing to improve operational efficiencies, will further drive improved returns for our business.

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. We target a debt-to-adjusted EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the related cost. Since Digital Realty Trust Inc.’s initial public offering in 2004, we have raised approximately $35.0 billion of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facilities, our term loan facility, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

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

Accelerate Global Reach and Scale. We have strategically pursued international expansion since our IPO in 2004 and now operate across five continents. We believe that our global multi-product data center portfolio is a foundational element of our strategy and our scale and global platform represent key competitive advantages difficult to replicate. Customers and competitors are recognizing the value of interconnected scale, which aligns with our connected campus strategy that enables customers to “land and expand” with us. We expect to continue to source and execute strategic and complementary transactions to strengthen our data center portfolio, expand our global footprint and product mix, and enhance our scale. In December 2018, we completed the acquisition of Ascenty, a leading data center provider in Brazil, immediately establishing Digital Realty as the premier data center solutions provider in the Latin America region. In October 2019, we entered into a definitive agreement with InterXion, which would expand the combined company’s presence across Europe.

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

In 2019, for the third consecutive year, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements. We also issued our second green bond with net proceeds of €1.08 billion to further our efforts to invest in green buildings, energy efficiency improvements, and renewable energy.

The Sustainability Accounting Standards Board (“SASB”) issued the Real Estate Sustainability Accounting Standard guidance, which outlines proposed disclosure topics and accounting metrics for the real estate industry. We provide data on energy and water management metrics that we believe best correlate with our business and industry as indicated in the following sections. Energy and water data receives third party assurance as part of our annual environmental, social, and governance (“ESG”) report development process.

Energy Management

a)	2018 Energy Data(1)

Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(2)	Grid electricity consumption as a % of Energy Consumption	Renewable Energy as a % of Energy Consumption(3)	Like-for-Like Change in Energy Consumption for Portfolio Area with Data Coverage(4)
93%	6,601,549	96%	18%	1.3%

(1)	The most recent full year for which energy data is available is 2018. The scope of data coverage includes managed and indirectly managed assets. In 2018, 97% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office space. These secondary space types are not broken out by subsector.
(2)	The scope of energy includes energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from all other sources, including direct fuel usage, purchased electricity, and purchased chilled water.
(3)	Provided as a percent of energy consumption for managed assets. Excludes renewable energy delivered as part of the standard utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Renewable Energy Credit (“REC”) and Guaranty-of-Origin (“GO”) purchases and RECs generated by the Company.
(4)	Scope of data is aligned with the 2018 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b)	Sustainable Data Center Ratings

We seek to certify all major new construction and redevelopment projects under US Green Building Council LEED Silver rating or equivalent certification. Data center space receiving third-party sustainable ratings in 2019 totaled approximately 1.1 million square feet. We received the following sustainable data center ratings for all, or a portion of, the following sites:

Data Center	Metropolitan Area	Rating System	Level Achieved
1210 Integrity Drive	Richardson	LEED (1)	Gold
21744 Sir Timothy Drive	Ashburn	LEED	Gold
3205 Alfred Street	Santa Clara	LEED	Gold
44274 Round Table Plaza (Bldg L) Phase 2-3	Ashburn	LEED	Gold
Digital Crawley 2 (North Bldg)	London	BREEAM (2)	Excellent

(1)	LEEDTM: Leadership in Energy and Environmental Design
(2)	BREEAM: Building Research Establishment Environmental Assessment Method

For existing buildings, we seek to benchmark 100% of properties in ENERGY STAR Portfolio Manager and pursue certification for eligible U.S. properties. In 2019, we achieved ENERGY STAR for Data Centers recognition for 29 data centers, representing 54% of our U.S. stabilized and managed data center portfolio by square feet. In total, 46% of our total global stabilized and managed portfolio by square feet has an energy rating as of December 31, 2019.(1)

(1)	Excludes unstabilized assets, Powered Base Building space, space under active development, space held for development, indirectly managed assets, and space held in unconsolidated joint ventures.

c)	Energy management considerations

Energy and resource management considerations are integrated into our business decisions and strategy. For the operating portfolio, annual capital expense investment planning identifies and evaluates resource efficiency project opportunities in a parallel track alongside non-resource-impacting capital investments. For acquisitions and new development activity, resiliency risks, resource availability, and renewable energy access are considered. Our design and construction process is intended to incorporate sustainable features that support resource efficiency during construction as well as during eventual operational activity at the sites.

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. We have a colocation power usage effectiveness (PUE) improvement goal of 10% by 2022 against a 2017 baseline and UK Climate Change Agreement energy reduction goals for our UK properties. Our EMEA colocation portfolio participates in the European Union’s Code of Conduct for Energy Efficiency in Data Centers, a voluntary initiative which addresses airflow management, cooling system efficiency and capital plant replacement. Globally, we conduct external technical building assessments as well as utilize ENERGY STAR Portfolio Manager scores to prioritize efficiency opportunities. Energy efficiency measures implemented typically involve HVAC and lighting-related improvements and building commissioning. In 2019, more than 60 energy efficiency measures were implemented, totaling over 19,500 MWh in projected energy savings.

We have set a long-term, global 100% renewable target and in 2019, 100% of our EMEA portfolio and US colocation business units were matched with renewable energy. In 2019, we entered into a 50-megawatt power purchase agreement to source solar power for a portion of our Northern Virginia portfolio and entered into a utility green tariff to supply 120,000 MWh of renewable power to our Oregon data center development. Our Texas wind farm, Illinois wind farm and Virginia solar farm power purchase agreements produced 605,123 MWh of renewable energy credits in 2019.

We implement ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) to measure, manage and improve the energy and environmental performance of our data centers. In 2018, 97% of our EMEA portfolio and 33% of our global portfolio had ISO 14001 certifications and 100% of our EMEA portfolio and 8% of our global portfolio was covered under ISO 50001. Additionally, 100% of our Singapore portfolio was certified under the SS564 Green Data Centres standard for Energy and Environmental Management Systems.

Water Management

a)	2018 Water Data (1)

Water Withdrawal Data Coverage as % of Floor Area	% of Floor Area with 40% or Greater Baseline Water Stress (2)	Total Water Withdrawn by Portfolio Area with Data Coverage (cubic meters, in thousands) (3)	% of Water Withdrawn with 40% or Greater Baseline Water Stress (2)	Like-for-Like Change in Water Withdrawals (4)
86%	34%	5,469	57%	(0.6)%

(1)	The most recent full year for which water data is available is 2018. The scope of data coverage involves managed and indirectly managed assets The scope of water withdrawals is aligned with the 2018 GRESB Real Estate Assessment Reference Guide. In 2018, 97% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office. These secondary space types are not broken out by subsector.
(2)	Based on properties classified as High or Extremely High Baseline Water Stress determined by the World Resources Institute’s (WRI) Water Risk Atlas tool, Aqueduct. Includes properties that have complete water withdrawal data coverage.
(3)	The scope of water consumed includes potable and non- potable water purchased from third-party suppliers.
(4)	Scope of data is aligned with the 2018 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b)	Water Management Risks and Mitigation Strategies

Certain assets are in regions of high or extremely high baseline water stress and may face future risk of water scarcity, higher water costs, and regulatory constraints on water consumption. See Section 1A. for further discussion on environmental risks. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied non-potable reclaimed water, which accounted for 35% of our total water usage in 2018. We also consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate the site’s reliance on access to water for cooling. In 2019, we announced a program that would expand the Company’s efforts to optimize water use through water reduction, reuse and recycling projects. Additionally, we participate in the Building Owners and Managers Association (“BOMA”) Waste and Water Challenge, committing to monitor and improve our waste and water consumption.

Management of Tenant Sustainability Impacts

a)	2019 Tenant Sustainability

4
% of New Leases with Cost Recovery Clause for Efficiency Improvements (1)	Leased Floor Area of New Leases with Cost Recovery Clause (Square Feet)	% of Total Leased Floor Area with Cost Recovery Clauses (2)	% of Leased Floor Area that is Separately Metered for Electricity Consumption (3)
29%	411,493	6.4%	95%

(1)	Data provided for new data center scale leases signed and excludes colocation agreements.
(2)	Total leased floor area excludes non-managed unconsolidated joint ventures, vacant space, space held for development, space under active development, Powered Base Building, colocation, and non-technical space. Leased floor area with cost recovery clauses signed prior to 2017 may not be included.

(3)	Excludes unconsolidated joint ventures, vacant space, space held for development, space under active development, and non-technical space. Water use is predominantly driven by shared cooling infrastructure, common areas, and exterior landscape irrigation and is not separately metered.

b)	Approach to measuring, incentivizing and improving sustainability impacts of tenants

We seek to incorporate “green lease” language into agreements with new customers where energy is separately metered, and we endeavor to incorporate green lease language into renewals. We launched our green lease program for applicable contract types to better align interests between landlord and tenants to incentivize energy and resource efficiency investments, share energy and water usage data, streamline renewable energy procurement and support sustainable building certifications.

Climate Change Adaptation

a)	Properties located in 100-Year Flood Zones

Ten U.S. data centers totaling 1,414,708 square feet are located in 100-year flood zones designated by the U.S. Federal Emergency Management Agency (“FEMA”) as special flood hazard areas (“SFHA”). No other non-U.S. sites are in 100-year flood zones or similar high hazard locations.

b)	Climate Change Risks and Mitigation Strategies

Risks related to our business and operations as a result of climate change include both physical and transition risks. Potential risks are included below. For further discussion on climate change risks, see Section 1A. Risk Factors.

●	Higher energy costs (e.g., due to more extreme weather events, extreme temperatures or increased demand for limited resources)
●	Higher water costs (e.g., increased scarcity due to severe droughts)
●	Increased environmental regulations impacting the cost to develop, or the ability to develop in certain areas
●	Higher costs of materials due to environmental impacts from extraction and processing of raw materials and production of finished goods
●	Higher costs of supply chain services, with potential supply chain disruptions related to climate change
●	Lost revenue or higher expenses related to climate change events (e.g., higher insurance costs, uninsured losses, diminished customer retention in areas subject to extreme weather or resource availability constraints)

We are focused on climate change resilience from acquisition and new construction throughout each property’s life cycle. During the acquisition and new construction phase, we seek to identify physical and social risks from climate change and develop risks reports which include prevention recommendations specific to each identified risk. We manage these risks by implementing certain measures to reduce risks, maintain what we believe to be appropriate levels of insurance for each asset, and annually measure the reductions in value-at-risk achieved through mitigation measures implemented. We also implement sustainability projects, including sourcing renewable energy, designing and constructing data centers that use less water and energy, and improving water and energy efficiency for operating data centers.

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

Geographic Information

Operating revenues from properties in the United States were $2.6 billion, $2.5 billion and $1.9 billion and outside the United States were $627.4 million, $564.4 million and $515.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. We had investments in real estate located in the United States of $10.6 billion, $11.1 billion and $10.5 billion and outside the United States of $3.7 billion, $3.8 billion and $3.1 billion as of December 31, 2019, 2018 and 2017, respectively.

Operating revenues from properties located in the United Kingdom were $288.2 million, $295.3 million and $275.1 million, or 9.0%, 9.7% and 11.2% of total operating revenues, for the years ended December 31, 2019, 2018 and 2017, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.7 billion, $1.6 billion and $1.7 billion, or 12.0%, 10.9% and 12.1% of total investments in real estate, as of December 31, 2019, 2018 and 2017, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2019, 2018 and 2017. See “Ownership of data centers located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “Our international activities are subject to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas” in Item 1A. Risk Factors for risks relating to our international operations.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2019 has the necessary permits and approvals to operate. Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. See “We may incur significant costs complying with the Americans with Disabilities Act and similar laws.” in Item 1A. Risk Factors.

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

Insurance

We carry commercial general liability, property, and business interruption insurance, including rental income loss coverage on all of the properties in our portfolio under a blanket program. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, and industry practice. We believe the properties in our portfolio are adequately insured. We do not carry insurance for generally uninsured exposures such as loss from war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles we believe are commercially reasonable. We intend to partially fund the earthquake insurance deductibles through a captive insurance company we established. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Potential losses may not be covered by insurance.” in Item 1A. Risk Factors.

Employees

The geographic distribution of our global employee base as of December 31, 2019 is summarized in the following table.

Region	Number of Employees
North America	1,153
Europe	287
Asia Pacific	110
Total	1,550

Available Information

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. We will also provide copies of our Forms 8-K, Forms 10-K, Forms 10-Q, Proxy Statements and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.digitalrealty.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

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

ITEM 1A.      RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 50.

Risks Related to Our Business and Operations

Our business depends upon the demand for data centers.

We are in the business of owning, acquiring, developing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, we cannot assure you that we would be able to replace that customer at a competitive rate or at all. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

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

Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our customer agreements include terms requiring us to meet certain service level commitments to our customers. Any failure to meet these or other commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error or other reasons, could subject us to liability under the terms of our customer agreements, including service level credits against customer rent payments, monetary damages, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability and monetary damages and damage our brand and reputation, and could cause our customers to terminate or not renew their agreements. In addition, we may be unable to attract new customers if we have a reputation for service disruptions, equipment failures or physical or electronic security breaches in our data centers. Any such failures could materially adversely affect our business, financial condition and results of operations.

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

Although our customers’ computing equipment resides in our buildings, we do not have access to, nor do we have knowledge of, what applications and data are being housed and processed on their equipment. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. For example, the EU General Data Protection Regulation (GDPR) and similar regulations may have significant impact on our operations. If we fail to comply with these various regulations, we may have to pay fines or damages. We may not be able to limit our liability or damages in the event of such a loss.

We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2019, the 20 largest customers in our portfolio represented approximately 53.2% of the total annualized rent generated by our properties. Our top three customers leased approximately 4.0 million square feet of net rentable space as of December 31, 2019, representing approximately 20.8% of the total annualized rent generated by our properties. In addition, 63 of our 225 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 27, 2020, we had no material customers in bankruptcy.

Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers, network service providers, and digital economy customers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Dense and desirable customer concentrations within a facility enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.

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

At December 31, 2019, we owned approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2019, customer agreements representing 19.9% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2021, and an additional 14.4% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

Additionally, a customer’s decision to lease space and power in one of our data centers and to purchase additional products typically involves a significant commitment of resources and due diligence on the part of our customers regarding the adequacy of our facilities. As a result, the leasing of data center space can have a long sales cycle, and we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns, may further impact this long sales cycle by making it difficult for customers to plan future business activities, which could cause customers to slow spending or delay decision-making. Our inability to adequately manage the risks associated with the sales cycle may adversely affect our business, financial condition and results of operations.

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

Our portfolio is located in 36 metropolitan areas. As of December 31, 2019, our portfolio, including the 41 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2019
Metropolitan Area	Total annualized rent (1)
Northern Virginia	24.0%
Chicago	11.2%
Silicon Valley	8.2%
London, United Kingdom	8.1%
New York	8.1%
Dallas	7.6%
São Paulo, Brazil	4.3%
Phoenix	3.2%
Singapore	3.1%
San Francisco	2.4%
Seattle	2.4%
Atlanta	2.1%
Los Angeles	1.7%
Amsterdam, Netherlands	1.6%
Other	12.0%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2019, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2019 was approximately $70.3 million. Includes consolidated portfolio and unconsolidated joint ventures at the joint ventures’ 100% ownership level.

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

We do not own 14 buildings in our portfolio that account for approximately 1.0 million rentable square feet, or approximately 3% of our total rentable square feet. These leased buildings accounted for $161.5 million of our total annualized rent as of December 31, 2019. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the initial terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

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

We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.

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

Our international activities, including acquisition, ownership and operation of data centers located outside of the United States, subject us to risks different than those we face in the United States and we may not be able to effectively manage our international business.

Our portfolio included 78 data centers located outside of the United States as of December 31, 2019. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.

The ownership and operation of data centers located outside of the United States subject us to risks from fluctuations in exchange rates between foreign currencies and the U.S. dollar. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations. We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations in a manner consistent with our qualifications as a REIT, although we cannot assure you that we will be able to do so or that this will be effective.

Our foreign operations involve additional risks not generally associated with or different from operations in the United States, including:

●	our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these metropolitan areas;
●	complexity and costs associated with managing international development and operations;
●	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;
●	the adoption and expansion of trade restrictions or the occurrence of trade wars;
●	differing employment practices and labor issues, including related to works councils, employee committees, labor unions and collective rights of action;
●	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;
●	exposure to increased taxation, confiscation or expropriation;
●	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
●	difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;
●	local business and cultural factors;
●	political and economic instability, including sovereign credit risk, in certain geographic regions; and
●	risks related to bribery and corruption.

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

Our inability to overcome these risks could adversely affect our international activities, including our foreign operations and could harm our business and results of operations.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our results of operations.

We are a global company with worldwide operations, including material business operations in Europe. Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate could depress economic activity and restrict our access to capital in the United Kingdom. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. We completed the Telx Acquisition in October 2015, the European Portfolio Acquisition in July 2016 and the DFT Merger in September 2017 and expect to complete our previously announced InterXion Combination in 2020. Our ability to realize the anticipated benefits of these and other acquisitions depends, to a large extent, on our ability to integrate each of them with our business. The combination of two independent businesses can be a complex, costly and time-consuming process, which requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business. There can be no assurance that we will be able to successfully integrate acquired properties and businesses with our business or otherwise realize the expected benefits of these acquisitions. The expected synergies from the acquisitions may not be fully realized, which could result in increased costs and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

The risks of combining businesses include, among others:

●	we may have underestimated the costs to make any necessary improvements to the acquired properties;
●	the acquired properties may be subject to reassessment, which may result in higher than expected property tax payments;
●	we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations;

●	we may face difficulties in integrating employees and in retaining key personnel;
●	we may face challenges in keeping existing customers, including key customers, which could adversely impact our revenue;
●	we may be unable to effectively manage our expanded operations; and
●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates on acquired properties.

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

Additionally, our portfolio consisted of 225 data centers at December 31, 2019, including 41 data centers held as investments in unconsolidated joint ventures. Several of our data centers, including the data centers which we have acquired in the past five years, have been under our management for a limited time. The data centers may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of these data centers will not decline under our management.

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

A component of our growth strategy is to continue to acquire additional data centers, and we continually evaluate the market of available properties and businesses and may acquire additional properties or businesses when opportunities exist. To date, a substantial portion of our acquisitions were completed before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of competitive bidding, which could potentially lead to higher prices. We obtain access to off-market deal flow from numerous sources. If we cannot obtain off-market deal flow in the future, our ability to identify and acquire additional properties at attractive prices could be adversely affected.

Our ability to acquire properties or businesses on favorable terms may be subject to the following significant risks:

●	we may be unable to acquire a desired property or business because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;
●	even if we are able to acquire a desired property or business, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;
●	even if we enter into agreements for the acquisition of real estate or businesses, these agreements are subject to customary conditions to closing; and
●	we may be unable to finance acquisitions on favorable terms or at all.

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

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. In these events, we are not in a position to exercise sole decision-making authority regarding the properties, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor our partner would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with our partners may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected. In addition, we cannot assure you that we will be able to close joint ventures, on the anticipated schedule or at all. Failure to complete any such joint venture could have a negative impact on our business and the trading price of our common stock.

The Brazilian government has exercised, and continues to exercise, significant influence over the Brazilian economy, and this influence, as well as Brazilian political and economic conditions, could adversely affect our investment in the Ascenty joint venture.

Ascenty’s portfolio of data centers is concentrated in Brazil. The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes significant changes in policy and regulations. The Brazilian government’s actions designed to control inflation, stimulate growth and other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies, price controls, currency devaluations, capital controls and limits on imported goods and services. We cannot control or predict changes in policy or regulations that the Brazilian government might adopt in the future. Our investment in the Ascenty joint venture may be adversely affected by the economic and political conditions in Brazil as well as changes in policy or regulations at the federal, state or municipal levels involving or affecting factors such as economic or social factors or political instability.

Our growth depends upon the successful development of our existing space and developable land and new properties acquired for development and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and financial condition.

At December 31, 2019, we had approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;
●	budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;
●	construction site accidents and other casualties;
●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;
●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;
●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;
●	access to sufficient power and related costs of providing such power to our customers;
●	environmental issues;
●	supply chain constraints;
●	fire, flooding, earthquakes and other natural disasters;
●	pandemics;
●	geological, construction, excavation and equipment problems; and
●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.

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

General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations, including as a result of a pandemic affecting countries in which we or our customers operate. Pandemics affecting countries or regions in which we or our customers operate, such as the recent outbreak of the novel coronavirus COVID-19, may impact the global economy and our business, financial condition and results of operations due to, among other factors, adverse impacts on our customers with operations in affected areas or delays in the supply of products or services from our vendors. Instability in the U.S., European, Asian, Latin American and other economies and international financial markets may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’, businesses, financial condition and results of operations.

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

Discontinuation, reform or replacement of the London Interbank Offered Rate (LIBOR) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

Certain of our variable rate debt, including our global revolving credit facility, uses LIBOR as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. Discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.

We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements and through potentially modifying our debt and derivative instruments. However, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so.

We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.

Our total consolidated indebtedness at December 31, 2019 was approximately $10.1 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. As of December 31, 2019, we have a $2.35 billion global revolving credit facility. We have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2019, approximately $2.2 billion was available under this facility, net of outstanding letters of credit. As of February 24, 2020, we had approximately $2.2 billion available under the global revolving credit facility, net of outstanding letters of credit.

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

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our global revolving credit facilities, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that apply to our variable rate debt. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements to fix a significant portion of our floating rate debt. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would have had we not entered into the swap agreements.

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

Our global revolving credit facilities, unsecured term loan facility and senior notes restrict our ability to engage in some business activities. Our global revolving credit facilities and unsecured term loan facility contain negative covenants and other financial and operating covenants that, among other things, restrict our ability to: incur additional indebtedness; make certain investments; merge with another company; and create, incur or assume liens; and require us to maintain financial coverage ratios, including with respect to unencumbered assets.

In addition, the global revolving credit facilities and the unsecured term loan facility restrict Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax.

In addition, our unsecured senior notes are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facilities and unsecured term loan facility, could cause us to default on our senior notes, global revolving credit facilities or unsecured term loan facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 93% of our total indebtedness as of December 31, 2019 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facilities and as our borrowings under our global revolving credit facilities increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, a change in our intended holding period due to our intention to sell an asset, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s or group of properties that operate together as a group use and eventual disposition and compare it to the carrying value of the property or asset group. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or asset group. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. These impairment charges could be significant and could adversely affect our financial condition, results of operations and cash available for distribution.

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

Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, Digital Realty Trust, Inc. is subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. See “Risks Related to Our Organizational Structure—Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders—Tax consequences upon sale or refinancing.” While Digital Realty Trust, Inc. has exclusive authority under Digital Realty Trust, L.P.’s limited partnership agreement to determine whether, when, and on what terms to sell a property, such decisions may require the approval of Digital Realty Trust, Inc.’s Board of Directors. These limitations may affect our ability to sell properties.

This lack of liquidity and the Code restrictions may limit our ability to adjust our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to access capital necessary to meet our debt payments and other obligations.

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

We also depend on the talents and efforts of highly skilled technical individuals. Our success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled technical personnel for all areas of our organization. Competition in our industry for qualified technical employees is intense, and the availability of qualified technical personnel is not guaranteed.

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

We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. A significant portion of our properties are located in seismically active zones such as California, which represents approximately 12% of our portfolio’s annualized rent as of December 31, 2019. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. We may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

In addition, many of our buildings contain extensive and highly valuable technology-related improvements. Under the terms of our agreements with customers, customers are obligated to maintain adequate insurance coverage applicable to such improvements and under most circumstances use their insurance proceeds to restore such improvements after a casualty event. In the event of a casualty or other loss involving one of our buildings with extensive installed tenant improvements, our customers may have the right to terminate their leases if we do not rebuild the base building within prescribed times. In such cases, the proceeds from customers’ insurance will not be available to us to restore the improvements, and our insurance coverage may be insufficient to replicate the technology-related improvements made by such customers. Furthermore, the terms of our mortgage indebtedness at certain of our properties may require us to pay insurance proceeds over to our lenders under certain circumstances, rather than use the proceeds to repair the property. If we or one or more of our customers experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Under various laws relating to the protection of the environment in the United States, as well as in many jurisdictions in Europe, Asia and South America, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at a property, and may be required to investigate and clean up such contamination at or emanating from a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws, as well as laws in Europe, Asia and South America, also impose in certain cases strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.

Previous owners used some of our properties for industrial and manufacturing purposes, and those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of environmental contamination on our properties caused by previous owners or operators. Further, fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Our properties and their uses often require permits and entitlements from various government agencies, including permits and entitlements related to zoning and land use. Certain permits from state or local environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at most of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to some of our properties. Our ability to comply with, as well as changes to, applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of data center facilities.

Also, drought conditions in certain markets have resulted in water usage restrictions and proposals to further restrict water usage.  Our data center facilities could face restrictions on water usage, water efficiency mandates, or higher water prices. Climate change could also limit water availability. In addition, sea level rise and more frequent and severe weather events caused or contributed to by climate change pose physical risks to our facilities. Additional risks related to our business and operations as a result of climate change include both physical and transition risks such as:

●	Higher energy costs (e.g., due to more extreme weather events, extreme temperatures or increased demand for limited resources);
●	Increased environmental regulations impacting the cost to develop, or the ability to develop in certain areas;
●	Higher costs of materials due to environmental impacts from extraction and processing of raw materials and production of finished goods;
●	Higher costs of supply chain services, with potential supply chain disruptions related to climate change; and
●	Lost revenue or higher expenses related to climate change events (e.g., higher insurance costs, uninsured losses, diminished customer retention in areas subject to extreme weather or resource availability constraints).

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results of operations, cash available for distributions, Digital Realty Trust, Inc.’s common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.

When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants, such as Legionella, at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, their employees, our employees and others if property damage or health concerns arise.

We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies, including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NYSE, as well as applicable local, state, and national labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties and increased costs of compliance.

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

Risks Related to the InterXion Exchange Offer

The Offer Consideration will not be adjusted in the event of any change in the stock prices of either the Company or InterXion.

Upon the completion of the Offer, and subject to the satisfaction or waiver of the various closing conditions, each InterXion Share validly tendered and not properly withdrawn will be converted automatically into the right to receive 0.7067 shares of the Digital Realty Trust, Inc.’s common stock. The exchange ratio of 0.7067 will not be adjusted for changes in the market prices of either shares of Digital Realty Trust, Inc. common stock or the InterXion Shares. Changes in the market price of shares of Digital Realty Trust, Inc. common stock prior to the expiration of the Offer will affect the market value of the Offer Consideration. Stock price changes may result from a variety of factors (many of which are beyond the control of the Company and InterXion), including the following factors:

●	market reaction to the announcement of the Offer and the prospects of the Company following the transactions;
●	changes in the respective businesses, operations, assets, liabilities and prospects of the Company and InterXion;
●	changes in market assessments of the business, operations, financial position and prospects of either company;
●	market assessments of the likelihood that the InterXion Transactions will be completed;
●	interest rates, general market and economic conditions and other factors generally affecting the market prices of Digital Realty Trust, Inc. common stock and the InterXion Shares;
●	federal, state and local legislation, governmental regulation and legal developments affecting the industries in which the Company and InterXion operate; and
●	other factors beyond the control of the Company and InterXion, including those described or referred to elsewhere in this report.

The market price of shares of the Digital Realty Trust, Inc.’s common stock at the closing of the Offer may vary from its price on the date that was used to establish the exchange ratio, on the date the Purchase Agreement was executed, on the date of this report and at the expiration time of the Offer. As a result, the market value of the Offer Consideration will also vary.

Therefore, while the number of shares of the Digital Realty Trust, Inc.’s common stock to be issued per InterXion Share is fixed, (1) Digital Realty Trust, Inc. stockholders cannot be sure of the market value of the consideration that will be paid to InterXion shareholders upon completion of the InterXion Transactions and (2) InterXion shareholders cannot be sure of the market value of the consideration they will receive upon completion of the InterXion Transactions.

Digital Realty Trust, Inc. stockholders and InterXion shareholders will be diluted by the transactions.

The transactions will dilute the ownership position of Digital Realty Trust, Inc.’s stockholders and result in InterXion shareholders having an ownership stake in Digital Realty Trust, Inc. that is smaller than their current stake in InterXion. Upon completion of the InterXion Transactions, the Company estimates that continuing Digital Realty Trust, Inc. stockholders will own approximately 80% of the issued and outstanding common stock of Digital Realty Trust, Inc., and former InterXion shareholders will own approximately 20% of the issued and outstanding common stock of Digital Realty Trust, Inc. Digital Realty Trust, Inc. Consequently, Digital Realty Trust, Inc. stockholders and InterXion shareholders, as a general matter, will have less influence over the management and policies of the combined company after the completion of the transactions than each currently exercise over the management and policies of the Company and InterXion, as applicable.

Completion of the InterXion Transactions is subject to many conditions and if these conditions are not satisfied or waived, such transactions will not be completed, which could result in the requirement that the Company or InterXion pay certain termination fees.

The Purchase Agreement includes customary representations, warranties and covenants of Digital Realty Trust, Inc., Buyer and InterXion. Until the earlier of the termination of the Purchase Agreement and the completion of the InterXion Transactions, InterXion has agreed to operate its and its subsidiaries’ businesses in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth more fully in the Purchase Agreement. In addition, Buyer’s obligation to purchase the InterXion Shares validly tendered and not properly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of various closing conditions, including that certain required regulatory approvals shall have been received and be in full force and effect or their relevant waiting periods (and any extension thereof) shall have expired or been terminated. The Company and InterXion have agreed to use their respective reasonable best efforts to obtain such required approvals.

There can be no assurance that the conditions to closing of the InterXion Transactions will be satisfied or waived or that such transactions will be completed. Failure to consummate the InterXion Transactions may adversely affect the Company’s or InterXion’s results of operations and business prospects for the following reasons, among others: (i) each of the Company and InterXion will incur certain transaction costs, regardless of whether such transactions close, which could adversely affect each company’s respective financial condition, results of operations and ability to make distributions to its security holders; and (ii) such transactions, whether or not they close, will divert the attention of certain management and other key employees of the Company and InterXion from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company or InterXion, respectively. In addition, the Company or InterXion may terminate the Purchase Agreement under certain circumstances, which may require the Company to pay InterXion a termination fee of $254.3 million, or may require InterXion to pay the Company a termination fee of $72.6 million. If the InterXion Transactions are not consummated, the price of Digital Realty Trust, Inc.’s common stock might decline.

The pendency of the InterXion Transactions could adversely affect the business and operations of the Company and InterXion.

Prior to the completion of the InterXion Transactions, some customers, prospective customers or vendors of each of the Company and InterXion may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of the Company and InterXion, regardless of whether such transactions are completed. Similarly, current and prospective employees of the Company and InterXion may experience uncertainty about their future roles with the Company following the InterXion Transactions, which may adversely affect the ability of each of the Company and InterXion to attract and retain key personnel during the pendency of such transactions. In addition, during the pendency of the InterXion Transactions, Digital Realty Trust, Inc. has agreed not to: declare or pay any dividend, other than in the ordinary course of business; enter into a material new line of business unrelated to the current business lines; or knowingly take or fail to any action which would reasonably be expected to cause Digital Realty Trust, Inc. to fail to qualify as a REIT, among other things. Similarly, during the pendency of the InterXion Transactions, InterXion has agreed not to: pursue strategic transactions; undertake significant capital projects; undertake certain significant financing transactions; incur significant indebtedness; modify, amend, renew, or extend any material customer contract other than in the ordinary course of business; hire any new senior management employees; or otherwise pursue certain material actions, even if such actions would prove beneficial to InterXion.

The Purchase Agreement contains provisions that could discourage a potential competing acquirer of InterXion or could result in a competing proposal being at a lower price than it might otherwise be.

The Purchase Agreement contains provisions that, subject to limited exceptions necessary to comply with the duties of InterXion’s Board of Directors, restrict the ability of InterXion to solicit or initiate discussions with any third party regarding Alternative Acquisition Proposals (as defined in the Purchase Agreement) or participate in any discussions or negotiations with any third party regarding such proposals. Subject to certain exceptions, InterXion’s Board of Directors is not permitted to (a) withhold, withdraw, qualify or modify its recommendation to its shareholders to accept the Offer and approve and adopt certain matters, including the InterXion Transactions , or the InterXion Recommendation, (b) recommend, adopt or approve any Alternative Acquisition Proposal, (c) publicly make any recommendation in connection with an Alternative Acquisition Proposal other than a recommendation against such proposal, (d) fail to publicly and without qualification recommend against any Alternative Acquisition Proposal or fail to reaffirm the InterXion Recommendation within certain specified time periods (any such action in this paragraph, an “Adverse Recommendation Change”), (e) publicly propose to do any of the foregoing or (f) approve or recommend or allow InterXion or any affiliates to execute or enter into, any agreement relating to any Alternative Acquisition Proposal.

Solely in response to a Superior Proposal (as defined in the Purchase Agreement) received by InterXion’s Board of Directors, which must be (i) more favorable to InterXion and its shareholders and (ii) include offer consideration with a value that exceeds the Offer Consideration by at least 7%, InterXion’s Board of Directors may at any time prior to the expiration time of the Offer make an Adverse Recommendation Change, or terminate the Purchase Agreement and enter into an Alternative Acquisition Agreement (as defined in the Purchase Agreement) with respect to a Superior Proposal if, (a) InterXion has provided to Digital Realty Trust, Inc. and Buyer four business days’ prior written notice of the existence of and material terms and conditions of the Superior Proposal; (b) InterXion has engaged in good faith negotiations with Digital Realty Trust, Inc. and Buyer to amend the Purchase Agreement to make the Purchase Agreement at least as favorable as the Alternative Acquisition Proposal; and (c) InterXion’s Board of Directors has determined that, in light of such Superior Proposal and taking into account any revised terms proposed by the Company, that the failure to effect an Adverse Recommendation Change and/or terminate the Purchase Agreement would be inconsistent with the directors’ fiduciary duties under the laws of the Netherlands.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of InterXion from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the InterXion Transactions, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Purchase Agreement.

If the Offer is not consummated by the End Date, either the Company or InterXion may terminate the Purchase Agreement.

The Purchase Agreement contains certain termination rights, including, but not limited to, the right of either party to terminate the Purchase Agreement if the Offer is not consummated on or before 11:59 p.m. (New York City time) on October 29, 2020 (the “End Date”), provided that if all of the Offer conditions shall have been satisfied, other than the condition that all Required Approvals (as defined in the Purchase Agreement) shall have been received, the End Date shall automatically extend until the date that is 90 days following the initial End Date.

The InterXion Transactions will result in changes to the board of directors of the combined company.

The board of directors of the combined company will consist of eleven board members designated by Digital Realty Trust, Inc. and one board member designated by InterXion. Laurence A. Chapman, the current Chairman of Digital Realty Trust, Inc.’s Board of Directors, will serve as Chairman of the Board of Directors of the combined company. This new composition of the board of directors of the combined company may affect the future decisions of the combined company.

Risks Related to the Combined Company Following the InterXion Transactions

The combined company expects to incur substantial expenses related to the InterXion Transactions.

The combined company expects to incur substantial expenses in connection with completing the InterXion Transactions and integrating the business, operations, networks, systems, technologies, policies and procedures of InterXion with those of the Company. There are several systems that must be integrated, including accounting and finance and asset management. While the Company has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the InterXion Transactions could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of such transactions.

Following the InterXion Transactions, the combined company may be unable to integrate the businesses of the Company and InterXion successfully and realize the anticipated synergies and other benefits of such transactions or do so within the anticipated timeframe.

The InterXion Transactions involve the combination of two companies that currently operate as independent public companies. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform, technologies and systems. These savings are expected to be realized upon full integration following the closing of the InterXion Transactions. However, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and InterXion. Potential difficulties the combined company may encounter in the integration process include the following:

●	the inability to successfully combine the businesses of the Company and InterXion in a manner that permits the combined company to achieve the cost savings anticipated to result from the InterXion Transactions, which would result in the anticipated benefits of such transactions not being realized in the timeframe currently anticipated or at all;
●	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies;
●	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with such transactions; and
●	performance shortfalls as a result of the diversion of management’s attention caused by completing such transactions and integrating the companies’ operations.

For all these reasons, it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the InterXion Transaction, or could otherwise adversely affect the business and financial results of the combined company.

Following the InterXion Transactions, the combined company may be unable to retain key employees.

The success of the combined company after the InterXion Transactions will depend in part upon its ability to retain key Company and InterXion employees. Key employees may depart either before or after such transactions because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following such transactions. Accordingly, no assurance can be given that the Company, InterXion or, following the InterXion Transactions, the combined company will be able to retain key employees to the same extent as in the past.

The combined company’s anticipated level of indebtedness will increase upon completion of the InterXion Transactions and may increase the related risks the Company now faces.

In connection with the InterXion Transactions, the combined company will assume and/or refinance certain indebtedness of InterXion totaling approximately $1.4 billion and may be subject to increased risks associated with debt financing, including the risk that the combined company’s cash flow could be insufficient to meet required payments on its debt.

The combined company’s increased indebtedness could have important consequences to holders of its common stock and preferred stock, including InterXion shareholders who receive Digital Realty Trust, Inc. common stock in such transactions, including:

●	increasing the combined company’s vulnerability to general adverse economic and industry conditions;
●	limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●	requiring the use of a substantial portion of the combined company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
●	limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry; and
●	putting the combined company at a disadvantage compared to its competitors with less indebtedness.

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

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the InterXion Transactions.

Following the InterXion Transactions, the combined company expects to continue to expand its operations through additional acquisitions and development, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its development and expansion opportunities, which may pose substantial challenges for the combined company to complete development projects and integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the combined company’s development, expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Counterparties to certain significant agreements with the Company or InterXion may exercise contractual rights under such agreements in connection with the InterXion Transactions.

The Company and InterXion are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate the agreement. Under some such agreements, the closing of the Offer may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the InterXion Transactions. Any such counterparty may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the business or operations of the combined company.

Risks Related to Our Organizational Structure

Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between Digital Realty Trust, Inc. and its stockholders, on the one hand, and Digital Realty Trust, L.P. and its partners, on the other. Digital Realty Trust, Inc.’s directors and officers have duties to Digital Realty Trust, Inc. and its stockholders under Maryland law in connection with their management of our Company. At the same time, Digital Realty Trust, Inc., as general partner, has fiduciary duties under Maryland law to Digital Realty Trust, L.P. and to the limited partners in connection with the management of our Operating Partnership. Digital Realty Trust, Inc.’s duties as general partner to Digital Realty Trust, L.P. and its partners may come into conflict with the duties of Digital Realty Trust, Inc.’s directors and officers to Digital Realty Trust, Inc. and its stockholders. Under Maryland law, a general partner of a Maryland limited partnership owes its limited partners the duties of loyalty and care, which must be discharged consistently with the obligation of good faith and fair dealing, unless the partnership agreement provides otherwise. The partnership agreement of Digital Realty Trust, L.P. provides that for so long as Digital Realty Trust, Inc. owns a controlling interest in Digital Realty Trust, L.P., any conflict that cannot be resolved in a manner not adverse to either Digital Realty Trust, Inc.’s stockholders or the limited partners will be resolved in favor of Digital Realty Trust, Inc.’s stockholders.

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

Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders are also subject to the following additional conflict of interest:

Tax consequences upon sale or refinancing. Sales of properties and repayment of certain indebtedness will affect holders of common units in Digital Realty Trust, L.P. and Digital Realty Trust, Inc.’s stockholders differently. Consequently, these holders of common units in Digital Realty Trust, L.P. may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Digital Realty Trust, Inc. has exclusive authority under the partnership agreement of Digital Realty Trust, L.P. to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, such decisions may require the approval of Digital Realty Trust, Inc.’s Board of Directors and Digital Realty Trust, Inc.’s ability to take such actions, to the extent that they may reduce the liabilities of Digital Realty Trust, L.P., may be limited pursuant to the tax protection agreement that Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into upon completion of the DFT Merger. Certain of Digital Realty Trust, Inc.’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Digital Realty Trust, L.P.’s unitholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

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

Digital Realty Trust, L.P.’s partnership agreement contains provisions that may delay, defer or prevent a change of control transaction. Digital Realty Trust, L.P.’s partnership agreement provides that Digital Realty Trust, Inc. may not engage in any merger, consolidation or other combination with or into another person, any sale of all or substantially all of its assets or any reclassification, recapitalization or change of its outstanding equity interests unless the transaction is approved by the holders of common units and long-term incentive units representing at least 35% of the aggregate percentage interests of all holders of common units and long-term incentive units and either:

●	all limited partners will receive, or have the right to elect to receive, for each common unit an amount of cash, securities or other property equal to the product of the number of shares of Digital Realty Trust, Inc. common stock into which a common unit is then exchangeable and the greatest amount of cash, securities or other property paid in consideration of each share of Digital Realty Trust, Inc. common stock in connection with the transaction (provided that, if, in connection with the transaction, a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the shares of Digital Realty Trust, Inc. common stock, each holder of common units will receive, or have the right to elect to receive, the greatest amount of cash, securities or other property which such holder would have received if it exercised its right to redemption and received shares of Digital Realty Trust, Inc. common stock in exchange for its common units immediately prior to the expiration of such purchase, tender or exchange offer and thereupon accepted such purchase, tender or exchange offer and the transaction was then consummated); or
●	the following conditions are met:
●	substantially all of the assets directly or indirectly owned by the surviving entity in the transaction are held directly or indirectly by Digital Realty Trust, L.P. or another limited partnership or limited liability company which is the survivor of a merger, consolidation or combination of assets with Digital Realty Trust, L.P., which we refer to as the surviving partnership;
●	the holders of common units and long-term incentive units own a percentage interest of the surviving partnership based on the relative fair market value of Digital Realty Trust, L.P.’s net assets and the other net assets of the surviving partnership immediately prior to the consummation of such transaction;
●	the rights, preferences and privileges of the holders of interests in the surviving partnership are at least as favorable as those in effect immediately prior to the consummation of such transaction and as those applicable to any other limited partners or non-managing members of the surviving partnership; and
●	the rights of the limited partners or non-managing members of the surviving partnership include at least one of the following: (i) the right to redeem their interests in the surviving partnership for the consideration available to such persons pursuant to Digital Realty Trust, L.P.’s partnership agreement; or (ii) the right to redeem their interests for cash on terms equivalent to those in effect with respect to their common units immediately prior to the consummation of such transaction (or, if the ultimate controlling person of the surviving partnership has publicly traded common equity securities, for such

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

The change of control conversion features of Digital Realty Trust, Inc.’s preferred stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company. Upon the occurrence of specified change of control transactions, holders of our series C preferred stock, series G preferred stock, series I preferred stock, series J preferred stock, series K preferred stock and series L preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series C preferred stock, series G preferred stock, series I preferred stock, series J preferred stock, series K preferred stock or series L preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series C preferred stock, series G preferred stock, series I preferred stock, series J preferred stock, series K preferred stock and series L preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that otherwise could provide the holders of our common stock, series C preferred stock, series G preferred stock, series I preferred stock, series J preferred stock, series K preferred stock and series L preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Digital Realty Trust, Inc. could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval. Digital Realty Trust, Inc.’s charter authorizes Digital Realty Trust, Inc.’s Board of Directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of the Digital Realty Trust, Inc.’s common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of Digital Realty Trust, Inc.’s common stock or preferred stock into other classes of series of stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s Board of Directors has no such intention at the present time, it could establish an additional class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire Digital Realty Trust, Inc. or of impeding a change of control under circumstances that otherwise could be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between Digital Realty Trust, Inc. and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of Digital Realty Trust, Inc.’s outstanding shares of voting stock or an affiliate or associate of Digital Realty Trust, Inc. who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of Digital Realty Trust, Inc.’s then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and supermajority voting requirements on these combinations; and
●	“control share” provisions that provide that “control shares” of Digital Realty Trust, Inc. (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of

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

Digital Realty Trust, Inc. currently has 8,050,000 shares of 6.625% series C cumulative redeemable perpetual preferred stock outstanding, 10,000,000 shares of 5.875% series G cumulative redeemable preferred stock outstanding, 10,000,000 shares of 6.350% series I cumulative redeemable preferred stock outstanding, 8,000,000 shares of 5.250% series J cumulative redeemable preferred stock outstanding, 8,400,000 shares of 5.850% series K cumulative redeemable preferred stock outstanding and 13,800,000 shares of 5.200% series L cumulative redeemable preferred stock outstanding which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of the series C preferred stock, series G preferred stock, series I preferred stock, series J preferred stock, series K preferred stock or series L preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Maryland law provides that Digital Realty Trust, Inc.’s directors have no liability in their capacities as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, Digital Realty Trust, Inc.’s charter limits the liability of Digital Realty Trust, Inc.’s directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

Digital Realty Trust, Inc. has operated and intends to continue operating in a manner that it believes will allow it to qualify as a REIT for federal income tax purposes under the Code. Digital Realty Trust, Inc. has not requested and does not plan to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like Digital Realty Trust, Inc., holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within Digital Realty Trust, Inc.’s control may affect its ability to qualify as a REIT. In order to qualify as a REIT, Digital Realty Trust, Inc. must satisfy a number of requirements, including requirements regarding the ownership of its stock, requirements regarding the composition of its assets and requirements regarding the source of its income. Also, Digital Realty Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, for each of the years involved because:

●	Digital Realty Trust, Inc. would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal corporate income tax on its taxable income;
●	Digital Realty Trust, Inc. also could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and
●	unless Digital Realty Trust, Inc. is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

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

If Digital Realty Trust L.P. fails to qualify as a partnership for federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.

We believe that Digital Realty Trust, L.P. has been organized and operated in a manner that will allow it to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, Digital Realty Trust, L.P. is not subject to federal income tax on its income. Instead, each of its partners, including Digital Realty Trust, Inc., is allocated, and may be required to pay tax with respect to, that partner’s share of Digital Realty Trust, L.P.’s income. No assurance can be provided, however, that the IRS will not challenge Digital Realty Trust, L.P.’s status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating Digital Realty Trust, L.P. as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, Digital Realty Trust, Inc. would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could impair our ability to expand our business and raise capital, and would materially adversely affect the value of Digital Realty Trust, Inc.’s stock and Digital Realty Trust, L.P.’s units. Also, the failure of Digital Realty Trust, L.P. to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including Digital Realty Trust, Inc.

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

The 2017 Tax Legislation significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The legislation remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the IRS and the U.S. Department of the Treasury, any of which could lessen or increase the impact of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

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

●	reduced demand for data centers or decreases in information technology spending;
●	increased competition or available supply of data center space;
●	decreased rental rates, increased operating costs or increased vacancy rates;
●	the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services;
●	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;
●	breaches of our obligations or restrictions under our contracts with our customers;
●	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;
●	the impact of current global and local economic, credit and market conditions;
●	our inability to retain data center space that we lease or sublease from third parties;
●	information security and data privacy breaches;
●	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;
●	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions;
●	our failure to successfully integrate and operate acquired or developed properties or businesses;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	risks related to joint venture investments, including as a result of our lack of control of such investments;
●	risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;
●	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;
●	financial market fluctuations and changes in foreign currency exchange rates;
●	adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;
●	our inability to manage our growth effectively;
●	losses in excess of our insurance coverage;
●	our inability to attract and retain talent;
●	impact on our operations during a pandemic;
●	environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals;
●	our inability to comply with rules and regulations applicable to our Company;
●	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;
●	Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes;
●	restrictions on our ability to engage in certain business activities; and
●	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report, including under Part I, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a) (2) and which is included in Part II, Item 8.

Our Portfolio

As of December 31, 2019, our portfolio consisted of 225 data centers, including 41 data centers held as investments in unconsolidated joint ventures, and contain a total of approximately 36.6 million rentable square feet, including 4.5 million square feet of space under active development and 1.8 million square feet of space held for development. The following table presents an overview of our portfolio of properties, including the 41 data centers held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2019 (dollar amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 8 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2019.

				Space Under
		Data Center	Net Rentable	Active	Space Held for	Annualized	Occupancy
Metropolitan Area		Buildings	Square Feet (1)	Development (2)	Development (3)	Rent (4)	Percentage (5)

North America
Northern Virginia		23	5,332,240	717,918	81,195	$520,222	90.4%
Chicago		10	3,040,208	386,604	148,650	288,526	86.6%
New York		12	2,048,955	34,010	137,018	205,297	82.1%
Silicon Valley		20	2,251,021	65,594	—	199,952	95.3%
Dallas		20	3,354,328	182,589	49,646	190,385	82.0%
Phoenix		3	795,687	—	227,274	79,344	73.5%
San Francisco		4	787,083	61,210	—	62,224	72.1%
Atlanta		4	525,414	—	313,581	48,921	93.0%
Los Angeles		4	818,479	—	—	42,932	86.1%
Toronto	(6)	2	232,980	583,029	—	22,960	92.8%
Boston		4	467,519	—	50,649	22,347	55.2%
Houston		6	392,816	—	13,969	19,691	81.8%
Austin		1	85,688	—	—	8,869	65.0%
Miami		2	226,314	—	—	7,805	89.3%
Portland		2	48,574	552,862	—	6,606	91.4%
Minneapolis		1	328,765	—	—	5,798	100.0%
Charlotte		3	95,499	—	—	4,696	88.0%
North America Total		121	20,831,571	2,583,816	1,021,982	1,736,575	85.9%

Europe
London, United Kingdom	(7)	16	1,456,352	136,921	99,175	210,569	87.5%
Amsterdam, Netherlands	(8)	10	599,591	48,490	95,262	42,160	65.9%
Dublin, Ireland	(8)	5	265,430	26,646	64,750	22,021	75.1%
Frankfurt, Germany	(8)	4	222,261	185,814	—	24,231	82.6%
Paris, France	(8)	4	185,994	96,402	—	7,086	100.0%
Geneva, Switzerland	(8)	1	59,190	—	—	1,783	100.0%
Manchester, England	(7)	1	38,016	—	—	1,815	100.0%
Europe Total		41	2,826,835	494,273	259,187	309,665	82.6%

Asia Pacific
Singapore	(9)	3	540,638	344,826	—	79,196	85.0%
Sydney, Australia	(10)	3	225,728	88,629	—	19,848	67.4%
Melbourne, Australia	(10)	2	146,570	—	—	18,489	85.8%
Osaka, Japan	(11)	1	—	193,535	—	—	NA
Tokyo, Japan	(11)	1	—	406,664	—	—	NA
Asia Pacific Total		10	912,936	1,033,654	—	117,533	80.8%

Held for Sale		12	1,377,405	—	—	35,979	100.0%

Non-Data Center Properties		—	278,068	—	—	1,240	100.0%

Managed Unconsolidated Joint Ventures
Northern Virginia		7	1,250,419	—	—	91,232	100.0%
Hong Kong	(12)	1	182,488	—	3,812	17,422	76.3%
Silicon Valley		4	326,305	—	—	13,318	100.0%
Dallas		3	319,876	—	—	5,419	82.4%
New York		1	108,336	—	—	3,460	100.0%
		16	2,187,424	—	3,812	130,851	95.5%

Non-Managed Unconsolidated Joint Ventures
São Paulo, Brazil	(13)	15	739,373	219,118	394,988	111,231	97.2%
Seattle		2	451,369	—	—	61,267	97.3%
Tokyo, Japan	(11)	2	430,277	—	—	36,321	93.8%
Osaka, Japan	(11)	2	207,464	93,748	30,874	28,199	68.6%
Fortaleza, Brazil	(13)	1	94,205	—	—	10,062	100.0%
Rio De Janeiro, Brazil	(13)	2	72,442	—	26,781	9,621	100.0%
Santiago, Chile		1	—	46,474	20,865	—	NA
		25	1,995,130	359,340	473,508	256,702	93.7%

Total		225	30,409,369	4,471,083	1,758,490	2,588,545	86.8%
(1)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.

(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development.
(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2019 multiplied by 12.
(5)	Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(6)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $0.77 to 1.00 CAD.
(7)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $1.33 to £1.00.
(8)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $1.12 to €1.00.
(9)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $0.74 to 1.00 SGD.
(10)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $0.70 to 1.00 AUD.
(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $0.01 to 1.00 JPY.
(12)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $0.13 to 1.00 HKD.
(13)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2019 of $0.25 to 1.00 BRL.

We have ground leases on Paul van Vlissingenstraat 16 (expires in 2054), Chemin de l’Epinglier 2 (expires in 2074), Clonshaugh Industrial Estate I and II (expires in 2981), Manchester Technopark (expires in 2125), 29A International Business Park (expires in 2038), Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. We have operating leases at 111 8th Avenue (2nd and 6th floors), 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2024, February 2022 and December 2026, respectively. The lease at 111 8th Avenue (2ndand 6th floors) has an option to extend the lease until June 2034 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The lease at 410 Commerce Boulevard has no extension options. As part of the Telx Acquisition and European Portfolio Acquisition, leases relating to operating facilities, offices, and equipment under various lease agreements expired or will expire during the years ending December 2019 through June 2047.

We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Customer Diversification

As of December 31, 2019, our portfolio was leased to over 2,000 companies, many of which are internationally recognized firms. The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized rent as of December 31, 2019 (dollar amounts in thousands).

							Weighted
				Percentage			Average
			Total	of Net		Percentage	Remaining
		Number	Occupied	Rentable		of	Lease
		of	Square	Square	Annualized	Annualized	Term in
	Customer	Locations	Feet (1)(3)	Feet (3)	Rent (2)(3)	Rent	Months
1	Fortune 50 Software Company	19	2,088,316	9.6%	$174,871	8.0%	8.9
2	IBM	27	1,021,071	4.7%	146,219	6.7%	3.8
3	Facebook, Inc.	17	1,044,542	4.8%	134,692	6.1%	5.0
4	Oracle America, Inc.	19	576,700	2.7%	76,890	3.5%	1.9
5	Fortune 25 Investment Grade-Rated Company	13	578,852	2.7%	72,802	3.3%	3.7
6	LinkedIn Corporation	7	510,785	2.4%	63,487	2.9%	4.9
7	Cyxtera Technologies, Inc. (4)	16	1,399,127	6.4%	62,533	2.8%	12.1
8	Equinix	21	959,049	4.4%	59,689	2.7%	9.3
9	Rackspace	14	614,247	2.8%	56,118	2.6%	8.1
10	Fortune 500 SaaS Provider	8	428,245	2.0%	39,237	1.8%	6.2
11	Comcast Corporation	25	182,647	0.8%	35,767	1.6%	6.0
12	JPMorgan Chase & Co.	16	268,443	1.2%	35,587	1.6%	2.3
13	DXC Technology Company (5)	11	229,644	1.1%	31,466	1.4%	3.5
14	CenturyLink, Inc.	84	426,810	2.0%	27,583	1.3%	6.0
15	China Telecommunications Corporation	9	153,156	0.7%	27,094	1.2%	4.4
16	Verizon	63	238,749	1.1%	26,267	1.2%	3.8
17	Morgan Stanley	12	173,502	0.8%	25,354	1.2%	3.5
18	Global Cloud Provider	14	330,084	1.5%	24,764	1.1%	1.6
19	Uber Technologies, Inc.	6	127,480	0.6%	24,753	1.1%	3.4
20	SunGard Availability Services LP	9	191,200	0.9%	23,845	1.1%	6.0
	Total / Weighted Average		11,542,649	53.2%	$1,169,018	53.2%	6.6

Note:  Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)	Occupied square footage is defined as leases that commenced on or before December 31, 2019. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2019 multiplied by 12.
(3)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.
(4)	Represents leases with former CenturyLink, Inc. affiliates, which are our direct customers. Cyxtera Technologies, Inc. acquired the data center and colocation business, including such direct customers, of CenturyLink, Inc. in 2Q 2017.
(5)	Represents leases with former Hewlett Packard Enterprises affiliates, which are our direct customers. DXC Technology Company was formed in 2Q 2017 from the merger of Computer Sciences Corporation (CSC) and the Enterprise Services business of Hewlett Packard Enterprise.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development at December 31, 2019) under lease as of December 31, 2019 (dollar amounts in thousands).

		Percentage
	Total Net	of Net		Percentage
	Rentable	Rentable		of
	Square	Square	Annualized	Annualized
Square Feet Under Lease	Feet(1)(3)	Feet(1)	Rent(2)(3)	Rent
Available	3,642,944	14.4%	—	—
2,500 or less	1,660,325	6.6%	$340,387	15.5%
2,501 - 10,000	2,632,273	10.4%	320,229	14.6%
10,001 - 20,000	5,888,474	23.2%	723,644	33.0%
20,001 - 40,000	4,500,657	17.8%	490,805	22.4%
40,001 - 100,000	3,695,855	14.6%	214,640	9.7%
Greater than 100,000	3,321,112	13.0%	106,704	4.8%
Portfolio Total	25,341,640	100.0%	$2,196,409	100.0%
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2019 multiplied by 12.
(3)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2019 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development at December 31, 2019. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

						Annualized
		Percentage			Annualized	Rent Per
	Square	of Net		Percentage	Rent Per	Occupied
	Footage of	Rentable		of	Occupied	Square	Annualized
	Expiring	Square	Annualized	Annualized	Square	Foot at	Rent at
Year	Leases (1)(4)	Feet (4)	Rent (2)(4)	Rent (4)	Foot (4)	Expiration (4)	Expiration
Available	3,642,944	14.4%
Month to Month (3)	150,863	0.6%	$36,486	1.7%	$242	$242	$36,486
2020	2,129,646	8.4%	343,564	15.6%	161	161	343,700
2021	2,905,739	11.5%	348,046	15.9%	120	123	356,320
2022	2,773,188	10.9%	312,835	14.2%	113	119	329,300
2023	1,970,062	7.8%	215,012	9.8%	109	115	227,504
2024	2,363,221	9.3%	244,689	11.1%	104	113	268,173
2025	2,079,914	8.2%	197,594	9.0%	95	105	219,344
2026	1,231,658	4.9%	129,903	5.9%	105	125	153,616
2027	554,668	2.2%	51,226	2.3%	92	111	61,534
2028	516,881	2.0%	40,826	1.9%	79	94	48,519
2029	1,003,075	4.0%	66,924	3.1%	67	83	83,355
Thereafter	4,019,781	15.8%	209,304	9.5%	52	70	280,599
Portfolio Total / Weighted Average	25,341,640	100.0%	$2,196,409	100.0%	$101	$111	$2,408,450
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2019 multiplied by 12.
(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.
(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2019, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

Digital Realty Trust, Inc.’s common stock has been listed, and is traded, on the New York Stock Exchange, or the NYSE, under the symbol “DLR” since October 29, 2004.

Subject to the distribution requirements applicable to REITs under the Code, Digital Realty Trust, Inc. intends, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of its assets in real estate-related assets and other assets. Digital Realty Trust, Inc. may, however, under certain circumstances, make a dividend of capital or of assets. Such dividends, if any, will be made at the discretion of Digital Realty Trust, Inc.’s Board of Directors.

As of February 21, 2020, there were approximately 43 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 21, 2020, there were 93 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2014 through December 31, 2019, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2014 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2014 and

dividends reinvested

To fiscal year ending December 31, 2019

DLR
S&P 500
RMS
300%
250%
200%
150%
100%
50%
0%
Dec. 31, 2014
Dec. 2015
Dec. 2016
Dec. 2017
Dec. 2018
Dec. 2019

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2014	100.0	100.0	100.0
December 31, 2015	120.1	101.4	102.5
December 31, 2016	162.0	113.5	111.3
December 31, 2017	194.1	138.3	117.0
December 31, 2018	188.2	132.2	111.6
December 31, 2019	219.3	173.9	140.5
●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2014.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the year ended December 31, 2019, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2019, Digital Realty Trust, Inc. issued an aggregate of 298,243 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2019, our Operating Partnership issued an aggregate of 298,243 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2019, an aggregate of 41,375 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 256,868 shares of common stock.

All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2019 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $23.1 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, Inc.)

The following table sets forth selected consolidated financial and operating data on an historical basis for Digital Realty Trust, Inc. (amounts in thousands, except share and per share data).

	Year Ended December 31,
	2019	2018	2017	2016	2015

Statement of Operations Data:
Operating Revenues:
Rental and other services	$3,196,356	$2,412,076	$2,010,301	$1,746,828	$1,395,745
Tenant reimbursements	—	624,637	440,224	355,903	359,875
Fee income and other	12,885	9,765	7,403	39,482	7,716
Total operating revenues	3,209,241	3,046,478	2,457,928	2,142,213	1,763,336
Operating Expenses:
Rental property operating and maintenance	1,020,578	957,065	759,616	660,177	549,885
Property taxes and insurance	172,183	140,918	134,995	111,989	101,397
Change in fair value of contingent consideration	—	—	—	—	(44,276)
Depreciation and amortization	1,163,774	1,186,896	842,464	699,324	570,527
General and administrative	211,097	163,667	161,441	152,733	105,549
Transaction and integration expenses	27,925	45,327	76,048	20,491	17,400
Impairment on investments in real estate	5,351	—	28,992	—	—
Other	14,118	2,818	3,077	213	60,943
Total operating expenses	2,615,026	2,496,691	2,006,633	1,644,927	1,361,425
Operating income	594,215	549,787	451,295	497,286	401,911
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,067	32,979	25,516	17,104	15,491
Gain on deconsolidation, net	67,497	—	—	—	—
Gain on disposition of properties, net	267,651	80,049	40,354	169,902	94,604
Interest and other income (expense)	66,000	3,481	3,655	(4,564)	(2,381)
Interest expense	(353,057)	(321,529)	(258,642)	(236,480)	(201,435)
Tax expense	(11,995)	(2,084)	(7,901)	(10,385)	(6,451)
(Loss) gain from early extinguishment of debt	(39,157)	(1,568)	1,990	(1,011)	(148)
Net income	599,221	341,115	256,267	431,852	301,591
Net income attributable to noncontrolling interests	(19,460)	(9,869)	(8,008)	(5,665)	(4,902)
Net income attributable to Digital Realty Trust, Inc.	579,761	331,246	248,259	426,187	296,689
Preferred stock dividends	(74,990)	(81,316)	(68,802)	(83,771)	(79,423)
Issuance costs associated with redeemed preferred stock	(11,760)	—	(6,309)	(10,328)	—
Net income available to common stockholders	$493,011	$249,930	$173,148	$332,088	$217,266
Per Share Data:
Basic income per share available to common stockholders	$2.37	$1.21	$0.99	$2.21	$1.57
Diluted income per share available to common stockholders	$2.35	$1.21	$0.99	$2.20	$1.56
Cash dividend per common share	$4.32	$4.04	$3.72	$3.52	$3.40
Weighted average common shares outstanding:
Basic	208,325,823	206,035,408	174,059,386	149,953,662	138,247,606
Diluted	209,462,247	206,673,471	174,895,098	150,679,688	138,865,421

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Net investments in real estate	$15,517,684	$15,079,726	$13,841,186	$8,996,362	$8,770,212
Total assets	23,068,131	23,766,695	21,404,345	12,192,585	11,416,063
Global revolving credit facilities	234,105	1,647,735	550,946	199,209	960,271
Unsecured term loans	810,219	1,178,904	1,420,333	1,482,361	923,267
Unsecured senior notes, net of discount	8,973,190	7,589,126	6,570,757	4,153,797	3,712,569
Mortgages and other secured loans, net of premiums	104,934	685,714	106,582	3,240	302,930
Total liabilities	12,418,566	12,892,653	10,300,993	7,060,288	6,879,561
Redeemable noncontrolling interests	41,465	15,832	53,902	—	—
Total stockholders' equity	9,879,312	9,858,644	10,349,081	5,096,015	4,500,132
Noncontrolling interests in operating partnership	708,163	906,510	698,126	29,684	29,612
Noncontrolling interests in consolidated joint ventures	20,625	93,056	2,243	6,598	6,758
Total liabilities and equity	$23,068,131	$23,766,695	$21,404,345	$12,192,585	$11,416,063

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cash flows from (used in):
Operating activities	$1,513,817	$1,385,324	$1,023,305	$911,242	$796,840
Investing activities	(274,992)	(3,035,993)	(1,357,153)	(1,303,597)	(2,527,501)
Financing activities	(1,272,021)	1,757,269	321,200	350,617	1,750,531

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)

The following table sets forth selected consolidated financial and operating data on an historical basis for our Operating Partnership (amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015

Statement of Operations Data:
Operating Revenues:
Rental and other services	$3,196,356	$2,412,076	$2,010,301	$1,746,828	$1,395,745
Tenant reimbursements	—	624,637	440,224	355,903	359,875
Fee income and other	12,885	9,765	7,403	39,482	7,716
Total operating revenues	3,209,241	3,046,478	2,457,928	2,142,213	1,763,336
Operating Expenses:
Rental property operating and maintenance	1,020,578	957,065	759,616	660,177	549,885
Property taxes and insurance	172,183	140,918	134,995	111,989	101,397
Change in fair value of contingent consideration	—	—	—	—	(44,276)
Depreciation and amortization	1,163,774	1,186,896	842,464	699,324	570,527
General and administrative	211,097	163,667	161,441	152,733	105,549
Transaction and integration expenses	27,925	45,327	76,048	20,491	17,400
Impairment on investments in real estate	5,351	—	28,992	—	—
Other	14,118	2,818	3,077	213	60,943
Total operating expenses	2,615,026	2,496,691	2,006,633	1,644,927	1,361,425
Operating income	594,215	549,787	451,295	497,286	401,911
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,067	32,979	25,516	17,104	15,491
Gain on deconsolidation, net	67,497	—	—	—	—
Gain on disposition of properties, net	267,651	80,049	40,354	169,902	94,604
Interest and other income (expense)	66,000	3,481	3,655	(4,564)	(2,381)
Interest expense	(353,057)	(321,529)	(258,642)	(236,480)	(202,800)
Tax expense	(11,995)	(2,084)	(7,901)	(10,385)	(6,451)
(Loss) gain from early extinguishment of debt	(39,157)	(1,568)	1,990	(1,011)	(148)
Net income	599,221	341,115	256,267	431,852	300,226
Net loss (income) attributable to noncontrolling interests	1,640	311	(4,238)	(367)	(460)
Net income attributable to Digital Realty Trust, L.P.	600,861	341,426	252,029	431,485	299,766
Preferred units distributions	(74,990)	(81,316)	(68,802)	(83,771)	(79,423)
Issuance costs associated with redeemed preferred units	(11,760)	—	(6,309)	(10,328)	—
Net income available to common unitholders	$514,111	$260,110	$176,918	$337,386	$220,343
Per Unit Data:
Basic income per unit available to common unitholders	$2.37	$1.21	$0.99	$2.21	$1.56
Diluted income per unit available to common unitholders	$2.35	$1.21	$0.99	$2.20	$1.56
Cash distributions per common unit	$4.32	$4.04	$3.72	$3.52	$3.40
Weighted average common units outstanding:
Basic	217,284,755	214,312,871	178,055,936	152,359,680	140,905,897
Diluted	218,421,179	214,950,934	178,891,648	153,085,706	141,523,712

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Net investments in real estate	$15,517,684	$15,079,726	$13,841,186	$8,996,362	$8,770,212
Total assets	23,068,131	23,766,695	21,404,345	12,192,585	11,416,063
Global revolving credit facilities	234,105	1,647,735	550,946	199,209	960,271
Unsecured term loans	810,219	1,178,904	1,420,333	1,482,361	923,267
Unsecured senior notes, net of discount	8,973,190	7,589,126	6,570,757	4,153,797	3,712,569
Secured debt, including premiums	104,934	685,714	106,582	3,240	302,930
Total liabilities	12,418,566	12,892,653	10,300,993	7,060,288	6,880,926
Redeemable noncontrolling interests	41,465	15,832	53,902	—	—
General partner’s capital	9,967,234	9,974,291	10,457,513	5,231,620	4,595,357
Limited partners’ capital	711,650	911,256	702,579	34,698	33,986
Accumulated other comprehensive loss	(91,409)	(120,393)	(112,885)	(140,619)	(100,964)
Noncontrolling interests in consolidated joint ventures	20,625	93,056	2,243	6,598	6,758
Total liabilities and capital	$23,068,131	$23,766,695	$21,404,345	$12,192,585	$11,416,063

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cash flows from (used in):
Operating activities	$1,513,817	$1,385,324	$1,023,305	$911,242	$796,840
Investing activities	(274,992)	(3,035,993)	(1,357,153)	(1,303,597)	(2,527,501)
Financing activities	(1,272,021)	1,757,269	321,200	350,617	1,750,531

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

As of December 31, 2019, our portfolio included 225 data centers, including 12 held-for-sale data centers and 41 data centers held as investments in unconsolidated joint ventures, with approximately 36.6 million rentable square feet including approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development. The 41 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 5.0 million rentable square feet. The 24 parcels of developable land we own comprised approximately 944 acres. At December 31, 2019, excluding non-managed joint ventures, approximately 4.1 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, five European metropolitan areas, three Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.9 million square feet of base building construction and 1.2 million square feet of data center construction.

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

Revenue base. As of December 31, 2019, we operated 225 data centers through our Operating Partnership, including 12 held-for-sale data centers and 41 data centers held as investments in unconsolidated joint ventures, and developable land. These data centers are mainly located throughout North America, with 41 located in Europe, 19 in Latin America, 10 in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the 41 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of December 31, 2019.

			Space Under
	Data Center	Net Rentable	Active	Space Held for
Metropolitan Area	Buildings	Square Feet (1)	Development (2)	Development (3)

North America
Northern Virginia	23	5,332,240	717,918	81,195
Chicago	10	3,040,208	386,604	148,650
New York	12	2,048,955	34,010	137,018
Silicon Valley	20	2,251,021	65,594	—
Dallas	20	3,354,328	182,589	49,646
Phoenix	3	795,687	—	227,274
San Francisco	4	787,083	61,210	—
Atlanta	4	525,414	—	313,581
Los Angeles	4	818,479	—	—
Toronto	2	232,980	583,029	—
Boston	4	467,519	—	50,649
Houston	6	392,816	—	13,969
Austin	1	85,688	—	—
Miami	2	226,314	—	—
Portland	2	48,574	552,862	—
Minneapolis	1	328,765	—	—
Charlotte	3	95,499	—	—
North America Total	121	20,831,571	2,583,816	1,021,982

Europe
London, United Kingdom	16	1,456,352	136,921	99,175
Amsterdam, Netherlands	10	599,591	48,490	95,262
Dublin, Ireland	5	265,430	26,646	64,750
Frankfurt, Germany	4	222,261	185,814	—
Paris, France	4	185,994	96,402	—
Geneva, Switzerland	1	59,190	—	—
Manchester, England	1	38,016	—	—
Europe Total	41	2,826,835	494,273	259,187

Asia Pacific
Singapore	3	540,638	344,826	—
Sydney, Australia	3	225,728	88,629	—
Melbourne, Australia	2	146,570	—	—
Osaka, Japan	1	—	193,535	—
Tokyo, Japan	1	—	406,664	—
Asia Pacific Total	10	912,936	1,033,654	—

Held for Sale	12	1,377,405	—	—

Non-Data Center Properties	—	278,068	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	7	1,250,419	—	—

Hong Kong	1	182,488	—	3,812
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	16	2,187,424	—	3,812

Non-Managed Unconsolidated Joint Ventures
São Paulo, Brazil	15	739,373	219,118	394,988
Seattle	2	451,369	—	—
Tokyo, Japan	2	430,277	—	—
Osaka, Japan	2	207,464	93,748	30,874
Fortaleza, Brazil	1	94,205	—	—
Rio De Janeiro, Brazil	2	72,442	—	26,781
Santiago, Chile	1	—	46,474	20,865
	25	1,995,130	359,340	473,508

Total	225	30,409,369	4,471,083	1,758,490

(1)	Current net rentable square feet as of December 31, 2019, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas and excludes space under active development and space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development.

As of December 31, 2019, our portfolio, including the 41 data centers held as investments in unconsolidated joint ventures, were approximately 86.8% leased excluding approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2019, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2021 are 19.9% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of December 31, 2019.

Factors Which May Influence Future Results of Operations

Global market and economic conditions. General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Instability in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our customers’, financial condition and results of operations.

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

Foreign currency exchange risk. For the years ended December 31, 2019 and 2018, we had foreign operations including through our investments in unconsolidated joint ventures, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong and Brazil, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The withdrawal of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.

Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development as of December 31, 2019, the occupancy rate of our portfolio, including the 41 data centers held as investments in unconsolidated joint ventures, was approximately 86.8% of our net rentable square feet.

As of December 31, 2019, we had over 2,000 tenants in our data center portfolio, including the 16 data centers held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2019, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income we generate also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 26.2 million net rentable square feet, excluding space under active development and space held for development and 41 data centers held as investments in unconsolidated joint ventures, at December 31, 2019 is approximately 1.8 million square feet of data center space with extensive installed tenant improvements available for lease. Our Turn-Key Flex® product is an effective solution for customers who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these customers at a premium over other uses. In addition, as of December 31, 2019, we had approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development, or approximately 17% of the total rentable space in our portfolio, including the 41 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

In addition, the timing between when we sign a new lease with a customer and when that lease commences and we begin to generate rental income may be significant and may not be easily predictable. Certain leases may provide for staggered commencement dates for additional space, the timing of which may be delayed significantly.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our metropolitan areas or downturns in the data center industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our customers to fulfill their lease commitments, as in the case of customer bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Dispositions. Dispositions of our properties, to the extent such properties are operating properties, will reduce our revenue and operating income unless offset by acquisitions, leasing of development space or rental rate increases. In November 2019, we completed our joint venture with Mapletree Investments and Mapletree Industrial Trust, which we refer to collectively as Mapletree, on three existing fully leased Turn-Key Flex® data centers located in Ashburn, Virginia. We retained a 20% ownership interest in the joint venture, while Mapletree acquired the remaining 80% stake for approximately $811 million. Subsequent to year-end, Mapletree acquired a portfolio of 10 Powered Base Building® properties, which were fully leased, from us for a total purchase price of approximately $557 million, before customary closing costs and transaction fees.

Non-Recurring Income. Transactions that we enter into, including, for example, joint venture contributions of our properties, may generate income that is not duplicated in similar or other transactions. For example, certain income generated from our previously disclosed Ascenty joint venture with Brookfield is not likely to recur. Additionally, other non-recurring income, such as tax credits, which we receive in one year is not likely to occur in future periods.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 3.6 million square feet of available space in our portfolio, which excludes approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development as of December 31, 2019 and the 25 data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 8.4% and 11.5% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2020 and 2021, respectively.

During the year ended December 31, 2019, we had the highest lease expirations, based on net rentable square footage, in our history. Although our customer retention was a little over 80% of expiring leases, in line with our long-term average, the impact of these expirations may potentially weigh on near-term results. While we expect to be able to re-lease available space, an inability to re-lease available space could potentially have an impact on our operating income going forward.

During the year ended December 31, 2019, we signed new leases totaling approximately 1.7 million square feet of space and renewal leases totaling approximately 4.9 million square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2019:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	1,804,230	$148.86	$152.34	2.3%	$6.36	4.7
Powered Base Building ®	2,347,564	$31.73	$36.51	15.0%	$10.82	14.2
Colocation	502,679	$279.25	$285.44	2.2%	$0.03	1.2
Non-technical	289,342	$17.43	$20.70	18.7%	$4.09	5.6
New Leases Signed (5)
Turn-Key Flex ®	1,280,465	—	$136.57	—	$23.45	6.8
Powered Base Building ®	196,073	—	$48.68	—	$21.67	10.7
Colocation	98,521	—	$310.58	—	$29.50	2.0
Non-technical	126,883	—	$16.97	—	$4.78	4.5
Leasing Activity Summary
Turn-Key Flex ®	3,084,695		$145.79
Powered Base Building ®	2,543,637		$37.44
Colocation	601,200		$289.56
Non-technical	416,225		$19.56
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2019 to 2020.
(5)	Includes leases signed for new and re-leased space.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space. For the year ended December 31, 2019, rents on renewed space increased by an average of 2.3% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 15.0% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. As of December 31, 2019, our portfolio, including the 41 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2019
total annualized
Metropolitan Area	rent (1)
Northern Virginia	24.0%
Chicago	11.2%
Silicon Valley	8.2%
London, United Kingdom	8.1%
New York	8.1%
Dallas	7.6%
São Paulo, Brazil	4.3%
Phoenix	3.2%
Singapore	3.1%
San Francisco	2.4%
Seattle	2.4%
Atlanta	2.1%
Los Angeles	1.7%
Amsterdam, Netherlands	1.6%
Other	12.0%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2019 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2019 was approximately $70.3 million. Includes consolidated portfolio and unconsolidated joint ventures at the joint ventures’ 100% ownership level.

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

Significant transactions. The prospect of future share dilution related to pending and future transactions could negatively impact our share price and per share results of operations. On October 29, 2019, Digital Realty Trust, Inc. and its indirect, wholly owned subsidiary entered into a purchase agreement pursuant to which we commenced an offer to purchase all ordinary shares of InterXion Holding, N.V., a public limited liability company organized under the laws of the Netherlands, which we refer to as the Offer. We expect to complete the Offer in March 2020. Upon the completion of the Offer, and subject to the satisfaction or waiver of the various closing conditions, each InterXion share validly tendered and not properly withdrawn will be converted automatically into the right to receive 0.7067 shares of Digital Realty Trust, Inc. common stock. The transactions will dilute the ownership position of Digital Realty Trust, Inc.’s stockholders and result in InterXion shareholders having an ownership stake in Digital Realty Trust, Inc. that represents about 20% of the combined company. The share issuances in the InterXion transactions, or in future significant transactions, may reduce our net income per share available to common stockholders, and could negatively impact the trading price of our common stock.

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

Outside the United States, the European Union, or EU (as well as the United Kingdom), have been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements). EU Commission President-elect Ursula von der Leyen announced her intent in July 2019 to extend the EU emissions-trading system to include mobile sources, strengthen the EU’s GHG reduction target from 40% below 1990 levels to 50% to 55% below 1990 levels, and institute a carbon import tax to encourage climate legislation in other countries. In December 2019, EU leaders endorsed the objective of achieving a climate-neutral EU, with net-zero GHG emissions with the exception of Poland, by 2050. National legislation may also be implemented independently by members of the EU. It is not yet clear how Brexit will impact the United Kingdom’s approach to climate change regulation.

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

The Canadian Greenhouse Gas Pollution Pricing Act established a carbon-pricing regime that went into effect in January 2019 for provinces and territories in Canada where there is no provincial system in place already, or where the provincial system does not meet the federal benchmark. Climate change regulations are also in various stages of implementation in other nations as well, including nations where we operate, such as Japan, Singapore, and Australia.

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

Interest rates. As of December 31, 2019, we had approximately $0.5 billion of variable rate debt subject to interest rate swap agreements, along with $0.2 billion and $0.4 billion of variable rate debt that was outstanding on the global revolving credit facilities and the unswapped portion of the unsecured term loans, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for data center space. Our portfolio consists primarily of data centers. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand in key metropolitan areas is largely in line with supply and continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

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

Asset impairment evaluation. We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the property’s or asset group’s use and eventual disposition and compare that estimate to the carrying value of the property or the asset group. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a property or asset group, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or fair value of the properties within the asset group. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property or asset group is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.

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

Goodwill impairment evaluation. We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In our impairment tests of goodwill, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, we determine that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets including goodwill to the fair value of the reporting unit. We estimate the fair value of the reporting unit using a technique based on a performance measure or measures consistent with the objective of measuring fair value, which may include quoted market prices, multiples of earnings or discounted cash flows. If the fair value is determined to be less than the book value of the net assets, including goodwill, a second step is performed to compute the amount of impairment as the difference between the implied fair value of goodwill and its carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized.

Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)” prior to 2019 and pursuant to Topic 842 commencing on January 1, 2019. We accounted for the non-lease components within our lease arrangements (prior to the adoption of Topic 842), as well as other sources of revenue, in accordance with Topic 606. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease component, which are recorded within rental revenue.

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of December 31, 2019 and 2018, the balance of deferred rent was $478.7 million and $463.2 million, respectively, and rent receivable, net of allowance, was $171.9 million and

$185.7 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying consolidated balance sheets.

We make subjective estimates as to the probability of collection of substantially all lease payments over the term of a lease. We specifically analyze customer creditworthiness, accounts receivable and historical bad debts and current economic trends when evaluating the probability of collection. If collection of substantially all lease payments over the term of a lease is deemed not probable, rental revenue would be recognized when payment is received and revenue would not be recognized on a straight-line basis. We monitor the probability of collection over the life of the lease and in the event the collection of substantially all lease payments is no longer probable, we cease recognizing revenue on a straight-line basis and write-off the balance of all deferred rent related to the lease and commence recording rental revenue on a cash-basis. In addition, we record a full valuation allowance on the balance of any accounts receivable, less the balance of any security deposits or letters of account. In the event that we subsequently determine the collection is probable, we resume recognizing rental revenue on a straight-line basis and record the incremental revenue such that the cumulative rental revenue is equal to the amount of revenue that would have been recorded on a straight-line basis since the inception of the lease. We also would reverse the allowance for bad debt recorded on the balance of accounts receivable.

Recently Issued Accounting Pronouncements

Please refer to Item 8, Note 2(s) in the Notes to the Consolidated Financial Statements, “Lease Accounting" for new accounting standards adopted in 2019 and Note 2(bb), “New Accounting Standards Issued but not Yet Adopted" for new accounting standards that could impact future results.

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2019, 2018 and 2017. A summary of our operating results from continuing operations for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Income Statement Data:
Total operating revenues	$3,209,241	$3,046,478	$2,457,928
Total operating expenses	(2,615,026)	(2,496,691)	(2,006,633)
Operating income	594,215	549,787	451,295
Gain on deconsolidation, net	67,497	—	—
Gain on disposition of properties, net	267,651	80,049	40,354
Interest and other income, net	66,000	3,481	3,655
Interest expense	(353,057)	(321,529)	(258,642)
(Loss) gain from early extinguishment of debt	(39,157)	(1,568)	1,990
Other income (expenses), net	(3,928)	30,895	17,615
Net income	$599,221	$341,115	$256,267

Our portfolio of properties has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2017 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2018-2019 and properties sold or contributed to joint ventures. Our pre-stabilized pool includes the results of the operating properties acquired below and newly delivered properties that were previously under development.

In September 2017, as part of the DFT Merger, we acquired 15 data centers, 14 of which are located in the United States and one is located in Canada.

2019 Dispositions

			Fair Value	Gain on contribution
Location / Portfolio	Metro Area	Date Contributed	(in millions)	(in millions)
Mapletree portfolio (1)	Northern Virginia	Nov 1, 2019	$996.6	$266.0

(1)	Consists of three data centers that were contributed to a joint venture.

None of the Company’s dispositions to date represented a significant component or significant shift in strategy that would require discontinued operations presentation.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018 and Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Portfolio

As of December 31, 2019, our portfolio consisted of 225 data centers, including 12 held-for-sale data centers and 41 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 36.6 million rentable square feet, including 4.5 million square feet of space under active development and 1.8 million square feet of space held for development, compared to a portfolio consisting of 214 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 34.5 million rentable square feet, including 3.4 million square feet of space under active development and 2.1 million square feet of space held for development as of December 31, 2018, and compared to a portfolio consisting of 205 data centers, including seven held-for-sale data centers and 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 32.1 million rentable square feet, including 2.7 million square feet of space under active development and 1.7 million square feet of space held for development as of December 31, 2017.

Revenues

Total operating revenues for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017	2019 vs 2018	2018 vs 2017
Rental and other services	$3,196,356	$2,412,076	$2,010,301	$784,280	$401,775	32.5%	20.0%
Tenant reimbursements	—	624,637	440,224	(624,637)	184,413	(100.0)%	41.9%
Fee income and other	12,885	9,765	7,403	3,120	2,362	32.0%	31.9%
Total operating revenues	$3,209,241	$3,046,478	$2,457,928	$162,763	$588,550	5.3%	23.9%

The following tables show revenues for the years ended December 31, 2019, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Year Ended December 31,				Year Ended December 31,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental and other services	$2,396,319	$1,915,882	$480,437	25.1%	$800,037	$496,194	$303,843
Tenant reimbursements	—	514,050	(514,050)	(100.0)%	—	110,588	(110,588)
Total	$2,396,319	$2,429,932	$(33,613)	(1.4)%	$800,037	$606,782	$193,255

On January 1, 2019, we adopted Topic 842 and the practical expedient that resulted in combining the expenses reimbursed by our customers (“tenant reimbursements”) with contractual rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same and as our leases qualify as operating leases, we accounted for and presented rental and other services and tenant reimbursements as a single component under rental and other services in our consolidated income statements for the year ended December 31, 2019. As a result, the prior periods are not directly comparable other than on an aggregate basis.

Stabilized revenue decreased $33.6 million for the year ended December 31, 2019 compared to the same period in 2018 due to unfavorable currency translation along with expiring leases at certain properties in the stabilized portfolio and higher bad debt expense.

Pre-stabilized and other revenues increased $193.3 million for the year ended December 31, 2019 compared to the same period in 2018 primarily as a result of new leasing activity and reimbursement from development properties and the Ascenty Acquisition (only for the three months ended March 31, 2019, prior to deconsolidation).

	Stabilized				Pre-Stabilized and Other
	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2018	2017	Change
Rental and other services	$1,397,953	$1,388,427	$9,526	0.7%	$1,014,123	$621,874	$392,249
Tenant reimbursements	254,725	254,876	(151)	(0.1)%	369,912	185,348	184,564
Total	$1,652,678	$1,643,303	$9,375	0.6%	$1,384,035	$807,222	$576,813

Stabilized rental and other services revenue increased $9.5 million, or 0.7%, for the year ended December 31, 2018 compared to the same period in 2017 primarily as a result of an increase in revenues from colocation services and new leasing at our properties during the year ended December 31, 2018, the largest of which was for space at 350 E. Cermak Road, 2121 South Price Road and 29A International Business Park, partially offset by expiring leases at certain properties in the stabilized portfolio. Stabilized tenant reimbursement revenue decreased $0.2 million, or 0.1%, for the year ended December 31, 2018 compared to the same period in 2017 primarily as a result of reimbursement credits and property tax refunds to customers at properties in the stabilized portfolio offset by higher utility reimbursements driven by increased power consumption and new leasing.

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

Fee Income and Other

Occasionally, customers engage the Company for certain services. The nature of these services historically involves property management, construction management, and assistance with financing. The proper revenue recognition of these services can be different, depending on whether the arrangements are service revenue or contractor type revenue. Service revenues are typically recognized on an equal monthly basis based on the minimum fee to be earned. The monthly amounts could be adjusted depending on whether certain performance milestones are met.

Fee income also includes management fees. These fees arise from contractual agreements with entities in which we have a noncontrolling interest. The management fees are recognized as earned under the respective agreements. Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017	2019 vs 2018	2018 vs 2017
Rental property operating and maintenance	$1,020,578	$957,065	$759,616	$63,513	$197,449	6.6%	26.0%
Property taxes and insurance	172,183	140,918	134,995	31,265	5,923	22.2%	4.4%
Depreciation and amortization	1,163,774	1,186,896	842,464	(23,122)	344,432	(1.9)%	40.9%
General and administrative	211,097	163,667	161,441	47,430	2,226	29.0%	1.4%
Transaction and integration expenses	27,925	45,327	76,048	(17,402)	(30,721)	(38.4)%	(40.4)%
Impairment of investments in real estate	5,351	—	28,992	5,351	(28,992)	—	—
Other	14,118	2,818	3,077	11,300	(259)	401.0%	(8.4)%
Total operating expenses	$2,615,026	$2,496,691	$2,006,633	$118,335	$490,058	4.7%	24.4%
Interest expense	$353,057	$321,529	$258,642	$31,528	$62,887	9.8%	24.3%

The following tables show expenses for the years ended December 31, 2019, 2018 and 2017 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Year Ended December 31,				Year Ended December 31,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental property operating and maintenance	$756,326	$753,340	$2,986	0.4%	$264,252	$203,726	$60,526
Property taxes and insurance	118,292	103,908	14,384	13.8%	53,891	37,010	16,881
	$874,618	$857,248	$17,370	2.0%	$318,143	$240,736	$77,407

Stabilized rental property operating and maintenance expenses increased approximately $3.0 million for the year ended December 31, 2019 compared to the same period in 2018, primarily related to higher rent expense and internal labor costs across the portfolio.

Stabilized property taxes increased by approximately $14.4 million, or 13.8%, for the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily due to a tax refund in 2018 at one of our properties in the stabilized portfolio along with higher 2019 assessments at certain properties in the stabilized portfolio.

Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $60.5 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to higher expenses as a result of leasing activity during the twelve months ended December 31, 2019 and the Ascenty Acquisition that increased expenses during the first quarter of 2019.

Pre-stabilized and other property taxes and insurance expense increased approximately $16.9 million for the year ended December 31, 2019 compared to the same period in 2018, due to increased assessed values at our Chicago properties along with properties being placed in service.

	Stabilized				Pre-Stabilized and Other
	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2018	2017	Change
Rental property operating and maintenance	$505,127	$494,852	$10,275	2.1%	$451,938	$264,764	$187,174
Property taxes and insurance	81,274	86,223	(4,949)	(5.7)%	59,644	48,772	10,872
	$586,401	$581,075	$5,326	0.9%	$511,582	$313,536	$198,046

Stabilized rental property operating and maintenance expenses increased by approximately $10.3 million, or 2.1%, for the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily related to higher utility costs offset by reduced labor costs and cost containment measures across the portfolio.

Stabilized property taxes and insurance decreased by approximately $4.9 million, or 5.7%, for the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily due to a refund at one of our properties in our stabilized portfolio.

Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $187.2 million for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $138.7 million.

Pre-stabilized and other property taxes and insurance increased approximately $10.9 million for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of the properties acquired in the DFT Merger, which contributed approximately $16.1 million offset partially by a decrease in property taxes as a result of properties sold during the year ended December 31, 2018 and a reduction in property tax liabilities at certain properties in our pre-stabilized and other portfolio.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $23.1 million for the year ended December 31, 2019 compared to the same period in 2018. The decrease for the year was principally due to certain intangibles related to the DFT Merger being fully amortized during the year ended December 31, 2019.

Depreciation and amortization expense increased by approximately $344.4 million for the year ended December 31, 2018 compared to the same period in 2017, principally because of amortization of finite-lived intangibles associated with the DFT Merger, which contributed approximately $310.7 million to the increase.

General and Administrative

General and administrative expenses increased by approximately $47.4 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to the adoption of ASC 842 which resulted in an increase in the amount of fixed compensation expenses associated with successful leasing activities which were previously capitalized under ASC 840.

General and administrative expenses increased by approximately $2.2 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to an increase in headcount from 2017 to 2018 to support the Company’s continued growth.

Transactions and Integration Expense

Transactions and integration expense decreased by approximately $17.4 million for the year ended December 31, 2019 compared to the same period in 2018, principally due to higher transaction costs in 2018 related to the Ascenty Acquisition.

Transactions and integration expense decreased by approximately $30.7 million for the year ended December 31, 2018 compared to the same period in 2017, principally due to expenses incurred for the DFT Merger, which was completed in September 2017 partially offset by costs incurred related to the Ascenty Acquisition.

Interest Expense

Interest expense increased by approximately $31.5 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to the issuances of the 4.450% 2028 Notes in June 2018, the 3.750% 2030 Notes in October of 2018, the 2.500% 2026 Notes in February 2019, the 3.600% 2029 Notes in June 2019 and the 1.125% 2028 Notes in October 2019 and the Ascenty loan offset by the early tender offer and subsequent redemption of the 5.875% 2020 Notes in January and February 2019 and the 3.400% Notes due 2020 and 2021 Notes in June 2019 and July 2019.

Interest expense increased by approximately $62.9 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the issuances of the 2019 Notes in May 2017, the 2.750% 2024 Notes and the 2029 Notes in July 2017, the 2.750% 2023 Notes and the 2027 Notes in August 2017, the 2028 Notes in June 2018 and the 2030 Notes in October 2018.

Impairment of Investments in Real Estate

We evaluated the carrying value of the properties identified as held for sale to ensure the carrying value was recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the years ended December 31, 2019 and 2017, we recognized $5.4 million and $29.0 million of impairment charges, respectively, on four properties (one in 2019, three in 2017) located in the United States to reduce the carrying values to the estimated fair values less costs to sell. The fair values of the four properties were based on comparable sales price data. There were no impairment charges for the year ended December 31, 2018.

Gain on Deconsolidation

During the year ended December 31, 2019, we recognized a gain on the deconsolidation of Ascenty of approximately $67.5 million as a result of the formation of the Ascenty joint venture with Brookfield Infrastructure.

Gain on Disposition of Properties

On November 1, 2019, we formed a joint venture with Mapletree, where we contributed three Turn-Key Flex® data centers, valued at approximately $1.0 billion, to the new joint venture for which we retained a 20% interest. The transaction generated approximately $0.8 billion of net proceeds to us, comprised of Mapletree’s equity contribution, less our share of closing costs and accordingly we recognized a gain of approximately $266 million on the sale of the 80% interest in the joint venture.

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

Liquidity and Capital Resources of the Parent Company

In this “Liquidity and Capital Resources of the Parent Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section below, the term, our “Parent Company” refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our Operating Partnership.

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

On January 4, 2019, our Parent Company entered into equity distribution agreements, which we refer to as the 2019 Equity Distribution Agreements, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program. For additional information regarding the 2019 Equity Distribution Agreements, see Note 13 to our consolidated financial statement contained herein.

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

Our Parent Company declared the following dividends on its common and preferred stock during the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

		Series C		Series F		Series G	Series H		Series I	Series J		Series K		Series L
		Preferred		Preferred		Preferred	Preferred		Preferred	Preferred		Preferred		Preferred		Common
Date dividend declared	Dividend payment date	Stock		Stock		Stock	Stock		Stock	Stock		Stock		Stock		Stock
March 1, 2017	March 31, 2017	$—		$3,023		$3,672	$6,730		$3,969	$—		$—		$—		$148,358	(1)
May 8, 2017	June 30, 2017	—		—	(2)	3,672	6,730		3,969	—		—		—		150,814	(1)
August 7, 2017	September 29, 2017	—		—		3,672	6,730		3,969	—		—		—		191,041	(1)
November 2, 2017	December 29, 2017 for Preferred Stock; January 12, 2018 for Common Stock	3,963	(3)	—		3,672	6,730		3,969	4,200	(3)	—		—		191,067	(1)
		$3,963		$3,023		$14,688	$26,920		$15,876	$4,200		$—		$—		$681,280
March 1, 2018	March 30, 2018	$3,333		$—		$3,672	$6,730		$3,969	$2,625		$—		$—		$208,015	(4)
May 8, 2018	June 29, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		208,071	(4)
August 14, 2018	September 28, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		208,166	(4)
November 12, 2018	December 31, 2018 for Preferred Stock; January 15, 2019 for Common Stock	3,333		—		3,672	6,730		3,969	2,625		—		—		208,415	(4)
		$13,332		$—		$14,688	$26,920		$15,876	$10,500		$—		$—		$832,667

February 21, 2019	March 29, 2019	$3,333		—		$3,672	$6,730		$3,969	$2,625		$—		$—		$224,802	(5)
May 13, 2019	June 28, 2019	3,333		—		3,672	—	(6)	3,969	2,625		3,686	(7)	—		224,895	(5)
August 13, 2019	September 30, 2019	3,333		—		3,672	—		3,969	2,625		3,071		—		225,188	(5)
November 19, 2019	December 31, 2019 for Preferred Stock; January 15, 2020 for Common Stock	3,333		—		3,672	—		3,969	2,625		3,071		4,036	(8)	225,488	(5)
		$13,332		$—		$14,688	$6,730		$15,876	$10,500		$9,828		$4,036		$900,373
Annual rate of dividend per share		$1.65625		$1.65625		$1.46875	$1.84375		$1.58750	$1.31250		$1.46250		$1.30000

(1)	$3.720 annual rate of dividend per share.
(2)	Redeemed on April 5, 2017 for $25.01840 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common stockholders.
(3)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2017.
(4)	$4.040 annual rate of dividend per share.
(5)	$4.320 annual rate of dividend per share.
(6)	Redeemed on April 1, 2019 for $25.00 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common stockholders.
(7)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2019.
(8)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2019.

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

The expected tax treatment of distributions on our Parent Company’s common stock and preferred stock paid in 2019 is as follows: approximately 83% ordinary income and 17% return of capital. The tax treatment of distributions on our Parent Company’s common stock paid in 2018 was as follows: approximately 80% ordinary income and 20% return of capital. Distributions on our Parent Company’s preferred stock paid in 2018 were treated as 100% ordinary income.

The tax treatment of distributions on our Parent Company’s common stock and preferred stock paid in 2017 was as follows: approximately 95% ordinary income and 5% capital gain distribution.

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

As of December 31, 2019, we had $89.8 million of cash and cash equivalents, excluding $7.4 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

Our global revolving credit facility provides for borrowings up $2.35 billion. We have the ability from time to time to increase the size of the global revolving credit facility and our term loan facility, in any combination, by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2023, with two six-month extension options available. The global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our global revolving credit facility and term loan facility, see Note 9 to our consolidated financial statement contained herein.

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

On January 4, 2019, our Parent Company entered into the 2019 Equity Distribution Agreements under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, no sales have been made under the program. For additional information regarding the 2019 Equity Distribution Agreements, see Note 13 to our consolidated financial statement contained herein.

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

On October 9, 2019, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €500.0 million (approximately $548.6 million based on the exchange rate on October 9, 2019) aggregate principal amount of 1.125% Guaranteed Notes due 2028, or the 2028 Notes. The 2028 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by the Parent Company and the Operating Partnership. Net proceeds from the offering were approximately  €491.9 million (approximately $539.7 million based on the exchange rate on October 9, 2019) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering to repay borrowings outstanding under our global revolving credit facility and for other general corporate purposes.

Construction ($ in thousands)

Development Lifecycle	As of December 31, 2019				As of December 31, 2018
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)	N/A	$147,597	$—	$147,597	N/A	$162,941	$—	$162,941
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$517,900	$—	$517,900	N/A	$385,892	$—	$385,892
Space Held for Development (6)	1,281,169	241,563	—	241,563	1,805,844	396,440	—	396,440
Base Building Construction	2,936,071	485,489	404,082	889,571	1,724,740	214,634	223,360	437,994
Data Center Construction	1,175,673	441,852	703,607	1,145,459	1,103,465	586,995	521,387	1,108,382
Equipment Pool & Other Inventory	N/A	27,283	—	27,283	N/A	14,558	—	14,558
Campus, Tenant Improvements & Other	N/A	18,468	22,968	41,436	N/A	23,409	16,228	39,637
Total Construction in Progress and Land Held for Future Development	5,392,913	$1,880,152	$1,130,657	$3,010,809	4,634,049	$1,784,869	$760,975	$2,545,844
(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.
(2)	Represents balances incurred through December 31, 2019.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2018.
(5)	Represents approximately 944 acres as of December 31, 2019 and approximately 959 acres as of December 31, 2018.
(6)	Excludes space held for development through unconsolidated joint ventures.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 4.1 million square feet of Turn-Key Flex®, colocation and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2019, we had approximately 4.5 million square feet of space under active development and approximately 1.8 million square feet of space held for development. Turn-Key Flex® space is move-

in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2019, excluding non-managed joint ventures, approximately 4.1 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, five European metropolitan areas, three Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.9 million square feet of base building construction and 1.2 million square feet of data center construction. At December 31, 2019, we had open commitments, including amounts reimbursable of approximately $25.4 million, related to construction contracts of approximately $472.7 million.

We currently expect to incur significant capital expenditures for our development programs during the year ending December 31, 2020, although the amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Year Ended December 31,
	2019	2018
Development projects	$1,166,218	$1,115,149
Enhancement and improvements	3,249	14,240
Recurring capital expenditures	180,713	132,226
Total capital expenditures (excluding indirect costs)	$1,350,180	$1,261,615

For the year ended December 31, 2019, total capital expenditures increased $88.6 million to approximately $1.4 billion from $1.3 billion for the same period in 2018. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2019 were approximately $1.2 billion, which reflects an increase of approximately 4% from the same period in 2018. This increase was primarily due to increased spending for ground-up development projects (including development projects acquired in the DFT Merger) and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the years ended December 31, 2019 and 2018 were $86.7 million and $108.4 million, respectively. Capitalized interest comprised approximately $40.2 million and $34.7 million of the total indirect costs capitalized for the years ended December 31, 2019 and 2018, respectively. Capitalized interest in the year ended December 31, 2019 increased, compared to the same period in 2018, due to an increase in qualifying activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2020.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2020 will be based on numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

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

Distributions

All distributions on our units are at the discretion of our Parent Company’s Board of Directors. In 2019, 2018 and 2017, our Operating Partnership declared the following distributions (in thousands):

		Series C		Series F		Series G	Series H		Series I	Series J		Series K		Series L
		Preferred		Preferred		Preferred	Preferred		Preferred	Preferred		Preferred		Preferred		Common
Date distribution declared	Distribution payment date	Units		Units		Units	Units		Units	Units		Units		Units		Units
Mar 1, 2017	March 31, 2017	$—		$3,023		$3,672	$6,730		$3,969	$—		$—		$—		$150,968	(1)
May 8, 2017	June 30, 2017	—		—	(2)	3,672	6,730		3,969	—		—		—		153,176	(1)
Aug 7, 2017	September 29, 2017	—		—		3,672	6,730		3,969	—		—		—		199,049	(1)
Nov 2, 2017	December 29, 2017 for Preferred Units; January 12, 2018 for Common Units	3,963	(3)	—		3,672	6,730		3,969	4,200	(5)	—		—		199,061	(1)
		$3,963		$3,023		$14,688	$26,920		$15,876	$4,200		$—		$—		$702,254
Mar 1, 2017	March 30, 2018	$3,333		$—		$3,672	$6,730		$3,969	$2,625		$—		$—		$216,953	(4)
May 8, 2018	June 29, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		216,789	(4)
Aug 14, 2018	September 28, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		216,825	(4)
Nov 12, 2018	December 31, 2018 for Preferred Units; January 15, 2019 for Common Units	3,333		—		3,672	6,730		3,969	2,625		—		—		216,838	(4)
		$13,332		$—		$14,688	$26,920		$15,876	$10,500		$—		$—		$867,405

February 21, 2019	March 29, 2019	$3,333		$—		$3,672	$6,730		$3,969	$2,625		$—		$—		$235,256	(5)
May 13, 2019	June 28, 2019	3,333		—		3,672	—	(6)	3,969	2,625		3,686	(7)	—		235,142	(5)
August 13, 2019	September 30, 2019	3,333		—		3,672	—		3,969	2,625		3,071		—		235,164	(5)
November 19, 2019	December 31, 2019 for Preferred Units; January 15, 2020 for Common Units	3,333		—		3,672	—		3,969	2,625		3,071		4,036	(8)	235,154	(5)
		$13,332		$—		$14,688	$6,730		$15,876	$10,500		$9,828		$4,036		$940,716

Annual rate of distribution per unit		$1.65625		$1.65625		$1.46875	$1.84375		$1.58750	$1.31250		$1.46250		$1.30000

(1)	$3.720 annual rate of distribution per unit.
(2)	Redeemed on April 5, 2017 for $25.01840 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common unitholders.
(3)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2017.
(4)	$4.040 annual rate of distribution per unit.
(5)	$4.320 annual rate of distribution per unit.
(6)	Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.
(7)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.

(8)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2019.

As of December 31, 2019, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and CDOR-based tranches of our debt. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2019 (in thousands):

Obligation	2020	2021-2022	2023-2024	Thereafter	Total
Secured and unsecured debt (1)	$1,089	$800,000	$2,914,886	$6,489,458	$10,205,433
Interest payable (2)	331,761	646,638	451,867	573,388	2,003,654
Operating and finance leases (3)	94,158	184,143	173,142	704,502	1,155,945
Construction contracts (4)	472,660	—	—	—	472,660
	$899,668	$1,630,781	$3,539,895	$7,767,348	$13,837,692
(1)	Includes $245.8 million of borrowings under our global revolving credit facilities and $0.8 billion of borrowings under our unsecured term loans and excludes unamortized premiums (discounts) and deferred financing costs reflected on the consolidated balance sheets under Item 8 in this annual report on Form 10-K.
(2)	Interest payable is based on the interest rates in effect on December 31, 2019, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2020	$333,917
2021-2022	650,949
2023-2024	452,020
Thereafter	573,388
$2,010,274
(3)	Beginning January 1, 2019, as a lessee we were required to record both a right-of-use asset and lease liability for our ground and office space leases based on the present value of our future minimum lease payments. See Note 4 to the Consolidated Financial Statements for additional information.
(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2019, we had open commitments, including amounts reimbursable of approximately $25.4 million, related to construction contracts of approximately $472.7 million.

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of December 31, 2019 (in thousands):

	Global Revolving	Unsecured	Unsecured		Total
	Credit Facilities (1)	Term Loans (1)	Senior Notes	Secured Debt	Debt
2020	$—	$—	$—	$1,089	$1,089
2021	—	—	—	—	—
2022	—	—	800,000	—	800,000
2023	99,315	813,205	747,710	104,000	1,764,230
2024	146,451	—	1,004,205	—	1,150,656
Thereafter	—	—	6,489,458	—	6,489,458
Subtotal	$245,766	$813,205	$9,041,373	$105,089	$10,205,433
Unamortized discount	—	—	(22,554)	—	(22,554)
Unamortized premium	—	—	6,409	54	6,463
Total	$245,766	$813,205	$9,025,228	$105,143	$10,189,342
(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility, as applicable.

The table below summarizes our debt, as of December 31, 2019 (in millions):

Debt Summary:
Fixed rate	$9,042.5
Variable rate debt subject to interest rate swaps	479.8
Total fixed rate debt (including interest rate swaps)	9,522.3
Variable rate—unhedged	683.1
Total	$10,205.4
Percent of Total Debt:
Fixed rate (including swapped debt)	93.3%
Variable rate	6.7%
Total	100.0%

Effective Interest Rate as of December 31, 2019
Fixed rate (including hedged variable rate debt)	3.35%
Variable rate	1.94%
Effective interest rate	3.25%
(1)	Excludes impact of deferred financing cost amortization.

As of December 31, 2019, we had approximately $10.2 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2019 of $119.74). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bore interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of December 31, 2019, our debt had a weighted average term to initial maturity of approximately 6.3 years (or approximately 6.3 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2019, we were party to interest rate swap agreements related to $479.8 million of outstanding principal amount on our variable rate debt. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

As of December 31, 2019, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $591.2 million, of which $10.2 million is subject to an interest rate cap agreement.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018 and Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

The following table shows cash flows and ending cash, cash equivalent and restricted cash balances for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$1,513,817	$1,385,324	$1,023,305
Net cash used in investing activities	(274,992)	(3,035,993)	(1,357,153)
Net cash (used in) provided by financing activities	(1,272,021)	1,757,269	321,200
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,196)	$106,600	$(12,648)

Cash provided by operating activities in 2019 increased approximately $128.5 million over 2018 and cash provided by operating activities in 2018 increased approximately $362.0 million over 2017. The 2019 increase was primarily due to properties placed into service during the twelve months ended December 31, 2019. The increases in cash flow were partially offset by properties sold in 2018 and 2019 and an increase in interest expense. The 2018 increase was driven by year-over-year increase in the cash flow from properties acquired in the September 2017 DFT Merger. The increases in cash flow were offset by properties sold in 2017 and 2018 and an increase in interest expense.

Net cash used in investing activities consisted of the following amounts (in thousands).

	Year Ended December 31,
	2019	2018	Change
Improvements to investments in real estate	$(1,436,902)	$(1,325,162)	$(111,740)
Ascenty acquisition, net of cash assumed	—	(1,563,830)	1,563,830
Acquisitions of real estate	(75,704)	(410,712)	335,008
Prepaid construction costs and other investments	(2,597)	(13,254)	10,657
Proceeds from sale of properties, net of sales costs	—	286,204	(286,204)
Proceeds from joint venture transactions	1,494,881	—	1,494,881
Deconsolidation of Ascenty cash	(97,081)	—	(97,081)
Investment in unconsolidated joint ventures	(101,101)	(673)	(100,428)
Other	(56,488)	(8,566)	(47,922)
Net cash used in investing activities	$(274,992)	$(3,035,993)	$2,761,001

	Year Ended December 31,
	2018	2017	Change
Ascenty acquisition, net of cash assumed	$(1,563,830)	$—	$(1,563,830)
Improvements to investments in real estate	(1,325,162)	(1,150,619)	(174,543)
Acquisitions of real estate	(410,712)	(415,764)	5,052
Prepaid construction costs and other investments	(13,254)	—	(13,254)
Proceeds from sale of properties, net of sales costs	286,204	89,333	196,871
Distribution from debt proceeds from closing of joint venture	—	135,793	(135,793)
Investment in unconsolidated joint ventures	(673)	(93,405)	92,732
Excess proceeds from forward contracts	—	63,956	(63,956)
Other	(8,566)	13,553	(22,119)
Net cash used in investing activities	$(3,035,993)	$(1,357,153)	$(1,678,840)

Net cash flows (used in) provided by financing activities for the Company consisted of the following amounts (in thousands).

	Year Ended December 31,
	2019	2018	2017
Repayments of short-term borrowings, net of proceeds	$(1,412,388)	$1,100,651	$(124,130)
Net proceeds from issuance of common and preferred stock, including equity plans	541,082	7,068	411,309
Redemption of preferred stock	(365,050)	—	(182,500)
Proceeds from secured / unsecured debt	2,848,296	2,192,629	2,352,230
Repayment on secured / unsecured debt	(1,915,301)	(674,926)	(1,411,907)
Distribution payments	(996,766)	(930,782)	(715,209)
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	63,173	66,124	(8,593)
Other	(35,067)	(3,495)	—
Net cash (used in) provided by financing activities	$(1,272,021)	$1,757,269	$321,200

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the year ended December 31, 2019 as compared to 2018 and the repayment of the Floating rate notes due 2019, 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with the redemption of the series H preferred stock offset by higher proceeds in 2019 from the issuance of the series K preferred stock, series L preferred stock, 2026 Notes, 1.125% 2028 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in dividend and distribution payments for the year ended December 31, 2019 as compared to 2018 was a result of an increase in the number of shares outstanding and increased dividend amount per share of common stock in the year ended December 31, 2019 as compared to 2018.

The increase in cash provided by financing activities was due to proceeds from borrowings, net of repayments increasing during the year ended December 31, 2018 as compared to 2017 offset by higher proceeds in 2017 from the issuance of the 2019 Notes, 2.750% 2024 Notes, 2029 Notes, 2.750% 2023 Notes and 2027 Notes as compared to the proceeds in 2018 from the issuance of the 2028 Notes and 2030 Notes. The increase in dividend and distribution payments for the year ended December 31, 2018 as compared to 2017 was a result of an increase in the number shares outstanding due to the DFT Merger and increased dividend amount per share of common stock in 2018 as compared to 2017. The 2018 borrowing activity was used in part to fund a portion of the Ascenty Acquisition.

Net cash flows (used in) provided by financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Year Ended December 31,
	2019	2018	2017

Proceeds from borrowings, net of repayments	$(1,412,388)	$1,100,651	$(124,130)
General partner contributions, net	176,032	7,068	228,809
Proceeds from secured / unsecured debt	2,848,296	2,192,629	2,352,230
Repayment on secured / unsecured debt	(1,915,301)	(674,926)	(1,411,907)
Distribution payments	(996,766)	(930,782)	(715,209)
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	63,173	66,124	(8,593)
Other	(35,067)	(3,495)	—
Net cash (used in) provided by financing activities	$(1,272,021)	$1,757,269	$321,200

The increase in cash used in financing activities was due to repayments of borrowings, net of proceeds, increasing during the year ended December 31, 2019 as compared to 2018 and the repayment of the Floating rate notes due 2019, 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with the redemption of the series H preferred units offset by higher proceeds in 2019 from the issuance of the series K preferred units, series L preferred units, 2026 Notes, 1.125% 2028 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in distribution payments for the year ended December 31, 2019 as compared to 2018 was a result of an increase in the number of units outstanding and increased distribution amount per common unit in the year ended December 31, 2019 as compared to 2018.

The increase in cash provided by financing activities was due to proceeds from borrowings, net of repayments increasing during the year ended December 31, 2018 as compared to 2017 offset by higher proceeds in 2017 from the issuance of the 2019 Notes, 2.750% 2024 Notes, 2029 Notes, 2.750% 2023 Notes and 2027 Notes as compared to the proceeds in 2018 from the issuance of the 2028 Notes and 2030 Notes. The increase in distribution payments for the year ended December 31, 2018 as compared to 2017 was a result of an increase in the number of common units outstanding due to the DFT Merger and increased distribution amount per common unit in 2018 as compared to 2017. The 2018 borrowing activity was used in part to fund a portion of the Ascenty Acquisition.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2019, amounted to 4.1% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of December 31, 2019, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders in the DFT Operating Partnership in connection with the DFT Merger were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the consolidated balance sheet.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Funds From Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts (Nareit) in the Nareit Funds From Operations White Paper - 2018 Restatement. FFO represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, a gain from a pre-existing relationship, impairment charges and real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2019	2018	2017
Net Income Available to Common Stockholders	$493,011	$249,930	$173,148
Adjustments:
Non-controlling interests in operating partnership	21,100	10,180	3,770
Real estate related depreciation & amortization (1)	1,149,240	1,173,917	830,252
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	52,716	14,587	11,566
Gain on disposition of properties	(267,651)	(80,049)	(40,354)
Impairment of investments in real estate	5,351	—	28,992
Noncontrolling interests share of gain on sale of property	—	—	3,900
FFO available to common stockholders and unitholders (2)	$1,453,767	$1,368,565	$1,011,274
Basic FFO per share and unit	$6.69	$6.39	$5.68
Diluted FFO per share and unit (2)	$6.66	$6.37	$5.65
Weighted average common stock and units outstanding
Basic	217,285	214,313	178,056
Diluted (2)	218,421	214,951	178,892

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	1,163,774	1,186,896	842,464
Non-real estate depreciation	(14,534)	(12,979)	(12,212)
	$1,149,240	$1,173,917	$830,252

(2)	For all periods presented, we have excluded the effect of dilutive series C, series F, series G, series H, series I, series J, series K and series L preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series F, series G, series H, series I, series J, series K and series L preferred stock, as applicable, which we consider highly improbable.

	Year Ended December 31,
	2019	2018	2017
Weighted average common stock and units outstanding	217,285	214,313	178,056
Add: Effect of dilutive securities	1,136	638	836
Weighted average common stock and units outstanding—diluted	218,421	214,951	178,892

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2019, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$9,042.5	$9,698.5
Variable rate debt subject to interest rate swaps	479.8	479.8
Total fixed rate debt (including interest rate swaps)	9,522.3	10,178.3
Variable rate debt	683.1	683.1
Total outstanding debt	$10,205.4	$10,861.4

Interest rate derivatives and their fair values as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
December 31,		December 31,		Type of	Strike	Effective	Expiration	December 31,	December 31,
2019		2018		Derivative	Rate	Date	Date	2019	2018
Currently-paying contracts
$—		$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$—	$1,976
—		54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	—	517
29,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	175	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	345	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	945	11,463
75,825	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	931	2,024
$479,825		$783,125						$2,396	$20,119
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.77 to 1.00 CAD as of December 31, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.

Sensitivity to Changes in Interest Rates

The following table shows the effects if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2019:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$1.7
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(1.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	1.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(1.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	93.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(88.1)

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

Foreign Currency Exchange Risk

For the years ended December 31, 2019, 2018 and 2017, we had foreign operations in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong and Brazil. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Australian dollar, Singapore dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty in March 2019, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture's operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2019, 2018 and 2017, operating revenues from properties outside the United States contributed $627.4 million, $564.4 million and $515.2 million, respectively, which represented 19.5%, 18.5% and 21.0% of our operating revenues, respectively. Net investment in properties outside the United States was $3.7 billion and $3.8 billion as of December 31, 2019 and December 31, 2018, respectively. Net assets in foreign operations were approximately $(1.4) billion and $0.2 billion as of December 31, 2019 and December 31, 2018, respectively. The decrease was a result of the issuance of the 2026 Notes in January 2019 and March 2019, the proceeds of which were used to pay down the 5.875% Notes due 2020 and U.S. dollar borrowings on the global revolving credit facility.

Other

Certain operating costs incurred by us, such as electricity, are subject to price fluctuations caused by the volatility of underlying commodity prices. In 2019, we entered into a power purchase agreement to secure the renewable energy attributes from a solar farm in Virginia. In 2018, we entered into power purchase agreements to secure the renewable energy attributes from a solar farm in North Carolina to support the renewable energy needs of a customer in Virginia. In 2017, we entered into power purchase agreements to secure the renewable energy attributes from a wind farm in Illinois and a solar farm in North Carolina.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 102.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2019, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02 Leases and related accounting standards updates (collectively Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of lease revenue

As discussed in Note 2 to the consolidated financial statements, the Company records rental revenue on a straight-line basis if the Company determines it is probable substantially all lease payments over the term of the lease on a lease-by-lease basis will be collected. Whenever the results of that assessment, events, or changes in circumstances indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental and other services revenue equal to the then-current combined balance of the deferred rent and amounts contractually due but unpaid for the lease (rent receivable), and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash basis. Rental and other services revenue was $3.2 billion for the year ended December 31, 2019 and deferred rent and rent receivable, net was $478.7 million and $171.9 million, respectively, as of December 31, 2019.

We identified the evaluation of the probability of collection of lease payments as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all the lease payments for its leases required significant auditor judgment because of the subjective nature of the evidence obtained. The key assumption used in the assessment includes the creditworthiness of the customer and any guarantors.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s probability assessment of lease payment collection process, including the assessment of the key assumption above. For a selection of the Company’s leases, we evaluated the Company’s determination of the collectability of substantially all of the lease payments. To do this, we: (i) compared legal name of customer and any guarantor, to the underlying lease agreements and third-party credit rating report, (ii) evaluated the creditworthiness of the customer by assessing their credit rating, (iii) read publicly available information, including the customer’s financial statements, analyst reports, recent public filings and news articles to evaluate the Company’s collection probability assessment, and (iv) inquired of Company employees to obtain evidence regarding creditworthiness of the customers.

.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Francisco, California
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Digital Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of the General Partner and Partners

Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2019 and 2018, the related consolidated income statements and consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02 Leases and related accounting standards updates (collectively Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2004.

San Francisco, California
March 2, 2020

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Investments in real estate:
Properties:
Land	$804,830	$859,113
Acquired ground leases	10,725	10,575
Buildings and improvements	15,449,884	15,610,992
Tenant improvements	621,153	574,336
Total investments in operating properties	16,886,592	17,055,016
Accumulated depreciation and amortization	(4,536,169)	(3,935,267)
Net investments in operating properties	12,350,423	13,119,749
Construction in progress and space held for development	1,732,555	1,621,928
Land held for future development	147,597	162,941
Net investments in properties	14,230,575	14,904,618
Investments in unconsolidated joint ventures	1,287,109	175,108
Net investments in real estate	15,517,684	15,079,726
Operating lease right-of-use assets, net	628,681	—
Cash and cash equivalents	89,817	126,700
Accounts and other receivables, net of allowance for doubtful accounts of $13,753 and $11,554 as of December 31, 2019 and December 31, 2018, respectively	305,501	299,621
Deferred rent	478,744	463,248
Acquired above-market leases, net of accumulated amortization of $204,233 and $158,037 as of December 31, 2019 and December 31, 2018, respectively	74,815	119,759
Goodwill	3,363,070	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $1,629,117 and $1,355,013 as of December 31, 2019 and December 31, 2018, respectively	2,195,324	3,144,395
Assets held for sale	229,934	—
Other assets	184,561	185,239
Total assets	$23,068,131	$23,766,695
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$234,105	$1,647,735
Unsecured term loans, net	810,219	1,178,904
Unsecured senior notes, net of discount	8,973,190	7,589,126
Secured debt, including premiums	104,934	685,714
Operating lease liabilities	693,539	—
Accounts payable and other accrued liabilities	1,007,761	1,164,509
Accrued dividends and distributions	234,620	217,241
Acquired below-market leases, net of accumulated amortization of $247,735 and $242,422 as of December 31, 2019 and December 31, 2018, respectively	148,774	200,113
Security deposits and prepaid rents	208,724	209,311
Obligations associated with assets held for sale	2,700	—
Total liabilities	12,418,566	12,892,653

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Redeemable noncontrolling interests	41,465	15,832
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; 58,250,000 and 50,650,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,434,420	1,249,560
Common Stock: $0.01 par value per share, 315,000,000 shares authorized, 208,900,758 and 206,425,656 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2,073	2,051
Additional paid-in capital	11,577,320	11,355,751
Accumulated dividends in excess of earnings	(3,046,579)	(2,633,071)
Accumulated other comprehensive loss, net	(87,922)	(115,647)
Total stockholders’ equity	9,879,312	9,858,644
Noncontrolling Interests:
Noncontrolling interests in operating partnership	708,163	906,510
Noncontrolling interests in consolidated joint ventures	20,625	93,056
Total noncontrolling interests	728,788	999,566
Total equity	10,608,100	10,858,210
Total liabilities and equity	$23,068,131	$23,766,695

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Rental and other services	$3,196,356	$2,412,076	$2,010,301
Tenant reimbursements	—	624,637	440,224
Fee income and other	12,885	9,765	7,403
Total operating revenues	3,209,241	3,046,478	2,457,928
Operating Expenses:
Rental property operating and maintenance	1,020,578	957,065	759,616
Property taxes and insurance	172,183	140,918	134,995
Depreciation and amortization	1,163,774	1,186,896	842,464
General and administrative	211,097	163,667	161,441
Transactions and integration	27,925	45,327	76,048
Impairment of investments in real estate	5,351	—	28,992
Other	14,118	2,818	3,077
Total operating expenses	2,615,026	2,496,691	2,006,633
Operating income	594,215	549,787	451,295
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,067	32,979	25,516
Gain on deconsolidation, net	67,497	—	—
Gain on disposition of properties, net	267,651	80,049	40,354
Interest and other income, net	66,000	3,481	3,655
Interest expense	(353,057)	(321,529)	(258,642)
Tax expense	(11,995)	(2,084)	(7,901)
(Loss) gain from early extinguishment of debt	(39,157)	(1,568)	1,990
Net income	599,221	341,115	256,267
Net income attributable to noncontrolling interests	(19,460)	(9,869)	(8,008)
Net income attributable to Digital Realty Trust, Inc.	579,761	331,246	248,259
Preferred stock dividends, including undeclared dividends	(74,990)	(81,316)	(68,802)
Issuance costs associated with redeemed preferred stock	(11,760)	—	(6,309)
Net income available to common stockholders	$493,011	$249,930	$173,148
Net income per share available to common stockholders:
Basic	$2.37	$1.21	$0.99
Diluted	$2.35	$1.21	$0.99
Weighted average common shares outstanding:
Basic	208,325,823	206,035,408	174,059,386
Diluted	209,462,247	206,673,471	174,895,098

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$599,221	$341,115	$256,267
Other comprehensive income (loss):
Foreign currency translation adjustments	23,975	(11,736)	28,709
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(9,232)	8,197	(3,434)
Reclassification to interest expense from interest rate swaps	(7,446)	(3,969)	2,459
Comprehensive income	628,205	333,607	284,001
Comprehensive income attributable to noncontrolling interests	(20,719)	(9,576)	(8,569)
Comprehensive income attributable to Digital Realty Trust, Inc.	$607,486	$324,031	$275,432

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

							Accumulated
						Accumulated	Other		Noncontrolling	Noncontrolling
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total	Interests in	Interests in	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Stockholders’	Operating	Consolidated	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	net	Equity	Partnership	Joint Ventures	Interests	Equity
Balance as of December 31, 2016	$—	$1,012,961	159,019,118	$1,582	$5,764,497	$(1,547,420)	$(135,605)	$5,096,015	$29,684	$6,598	$36,282	$5,132,297
Conversion of common units to common stock	—	—	562,582	6	10,003	—	—	10,009	(10,009)	—	(10,009)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	249,050	—	—	—	—	—	—	—	—	—
Common stock and units issued in connection with DFT merger	66,259	—	43,175,629	432	5,247,126	—	—	5,247,558	676,566	—	676,566	5,924,124
Issuance of common stock, net of offering costs	—	—	2,375,000	24	211,873	—	—	211,897	—	—	—	211,897
Exercise of stock options	—	—	17,668	—	729	—	—	729	—	—	—	729
Shares issued under employee stock purchase plan	—	—	71,253	—	5,143	—	—	5,143	—	—	—	5,143
Issuance of series C preferred stock in connection with DFT merger	—	219,250	—	—	—	—	—	219,250	—	—	—	219,250
Issuance of series J preferred stock, net of offering costs	—	193,540	—	—	—	—	—	193,540	—	—	—	193,540
Redemption of series F preferred stock	—	(176,191)	—	—	—	(6,309)	—	(182,500)	—	—	—	(182,500)
Amortization of unearned compensation on share-based awards	—	—	—	—	27,981	—	—	27,981	—	—	—	27,981
Reclassification of vested share-based awards	—	—	—	—	(10,057)	—	—	(10,057)	10,057	—	10,057	—
Adjustment to redeemable noncontrolling interests	(12,357)	—	—	—	4,166	—	—	4,166	8,191	—	8,191	12,357
Dividends declared on preferred stock	—	—	—	—	—	(68,802)	—	(68,802)	—	—	—	(68,802)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	(681,280)	—	(681,280)	(20,694)	—	(20,694)	(701,974)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(8,593)	(8,593)	(8,593)
Net income	—	—	—	—	—	248,259	—	248,259	3,770	4,238	8,008	256,267
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	—	28,272	28,272	437	—	437	28,709
Other comprehensive income— fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	(3,513)	(3,513)	79	—	79	(3,434)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,414	2,414	45	—	45	2,459
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other		Noncontrolling	Noncontrolling
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total	Interests in	Interests in	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Stockholders’	Operating	Consolidated	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	net	Equity	Partnership	Joint Ventures	Interests	Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	711,892	7	61,997	—	—	62,004	(62,004)	—	(62,004)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	220,765	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	1,194	—	—	1,194	—	—	—	1,194
Shares issued under employee stock purchase plan	—	—	69,532	1	5,873	—	—	5,874	—	—	—	5,874
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(5,054)	—	—	(5,055)	—	—	—	(5,055)
Units issued in connection with Ascenty Acquisition	—	—	—	—	—	—	—	—	253,837	25,000	278,837	278,837
Amortization of unearned compensation on share-based awards	—	—	—	—	32,456	—	—	32,456	—	—	—	32,456
Reclassification of vested share-based awards	—	—	—	—	(3,772)	—	—	(3,772)	3,772	—	3,772	—
Adjustment to redeemable noncontrolling interests	(37,274)	—	—	—	1,596	—	—	1,596	35,678	—	35,678	37,274
Dividends declared on preferred stock	—	—	—	—	—	(81,316)	—	(81,316)	—	—	—	(81,316)
Dividends and distributions on common stock and common and incentive units	(1,271)	—	—	—	—	(833,364)	—	(833,364)	(32,311)	—	(32,311)	(865,675)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	66,124	66,124	66,124
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915		5,915	—	—	—	5,915
Net income	475	—	—	—	—	331,246	—	331,246	9,705	(311)	9,394	340,640
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	(11,279)	(11,279)	(457)	—	(457)	(11,736)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	7,890	7,890	307	—	307	8,197
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(3,826)	(3,826)	(143)	—	(143)	(3,969)
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other		Noncontrolling	Noncontrolling
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total	Interests in	Interests in	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Stockholders’	Operating	Consolidated	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	net	Equity	Partnership	Joint Ventures	Interests	Equity
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	2,154,460	22	190,492	—	—	190,514	(190,514)	—	(190,514)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	256,868	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	(2,530)	—	—	(2,530)	—	—	—	(2,530)
Shares issued under employee stock purchase plan	—	—	63,774	—	5,462	—	—	5,462	—	—	—	5,462
Issuance of series K preferred stock, net of offering costs	—	203,264	—	—	—	—	—	203,264	—	—	—	203,264
Issuance of series L preferred stock, net of offering costs	—	334,886	—	—	—	—	—	334,886	—	—	—	334,886
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of unearned compensation on share-based awards	—	—	—	—	38,662	—	—	38,662	—	—	—	38,662
Reclassification of vested share-based awards	—	—	—	—	(8,458)	—	—	(8,458)	8,458	—	8,458	—
Adjustment to redeemable noncontrolling interests	25,937	—	—	—	(2,059)	—	—	(2,059)	—	(23,878)	(23,878)	(25,937)
Dividends declared on preferred stock	—	—	—	—	—	(74,990)	—	(74,990)	—	—	—	(74,990)
Dividends and distributions on common stock and common and incentive units	(676)	—	—	—	—	(900,201)	—	(900,201)	(38,278)	—	(38,278)	(938,479)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	63,173	63,173	63,173
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income	372	—	—	—	—	579,761	—	579,761	20,728	(1,640)	19,088	598,849
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	43,702	43,702	1,960	—	1,960	45,662
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	(8,839)	(8,839)	(393)	—	(393)	(9,232)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(7,138)	(7,138)	(308)	—	(308)	(7,446)
Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$9,879,312	$708,163	$20,625	$728,788	$10,608,100

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$599,221	$341,115	$256,267
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(335,148)	(80,049)	(40,354)
Unrealized gain on equity investment	(46,492)	(1,631)	—
Impairment of investments in real estate	5,351	—	28,992
Equity in earnings of unconsolidated joint ventures	(8,067)	(32,979)	(25,516)
Distributions from unconsolidated joint ventures	44,293	21,905	31,747
Write-off due to early lease terminations	11,400	2,818	3,076
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	809,472	770,275	594,996
Amortization of acquired in-place lease value and deferred leasing costs	354,302	416,621	247,468
Amortization of share-based compensation	34,905	27,159	20,521
Non-cash amortization of terminated swaps	1,047	1,120	1,204
Allowance for (recovery of) doubtful accounts	2,159	6,304	(776)
Amortization of deferred financing costs	13,362	11,537	10,634
Loss (gain) from early extinguishment of debt	39,157	1,568	(1,990)
Amortization of debt discount/premium	2,260	3,538	2,992
Amortization of acquired above-market leases and acquired below-market leases, net	17,097	26,530	1,770
Changes in assets and liabilities:
Accounts and other receivables	(8,435)	(21,318)	(73,717)
Deferred rent	(47,858)	(39,905)	(16,564)
Deferred leasing costs	(31,270)	(72,104)	(15,363)
Other assets	(15,599)	(9,145)	(1,800)
Accounts payable, operating lease liabilities and other accrued liabilities	68,155	39,192	(16,384)
Security deposits and prepaid rents	4,505	(27,227)	16,102
Net cash provided by operating activities	1,513,817	1,385,324	1,023,305
Cash flows from investing activities:
Improvements to investments in real estate	(1,436,902)	(1,325,162)	(1,150,619)
Ascenty acquisition	—	(1,679,830)	—
Deconsolidation of Ascenty cash	(97,081)	—	—
Proceeds from joint ventures transactions	1,494,881	—	—
Deposits paid for acquisitions of real estate	(18,075)	—	—
Cash assumed in business combinations	—	116,000	20,650
Acquisitions of real estate	(75,704)	(410,712)	(415,764)
Proceeds from sale of assets, net of sales costs	—	286,204	89,333
Distribution of debt proceeds from closing of joint venture	—	—	135,793
Investments in unconsolidated joint ventures	(101,101)	(673)	(93,405)
Excess proceeds from forward contract settlement	—	—	63,956
Prepaid construction costs and other investments	(2,597)	(13,254)	—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Improvement advances to tenants	(66,078)	(48,502)	(50,857)
Collection of improvement advances to tenants	27,665	39,936	43,760
Net cash used in investing activities	(274,992)	(3,035,993)	(1,357,153)
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$3,099,685	$3,046,245	$2,180,556
Repayments on global revolving credit facilities	(4,512,073)	(1,945,594)	(2,304,686)
Borrowings on unsecured term loans	—	467,922	—
Repayments on unsecured term loans	(375,000)	(674,332)	(371,520)
Borrowings on unsecured senior notes	2,869,240	1,169,006	2,265,060
Repayments on unsecured senior notes	(1,539,613)	—	—
Principal payments on unsecured senior notes	—	—	(884,841)
Borrowings on secured debt	—	600,000	104,000
Principal payments on secured debt	(688)	(594)	(105,546)
Repayments on other secured loans	—	—	(50,000)
Payment of loan fees and costs	(20,944)	(44,299)	(16,830)
Premium paid for early extinguishment of debt	(35,067)	—	—
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	63,173	66,124	(8,593)
Taxes paid related to net settlement of stock-based compensation awards	—	(5,055)	—
Proceeds from common and preferred stock offerings, net	535,620	1,194	405,437
Redemption of preferred stock	(365,050)	—	(182,500)
Proceeds from equity plans	5,462	5,874	5,872
Proceeds from forward swap contract	—	1,560	—
Payment of dividends to preferred stockholders	(74,990)	(81,316)	(68,802)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(921,776)	(849,466)	(646,407)
Net cash (used in) provided by financing activities	(1,272,021)	1,757,269	321,200
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,196)	106,600	(12,648)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,773)	15,441	3,793
Cash, cash equivalents and restricted cash at beginning of year	135,222	13,181	22,036
Cash, cash equivalents and restricted cash at end of year	$97,253	$135,222	$13,181

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$312,848	$288,643	$211,549
Cash paid for income taxes	14,607	11,224	9,456
Operating cash paid used in the measurement of operating lease liabilities	89,980	—	—
Supplementary disclosure of noncash investing and financing activities:
Noncontrolling interests in operating partnership converted to shares of common stock	190,514	62,004	10,009
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	197,665	189,508	149,548
Assumption of capital lease obligations upon acquisition	—	75,030	—
Non-cash derecognition of capital lease obligation	—	17,294	—
Decrease to goodwill and deferred tax liability (classified with accounts payable and other accrued liabilities)	(9,436)	—	—
Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$74,903	$410,712	$366,105
Account receivables	76	—	—
Acquired above-market leases	—	—	21,043
Acquired in-place lease value and deferred leasing costs	725	—	30,111
Acquired below-market leases	—	—	(1,495)
Cash paid for acquisition of real estate	$75,704	$410,712	$415,764

Allocation of purchase price to business combinations:
Cash and cash equivalents	$—	$116,000	$20,650
Land	—	—	312,579
Buildings and improvements	—	425,000	3,677,497
Accounts receivables and other assets	—	30,000	10,978
Acquired above-market leases	—	—	162,333
Tenant relationship and acquired in-place lease value	—	495,000	1,582,385
Goodwill	—	982,667	2,592,181
Revolving credit facility	—	—	(450,697)
Unsecured term loans	—	—	(250,000)
Unsecured notes	—	—	(886,831)
Mortgage notes payable and unsecured debt	—	—	(105,000)
Accounts payable and other accrued liabilities	—	(90,000)	(248,259)
Acquired below-market leases	—	—	(185,543)
Other working capital, net	—	—	(22,640)
Redeemable noncontrolling interests -- operating partnership	—	—	(66,259)
Common stock issued in connection with DFT merger	—	—	(5,247,558)
Noncontrolling interests in operating partnership	—	(253,837)	(676,566)
Noncontrolling interests in consolidated joint venture	—	(25,000)	—
Issuance of preferred stock in connection with DFT merger	—	—	(219,250)
Cash consideration	$—	$1,679,830	$—

Contribution of assets and liabilities to unconsolidated joint venture:
Investment in real estate	$571,648	$—	$119,106
Other assets	171,798	—	16,700
Other liabilities	(21,004)	—	(31,634)
Net carrying value of assets and liabilities contributed to joint ventures	$722,442	$—	$104,172

Recognition of retained investment in unconsolidated joint ventures	$196,547	$—	$55,746

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—	$—
Account receivables	(24,977)	—	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—	—
Goodwill	(967,189)	—	—
Other assets	(31,099)	—	—
Secured debt	571,873	—	—
Accounts payable and other accrued liabilities	72,449	—	—
Accumulated other comprehensive loss	(21,687)	—	—
Deconsolidation of Ascenty cash	(97,081)	—	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—	$—

Recognition of retained investment in unconsolidated Ascenty joint venture	$727,439	$—	$—

Deconsolidation of consolidated joint venture:
Investment in real estate	$(199,063)	—	—
Account receivables	(14,545)	—	—
Acquired in-place lease value, deferred leasing costs and intangibles	(23)	—	—
Other assets	(13)	—	—
Accounts payable and other accrued liabilities	1,316	—	—
Deconsolidation of cash and cash equivalents	(7,844)	—	—
Net carrying value of assets and liabilities contributed to unconsolidated joint venture	$(220,172)	$—	—

Recognition of retained investment in unconsolidated joint venture	$110,086	$—	—
Derecognition of noncontrolling interest in joint venture	$110,086	$—	—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,	December 31,
	2019	2018
ASSETS
Investments in real estate:
Properties:
Land	$804,830	$859,113
Acquired ground leases	10,725	10,575
Buildings and improvements	15,449,884	15,610,992
Tenant improvements	621,153	574,336
Total investments in operating properties	16,886,592	17,055,016
Accumulated depreciation and amortization	(4,536,169)	(3,935,267)
Net investments in operating properties	12,350,423	13,119,749
Construction in progress and space held for development	1,732,555	1,621,928
Land held for future development	147,597	162,941
Net investments in properties	14,230,575	14,904,618
Investments in unconsolidated joint ventures	1,287,109	175,108
Net investments in real estate	15,517,684	15,079,726
Operating lease right-of-use assets, net	628,681	—
Cash and cash equivalents	89,817	126,700
Accounts and other receivables, net of allowance for doubtful accounts of $13,753 and $11,554 as of December 31, 2019 and December 31, 2018, respectively	305,501	299,621
Deferred rent	478,744	463,248
Acquired above-market leases, net of accumulated amortization of $204,233 and $158,037 as of December 31, 2019 and December 31, 2018, respectively	74,815	119,759
Goodwill	3,363,070	4,348,007
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $1,629,117 and $1,355,013 as of December 31, 2019 and December 31, 2018, respectively	2,195,324	3,144,395
Assets held for sale	229,934	—
Other assets	184,561	185,239
Total assets	$23,068,131	$23,766,695
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$234,105	$1,647,735
Unsecured term loans, net	810,219	1,178,904
Unsecured senior notes, net	8,973,190	7,589,126
Secured debt, including premiums	104,934	685,714
Operating lease liabilities	693,539	—
Accounts payable and other accrued liabilities	1,007,761	1,164,509
Accrued dividends and distributions	234,620	217,241
Acquired below-market leases, net of accumulated amortization of $247,735 and $242,422 as of December 31, 2019 and December 31, 2018, respectively	148,774	200,113
Security deposits and prepaid rents	208,724	209,311
Obligations associated with assets held for sale	2,700	—
Total liabilities	12,418,566	12,892,653

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except unit data)

	December 31,	December 31,
	2019	2018
Redeemable noncontrolling interests	41,465	15,832
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, 58,250,000 and 50,650,000 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,434,420	1,249,560
Common units, 208,900,758 and 206,425,656 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	8,532,814	8,724,731
Limited Partners, 8,843,155 and 10,580,884 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	711,650	911,256
Accumulated other comprehensive loss	(91,409)	(120,393)
Total partners’ capital	10,587,475	10,765,154
Noncontrolling interests in consolidated joint ventures	20,625	93,056
Total capital	10,608,100	10,858,210
Total liabilities and capital	$23,068,131	$23,766,695

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Rental and other services	$3,196,356	$2,412,076	$2,010,301
Tenant reimbursements	—	624,637	440,224
Fee income and other	12,885	9,765	7,403
Total operating revenues	3,209,241	3,046,478	2,457,928
Operating Expenses:
Rental property operating and maintenance	1,020,578	957,065	759,616
Property taxes and insurance	172,183	140,918	134,995
Depreciation and amortization	1,163,774	1,186,896	842,464
General and administrative	211,097	163,667	161,441
Transactions and integration	27,925	45,327	76,048
Impairment of investments in real estate	5,351	—	28,992
Other	14,118	2,818	3,077
Total operating expenses	2,615,026	2,496,691	2,006,633
Operating income	594,215	549,787	451,295
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,067	32,979	25,516
Gain on deconsolidation, net	67,497	—	—
Gain on disposition of properties, net	267,651	80,049	40,354
Interest and other income, net	66,000	3,481	3,655
Interest expense	(353,057)	(321,529)	(258,642)
Tax expense	(11,995)	(2,084)	(7,901)
(Loss) gain from early extinguishment of debt	(39,157)	(1,568)	1,990
Net income	599,221	341,115	256,267
Net loss (income) attributable to noncontrolling interests	1,640	311	(4,238)
Net income attributable to Digital Realty Trust, L.P.	600,861	341,426	252,029
Preferred units distributions, including undeclared distributions	(74,990)	(81,316)	(68,802)
Issuance costs associated with redeemed preferred units	(11,760)	—	(6,309)
Net income available to common unitholders	$514,111	$260,110	$176,918
Net income per unit available to common unitholders:
Basic	$2.37	$1.21	$0.99
Diluted	$2.35	$1.21	$0.99
Weighted average common units outstanding:
Basic	217,284,755	214,312,871	178,055,936
Diluted	218,421,179	214,950,934	178,891,648

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$599,221	$341,115	$256,267
Other comprehensive income (loss):
Foreign currency translation adjustments	23,975	(11,736)	28,709
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—
(Decrease) increase in fair value of interest rate swaps and foreign currency hedges	(9,232)	8,197	(3,434)
Reclassification to interest expense from interest rate swaps	(7,446)	(3,969)	2,459
Comprehensive income	$628,205	$333,607	$284,001
Comprehensive loss (income) attributable to noncontrolling interests	1,640	311	(4,238)
Comprehensive income attributable to Digital Realty Trust, L.P.	$629,845	$333,918	$279,763

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands, except unit data)

								Accumulated	Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Interests in
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Consolidated
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Joint Ventures	Total Capital
Balance as of December 31, 2016	$—	41,900,000	$1,012,961	159,019,118	$4,218,659	2,475,663	$34,698	$(140,619)	$6,598	$5,132,297
Conversion of limited partner common units to general partner common units	—	—	—	562,582	10,009	(562,582)	(10,009)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	249,050	—	—	—	—	—	—
Issuance of common units in connection with DFT merger	66,259	—	—	43,175,629	5,247,558	6,111,770	676,566	—	—	5,924,124
Issuance of common units, net of offering costs	—	—	—	2,375,000	211,897	—	—	—	—	211,897
Issuance of common units in connection with the exercise of stock options	—	—	—	17,668	729	—	—	—	—	729
Issuance of common units, net of forfeitures	—	—	—	—	—	464,244	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	71,253	5,143	—	—	—	—	5,143
Issuance of series C preferred units in connection with DFT merger	—	8,050,000	219,250	—	—	—	—	—	—	219,250
Issuance of series J preferred units, net of offering costs	—	8,000,000	193,540	—	—	—	—	—	—	193,540
Redemption of series F preferred units	—	(7,300,000)	(176,191)	—	(6,309)	—	—	—	—	(182,500)
Amortization of unearned compensation on share-based awards	—	—	—	—	27,981	—	—	—	—	27,981
Reclassification of vested share-based awards	—	—	—	—	(10,057)	—	10,057	—	—	—
Adjustment to redeemable noncontrolling interests	(12,357)	—	—	—	4,166	—	8,191	—	—	12,357
Distributions	—	—	(68,802)	—	(681,280)	—	(20,694)	—	—	(770,776)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(8,593)	(8,593)
Net income	—	—	68,802	—	179,457	—	3,770	—	4,238	256,267
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	—	28,709	—	28,709
Other comprehensive loss - fair value of interest rate swaps and foreign currency hedges	—	—	—	—	—	—	—	(3,434)	—	(3,434)
Other comprehensive income – reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	2,459	—	2,459
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated	Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Interests in
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Consolidated
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Joint Ventures	Total Capital
Balance as of December 31, 2017	$53,902	50,650,000	$1,249,560	205,470,300	$9,207,953	8,489,095	$702,579	$(112,885)	$2,243	$11,049,450
Conversion of limited partner common units to general partner common units	—	—	—	711,892	62,004	(711,892)	(62,004)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	220,765	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	1,194	—	—	—	—	1,194
Issuance of units in connection with Ascenty Acquisition	—	—	—	—	—	2,338,874	253,837	—	25,000	278,837
Issuance of common units, net of forfeitures	—	—	—	—	—	464,807	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	69,532	5,874	—	—	—	—	5,874
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(46,833)	(5,055)	—	—	—	—	(5,055)
Amortization of unearned compensation on share-based awards	—	—	—	—	32,456	—	—	—	—	32,456
Reclassification of vested share-based awards	—	—	—	—	(3,772)	—	3,772	—	—	—
Adjustment to redeemable noncontrolling interests	(37,274)	—	—	—	1,596	—	35,678	—	—	37,274
Distributions	(1,271)	—	(81,316)	—	(833,364)	—	(32,311)	—	—	(946,991)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	66,124	66,124
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	5,915	—	—	—	—	5,915
Net income	475	—	81,316	—	249,930	—	9,705	—	(311)	340,640
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	—	(11,736)	—	(11,736)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	—	8,197	—	8,197
Other comprehensive income – reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(3,969)	—	(3,969)
Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$93,056	$10,858,210

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated	Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Interests in
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Consolidated
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Joint Ventures	Total Capital
Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	2,154,460	190,514	(2,154,460)	(190,514)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	256,868	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	(2,530)	—	—	—	—	(2,530)
Issuance of common units, net of forfeitures	—	—	—	—	—	416,731	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	63,774	5,462	—	—	—	—	5,462
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,264	—	—	—	—	—	—	203,264
Issuance of series L preferred units, net of offering costs	—	13,800,000	334,886	—	—	—	—	—	—	334,886
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)	—	—	—	—	(365,050)
Amortization of unearned compensation on share-based awards	—	—	—	—	38,662	—	—	—	—	38,662
Reclassification of vested share-based awards	—	—	—	—	(8,458)	—	8,458	—	—	—
Adjustment to redeemable noncontrolling interests	25,937	—	—	—	(2,059)	—	—	—	(23,878)	(25,937)
Distributions	(676)	—	(74,990)	—	(900,201)	—	(38,278)	—	—	(1,013,469)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	63,173	63,173
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	—	(6,318)
Net income	372	—	74,990	—	504,771	—	20,728	—	(1,640)	598,849
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	—	45,662	—	45,662
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	—	(9,232)	—	(9,232)
Other comprehensive income – reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(7,446)	—	(7,446)
Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$20,625	$10,608,100

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$599,221	$341,115	$256,267
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(335,148)	(80,049)	(40,354)
Unrealized gain on equity investment	(46,492)	(1,631)	—
Impairment of investments in real estate	5,351	—	28,992
Equity in earnings of unconsolidated joint ventures	(8,067)	(32,979)	(25,516)
Distributions from unconsolidated joint ventures	44,293	21,905	31,747
Write-off due to early lease terminations	11,400	2,818	3,076
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	809,472	770,275	594,996
Amortization of acquired in-place lease value and deferred leasing costs	354,302	416,621	247,468
Amortization of share-based compensation	34,905	27,159	20,521
Non-cash amortization of terminated swaps	1,047	1,120	1,204
(Recovery of) allowance for doubtful accounts	2,159	6,304	(776)
Amortization of deferred financing costs	13,362	11,537	10,634
Loss (gain) from early extinguishment of debt	39,157	1,568	(1,990)
Amortization of debt discount/premium	2,260	3,538	2,992
Amortization of acquired above-market leases and acquired below-market leases, net	17,097	26,530	1,770
Changes in assets and liabilities:
Accounts and other receivables	(8,435)	(21,318)	(73,717)
Deferred rent	(47,858)	(39,905)	(16,564)
Deferred leasing costs	(31,270)	(72,104)	(15,363)
Other assets	(15,599)	(9,145)	(1,800)
Accounts payable, operating lease liabilities and other accrued liabilities	68,155	39,192	(16,384)
Security deposits and prepaid rents	4,505	(27,227)	16,102
Net cash provided by operating activities	1,513,817	1,385,324	1,023,305
Cash flows from investing activities:
Improvements to investments in real estate	(1,436,902)	(1,325,162)	(1,150,619)
Ascenty acquisition	—	(1,679,830)	—
Cash assumed in business combinations	—	116,000	20,650
Acquisitions of real estate	(75,704)	(410,712)	(415,764)
Proceeds from sale of properties, net of sales costs	—	286,204	89,333
Proceeds from the joint ventures transactions	1,494,881	—	—
Deconsolidation of Ascenty cash	(97,081)	—	—
Distribution of debt proceeds from closing of joint venture	—	—	135,793
Excess proceeds from forward contract settlement	—	—	63,956
Prepaid construction costs and other investments	(2,597)	(13,254)	—
Contributions to unconsolidated joint ventures	(101,101)	(673)	(93,405)
Deposits paid for acquisitions of real estate	(18,075)	—	—
Improvement advances to tenants	(66,078)	(48,502)	(50,857)
Collection of improvement advances to tenants	27,665	39,936	43,760
Net cash used in investing activities	(274,992)	(3,035,993)	(1,357,153)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$3,099,685	$3,046,245	$2,180,556
Repayments on global revolving credit facilities	(4,512,073)	(1,945,594)	(2,304,686)
Repayments on unsecured term loans	(375,000)	(674,332)	(371,520)
Borrowings on unsecured term loans	—	467,922	—
Borrowings on unsecured senior notes	2,869,240	1,169,006	2,265,060
Principal payments on unsecured senior notes	(1,539,613)	—	(884,841)
Borrowings on secured debt	—	600,000	104,000
Principal payments on secured debt	(688)	(594)	(105,546)
Repayments on other secured loans	—	—	(50,000)
Payment of loan fees and costs	(20,944)	(44,299)	(16,830)
Premium paid for early extinguishment of debt	(35,067)	—	—
Capital contributions from (distributions to) noncontrolling interests in consolidated joint ventures, net	63,173	66,124	(8,593)
Taxes paid related to net settlement of stock-based compensation awards	—	(5,055)	—
General partner contributions	541,082	7,068	411,309
General partner distributions	(365,050)	—	(182,500)
Proceeds from forward swap contract	—	1,560	—
Payment of distributions to preferred unitholders	(74,990)	(81,316)	(68,802)
Payment of distributions to common unitholders	(921,776)	(849,466)	(646,407)
Net cash (used in) provided by financing activities	(1,272,021)	1,757,269	321,200
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,196)	106,600	(12,648)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,773)	15,441	3,793
Cash, cash equivalents and restricted cash at beginning of year	135,222	13,181	22,036
Cash, cash equivalents and restricted cash at end of year	$97,253	$135,222	$13,181

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$312,848	$288,643	$211,549
Cash paid for income taxes	14,607	11,224	9,456
Operating cash paid used in the measurement of operating lease liabilities	89,980	—	—
Supplementary disclosure of noncash investing and financing activities:
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	(9,436)	—	—
Limited Partner common units converted to General Partner common units	190,514	62,004	10,009
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	197,665	189,508	149,548
Assumption of capital lease obligations upon acquisition	—	75,030	—
Non-cash derecognition of capital lease obligation	—	17,294	—

Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$74,903	$410,712	$366,105
Account receivables	76	—	—
Acquired above-market leases	—	—	21,043
Acquired in-place lease value, deferred leasing costs and intangibles	725	—	30,111
Acquired below-market leases	—	—	(1,495)
Cash paid for acquisition of real estate	$75,704	$410,712	$415,764

Allocation of purchase price to business combinations:
Cash and cash equivalents	$—	$116,000	$20,650
Land	—	—	312,579
Buildings and improvements	—	425,000	3,677,497
Accounts receivables and other assets	—	30,000	10,978
Acquired above-market leases	—	—	162,333
Tenant relationship and acquired in-place lease value	—	495,000	1,582,385
Goodwill	—	982,667	2,592,181
Revolving credit facility	—	—	(450,697)
Unsecured term loans	—	—	(250,000)
Unsecured notes	—	—	(886,831)
Secured debt	—	—	(105,000)
Accounts payable and other accrued liabilities	—	(90,000)	(248,259)
Acquired below-market leases	—	—	(185,543)
Other working capital, net	—	—	(22,640)
Redeemable noncontrolling interests -- operating partnership	—	—	(66,259)
Common units issued to general partner in connection with DFT merger	—	—	(5,247,558)
Common units issued to limited partners in connection with DFT merger	—	(253,837)	(676,566)
Noncontrolling interests in consolidated joint venture	—	(25,000)	—
Issuance of preferred units in connection with merger	—	—	(219,250)
Cash consideration	$—	$1,679,830	$—

Contribution of assets and liabilities to unconsolidated joint venture:
Investment in real estate	$571,648	$—	$119,106
Other assets	171,798	—	16,700
Other liabilities	(21,004)	—	(31,634)
Net carrying value of assets and liabilities contributed to joint ventures	$722,442	$—	$104,172

Recognition of retained investment in unconsolidated joint ventures	$196,547	$—	$55,746

Deconsolidation of Ascenty:
Investment in real estate	$(362,951)	$—	$—
Account receivables	(24,977)	—	—
Acquired in-place lease value, deferred leasing costs and intangibles	(480,128)	—	—
Goodwill	(967,189)	—	—
Other assets	(31,099)	—	—
Secured debt	571,873	—	—
Accounts payable and other accrued liabilities	72,449	—	—
Accumulated other comprehensive loss	(21,687)	—	—
Deconsolidation of Ascenty cash	(97,081)	—	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$(1,340,790)	$—	$—

Recognition of retained investment in unconsolidated Ascenty joint venture	$727,439	$—	$—

Deconsolidation of consolidated joint venture:
Investment in real estate	$(199,063)	$—	$—
Account receivables	(14,545)	—	—
Acquired in-place lease value, deferred leasing costs and intangibles	(23)	—	—
Other assets	(13)	—	—
Accounts payable and other accrued liabilities	1,316	—	—
Deconsolidation of cash and cash equivalents	(7,844)	—	—
Net carrying value of assets and liabilities contributed to unconsolidated joint venture	$(220,172)	$—	$—

Recognition of retained investment in unconsolidated joint venture	$110,086	$—	—
Derecognition of noncontrolling interest in joint venture	$110,086	$—	—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

December 31, 2019 and 2018

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of December 31, 2019 and 2018 is as follows:

	Data Centers
	As of December 31, 2019				As of December 31, 2018
			Unconsolidated				Unconsolidated
Region	Operating	Held for Sale (1)	Joint Ventures	Total	Operating	Held for Sale	Joint Ventures	Total
United States	119	11	17	147	131	—	14	145
Europe	41	—	—	41	38	—	—	38
Latin America	—	—	19	19	16	—	—	16
Asia	5	—	5	10	3	—	4	7
Australia	5	—	—	5	5	—	—	5
Canada	2	1	—	3	3	—	—	3
Total	172	12	41	225	196	—	18	214

(1)	Includes 10 Powered Base Building® properties, which comprise 12 data centers, that are held for sale to a third party as of December 31, 2019 (see note 5).

On December 20, 2018, the Operating Partnership and Stellar Participações S.A. (formerly Stellar Participações Ltda.), a Brazilian subsidiary of the Operating Partnership, completed the acquisition of Ascenty, a leading data center provider in Brazil, for cash and equity consideration of approximately $2.0 billion, including cash purchased. We refer to this transaction as the Ascenty Acquisition. In March 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally. Brookfield invested approximately $702 million in exchange for 49% of the total equity interests in the joint venture which owns and operates Ascenty. A subsidiary of the Operating Partnership retained the remaining equity interest in the Ascenty joint venture. The power to control the Ascenty joint venture is shared equally between the Operating Partnership and Brookfield and as a result of losing control, the Operating Partnership deconsolidated Ascenty on March 29, 2019. See note 6 for additional information.

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

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2019, Digital Realty

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Trust, Inc. owns a 95.9% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2018, Digital Realty Trust, Inc. owned a 95.1% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

The notes to the consolidated financial statements of Digital Realty Trust, Inc. and the Operating Partnership have been combined to provide the following benefits:

●	enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
●	eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
●	creating time and cost efficiencies through the preparation of one set of notes instead of two separate sets of notes.

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

December 31, 2019 and 2018

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

●	consolidated face financial statements; and
●	the following notes to the consolidated financial statements:
●	"Debt of the Company" and "Debt of the Operating Partnership";
●	"Income per Share" and "Income per Unit";
●	"Equity and Accumulated Other Comprehensive Loss, Net of the Company" and Capital and Accumulated Other Comprehensive Loss of the Operating Partnership"; and
●	"Quarterly Financial Information".

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

(b) Cash Equivalents

For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90  days or less to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents consist of investments in money market instruments.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

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

(d) Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments in the balance sheet at our cost or proportionate share of fair value. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and other comprehensive income or loss, distributions received, contributions made and certain other adjustments, as appropriate. We do not record losses of the joint ventures in excess of our investment balances unless we are liable for the obligations of the joint venture or are otherwise committed to provide financial support to the joint venture. Likewise, and as long as we have no explicit or implicit obligations to the joint venture, we will suspend equity method accounting to the extent that cash distributions exceed our investment balances until those unrecorded earnings exceed the excess distributions previously recognized in income. In this case, we will apply cost accounting concepts which tie income recognition to the receipt of cash.  Cost basis accounting concepts will apply until earnings exceed the excess distributions previously recognized in income.

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. In the event the underlying asset is goodwill, the difference is not amortized. The amortization of this difference was immaterial for each of the years ended December 31, 2019, 2018 and 2017.

(e) Impairment of Long-Lived and Finite-Lived Intangible Assets

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the property’s or asset group’s use and eventual disposition and compare that estimate to the carrying value of the property or the asset group. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a property or asset group, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or fair value of the properties within the asset group. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property or asset group is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.

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

If all the above criteria are met, the Company classifies the property as held for sale or contribution. Assets classified as held for sale are expected to be sold to a third party and assets classified as held for contribution are expected to be contributed to an unconsolidated joint venture or to a third party within twelve months. At such time, the respective assets and liabilities are presented separately in the consolidated balance sheets and depreciation is no longer recognized. Assets held for sale or contribution are reported at the lower of their carrying amount or their estimated fair value less the costs to sell or contribute. Only those assets held for sale or contribution that constitute a strategic shift that has or will have a major effect on our operations are classified as discontinued operations.  To date we have had no property dispositions or assets classified as held for sale or contribution that would meet the definition of discontinued operations.

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in a business combination. Goodwill is not amortized.  We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In our impairment tests of goodwill, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, we determine that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets including goodwill to the fair value of the reporting unit. We estimate the fair value of the reporting unit using a technique based on a performance measure or measures consistent with the objective of measuring fair value, which may include quoted market prices, multiples of earnings or discounted cash flows. If the fair value is determined to be less than the book value of the net assets, including goodwill, a second step is performed to compute the amount of impairment as the difference between the implied fair value of goodwill and its carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized. We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign currency exchange rates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

The following is a summary of goodwill activity for the years ended December 31, 2019 and 2018 (in thousands):

	Balance as of				Impact of Change	Balance as of
	December 31,	Merger /		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2018	Acquisition	Deconsolidation	Adjustments (1)	Exchange Rates	2019

Telx Acquisition	$330,845	$—	$—	$—	$—	$330,845
European Portfolio Acquisition	442,349	—	—	(9,436)	7,166	440,079
DFT Merger	2,592,146	—	—	—	—	2,592,146
Ascenty Acquisition	982,667	—	(967,189)	—	(15,478)	—
Total	$4,348,007	$—	$(967,189)	$(9,436)	$(8,312)	$3,363,070

	Balance as of				Impact of Change	Balance as of
	December 31,	Merger /		Goodwill	in Foreign	December 31,
	2017	Acquisition	Deconsolidation	Adjustments	Exchange Rates	2018

Telx Acquisition	$330,845	$—	$—	$—	$—	$330,845
European Portfolio Acquisition	466,604	—	—	—	(24,255)	442,349
DFT Merger	2,592,146	—	—	—	—	2,592,146
Ascenty Acquisition	—	982,667	—	—	—	982,667
Total	$3,389,595	$982,667	$—	$—	$(24,255)	$4,348,007

(1)	As a result of a subsequent reduction to an acquired deferred tax liability that would not have impacted consideration paid, goodwill was adjusted.

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

December 31, 2019 and 2018

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

During the years ended December 31, 2019, 2018 and 2017, we capitalized interest of approximately $40.2 million, $34.7 million and $21.7 million, respectively. During the years ended December 31, 2019, 2018 and 2017, we capitalized amounts relating to compensation expense and other overhead expense of employees direct and incremental to construction activities of approximately $50.3 million, $42.0 million and $38.0 million, respectively.

(i) Deferred Leasing Costs

Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. During the years ended December 31, 2019, 2018 and 2017, we capitalized amounts relating to fixed compensation expense and other overhead expense of employees direct and incremental to successful leasing activities of approximately $0.0 million, $37.0 million and $43.4 million, respectively. During the years ended December 31, 2019, 2018 and 2017, we capitalized amounts relating to variable compensation of employees direct and incremental to successful leasing activities of approximately $30.8 million, $27.2 million and $10.6 million, respectively. Deferred leasing costs is included in acquired in-place lease value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $291.8 million and $322.2 million, net of accumulated amortization, as of December 31, 2019 and 2018, respectively. Amortization expense on leasing costs was approximately $75.3 million, $72.9 million, and $50.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

December 31, 2019 and 2018

(m) Offering Costs

Underwriting commissions and other offering costs are reflected as a reduction in additional paid-in capital, or in the case of preferred stock, as a reduction of the carrying value of preferred stock.

(n) Share-Based Compensation

The Company measures all share-based compensation awards at fair value on the date they are granted to employees and directors, and recognizes compensation cost, net of forfeitures, over the requisite service period for awards with only a service condition. The estimated fair value of the long-term incentive units and Class D units (discussed in Note 15) granted by us is being amortized on a straight-line basis over the expected service period.

The fair value of share-based compensation awards that contain a market condition is measured using a Monte Carlo simulation method and is not adjusted based on actual achievement of the market condition.

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

See Note 16 for further discussion on derivative instruments.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(p) Income Taxes

Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (a “REIT”) for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay U.S. federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax for taxable years prior to 2018) on its taxable income.

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s taxable REIT subsidiaries are subject to federal, state, local and foreign income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes for U.S. federal (for its taxable REIT subsidiaries), state, local and foreign jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2019 and 2018, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2019, 2018 and 2017, we had no such interest or penalties. The tax year 2016 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

See Note 12 for further discussion on income taxes.

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

(s) Lease Accounting

Transition

On January 1, 2019, we adopted ASU No. 2016-02 “Leases” and the several additional ASU’s intended to clarify certain aspects of ASU 2016-02 and to provide certain practical expedients entities can elect upon adoption (collectively “Topic 842”). Topic 842 sets out the principles for the recognition, measurement, presentation, and disclosure of leases

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

for both parties to a lease agreement (i.e., lessees and lessors). Upon adoption of the new lease accounting standard, we elected the following practical expedients and accounting policies provided by this lease standard:

●	Package (“all or nothing” expedients) - requires us not to reevaluate our existing or expired leases as of January 1, 2019, under Topic 842;
●	Optional transition method - requires us to apply Topic 842 prospectively from the effective date of adoption (i.e., January 1, 2019);
●	Land easements - requires us to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019;
●	Lease and non-lease components (lessee) - requires us to account for lease and non-lease components associated with that lease under Topic 842 as a single lease component, for all classes of underlying assets;
●	Lease and non-lease components (lessor) - requires us to account for lease and non-lease components associated with that lease under Topic 842 as a single lease component, if certain criteria are met, for all classes of underlying assets; and
●	Short-term leases practical expedient (lessee) - for leases with a term of 12 months or less in which we are the lessee, this expedient requires us not to record on our balance sheets the related lease liabilities and right-of-use assets.

Our election of the package of practical expedients and the optional transition method allowed us not to reassess:

●	Whether any expired or existing contracts as of January 1, 2019 are or contain leases as defined in Topic 842;
●	The lease classification for any expired or existing leases as of January 1, 2019; and
●	Treatment of initial direct costs relating to any existing leases as of January 1, 2019.

We applied the package of practical expedients consistently to all leases (i.e., in which we are the lessee or the lessor) that commenced before January 1, 2019. The election of this package permits us to “run off” our leases that commenced before January 1, 2019, for the remainder of their lease terms and to apply the new lease accounting standard to leases commencing or modified after January 1, 2019.

For our leases that commenced prior to January 1, 2019, under the package of practical expedients and optional transition method, we are not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with such leases qualify for capitalization under the new lease accounting standard. Therefore, we continue to amortize these initial direct leasing costs over their respective lease terms.

In addition, we applied the modified retrospective transition method to build-to-suit leases for which assets and liabilities have been recognized solely as a result of the transactions’ build-to-suit designation in accordance with Topic 840. Therefore, we derecognized those assets and liabilities at the effective date of adoption for build-to-suit leases where construction had completed, with the difference of approximately $6.3 million recorded as an increase to accumulated dividends in excess of earnings at the adoption date. We accounted for the leases therefrom, following lessee transition guidance. The remainder of our capital leases were classified as finance leases and there was no change in their carrying value or classification at the adoption date.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Under the package of practical expedients that we elected upon adoption of the new lease accounting standard, all of our operating leases existing as of January 1, 2019, in which we are the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease accounting standard. In accordance with the new lease accounting standard, we were required to record an operating lease liability in our consolidated balance sheet equal to the present value of remaining future rental payments in which we are the lessee existing as of January 1, 2019 and the related operating lease right-of-use asset. Consequently, on January 1, 2019, we recorded an operating lease liability aggregating $757.2 million , which included approximately $73.3 million reclassified out of the deferred rent liabilities balance in accordance with the new lease standard. We have also recorded a corresponding operating lease right-of-use asset of $683.9 million. The present value of the remaining lease payments was calculated for each operating lease existing as of January 1, 2019, in which we were the lessee by using each respective remaining lease term and a corresponding estimated incremental borrowing rate. The incremental borrowing rate is the interest rate that we estimated we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Subsequent application of the new lease accounting guidance

Definition of a lease

Effective January 1, 2019, when we enter into a contract or amend an existing contract, we evaluate whether the contract meets the definition of a lease. To meet the definition of a lease, the contract must meet all three criteria:

(i)	One party (lessor) must hold an identified asset;
(ii)	The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and
(iii)	The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.

Lease classification

The new lease accounting standard also sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine whether a lease should be accounted for as a finance/sales-type lease include any of the following:

(i)	Ownership is transferred from lessor to lessee by the end of the lease term;
(ii)	An option to purchase is reasonably certain to be exercised;
(iii)	The lease term is for the major part of the underlying asset’s remaining economic life;
(iv)	The present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset; or
(v)	The underlying asset is specialized and is expected to have no alternative use at the end of the lease term.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

If any of these criteria is met, a lease is classified as a finance lease by the lessee and as a sales-type lease by the lessor. If none of the criteria are met, a lease is classified as an operating lease by the lessee but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease is classified as an operating lease by the lessor. Therefore, under the new lease accounting standard, lessees apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors.

Lessor accounting

Costs to execute leases

The new lease accounting standard requires that lessors (and, if applicable, lessees) capitalize, as initial direct costs, only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Costs that we incur to negotiate or arrange a lease, regardless of its outcome, such as for fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Operating leases

We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met:

(i)	The timing and pattern of transfer of the lease component and the non-lease component(s) are the same; and

(ii)	The lease component would be classified as an operating lease if it were accounted for separately.

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases, and contingent rental payments. Non-lease components consist primarily of tenant recoveries representing reimbursements of rental operating expenses under our triple net lease structure, including recoveries for utilities, repairs and maintenance, and common area expenses. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, tenant recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in their income statements.

On January 1, 2019, we adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under rental and other services in our consolidated income statement for the year ended December 31, 2019. Rental recoveries are classified as tenant reimbursement revenue in the accompanying consolidated income statements for the years ended December 31, 2018 and 2017 pursuant to Topic 840. Tenant recoveries are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

If the lease component is the predominant component, we account for all revenues under such lease as a single component in accordance with the new lease accounting standard. Conversely, if the non-lease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the new lease accounting standard and classify these revenues as rental and other services in our consolidated income statements.

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of December 31, 2019 and 2018, the balance of rent receivable, net of allowance, was $171.9 million and $185.7 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

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

We make subjective estimates as to the probability of collection of substantially all lease payments over the term of a lease. We specifically analyze customer creditworthiness, accounts receivable and historical bad debts and current economic trends when evaluating the probability of collection. If collection of substantially all lease payments over the term of a lease is deemed not probable, rental revenue would be recognized when payment is received and revenue would not be recognized on a straight-line basis. We monitor the probability of collection over the lease term and in the event the collection of substantially all lease payments is no longer probable, we cease recognizing revenue on a straight-line basis and write-off the balance of all deferred rent related to the lease and commence recording rental revenue on a cash-basis. In addition, we record a full valuation allowance on the balance of any rent receivable, less the balance of any security deposits or letters of account. In the event that we subsequently determine the collection is probable, we resume recognizing rental revenue on a straight-line basis and record the incremental revenue such that the cumulative rental revenue is equal to the amount of revenue that would have been recorded on a straight-line basis since the inception of the lease. We also would reverse the allowance for bad debt recorded on the balance of accounts receivable.

(t) Revenue Recognition

We adopted Topic 606 in the first quarter of 2018 using the modified retrospective transition method and applied Topic 606 to those contracts that were not completed as of January 1, 2018. The results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and continued to be presented under Topic 605. Our financial statements did not recognize a material effect from the cumulative impact of adopting Topic 606. The majority of our revenue is derived from lease arrangements, which we account for in accordance with “Leases (Topic 840)” prior to 2019 and pursuant to Topic 842 commencing on January 1, 2019. We accounted for the non-lease components within our lease arrangements (prior to the adoption of Topic 842), as well as other sources of revenue, in accordance with Topic 606. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

component and are recorded within rental revenue. Revenue recognized as a result of applying Topic 842 for 2019 and Topic 840 (prior to 2019) was 97% and Topic 606 was approximately 3% of total operating revenue for the years ended December 31, 2019 and 2018.

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

Service revenues are typically recognized on an equal monthly basis based on the minimum fee to be earned. The monthly amounts could be adjusted depending on whether certain performance milestones are met.

Fee income arises primarily from contractual management agreements with entities in which we have a noncontrolling interest. The management fees are recognized as earned under the respective agreements. Management and other fee income related to partially owned noncontrolled entities are recognized to the extent attributable to the unaffiliated interest.

(u) Asset Retirement Obligations

We record accruals for estimated asset retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated costs associated with asbestos removal at the end of the economic life of properties that were built before 1984 along with remediation of soil contamination issues. As of December 31, 2019 and 2018, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $16.8 million and $17.5 million, respectively.

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

December 31, 2019 and 2018

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

(x) Gains on Disposition of Properties

As of January 1, 2018, we began accounting for the sale or contribution of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. All properties were non-financial real estate assets and thus not businesses which were sold to noncustomers with no performance obligations subsequent to transfer of ownership. Prior to the adoption of Subtopic 610-20, we accounted for gains on sales of properties under 360-20, Property, Plant and Equipment — Real Estate Sales. Gains on sale of properties are recognized using the full accrual or partial sale methods, as applicable, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.

(y) Gain on Deconsolidation

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

(z) Management’s Estimates

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

December 31, 2019 and 2018

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

(aa) Segment and Geographic Information

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

Operating revenues from properties in the United States were $2.6 billion, $2.5 billion and $1.9 billion and outside the United States were $627.4 million, $564.4 million and $515.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. We had investments in real estate located in the United States of $10.6 billion, $11.1 billion and $10.5 billion and outside the United States of $3.7 billion, $3.8 billion and $3.1 billion as of December 31, 2019, 2018 and 2017, respectively.

Operating revenues from properties located in the United Kingdom were $288.2 million, $295.3 million and $275.1 million, or 9.0%, 9.7% and 11.2% of total operating revenues, for the years ended December 31, 2019, 2018 and 2017, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.7 billion, $1.6 billion and $1.7 billion, or 12.0%, 10.9% and 12.1% of total investments in real estate, as of December 31, 2019, 2018 and 2017, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2019, 2018 and 2017.

(bb) New Accounting Pronouncements

New Accounting Standards Issued but not yet Adopted

In January 2017, the FASB issued guidance codified in ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU No. 2017-04 simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for us as of January 1, 2020, with early adoption permitted. We do not expect the provisions of ASU No. 2017-04 to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU No. 2018-13 will be effective for us as of January 1, 2020, and earlier adoption is permitted. We are currently reviewing the impact this ASU will have on our consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the accounting for credit losses for certain financial instruments. ASU 2016-13 introduced the “current expected credit losses” (CECL) model, which requires

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

companies to estimate credit losses immediately upon exposure. The guidance applies to financial assets measured at amortized cost including financing receivables (loans) and trade receivables.  On November 26, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that operating lease receivables are outside the scope of ASC Topic 326 and instead should be accounted for under ASC 842. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

(cc) Reclassification

We have reclassified certain items in the December 31, 2018 consolidated balance sheet to conform to the current presentation as follows (in thousands):

	As Previously		As
	Reported	Adjustments	Revised
Land	$1,509,764	$(650,651)	$859,113
Building and improvements	16,745,210	(1,134,218)	15,610,992
Construction in progress and space held for development	—	1,621,928	1,621,928
Land held for future development	—	162,941	162,941

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

3. Business Combinations and Deconsolidation

Ascenty Acquisition

We completed the Ascenty Acquisition on December 20, 2018 for total cash and equity consideration of approximately $2.0 billion, including approximately $116.0 million of assumed cash and cash equivalents. As of December 31, 2018, the estimated fair values of acquired assets and assumed liabilities were provisional estimates, but were based on the best information available.

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

The transaction was initially funded with $600.0 million of proceeds from a non-recourse, five-year secured term loan; the issuance of approximately $254 million of Operating Partnership common units in exchange for the substantial majority of the Ascenty management’s equity interests; and approximately $1.0 billion of unsecured corporate borrowings.

Ascenty Deconsolidation

On March 29, 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management. Brookfield invested approximately $702 million in exchange for approximately 49% of the total equity interests and a subsidiary of the Operating Partnership retained the remaining 51% equity interests (including an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture) in the joint venture which owns and operates Ascenty. The governing documents related to the Ascenty joint venture provide Brookfield and the Company share power to direct the activities of the Ascenty joint venture that most significantly impact the Ascenty joint venture's economic performance. As a result of the formation of the joint venture, the Company determined that the joint venture is a variable interest entity (VIE) since the Ascenty joint venture's equity investment at risk is not sufficient to finance the Ascenty joint venture's ongoing data center development activities without additional subordinated financial support. The Company concluded that it is not the primary beneficiary because power is shared and it does not have substantive kick-out rights to obtain control and

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

deconsolidated Ascenty. We recognized a gain of approximately $67.5 million (net of the accumulated foreign currency translation loss related to Ascenty) on the deconsolidation and subsequent recognition of our subsidiary's 51% equity investment in the Ascenty joint venture at its estimated fair value of $727 million on March 29, 2019. The fair value of the Company’s retained equity investment is based on Level 2 measurements within the fair value hierarchy based on the cash price paid by Brookfield for their 49% interest. The gain was calculated based on the: (i) the sum of the cash proceeds of $702 million received from Brookfield for its 49% interest and the estimated fair value of $727 million for our 51% retained interest less (ii) the carrying value of the Ascenty assets and liabilities deconsolidated as of March 29, 2019. The gain related to the remeasurement of the Company's retained equity interests to fair value was approximately $43.7 million. The reported gain of $67.5 million was net of a foreign currency translation loss of approximately $21.7 million previously included in accumulated other comprehensive loss, net, which accumulated during the period the Company consolidated Ascenty and translated the Brazilian Real, Ascenty's functional currency, into the Company's functional currency. The Company has no other subsidiaries or businesses with the Brazilian Real as its functional currency and, therefore, the deconsolidation of Ascenty resulted in the reclassification out of accumulated other comprehensive loss into a component of income from continuing operations in the 2019 consolidated income statement. The Ascenty deconsolidation did not meet the criteria to be presented as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements Discontinued Operations, because the deconsolidation of Ascenty does not represent a strategic shift in and does not have a major effect on the Company's operations, as defined by ASC 205-20.

4. Leases

Lessee accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2048. As of December 31, 2019 and 2018, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2019, the termination dates of these ground leases range from 2024 to 2981. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2027.

The leases may contain renewal and/or early termination options that are not reasonably certain of exercise as of December 31, 2019. Also, the leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows (in thousands):

	Balance Sheet	Balance as of
	Classification	December 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets, net (1)	$628,681
Finance lease assets	Buildings and improvements, net (2)	131,072
Total leased assets		$759,753

Liabilities:
Operating lease liabilities	Operating lease liabilities	$693,539
Finance lease liabilities	Accounts payable and other accrued liabilities	178,086
Total lease liabilities		$871,625

_________________________

(1) Net of accumulated depreciation and amortization of $51.7 million as of December 31, 2019.

(2) Net of accumulated depreciation and amortization of $4.9 million as of December 31, 2019.

The components of lease expense for the year ended December 31, 2019 were as follows (in thousands):

		Year Ended
Lease cost	Income Statement Classification	December 31, 2019

Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$5,074
Interest on lease liabilities	Interest expense	6,044
Operating lease cost	Rental property operating and maintenance / General and administrative	90,980
Total lease cost		$102,098

As of December 31, 2019, the weighted average remaining lease term for our operating leases and finance leases was 12 years and 24 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.1% for operating leases and 3.5% for finance leases at December 31, 2019. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

The minimum commitment under operating leases, excluding fully prepaid ground leases, as of December 31, 2018 was as follows (in thousands):

2019	$84,712
2020	87,396
2021	86,212
2022	81,976
2023	80,707
Thereafter	539,047
Total	$960,050

Future minimum lease payments and their present value for property under capital lease obligations as of December 31, 2018, are as follows (in thousands):

2019	$11,657
2020	13,108
2021	13,207
2022	13,706
2023	14,219
Thereafter	285,774
351,671
Less amount representing interest	(137,827)
Present value	$213,844

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

	Operating	Finance
	lease liabilities	lease liabilities
2020	$85,277	$8,881
2021	84,796	8,927
2022	81,021	9,399
2023	79,751	9,865
2024	73,612	9,914
Thereafter	478,241	226,261
Total undiscounted future cash flows	882,698	273,247
Less: Imputed interest	(189,159)	(95,161)
Present value of undiscounted future cash flows	$693,539	$178,086

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Lessor accounting

The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized development properties and leases of land subject to ground leases at December 31, 2019 (in thousands):

Operating leases
2020	$2,810,508
2021	1,947,216
2022	1,552,045
2023	1,333,620
2024	1,089,305
Thereafter	4,091,199
Total	$12,823,893

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

5. Investments in Real Estate

A summary of our investments in properties as of December 31, 2019 and 2018 is as follows:

	As of December 31, 2019
	(in thousands)
					Accumulated
		Acquired			Depreciation	Net Investments		Land Held	Net
		Ground	Buildings and	Tenant	and	in Operating	Construction in	For Future	Investment
Property Type	Land	Lease	Improvements	Improvements	Amortization	Properties	Progress	Development	in Properties
Internet Gateway Data Centers	$99,653	$—	$2,133,198	$126,264	$(995,202)	$1,363,913	$85,605	$—	$1,449,518
Data Centers (1)	659,184	10,725	13,046,742	494,052	(3,481,542)	10,729,161	1,543,534	147,597	12,420,292
Technology Manufacturing	11,959	—	1,603	76	(161)	13,477	10	—	13,487
Technology Office	27,807	—	29,071	—	(22,188)	34,690	59,229	—	93,919
Other	6,227	—	239,270	761	(37,076)	209,182	44,177	—	253,359
	$804,830	$10,725	$15,449,884	$621,153	$(4,536,169)	$12,350,423	$1,732,555	$147,597	$14,230,575

	As of December 31, 2018
	(in thousands)
					Accumulated
		Acquired			Depreciation	Net Investments		Land Held	Net
		Ground	Buildings and	Tenant	and	in Operating	Construction in	For Future	Investment
Property Type	Land	Lease	Improvements	Improvements	Amortization	Properties	Progress	Development	in Properties
Internet Gateway Data Centers	$99,313	$—	$2,036,041	$114,013	$(885,214)	$1,364,153	$42,615	$—	$1,406,768
Data Centers (1)	688,494	10,575	12,924,596	460,247	(3,004,365)	11,079,547	1,548,643	157,039	12,785,229
Technology Manufacturing	11,959	—	1,582	76	(100)	13,517	—	—	13,517
Technology Office	58,066	—	26,106	—	(20,015)	64,157	—	—	64,157
Other	1,281	—	622,667	—	(25,573)	598,375	30,670	5,902	634,947
	$859,113	$10,575	$15,610,992	$574,336	$(3,935,267)	$13,119,749	$1,621,928	$162,941	$14,904,618
(1)	Balances include vacant land to support ground-up development.

On September 16, 2019, we announced the proposed sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree Investments Pte Ltd (“Mapletree Investments”) and Mapletree Industrial Trust (“MIT” and together with Mapletree Investments, “Mapletree”), at a purchase consideration of approximately $557.0 million. As of December 31, 2019, these 12 data centers had an aggregate carrying value of $229.9 million within total assets and $2.7 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet. The 12 data centers are not representative of a significant component of our portfolio, nor does the potential sales represent a significant shift in our strategy. Subsequent to year-end, we closed on the sale of the 12 data centers in January 2020, for a gain of approximately $303.3 million. We will provide transitional property management services for one year from the closing date at a customary market rate.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Acquisitions

We acquired the following real estate during the years ended December 31, 2019 and 2018 (excluding business combinations already discussed in Note 3):

2019 Acquisitions

Amount
Property Type	(in millions) (2)
Land parcels (1)	$47.7
Technology office (3)	28.0
$75.7

2018 Acquisitions

Amount
Property Type	(in millions)(2)
Land Parcels (1)	$296.1
Data Centers	114.6
$410.7
(1)	Represents currently vacant land which is not included in our operating property count.
(2)	Purchase price in U.S. dollars and excludes capitalized closing costs.
(3)	Property to be redeveloped.

The table below reflects the purchase price allocation for the above properties acquired in 2019 and 2018 (in thousands):

				Above-		Below-	Acquisition
		Buildings and	Tenant	Market	In-Place	Market	Date Fair
Property Type	Land	Improvements	Improvements	Leases	Leases	Leases	Value
2019
Land Parcels	$47,712	$—	$—	$—	$—	$—	$47,712
Technology office	24,315	3,039	—	—	638	—	27,992
Total	$72,027	$3,039	$—	$—	$638	$—	$75,704

2018
Land Parcels	$296,071	$—	$—	$—	$—	$—	$296,071
Data Centers	60,633	54,008	—	—	—	—	114,641
Total	$356,704	$54,008	$—	$—	$—	$—	$410,712

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Dispositions

We sold the following real estate properties during the years ended December 31, 2019 and 2018:

2019 Dispositions

			Fair Value	Gain on contribution
Location / Portfolio	Metro Area	Date Sold	(in millions)	(in millions)
Mapletree portfolio (1)	Northern Virginia	Nov 1, 2019	$996.6	$266.0

(1)	Consists of three data centers that were contributed to a joint venture (see note 6).

2018 Dispositions

			Gross Proceeds	Gain on Sale
Location	Metro Area	Date Sold	(in millions)	(in millions)
200 Quannapowitt Parkway	Boston	Jan 25, 2018	$15.0	$(0.4)
34551 Ardenwood Boulevard	Silicon Valley	Feb 9, 2018	73.3	25.3
3065 Gold Camp Drive	Sacramento	Mar 14, 2018	14.2	5.4
11085 Sun Center Drive	Sacramento	Mar 14, 2018	36.8	9.1
Austin Portfolio	Austin	Apr 19, 2018	47.6	12.0
2010 East Centennial Circle	Phoenix	May 22, 2018	5.5	(0.5)
1125 Energy Park Drive	Minneapolis	May 31, 2018	7.0	2.8
360 Spear Street	San Francisco	Sep 21, 2018	92.3	26.7
			$291.7	$80.4

6. Investments in Unconsolidated Joint Ventures

As of December 31, 2019 and 2018, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our consolidated balance sheets consist of the following (in thousands):

	Year Joint	# of	Metropolitan			Balance as of	Balance as of
Joint Venture	Venture Formed	Data Centers	Area	% Ownership		December 31, 2019	December 31, 2018

Ascenty (1)(3)	2019	19	Brazil / Chile	51	% (2)	$774,853	$—
Mapletree	2019	3	Northern Virginia	20%		208,354	—
Mitsubishi	2017	4	Osaka / Tokyo	50%		200,652	66,835
CenturyLink	2012	1	Hong Kong	50%		88,647	96,094
Other	Various	14	U.S.	Various		14,603	12,179
Total		41				$1,287,109	$175,108

(1) Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.

(2) Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture, which has a carrying value of approximately $25.0 million and is classified with redeemable noncontrolling interests in our consolidated balance sheet.

(3) See note 3 for additional information on the Ascenty joint venture.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Mapletree Joint Venture

On November 1, 2019, we formed a joint venture with Mapletree. We contributed three Turn-Key Flex® data centers, valued at approximately $1.0 billion, to the new joint venture in exchange for a 20% interest in the joint venture and approximately $0.8 billion of cash, net of closing costs. An entity jointly owned by Mapletree Investments and MIT contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee based on market rates. Although we are the managing member of the joint venture and manage the day-to-day activities, the joint venture is governed by a board of directors, in which power to make decisions that most significantly impact the investment returns to the members of the joint venture, including approval of annual budgets, is shared equally between Mapletree and us. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint venture under the equity method of accounting.

As a result of the transaction, we received approximately $0.8 billion of cash, net of closing costs, from Mapletree’s equity contribution and a 20% equity interest in the joint venture with an estimated fair value of $193.2 million, less our share of closing costs. We recognized a gain of approximately $266.2 million, which represented the excess of the fair value received less the carrying value of the assets and liabilities contributed to the joint venture, of which, $53.2 million of the gain was related to the remeasurement of the Company's retained equity interest to fair value. The fair value of the Company’s retained equity interest is based on Level 2 measurements within the fair value hierarchy based on the cash price paid by Mapletree for their 80% interest.

The following tables present summarized financial information for our unconsolidated joint ventures for the years ended December 31, 2019, 2018, and 2017 (in thousands):

								Property	Net	Net
	%	Net Investment	Total	Mortgage	Total	Equity /		Operating	Operating	Income
2019	Ownership	in Properties	Assets	Loans	Liabilities	(Deficit)	Revenues	Expense	Income	(Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$30,748	$47,485	$134,583	$140,354	$(92,869)	$56,266	$(19,254)	$37,012	$27,422
2020 Fifth Avenue	50.00%	43,918	54,325	48,000	48,703	5,622	9,868	(2,544)	7,324	4,649
CenturyLink	50.00%	148,941	187,241	—	9,947	177,294	24,680	(9,251)	15,429	6,712
Mitsubishi	50.00%	554,828	753,743	231,046	303,130	450,613	84,344	(39,300)	45,044	18,751
Ascenty	51.00%	548,114	2,178,663	629,500	764,603	1,414,060	112,052	(40,250)	71,802	(54,606)
Mapletree	20.00%	765,443	1,042,661	—	23,796	1,018,865	17,852	(6,774)	11,078	(1,872)
PREI ®	20.00%	365,993	421,635	210,915	281,344	140,291	42,157	(9,918)	32,239	9,968
GCEAR	20.00%	109,803	127,444	101,902	104,363	23,081	21,120	(9,073)	12,047	(2,636)
Other	7%-17%	59,901	64,553	4,438	4,706	59,847	11,261	(6,779)	4,482	(31)
Total Unconsolidated Joint Ventures		$2,627,689	$4,877,750	$1,360,384	$1,680,946	$3,196,804	$379,600	$(143,143)	$236,457	$8,357
Our investment in and share of equity in earnings of unconsolidated joint ventures						$1,287,109				$8,067

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

								Property	Net	Net
	%	Net Investment	Total	Mortgage	Total	Equity /		Operating	Operating	Income
2018	Ownership	in Properties	Assets	Loans	Liabilities	(Deficit)	Revenues	Expense	Income	(Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$32,786	$49,278	$134,527	$139,569	$(90,291)	$52,806	$(17,264)	$35,542	$25,612
2020 Fifth Avenue	50.00%	44,644	54,855	48,000	48,333	6,522	9,417	(2,156)	7,261	4,689
CenturyLink	50.00%	151,256	201,527	—	9,337	192,190	21,394	(7,164)	14,230	6,958
Mitsubishi	50.00%	332,373	469,159	228,075	285,424	183,735	59,300	(26,360)	32,940	15,884
PREI ®	20.00%	375,016	433,024	210,626	283,899	149,125	42,058	(8,457)	33,601	(4,159)
GCEAR	20.00%	111,909	139,268	101,885	104,268	35,000	20,457	(8,546)	11,911	(2,177)
Other	17.00%	22,677	24,320	5,225	5,327	18,993	9,383	(5,879)	3,504	415
Total Unconsolidated Joint Ventures		$1,070,661	$1,371,431	$728,338	$876,157	$495,274	$214,815	$(75,826)	$138,989	$47,222
Our investment in and share of equity in earnings of unconsolidated joint ventures						$175,108				$32,979

								Property	Net	Net
	%	Net Investment	Total	Mortgage	Total	Equity /		Operating	Operating	Income
2017	Ownership	in Properties	Assets	Loans	Liabilities	(Deficit)	Revenues	Expense	Income	(Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$26,933	$50,481	$134,472	$138,564	$(88,083)	$49,369	$(16,719)	$32,650	$20,833
2020 Fifth Avenue	50.00%	45,309	54,594	47,000	47,249	7,345	9,088	(1,820)	7,268	4,881
CenturyLink	50.00%	133,435	192,071	—	5,598	186,473	19,235	(6,504)	12,731	5,467
Mitsubishi	50.00%	325,977	452,063	221,851	288,962	163,101	7,927	(4,218)	3,709	1,108
PREI ®	20.00%	399,967	456,912	207,687	285,050	171,862	41,464	(7,978)	33,486	13,889
GCEAR	20.00%	114,376	151,191	101,680	104,220	46,971	18,924	(7,362)	11,562	(1,962)
Other	17.00%	15,953	17,694	—	236	17,458	5,958	(4,629)	1,329	(272)
Total Unconsolidated Joint Ventures		$1,061,950	$1,375,006	$712,690	$869,879	$505,127	$151,965	$(49,230)	$102,735	$43,944
Our investment in and share of equity in earnings of unconsolidated joint ventures						$163,477				$25,516

The amounts reflected in the tables above, except for our investment in and share of equity in earnings of unconsolidated joint ventures, are based on the historical financial information of the individual joint ventures. The debt of our unconsolidated joint ventures generally is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

7. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and tenant relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2019 and 2018.

	Balance as of
(Amounts in thousands)	December 31, 2019	December 31, 2018
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$1,357,190	$1,569,401
Accumulated amortization	(899,071)	(795,033)
Net	$458,119	$774,368
Tenant relationship value:
Gross amount	$1,845,949	$2,339,606
Accumulated amortization	(400,570)	(291,818)
Net	$1,445,379	$2,047,788
Acquired above-market leases:
Gross amount	$279,048	$277,796
Accumulated amortization	(204,233)	(158,037)
Net	$74,815	$119,759
Acquired below-market leases:
Gross amount	$396,509	$442,535
Accumulated amortization	(247,735)	(242,422)
Net	$148,774	$200,113

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in a decrease in rental revenues of $(17.1) million, $(27.3) million and $(2.2) million for the years ended December 31, 2019, 2018 and 2017, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases was 8.0 years and 2.5 years, respectively, as of December 31, 2019. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$(10,648)
2021	(3,501)
2022	4,735
2023	9,500
2024	10,149
Thereafter	63,724
Total	$73,959

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $143.0 million, $211.0 million and $101.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The expected average amortization period for acquired in-place lease value was 5.8 years as of December 31, 2019. The weighted average remaining contractual life for acquired leases excluding renewals or extensions was 5.5 years as of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

December 31, 2019. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$98,875
2021	78,329
2022	58,621
2023	47,449
2024	40,217
Thereafter	134,628
Total	$458,119

Amortization of tenant relationship value (a component of depreciation and amortization expense) was approximately $128.4 million, $123.5 million and $85.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the weighted average remaining contractual life for tenant relationship value was 13.0 years. Estimated annual amortization of tenant relationship value for each of the five succeeding years and thereafter, commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$116,673
2021	116,673
2022	116,673
2023	116,673
2024	116,673
Thereafter	862,014
Total	$1,445,379

8. Debt of the Company

In this Note 8, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes), 4.450% notes due 2028 (2028 Notes) and 3.600% notes due 2029 (3.600% 2029 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (2029 Notes) and 3.750% notes due 2030 (2030 Notes) and the obligations of Digital Euro Finco, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes), 2.500% notes due 2026 (2026 Notes) and 1.125% notes due 2028 (1.125% 2028 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facilities and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

9. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2019 and 2018 is as follows (in thousands):

	Interest Rate at				Principal		Principal
	December 31,				Outstanding at		Outstanding at
Indebtedness	2019		Maturity Date		December 31, 2019		December 31, 2018
Global revolving credit facilities	Various	(1)	Jan 24, 2023	(1)	$245,766	(2)	$1,663,156	(2)
Deferred financing costs, net					(11,661)		(15,421)
Global revolving credit facilities, net					234,105		1,647,735
Unsecured Term Loans
2019 Term Loan	Base Rate + 1.000%		Jan 19, 2019		—		375,000
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023		513,205	(5)	508,120	(5)
Deferred financing costs, net					(2,986)		(4,216)
Unsecured term loans, net					810,219		1,178,904
Unsecured senior notes:
Floating rate notes due 2019	EURIBOR + 0.500%		May 22, 2019		—	(11)	143,338	(6)
5.875% notes due 2020	5.875%		Feb 1, 2020		—	(8)	500,000
3.400% notes due 2020	3.400%		Oct 1, 2020		—	(12)	500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		—	(12)	400,000
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		397,710	(7)	382,620	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		672,780	(6)	688,020	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		331,425	(7)	318,850	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		530,280	(7)	510,160	(7)
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,205,398	(6)	—
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
1.125% notes due 2028	1.125%		Apr 9, 2028		560,650	(6)	—
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.600% notes due 2029	3.600%		Jul 1, 2029		900,000		—
3.300% notes due 2029	3.300%		Jul 19, 2029		463,995	(7)	446,390	(7)
3.750% notes due 2030	3.750%		Oct 17, 2030		729,135	(7)(9)	510,160	(7)
Unamortized discounts, net of premiums					(16,145)		(19,859)
Total senior notes, net of discount					9,025,228		7,629,679
Deferred financing costs, net					(52,038)		(40,553)
Total unsecured senior notes, net of discount and deferred financing costs					8,973,190		7,589,126

Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020		$1,089		$1,776
Secured note due March 2023	LIBOR + 1.000	% (4)	Mar 1, 2023		104,000		104,000
Secured note due December 2023	Base Rate + 4.250%		Dec 20, 2023		—	(10)	600,000
Unamortized net premiums					54		148
Total secured debt, including premiums					105,143		705,924
Deferred financing costs, net					(209)		(20,210)
Total secured debt, including premiums and net of deferred financing costs					104,934		685,714
Total indebtedness					$10,122,448		$11,101,479
(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 90 basis points, which is based on the current credit ratings of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit ratings of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit ratings of our long-term debt.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(2)	Balances as of December 31, 2019 and December 31, 2018 are as follows (balances, in thousands):

	Balance as of		Weighted-	Balance as of		Weighted-
	December 31,		average	December		average
Denomination of Draw	2019		interest rate	31, 2018		interest rate
Floating Rate Borrowing (a) (d)
U.S. dollar ($)	$—		—%	$890,000		3.37%
British pound sterling (£)	—		—%	8,290	(c)	1.61%
Euro (€)	44,852	(b)	0.90%	451,800	(c)	0.90%
Australian dollar (AUD)	1,264	(b)	1.74%	27,632	(c)	2.82%
Hong Kong dollar (HKD)	—		—%	8,797	(c)	3.14%
Japanese yen (JPY)	—		—%	4,105	(c)	0.90%
Singapore dollar (SGD)	53,199	(b)	2.46%	77,112	(c)	2.79%
Canadian dollar (CAD)	—		—%	60,856	(c)	3.16%
Total	$99,315		1.75%	$1,528,592		2.57%

Yen Revolving Credit Facility (a)	$146,451	(e)	0.50%	$134,564	(e)	0.50%

Total borrowings	$245,766		1.00%	$1,663,156		2.41%
(a)	The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index plus a margin of 90 basis points, which is based on the credit rating of our long-term debt. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit rating of our long-term debt.
(b)	Based on exchange rates of $1.12 to €1.00, $0.70 to 1.00 AUD and $0.74 to 1.00 SGD, respectively, as of December 31, 2019.
(c)	Based on exchange rates of $1.28 to £1.00, $1.15 to €1.00, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.
(d)	As of December 31, 2019, approximately $45.2 million of letters of credit were issued.
(e)	Based on exchange rates of $0.01 to 1.00 JPY for December 31, 2019 and 2018.
(3)	Interest rates are based on our current senior unsecured debt ratings and is currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan.
(4)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by a portion of U.S. dollar and Canadian dollar borrowings under the 2023 Term Loan and 2024 Term Loan, and the secured note due March 2023. See Note 16. "Derivative Instruments" for further information.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(5)	Balances as of December 31, 2019 and December 31, 2018 are as follows (balances, in thousands):

	Balance as of		Weighted-		Balance as of		Weighted-
	December 31,		average		December 31,		average
Denomination of Draw	2019		interest rate		2018		interest rate
U.S. dollar ($)	$300,000		2.74	% (b)	$300,000		3.46	% (d)
Singapore dollar (SGD)	147,931	(a)	2.68%		146,080	(c)	2.76%
Australian dollar (AUD)	203,820	(a)	1.85%		204,632	(c)	2.94%
Hong Kong dollar (HKD)	85,629	(a)	3.60%		85,188	(c)	3.32%
Canadian dollar (CAD)	75,825	(a)	3.00	% (b)	72,220	(c)	3.24	% (d)
Total	$813,205		2.62	% (b)	$808,120		3.17	% (d)
(a)	Based on exchange rates of $0.74 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.77 to 1.00 CAD, respectively, as of December 31, 2019.
(b)	As of December 31, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.39% (Total). See Note 16 for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.73 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.73 to 1.00 CAD, respectively, as of December 31, 2018.
(d)	As of December 31, 2018, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.66% (Total). See Note 16 for further discussion on interest rate swaps.

(6)	Based on exchange rates of $1.12 to €1.00 as of December 31, 2019 and $1.15 to €1.00 as of December 31, 2018.
(7)	Based on exchange rates of $1.33 to £1.00 as of December 31, 2019 and $1.28 to £1.00 as of December 31, 2018.
(8)	The 5.875% 2020 Notes were paid in full in January 2019 (by tender offer) and February 2019 (by redemption of the remaining balance after the tender offer). The tender offer and redemption resulted in an early extinguishment charge of approximately $12.9 million during the three months ended March 31, 2019.
(9)	On March 5, 2019, Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, issued and sold an additional £150.0 million aggregate principal amount of 2030 Notes. The terms of the 2030 Notes are governed by an indenture, dated as of October 17, 2018, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “GBP Notes Indenture”), pursuant to which Digital Stout Holding, LLC previously issued £400.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes are treated as a single series with the notes previously issued under the GBP Notes Indenture.
(10)	The debt was deconsolidated as a result of the Ascenty joint venture formed with Brookfield.
(11)	Paid in full at maturity in May 2019.
(12)	The 3.400% 2020 Notes and 2021 Notes were paid in full in June 2019 (by tender offer) and July 2019 (by redemption of the remaining balances after the tender offer). The tender offer resulted in an early extinguishment charge of approximately $26.3 million during the year ended December 31, 2019.

Global Revolving Credit Facilities

On October 24, 2018, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.35 billion senior unsecured revolving credit facility, which we refer to as the 2018 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on January 15, 2016. In addition, we have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The 2018 global revolving credit facility matures on January 24, 2023, with two six-month

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

extension options available. The interest rate for borrowings under the 2018 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 90 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. The 2018 global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and includes the ability to add additional currencies in the future. As of December 31, 2019, interest rates are based on 1-month EURIBOR, 1-month HIBOR, 1-month SOR and 1-month CDOR, plus a margin of 0.90%. We have used and intend to use available borrowings under the 2018 global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

The 2018 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2018 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2019, we were in compliance with all of such covenants.

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

The Yen revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the Yen revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2019, we were in compliance with all of such covenants.

Unsecured Term Loans

On October 24, 2018, we refinanced our senior unsecured multi-currency term loan facility and entered into an amended and restated term loan agreement, which we refer to as the 2018 term loan agreement, which governs (i) a $300.0 million 5-year senior unsecured term loan, which we refer to as the 2023 Term Loan, and (ii) an approximately $512 million 5-year senior unsecured term loan, which we refer to as the 2024 Term Loan. The 2018 term loan agreement replaced the $1.55 billion term loan agreement executed on January 15, 2016. The 2023 Term Loan matures

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

on January 15, 2023 and the 2024 Term Loan matures on January 24, 2023 with two six-month extension options. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2018 term loan agreement and the 2018 global revolving credit facility (discussed above), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars. Based on exchange rates in effect at December 31, 2019, the balance outstanding is approximately $0.8 billion, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the 2023 Term Loan and 2024 Term Loan are consistent with our 2018 global revolving credit facility and, as of December 31, 2019, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Unsecured Senior Notes

			Amount
			Issued (in
Unsecured Senior Notes and Annual		Maturity	millions, local	Net Proceeds	Interest Payment
Interest Rate	Date Issued	Date	currency)	(in millions) (1)	Dates	Initial Issuer (2)
3.950% Notes due 2022	Jun 23, 2015	Jul 1, 2022	$500.0	491.8	Semi-annually, commencing January 1, 2016	Digital Realty Trust, L.P.
3.625% Notes due 2022	Sep 24, 2012	Oct 1, 2022	$300.0	293.1	Semi-annually, commencing April 1, 2013	Digital Realty Trust, L.P.
2.750% Notes due 2023	Aug 7, 2017	Feb 1, 2023	$350.0	346.9	Semi-annually, commencing February 1, 2018	Digital Realty Trust, L.P.
4.750% Notes due 2023	Apr 1, 2014	Oct 13, 2023	£300.0	490.9	Semi-annually, commencing October 13, 2014	Digital Stout Holding, LLC (3)
2.625% Notes due 2024	Apr 15, 2016	Apr 15, 2024	€600.0	670.3	Annually, commencing April 15, 2017	Digital Euro Finco, LLC (3)
2.750% Notes due 2024	Jul 21, 2017	Jul 19, 2024	£250.0	321.3	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (3)
4.250% Notes due 2025	Jan 18, 2013	Jan 17, 2025	£400.0	624.2	Semi-annually, commencing July 17, 2013	Digital Stout Holding, LLC (3)
4.750% Notes due 2025	Oct 1, 2015	Oct 1, 2025	$450.0	445.8	Semi-annually, commencing April 1, 2016	Digital Delta Holdings, LLC (4)
2.500% Notes due 2026	Jan 16, 2019	Jan 16, 2026	€1,075.0	1,218.6	Annually, commencing January 16, 2020	Digital Euro Finco, LLC (3)
3.700% Notes due 2027	Aug 7, 2017	Aug 15, 2027	$1,000.0	991.0	Semi-annually, commencing February 15, 2018	Digital Realty Trust, L.P.
1.125% Notes due 2028	Oct 9, 2019	Apr 9, 2028	€500.0	539.7	Annually, commencing April 9, 2020	Digital Euro Finco, LLC (3)
4.450% Notes due 2028	Jun 21, 2018	Jul 15, 2028	$650.0	643.3	Semi-annually, commencing January 15, 2019	Digital Realty Trust, L.P.
3.600% Notes due 2029	Jun 14, 2019	Jul 1, 2029	$900.0	890.6	Semi-annually, commencing January 1, 2020	Digital Realty Trust, L.P.
3.300% Notes due 2029	Jul 21, 2017	Jul 19, 2029	£350.0	448.6	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (3)
3.750% Notes due 2030	Oct 17, 2018 and Mar 9, 2019	Oct 17, 2030	£550.0	716.8	Annually, commencing October 17, 2019	Digital Stout Holding, LLC (3)
(1)	Amounts are in U.S. dollars, based on the exchange rate on the date of issuance. Net proceeds are equal to principal amount less initial purchaser discount and other debt issuance costs.
(2)	Digital Realty Trust, Inc. guarantees the senior notes issued by Digital Realty Trust, L.P. Both Digital Realty Trust, L.P. and Digital Realty Trust, Inc. guarantee the senior notes issued by Digital Stout Holding, LLC and Digital Euro Finco, LLC.
(3)	A wholly owned subsidiary of Digital Realty Trust, L.P.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2019 and 2018

Holdings, LLC’s obligations under the 4.750% 2025 Notes, the related indenture and registration rights agreement by operation of law.

The indentures governing each of the senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2019, we were in compliance with each of these financial covenants.

The table below summarizes our debt maturities and principal payments as of December 31, 2019 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Term Loans(1)	Senior Notes	Secured Debt	Total Debt
2020	$—	$—	$—	$1,089	$1,089
2021	—	—	—	—	—
2022	—	—	800,000	—	800,000
2023	99,315	813,205	747,710	104,000	1,764,230
2024	146,451	—	1,004,205	—	1,150,656
Thereafter	—	—	6,489,458	—	6,489,458
Subtotal	$245,766	$813,205	$9,041,373	$105,089	$10,205,433
Unamortized discount	—	—	(22,554)	—	(22,554)
Unamortized premium	—	—	6,409	54	6,463
Total	$245,766	$813,205	$9,025,228	$105,143	$10,189,342
(1)	The global revolving credit facility and unsecured term loans are subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility or unsecured term loans, as applicable.

10. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income available to common stockholders	$493,011	$249,930	$173,148
Weighted average shares outstanding—basic	208,325,823	206,035,408	174,059,386
Potentially dilutive common shares:
Unvested incentive units	165,185	141,260	141,136
Forward equity offering	813,073	33,315	124,527
Market performance-based awards	158,166	463,488	570,049
Weighted average shares outstanding—diluted	209,462,247	206,673,471	174,895,098
Income per share:
Basic	$2.37	$1.21	$0.99
Diluted	$2.35	$1.21	$0.99

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2019	2018	2017
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	9,087,726	8,227,463	3,996,550
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,695,765	1,876,584	540,773
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	—	—	463,301
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,102,655	2,326,861	2,261,153
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	789,846	3,409,772	3,313,484
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,105,116	2,329,584	2,263,799
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,679,534	1,858,622	720,803
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,334,691	—	—
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	670,823	—	—
Total	19,466,156	20,028,886	13,559,863

11. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2019	2018	2017
Net income available to common unitholders	$514,111	$260,110	$176,918
Weighted average units outstanding—basic	217,284,755	214,312,871	178,055,936
Potentially dilutive common units:
Unvested incentive units	165,185	141,260	141,136
Forward equity offering	813,073	33,315	124,527
Market performance-based awards	158,166	463,488	570,049
Weighted average units outstanding—diluted	218,421,179	214,950,934	178,891,648
Income per unit:
Basic	$2.37	$1.21	$0.99
Diluted	$2.35	$1.21	$0.99

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2019	2018	2017
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,695,765	1,876,584	540,773
Potentially dilutive Series F Cumulative Redeemable Preferred Units	—	—	463,301
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,102,655	2,326,861	2,261,153
Potentially dilutive Series H Cumulative Redeemable Preferred Units	789,846	3,409,772	3,313,484
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,105,116	2,329,584	2,263,799
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,679,534	1,858,622	720,803
Potentially dilutive Series K Cumulative Redeemable Preferred Units	1,334,691	—	—
Potentially dilutive Series L Cumulative Redeemable Preferred Units	670,823	—	—
Total	10,378,430	11,801,423	9,563,313

12. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2019, 2018 and 2017.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, we had deferred tax liabilities net of deferred tax assets of approximately $143.4 million and $146.6 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum portfolio acquisition during 2012 and the European portfolio acquisition in July 2016. The valuation allowance against

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

the deferred tax assets at December 31, 2019 and 2018 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions.

Deferred income tax assets and liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Gross deferred income tax assets:
Net operating loss carryforwards	$63,280	$71,656
Basis difference - real estate property	9,955	8,490
Basis difference - intangibles	1,071	256
Other - temporary differences	19,028	24,341
Total gross deferred income tax assets	93,334	104,743
Valuation allowance	(40,795)	(51,439)
Total deferred income tax assets, net of valuation allowance	52,539	53,304
Gross deferred income tax liabilities:
Basis difference - real estate property	162,095	164,077
Basis difference - equity investments	4,000	—
Basis difference - intangibles	1,547	6,855
Straight-line rent	8,044	5,340
Other - temporary differences	20,218	23,584
Total gross deferred income tax liabilities	195,904	199,856
Net deferred income tax liabilities	$143,365	$146,552

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

13. Equity and Accumulated Other Comprehensive Loss, Net

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(b) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of its common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements. On September 17, 2019, the Company amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020.

(c) Redeemable Preferred Stock

				Total
				Liquidation	Annual	Shares Outstanding as of		Balance (in thousands, net of
	Date(s)	Initial Date to		Value (in	Dividend	December 31,		issuance costs) as of December 31,
Preferred Stock (1)	Issued	Redeem (2)	Share Cap (3)	thousands) (4)	Rate (5)	2019	2018	2019	2018
6.625% Series C Cumulative Redeemable Perpetual Preferred Stock	Sep 14, 2017	May 15, 2021	0.6389035	$201,250	$1.65625	8,050,000	8,050,000	$219,250	$219,250
5.875% Series G Cumulative Redeemable Preferred Stock	Apr 9, 2013	Apr 9, 2018	0.7532000	250,000	1.46875	10,000,000	10,000,000	241,468	241,468
7.375% Series H Cumulative Redeemable Preferred Stock	Mar 26, 2014	Mar 26, 2019	0.9632000	—	1.84375	—	14,600,000	—	353,290
6.350% Series I Cumulative Redeemable Preferred Stock	Aug 24, 2015	Aug 24, 2020	0.7623100	250,000	1.58750	10,000,000	10,000,000	242,012	242,012
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
5.850% Series K Cumulative Redeemable Preferred Stock	Mar 13, 2019	Mar 13, 2024	0.4361100	210,000	1.46250	8,400,000	—	203,264	—
5.200% Series L Cumulative Redeemable Preferred Stock	Oct 10, 2019	Oct 10, 2024	0.3851800	345,000	1.30000	13,800,000	—	334,886	—
				$1,456,250		58,250,000	50,650,000	$1,434,420	$1,249,560
(1)	All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.
(3)	Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of preferred stock will have the right (unless, prior to the change of control conversion date specified in the applicable Articles Supplementary governing the preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the preferred stock) to convert some or all of the preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of preferred stock to be converted equal to the lesser of (i) the quotient obtained by dividing (a) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a preferred stock dividend payment and prior to the corresponding dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (b) the common stock price specified in the applicable Articles Supplementary governing the preferred stock; and (ii) the Share Cap, subject to certain adjustments; subject, in each case, to provisions for the receipt of alternative consideration as described in the applicable Articles Supplementary governing the preferred stock. Except in connection with specified change of control transactions, the preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.
(4)	Liquidation preference is $25.00 per share.
(5)	Dividends on preferred shares are cumulative and payable quarterly in arrears.

(d) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	208,900,758	95.9%	206,425,656	95.1%
Noncontrolling interests consist of:
Common units held by third parties	6,820,201	3.1%	6,297,272	2.9%
Issuance of units in connection with Ascenty Acquisition	—	—%	2,338,874	1.1%
Incentive units held by employees and directors (see Note 15)	2,022,954	0.9%	1,944,738	0.9%
	217,743,913	100.0%	217,006,540	100.0%

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

December 31, 2019 and 2018

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $997.6 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2019 and 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2019, 2018 and 2017:

	Common Units	Incentive Units	Total
As of December 31, 2016	1,141,814	1,333,849	2,475,663
Common units issued in connection with the DFT Merger	6,111,770	—	6,111,770
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(354,490)	—	(354,490)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(208,092)	(208,092)
Incentive units issued upon achievement of market performance condition	—	390,795	390,795
Grant of incentive units to employees and directors	—	73,449	73,449
As of December 31, 2017	6,899,094	1,590,001	8,489,095
Common units issued in connection with the Ascenty Acquisition	2,338,874	—	2,338,874
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(601,822)	—	(601,822)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(110,070)	(110,070)
Incentive units issued upon achievement of market performance condition	—	357,956	357,956
Grant of incentive units to employees and directors	—	128,986	128,986
Cancellation / forfeitures of incentive units held by employees and directors	—	(22,135)	(22,135)
As of December 31, 2018	8,636,146	1,944,738	10,580,884
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,815,945)	—	(1,815,945)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(338,515)	(338,515)
Incentive units issued upon achievement of market performance condition	—	319,279	319,279
Grant of incentive units to employees and directors	—	120,368	120,368
Cancellation / forfeitures of incentive units held by employees and directors	—	(22,916)	(22,916)
As of December 31, 2019	6,820,201	2,022,954	8,843,155
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(e) Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2019, 2018 and 2017 (in thousands):

		Series C		Series F		Series G	Series H		Series I	Series J		Series K		Series L
		Preferred		Preferred		Preferred	Preferred		Preferred	Preferred		Preferred		Preferred		Common
Date dividend declared	Dividend payment date	Stock		Stock		Stock	Stock		Stock	Stock		Stock		Stock		Stock
March 1, 2017	March 31, 2017	$—		$3,023		$3,672	$6,730		$3,969	$—		$—		$—		$148,358	(1)
May 8, 2017	June 30, 2017	—		—	(2)	3,672	6,730		3,969	—		—		—		150,814	(1)
August 7, 2017	September 29, 2017	—		—		3,672	6,730		3,969	—		—		—		191,041	(1)
November 2, 2017	December 29, 2017 for Preferred Stock; January 12, 2018 for Common Stock	3,963	(3)	—		3,672	6,730		3,969	4,200	(3)	—		—		191,067	(1)
		$3,963		$3,023		$14,688	$26,920		$15,876	$4,200		$—		$—		$681,280
March 1, 2018	March 30, 2018	$3,333		$—		$3,672	$6,730		$3,969	$2,625		$—		$—		$208,015	(4)
May 8, 2018	June 29, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		208,071	(4)
August 14, 2018	September 28, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		208,166	(4)
November 12, 2018	December 31, 2018 for Preferred Stock; January 15, 2019 for Common Stock	3,333		—		3,672	6,730		3,969	2,625		—		—		208,415	(4)
		$13,332		$—		$14,688	$26,920		$15,876	$10,500		$—		$—		$832,667

February 21, 2019	March 29, 2019	$3,333		—		$3,672	$6,730		$3,969	$2,625		$—		$—		$224,802	(5)
May 13, 2019	June 28, 2019	3,333		—		3,672	—	(6)	3,969	2,625		3,686	(7)	—		224,895	(5)
August 13, 2019	September 30, 2019	3,333		—		3,672	—		3,969	2,625		3,071		—		225,188	(5)
November 19, 2019	December 31, 2019 for Preferred Stock; January 15, 2020 for Common Stock	3,333		—		3,672	—		3,969	2,625		3,071		4,036	(8)	225,488	(5)
		$13,332		$—		$14,688	$6,730		$15,876	$10,500		$9,828		$4,036		$900,373
Annual rate of dividend per share		$1.65625		$1.65625		$1.46875	$1.84375		$1.58750	$1.31250		$1.46250		$1.30000
(1)	$3.720 annual rate of dividend per share.
(2)	Redeemed on April 5, 2017 for $25.01840 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common stockholders.
(3)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2017.
(4)	$4.040 annual rate of dividend per share.
(5)	$4.320 annual rate of dividend per share.
(6)	Redeemed on April 1, 2019 for $25.00 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common stockholders.
(7)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2019.
(8)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2019.

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

December 31, 2019 and 2018

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

(f) Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2017	$(147,370)	$13,200	$25,738	$(108,432)
Net current period change	(11,279)	7,890	—	(3,389)
Reclassification to interest expense from interest rate swaps	—	(3,826)	—	(3,826)
Balance as of December 31, 2018	$(158,649)	$17,264	$25,738	$(115,647)
Net current period change	22,015	(8,839)	—	13,176
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(7,138)	—	(7,138)
Balance as of December 31, 2019	$(114,947)	$1,287	$25,738	$(87,922)

14. Capital and Accumulated Other Comprehensive Income (Loss)

(a) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in Note 15(a) under the heading “Incentive Plan-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

(b) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.1 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements. On September 17, 2019, Digital Realty Trust, Inc. amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020. Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

(c) Redeemable Preferred Units

			Total
			Liquidation	Annual	Units Outstanding as		Balance (in thousands, net of
	Date(s)	Initial Date to	Value (in	Distribution	of December 31,		issuance costs) as of December 31,
Preferred Units (1)	Issued	Redeem (2)	thousands) (3)	Rate (4)	2019	2018	2019	2018
6.625% Series C Cumulative Redeemable Perpetual Preferred Units	Sep 14, 2017	May 15, 2021	$201,250	$1.65625	8,050,000	8,050,000	$219,250	$219,250
5.875% Series G Cumulative Redeemable Preferred Units	Apr 9, 2013	Apr 9, 2018	250,000	1.46875	10,000,000	10,000,000	241,468	241,468
7.375% Series H Cumulative Redeemable Preferred Units	Mar 26, 2014	Mar 26, 2019	—	1.84375	—	14,600,000	—	353,290
6.350% Series I Cumulative Redeemable Preferred Units	Aug 24, 2015	Aug 24, 2020	250,000	1.58750	10,000,000	10,000,000	242,012	242,012
5.250% Series J Cumulative Redeemable Preferred Units	Aug 7, 2017	Aug 7, 2022	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
5.850% Series K Cumulative Redeemable Preferred Units	Mar 13, 2019	Mar 13, 2024	210,000	1.46250	8,400,000	—	203,264	—
5.200% Series L Cumulative Redeemable Preferred Units	Oct 10, 2019	Oct 10, 2024	345,000	1.30000	13,800,000	—	334,886	—
			$1,456,250		58,250,000	50,650,000	$1,434,420	$1,249,560
(1)	All series of preferred units do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred units will rank senior to Digital Realty Trust, Inc. common units and on parity with the other series of preferred units.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the corresponding series of preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption. The Operating Partnership is required to redeem the corresponding series of preferred units in the event that the General Partner redeems a series of preferred stock.
(3)	Liquidation preference is $25.00 per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $997.6 million and $1,076.9 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2019 and 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(e) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2019, 2018 and 2017 (in thousands):

		Series C		Series F		Series G	Series H		Series I	Series J		Series K		Series L
		Preferred		Preferred		Preferred	Preferred		Preferred	Preferred		Preferred		Preferred		Common
Date distribution declared	Distribution payment date	Units		Units		Units	Units		Units	Units		Units		Units		Units
Mar 1, 2017	March 31, 2017	$—		$3,023		$3,672	$6,730		$3,969	$—		$—		$—		$150,968	(1)
May 8, 2017	June 30, 2017	—		—	(2)	3,672	6,730		3,969	—		—		—		153,176	(1)
Aug 7, 2017	September 29, 2017	—		—		3,672	6,730		3,969	—		—		—		199,049	(1)
Nov 2, 2017	December 29, 2017 for Preferred Units; January 12, 2018 for Common Units	3,963	(3)	—		3,672	6,730		3,969	4,200	(5)	—		—		199,061	(1)
		$3,963		$3,023		$14,688	$26,920		$15,876	$4,200		$—		$—		$702,254
Mar 1, 2017	March 30, 2018	$3,333		$—		$3,672	$6,730		$3,969	$2,625		$—		$—		$216,953	(4)
May 8, 2018	June 29, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		216,789	(4)
Aug 14, 2018	September 28, 2018	3,333		—		3,672	6,730		3,969	2,625		—		—		216,825	(4)
Nov 12, 2018	December 31, 2018 for Preferred Units; January 15, 2019 for Common Units	3,333		—		3,672	6,730		3,969	2,625		—		—		216,838	(4)
		$13,332		$—		$14,688	$26,920		$15,876	$10,500		$—		$—		$867,405

February 21, 2019	March 29, 2019	$3,333		$—		$3,672	$6,730		$3,969	$2,625		$—		$—		$235,256	(5)
May 13, 2019	June 28, 2019	3,333		—		3,672	—	(6)	3,969	2,625		3,686	(7)	—		235,142	(5)
August 13, 2019	September 30, 2019	3,333		—		3,672	—		3,969	2,625		3,071		—		235,164	(5)
November 19, 2019	December 31, 2019 for Preferred Units; January 15, 2020 for Common Units	3,333		—		3,672	—		3,969	2,625		3,071		4,036	(8)	235,154	(5)
		$13,332		$—		$14,688	$6,730		$15,876	$10,500		$9,828		$4,036		$940,716

Annual rate of distribution per unit		$1.65625		$1.65625		$1.46875	$1.84375		$1.58750	$1.31250		$1.46250		$1.30000
(1)	$3.720 annual rate of distribution per unit.
(2)	Redeemed on April 5, 2017 for $25.01840 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $0.1 million in the aggregate. In connection with the redemption, the previously incurred offering costs of approximately $6.3 million were recorded as a reduction to net income available to common unitholders.
(3)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2017.
(4)	$4.040 annual rate of distribution per unit.
(5)	$4.320 annual rate of distribution per unit.
(6)	Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.
(7)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.
(8)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

(f) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	loss
Balance as of December 31, 2017	$(151,795)	$12,758	$26,152	$(112,885)
Net current period change	(11,736)	8,197	—	(3,539)
Reclassification to interest expense from interest rate swaps	—	(3,969)	—	(3,969)
Balance as of December 31, 2018	$(163,531)	$16,986	$26,152	$(120,393)
Net current period change	23,975	(9,232)	—	14,743
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(7,446)	—	(7,446)
Balance as of December 31, 2019	$(117,869)	$308	$26,152	$(91,409)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

15. Incentive Plan

On April 28, 2014, our stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan). The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan, as amended, as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting of Stockholders, which description is incorporated herein by reference. Effective as of September 14, 2017, the 2014 Incentive Award Plan was amended to provide that shares which remained available for issuance under DFT’s Amended and Restated 2011 Equity Incentive Plan immediately prior to the closing of the DFT Merger (as adjusted and converted into shares of Digital Realty Trust, Inc.’s common stock) may be used for awards under the 2014 Incentive Award Plan and will not reduce the shares authorized for grant under the 2014 Incentive Award Plan, to the extent that using such shares is permitted without stockholder approval under applicable stock exchange rules. In connection with the amendment to the 2014 Incentive Award Plan, on September 22, 2017, Digital Realty Trust, Inc. registered an additional 3.7 million shares that may be issued pursuant to the 2014 Incentive Award Plan.

As of December 31, 2019, approximately 6.6 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense for the years ended December 31, 2019, 2018 and 2017 and our unearned compensation as of December 31, 2019 and December 31, 2018 (in millions):

									Expected
									period to
	Deferred Compensation						Unearned Compensation		recognize
	Expensed			Capitalized			As of	As of	unearned
	Year Ended December 31,			Year Ended December 31,			December 31,	December 31,	compensation
Type of incentive award	2019	2018	2017	2019	2018	2017	2019	2018	(in years)
Long-term incentive units	$8.7	$6.8	$3.9	$0.2	$0.2	$1.7	$15.4	$11.5	2.2
Market performance-based awards	13.0	12.7	9.6	0.8	0.8	2.3	28.4	24.8	2.5
Restricted stock	11.5	6.1	4.5	2.8	4.2	3.3	29.1	23.6	2.6

The following table sets forth the weighted average fair value of for each type of incentive award at the date of grant for the years ended December 31, 2019, 2018 and 2017:

	Weighted Average Fair Value at Date of Grant
Type of incentive award	2019	2018	2017
Long-term incentive units	$116.22	$101.86	$109.71
Market performance-based awards	$114.97	$119.29	$111.06
Restricted stock	$115.25	$100.33	$108.65

(a) Long-Term Incentive Units

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

Below is a summary of our long-term incentive unit activity for the year ended December 31, 2019.

		Weighted-Average
		Grant Date Fair
Unvested Long-term Incentive Units	Units	Value
Unvested, beginning of period	162,186	$100.59
Granted	120,368	116.22
Vested	(55,039)	100.33
Cancelled or expired	(19,228)	97.32
Unvested, end of period	208,287	$110.00

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

(b) Market Performance-Based Awards

During the years ended December 31, 2019, 2018 and 2017, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.

The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2017, January 2018 or January 2019, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the applicable Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

		Market
		Performance
	RMS Relative	Vesting
Level	Market Performance	Percentage
Below Threshold Level	≤ -300 basis points	0%
Threshold Level	-300 basis points	25%
Target Level	100 basis points	50%
High Level	≥ 500 basis points	100%

If the RMS Relative Market Performance falls between the levels specified above, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.

In January 2020, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the RMS Relative Market Performance fell between the target and high level for the 2017 awards and, accordingly, 137,816 Class D units (including 10,971 distribution equivalent units that immediately vested on December 31, 2019) and 29,141 RSUs performance vested, subject to service-based vesting. On February 27, 2020, 50% of the 2017 awards vested and the remaining 50% will vest on February 27, 2021, subject to continued employment through each applicable vesting date.

In January 2019, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2016 awards and, accordingly, 339,317 Class D units (including 31,009 distribution equivalent units that immediately vested on December 31, 2018, upon the high level being achieved) and 56,778 RSUs performance vested, subject to service-based vesting. On February 27, 2019, 50% of the 2016 awards vested and the remaining 50% vested on February 27, 2020.

In January 2018, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2015 awards and, accordingly, 363,193 Class D units (including 36,246 distribution equivalent units that immediately vested on December 31, 2017, upon the high level being achieved) and 49,707 RSUs performance vested, subject to service-based vesting. On February 27, 2018, 50% of the 2015 awards vested and the remaining 50% vested on February 27, 2019.

Following the completion of the applicable Market Performance Period, the 2018 awards that satisfy the market condition, if any, will vest 50% on February 27, 2021 and 50% on February 27, 2022, subject to continued employment through each applicable vesting date. Following the completion of the Market Performance Period, the 2019 awards that satisfy the market condition, if any, will vest 50% on February 27, 2022 and 50% on February 27, 2023, subject to continued employment through each applicable vesting date.

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

December 31, 2019 and 2018

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

	Expected Stock Price	Risk-Free Interest
Award Date	Volatility	rate
January 1, 2017	25%	1.49%
February 28, 2017	23%	1.43%
January 1, 2018	22%	1.98%
March 1, 2018	22%	2.34%
March 9, 2018	22%	2.42%
January 1, 2019	23%	2.44%
February 21, 2019	23%	2.48%

These valuations were performed in a risk-neutral framework, and no assumption was made with respect to an equity risk premium.

As of December 31, 2019, 2,509,963 Class D units and 696,379 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes distribution equivalent units. The grant date fair value of these awards was approximately $22.3 million, $21.8 million and $19.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

(c) Restricted Stock

Below is a summary of our restricted stock activity for the year ended December 31, 2019.

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock	Shares	Value
Unvested, beginning of period	299,215	$97.55
Granted (1)	226,902	115.25
Vested	(111,950)	93.38
Cancelled or expired	(41,375)	107.52
Unvested, end of period	372,792	$108.47
(1)	All restricted stock awards granted in 2019 are subject only to service conditions.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.

(d) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $5.2 million, $4.8 million, and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

16. Derivative Instruments

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2019 or December 31, 2018.

The Company presents its interest rate derivatives in its consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of December 31, 2019, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

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

December 31, 2019 and 2018

hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

We record all our interest rate swaps on the consolidated balance sheets at fair value. In determining the fair value of our interest rate swaps, we consider the credit risk of our counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The recent and pervasive disruptions in the financial markets have heightened the risks to these institutions.

As of December 31, 2019 and December 31, 2018, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
December 31,		December 31,		Type of	Strike	Effective	Expiration	December 31,	December 31,
2019		2018		Derivative	Rate	Date	Date	2019 (3)	2018 (3)
Currently-paying contracts
$—		$206,000	(1)	Swap	1.611	Jun 15, 2017	Jan 15, 2020	$—	$1,976
—		54,905	(1)	Swap	1.605	Jun 6, 2017	Jan 6, 2020	—	517
29,000	(1)	75,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	175	2,169
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	345	1,970
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	945	11,463
75,825	(2)	72,220	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	931	2,024
$479,825		$783,125						$2,396	$20,119
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.77 to 1.00 CAD as of December 31, 2019 and $0.73 to 1.00 CAD as of December 31, 2018.
(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2019, we estimate that an additional $1.6 million will be reclassified as a decrease to interest expense during the year ending December 31, 2020, when the hedged forecasted transactions impact earnings.

Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the year ended December 31, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of December 31, 2019.

17. Fair Value of Instruments

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

The Company’s disclosures of estimated fair value of financial instruments at December 31, 2019 and December 31, 2018 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in Note 16. "Derivative Instruments", the interest rate swaps and foreign currency forward contracts are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured term loans and unsecured senior notes based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The carrying value of our global revolving credit facilities approximates fair value, due to the variability of interest rates.

As of December 31, 2019 and December 31, 2018, the aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization	As of December 31, 2019		As of December 31, 2018
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)(4)	Level 2	$245,766	$245,766	$1,663,156	$1,663,156
Unsecured term loans (2)(4)	Level 2	813,205	813,205	1,183,121	1,183,121
Unsecured senior notes (3)(4)	Level 2	9,697,166	9,025,229	7,684,368	7,629,679
Secured debt (3)(4)	Level 2	105,245	105,143	706,086	705,924
		$10,861,382	$10,189,343	$11,236,731	$11,181,880
(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(3)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.
(4)	The carrying value excludes unamortized premiums (discounts) and deferred financing costs (see note 9).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

18. Commitments and Contingencies

(a) Contingent Liabilities

On October 29, 2019, Digital Realty Trust, Inc., Digital Intrepid Holding B.V., an indirect subsidiary of Digital Realty Trust, Inc. (the “Buyer”), and InterXion Holding N.V. (“InterXion”) entered into a purchase agreement, pursuant to which, subject to the terms and conditions of the purchase agreement, the Buyer commenced an exchange offer to purchase all of the outstanding ordinary shares of InterXion in exchange for shares of common stock of Digital Realty Trust, Inc. The transaction is expected to close in 2020 and is subject to customary closing conditions. Generally, all fees and expenses incurred in connection with the transaction will be paid by the party incurring those fees and expenses. Additionally, upon termination of the purchase agreement in certain circumstances, the purchase agreement provides for the payment of a termination fee to the Company by InterXion of $72.6 million. The purchase agreement also provides for the payment of a termination fee to InterXion by the Company of $254.3 million upon termination of the purchase agreement in certain circumstances.

(b) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2019, we had open commitments, including amounts reimbursable of approximately $25.4 million, related to construction contracts of approximately $472.7 million.

(c) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2019, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2019 and 2018. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31,	September 30,
	2019	2019	June 30, 2019	March 31, 2019
Total operating revenues	$787,463	$806,466	$800,797	$814,515
Net income	349,326	67,574	61,324	120,997
Net income attributable to Digital Realty Trust, Inc.	336,284	66,497	60,168	116,812
Preferred stock dividends and issuance costs associated with redeemed preferred stock	(20,707)	(16,670)	(28,430)	(20,943)
Net income available to common stockholders	315,577	49,827	31,738	95,869
Basic net income per share available to common stockholders	$1.51	$0.24	$0.15	$0.46
Diluted net income per share available to common stockholders	$1.50	$0.24	$0.15	$0.46

	Three Months Ended
	December 31,	September 30,
	2018	2018	June 30, 2018	March 31, 2018
Total operating revenues	$778,267	$768,924	$754,919	$744,368
Net income	52,597	90,264	88,159	110,095
Net income attributable to Digital Realty Trust, Inc.	51,559	87,597	85,463	106,627
Preferred stock dividends and issuance costs associated with redeemed preferred stock	(20,329)	(20,329)	(20,329)	(20,329)
Net income available to common stockholders	31,230	67,268	65,134	86,298
Basic net income per share available to common stockholders	$0.15	$0.33	$0.32	$0.42
Diluted net income per share available to common stockholders	$0.15	$0.33	$0.32	$0.42

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2019 and 2018

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2019 and 2018. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31,	September 30,
	2019	2019	June 30, 2019	March 31, 2019
Total operating revenues	$787,463	$806,466	$800,797	$814,515
Net income	349,326	67,574	61,324	120,997
Net income attributable to Digital Realty Trust, L.P.	349,384	68,797	61,568	121,112
Preferred unit distributions and issuance costs associated with redeemed preferred units	(20,707)	(16,670)	(28,430)	(20,943)
Net income available to common unitholders	328,677	52,127	33,138	100,169
Basic net income per unit available to common unitholders	$1.51	$0.24	$0.15	$0.46
Diluted net income per unit available to common unitholders	$1.50	$0.24	$0.15	$0.46

	Three Months Ended
	December 31,	September 30,
	2018	2018	June 30, 2018	March 31, 2018
Total operating revenues	$778,267	$768,924	$754,919	$744,368
Net income	52,597	90,264	88,159	110,095
Net income attributable to Digital Realty Trust, L.P.	52,859	90,297	88,163	110,107
Preferred unit distributions and issuance costs associated with redeemed preferred units	(20,329)	(20,329)	(20,329)	(20,329)
Net income available to common unitholders	32,530	69,968	67,834	89,778
Basic net income per unit available to common unitholders	$0.15	$0.33	$0.32	$0.42
Diluted net income per unit available to common unitholders	$0.15	$0.33	$0.32	$0.42

21. Subsequent Events

On January 17, 2020, Digital Dutch Finco B.V., a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €300.0 million aggregate principal amount of 0.125% Guaranteed Notes due 2022 (the “2022 Notes”), €650.0 million aggregate principal amount of 0.625% Guaranteed Notes due 2025 (the “2025 Notes”) and €750.0 million aggregate principal amount of 1.500% Guaranteed Notes due 2030 (the “2030 Notes” and, together with the 2022 Notes and 2025 Notes, the “Euro Notes”). The Euro Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €1,678.6 million (approximately $1,861.9 million based on the exchange rate on January 17, 2020) after deducting managers’ discounts and estimated offering expenses.

On February 25, 2020, we closed on the acquisition of a 49% ownership interest in the Westin Building Exchange in Seattle for a purchase price of approximately $305 million plus closing costs. The acquisition of the interest held by seller increases our ownership interest to 99% of the property.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2019

(In thousands)

							Costs capitalized
							subsequent to
				Initial costs			acquisition		Total costs				Accumulated	Date of	Acquisition
					Acquired					Acquired			depreciation	acquisition	(A) or
	Metropolitan				ground	Buildings and		Carrying		ground	Buildings and		and	or	construction
	Area	Encumbrances		Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction	(C)
PROPERTIES:
36 NE 2nd Street	Miami	—		1,942	—	24,184	28,557	—	1,943	—	52,740	54,683	(20,112)	2002	(A)
2323 Bryan Street	Dallas	—		1,838	—	77,604	51,961	—	1,672	—	129,731	131,403	(77,314)	2002	(A)
300 Boulevard East	New York	—		5,140	—	48,526	56,701	—	5,140	—	105,227	110,367	(70,773)	2002	(A)
2334 Lundy Place	Silicon Valley	—		3,607	—	23,008	63	—	3,607	—	23,071	26,678	(11,349)	2002	(A)
2440 Marsh Lane	Dallas	—		1,477	—	10,330	74,858	—	1,486	—	85,179	86,665	(70,641)	2003	(A)
4849 Alpha Road	Dallas	—		2,983	—	10,650	44,117	—	2,983	—	54,767	57,750	(37,360)	2004	(A)
600 West Seventh Street	Los Angeles	—		18,478	—	50,824	78,054	—	18,537	—	128,819	147,356	(73,549)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	—		6,065	—	43,817	45	—	6,065	—	43,862	49,927	(20,264)	2004	(A)
11830 Webb Chapel Road	Dallas	—		5,881	—	34,473	2,534	—	5,881	—	37,007	42,888	(18,292)	2004	(A)
150 South First Street	Silicon Valley	—		2,068	—	29,214	1,499	—	2,068	—	30,713	32,781	(14,486)	2004	(A)
200 Paul Avenue	San Francisco	—		14,427	—	75,777	122,607	—	13,162	—	199,649	212,811	(95,975)	2004	(A)
1100 Space Park Drive	Silicon Valley	—		5,130	—	18,206	43,521	—	5,130	—	61,727	66,857	(36,889)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	6	—	6,534	—	8,362	14,896	(4,007)	2004	(A)
350 East Cermak Road	Chicago	—		8,466	—	103,232	248,477	—	8,620	—	351,555	360,175	(238,555)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	115	—	5,775	—	19,382	25,157	(9,323)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	124	—	5,514	—	11,819	17,333	(5,944)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	344	—	4,562	—	12,847	17,409	(7,010)	2005	(A)
731 East Trade Street	Charlotte	1,089	(1)	1,748	—	5,727	267	—	1,748	—	5,994	7,742	(2,782)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	5,007	—	1,098	—	8,134	9,232	(2,942)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	6,378	—	1,271	—	10,116	11,387	(7,820)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam	—		—	—	15,255	26,000	—	—	—	41,255	41,255	(22,108)	2005	(A)
600-780 S. Federal	Chicago	—		7,849	—	27,881	44,112	—	7,304	—	72,538	79,842	(20,834)	2005	(A)
Chemin de l’Epinglier 2	Geneva	—		—	—	20,071	(990)	—	—	—	19,081	19,081	(8,548)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	71,399	—	1,177	—	76,276	77,453	(16,572)	2005	(A)
3 Corporate Place	New York	—		1,543	—	12,678	92,737	—	1,543	—	105,415	106,958	(87,175)	2005	(A)
1115 Centennial Avenue	New York	—		581	—	—	58,202	—	581	—	58,202	58,783	(2,518)	2005	(C)
4025 Midway Road	Dallas	—		2,196	—	14,037	30,398	—	2,017	—	44,614	46,631	(32,501)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	1,493	—	—	93	8,413	8,506	(5,526)	2006	(A)
Digital Houston	Houston	—		6,965	—	23,492	148,349	—	6,594	—	172,212	178,806	(80,689)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	121,422	—	4,524	—	279,244	283,768	(148,484)	2006	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2019

(In thousands)

						Costs capitalized
						subsequent to
			Initial costs			acquisition		Total costs				Accumulated	Date of	Acquisition
				Acquired					Acquired			depreciation	acquisition	(A) or
	Metropolitan			ground	Buildings and		Carrying		ground	Buildings and		and	or	construction
	Area	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction	(C)
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	—	—	—	13,450	(1,643)	—	—	—	11,807	11,807	(5,260)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	—	—	—	—	77,840	—	—	—	77,840	77,840	(50,061)	2006	(C)
600 Winter Street	Boston	—	1,429	—	6,228	456	—	1,429	—	6,684	8,113	(2,757)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	19	—	1,022	—	3,786	4,808	(1,800)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin	—	1,927	—	40,024	23,867	—	1,623	—	64,195	65,818	(28,897)	2006	(A)
111 8th Avenue	New York	—	—	—	17,688	29,149	—	—	—	46,837	46,837	(33,612)	2006	(A)
8100 Boone Boulevard	N. Virginia	—	—	—	158	2,034	—	—	—	2,192	2,192	(2,192)	2006	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	53,352	—	3,354	—	63,657	67,011	(52,456)	2007	(A)
44470 Chilum Place	N. Virginia	—	3,531	—	37,360	1	—	3,531	—	37,361	40,892	(13,154)	2007	(A)
43881 Devin Shafron Drive	N. Virginia	—	4,653	—	23,631	97,322	—	4,653	—	120,953	125,606	(98,771)	2007	(A)
43831 Devin Shafron Drive	N. Virginia	—	3,027	—	16,247	1,441	—	3,027	—	17,688	20,715	(7,156)	2007	(A)
43791 Devin Shafron Drive	N. Virginia	—	3,490	—	17,444	78,515	—	3,490	—	95,959	99,449	(66,593)	2007	(A)
Mundells Roundabout	London	—	31,354	—	—	44,158	—	21,131	—	54,381	75,512	(15,485)	2007	(C)
1500 Space Park Drive	Silicon Valley	—	6,732	—	6,325	46,593	—	4,106	—	55,544	59,650	(53,696)	2007	(A)
Cressex 1	London	—	3,629	—	9,036	21,335	—	2,548	—	31,452	34,000	(22,054)	2007	(A)
Naritaweg 52	Amsterdam	—	—	1,192	23,441	(5,561)	—	—	917	18,155	19,072	(6,396)	2007	(A)
1 St. Anne’s Boulevard	London	—	1,490	—	1,045	(736)	—	1,014	—	785	1,799	(238)	2007	(A)
2 St. Anne’s Boulevard	London	—	922	—	695	34,379	—	676	—	35,320	35,996	(7,647)	2007	(A)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	81,570	—	14,901	—	105,099	120,000	(70,353)	2007	(A)
365 South Randolphville Road	New York	—	3,019	—	17,404	296,533	—	2,853	—	314,103	316,956	(155,008)	2008	(A)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	969	—	2,165	—	10,903	13,068	(3,608)	2008	(A)
Manchester Technopark	Manchester	—	—	—	23,918	(7,539)	—	—	—	16,379	16,379	(5,427)	2008	(A)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	27,687	—	3,398	—	27,988	31,386	(20,843)	2008	(A)
1550 Space Park Drive	Silicon Valley	—	—	—	—	—	—	—	—	—	—	—	2008	(A)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	32,286	—	2,061	—	48,734	50,795	(36,862)	2008	(C)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	74,322	—	4,928	—	74,903	79,831	(50,129)	2009	(C)
1232 Alma Road	Dallas	—	2,267	—	3,740	66,014	—	2,266	—	69,755	72,021	(49,754)	2009	(A)
900 Quality Way	Dallas	—	1,446	—	1,659	69,987	—	1,437	—	71,655	73,092	(25,389)	2009	(A)
1210 Integrity Drive	Dallas	—	2,041	—	3,389	187,448	—	3,204	—	189,674	192,878	(13,445)	2009	(A)
907 Security Row	Dallas	—	333	—	344	97,851	—	2,112	—	96,416	98,528	(12,469)	2009	(A)
908 Quality Way	Dallas	—	6,730	—	4,493	13,954	—	2,067	—	23,110	25,177	(18,696)	2009	(A)
904 Quality Way	Dallas	—	760	—	744	6,812	—	1,151	—	7,165	8,316	(1,382)	2009	(A)
1215 Integrity Drive	Dallas	—	—	—	—	69,926	—	995	—	68,931	69,926	(23,033)	2009	(C)
1350 Duane & 3080 Raymond	Silicon Valley	—	7,081	—	69,817	354	—	7,081	—	70,171	77,252	(18,445)	2009	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2019

(In thousands)

						Costs capitalized
						subsequent to
			Initial costs			acquisition		Total costs				Accumulated	Date of	Acquisition
				Acquired					Acquired			depreciation	acquisition	(A) or
	Metropolitan			ground	Buildings and		Carrying		ground	Buildings and		and	or	construction
	Area	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction	(C)
PROPERTIES:
60 & 80 Merritt	New York	—	3,418	—	71,477	94,485	—	3,148	—	166,232	169,380	(49,071)	2010	(A)
55 Middlesex	Boston	—	9,975	—	68,363	14,499	—	9,975	—	82,862	92,837	(29,930)	2010	(A)
128 First Avenue	Boston	—	5,465	—	185,348	39,134	—	5,465	—	224,482	229,947	(80,988)	2010	(A)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	37,814	—	—	3,223	41,626	44,849	(9,429)	2010	(A)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	39,308	—	3,274	—	45,875	49,149	(29,302)	2010	(A)
3105 Alfred Street	Silicon Valley	—	6,533	—	3,725	123,691	—	6,533	—	127,416	133,949	(38,853)	2010	(A)
365 Main Street	San Francisco	—	22,854	—	158,709	35,001	—	22,854	—	193,710	216,564	(60,449)	2010	(A)
720 2nd Street	San Francisco	—	3,884	—	116,861	13,601	—	3,884	—	130,462	134,346	(36,724)	2010	(A)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	17,433	—	11,053	—	68,830	79,883	(23,640)	2010	(A)
2121 South Price Road	Phoenix	—	7,335	—	238,452	215,183	—	4,835	—	456,135	460,970	(147,927)	2010	(A)
4030 Lafayette	N. Virginia	—	2,492	—	16,912	12,780	—	2,492	—	29,692	32,184	(9,100)	2010	(A)
4040 Lafayette	N. Virginia	—	1,246	—	4,267	24,887	—	1,246	—	29,154	30,400	(5,804)	2010	(A)
4050 Lafayette	N. Virginia	—	1,246	—	4,371	36,244	—	1,246	—	40,615	41,861	(26,913)	2010	(A)
2805 Lafayette Street	Silicon Valley	—	8,976	—	18,155	131,011	—	8,294	—	149,848	158,142	(38,954)	2010	(A)
29A International Business Park	Singapore	—	—	—	137,545	223,342	—	—	—	360,887	360,887	(152,206)	2010	(A)
43940 Digital Loudoun Plaza	N. Virginia	—	6,229	—	—	285,614	—	7,524	—	284,319	291,843	(90,924)	2011	(C)
44060 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	187,004	—	3,441	—	187,263	190,704	(31,598)	2011	(C)
44100 Digital Loudoun Plaza	N. Virginia	—	3,700	—	—	141,840	—	3,493	—	142,047	145,540	(17,596)	2011	(C)
43780 Digital Loudoun Plaza	N. Virginia	—	3,671	—	—	123,368	—	4,186	—	122,853	127,039	(12,532)	2011	(C)
1-11 Templar Road	Sydney	—	6,937	—	—	62,836	—	4,349	—	65,424	69,773	(19,316)	2011	(C)
13-23 Templar Road	Sydney	—	4,236	—	—	52,379	—	2,501	—	54,114	56,615	(1,034)	2011	(C)
Fountain Court	London	—	7,544	—	12,506	100,446	—	6,569	—	113,927	120,496	(30,892)	2011	(A)
72 Radnor Drive	Melbourne	—	2,568	—	—	66,029	—	1,737	—	66,860	68,597	(12,370)	2011	(C)
98 Radnor Drive	Melbourne	—	1,899	—	—	36,140	—	1,339	—	36,700	38,039	(17,738)	2011	(C)
105 Cabot Street	Boston	—	2,386	—	—	35,876	—	1,161	—	37,101	38,262	(11,061)	2011	(C)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2019

(In thousands)

						Costs capitalized
						subsequent to
			Initial costs			acquisition		Total costs				Accumulated	Date of	Acquisition
				Acquired					Acquired			depreciation	acquisition	(A) or
	Metropolitan			ground	Buildings and		Carrying		ground	Buildings and		and	or	construction
	Area	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction	(C)
PROPERTIES:
3825 NW Aloclek Place	Portland	—	1,689	—	—	58,230	—	1,689	—	58,230	59,919	(24,836)	2011	(C)
Profile Park	Dublin	—	6,288	—	—	56,087	—	2,050	—	60,325	62,375	(6,256)	2011	(C)
760 Doug Davis Drive	Atlanta	—	4,837	—	53,551	3,373	—	4,837	—	56,924	61,761	(15,131)	2011	(A)
2501 S. State Hwy 121	Dallas	—	23,137	—	93,943	11,954	—	16,242	—	112,792	129,034	(35,468)	2012	(A)
9333 Grand Avenue	Chicago	—	5,686	—	14,515	75,076	—	1,205	—	94,072	95,277	(40,321)	2012	(A)
9355 Grand Avenue	Chicago	—	—	—	—	228,171	—	2,518	—	225,653	228,171	(30,014)	2012	(A)
9377 Grand Avenue	Chicago	—	—	—	—	133,910	—	2,799	—	131,111	133,910	(6,039)	2012	(A)
850 E Collins	Dallas	—	1,614	—	—	86,565	—	1,614	—	86,565	88,179	(23,682)	2012	(C)
950 E Collins	Dallas	—	1,546	—	—	75,695	—	1,546	—	75,695	77,241	(15,163)	2012	(C)
400 S. Akard	Dallas	—	10,075	—	62,730	2,943	—	10,075	—	65,673	75,748	(13,571)	2012	(A)
410 Commerce Boulevard	New York	—	—	—	—	30,260	—	—	—	30,260	30,260	(15,310)	2012	(C)
Croydon	London	—	1,683	—	104,728	47,591	—	2,367	—	151,635	154,002	(31,430)	2012	(A)
Watford	London	—	—	7,355	219,273	5,018	—	—	6,492	225,154	231,646	(48,278)	2012	(A)
Unit 21 Goldsworth Park	London	—	17,334	—	928,129	(121,080)	—	13,237	—	811,146	824,383	(182,102)	2012	(A)
23 Waterloo Road	Sydney	—	7,112	—	3,868	(3,564)	—	4,804	—	2,612	7,416	(500)	2012	(A)
1 Rue Jean-Pierre	Paris	—	9,621	—	35,825	(6,820)	—	8,177	—	30,449	38,626	(7,732)	2012	(A)
Liet-dit le Christ de Saclay	Paris	—	3,402	—	3,090	(975)	—	2,891	—	2,626	5,517	(861)	2012	(A)
127 Rue de Paris	Paris	—	8,637	—	10,838	(2,923)	—	7,341	—	9,211	16,552	(2,910)	2012	(A)
1900 S. Price Road	Phoenix	—	5,380	—	16,975	(11,394)	—	2,423	—	8,538	10,961	(2,412)	2013	(A)
371 Gough Road	Toronto	—	7,394	—	677	93,801	—	5,838	—	96,034	101,872	(13,452)	2013	(A)
1500 Towerview Road	Minneapolis	—	10,190	—	20,054	3,191	—	10,190	—	23,245	33,435	(5,566)	2013	(A)
Principal Park	London	—	11,837	—	—	76,060	—	7,097	—	80,800	87,897	(13,080)	2013	(C)
Liverpoolweg 10	Amsterdam	—	733	—	3,122	9,429	—	630	—	12,654	13,284	(3,020)	2013	(A)
DePresident	Amsterdam	—	6,737	—	—	116,399	—	6,996	—	116,140	123,136	(5,534)	2013	(C)
Crawley 2	London	—	24,305	—	—	33,139	—	4,252	—	53,192	57,444	(2,048)	2014	(C)
3 Loyang Way	Singapore	—	—	—	—	180,615	—	—	—	180,615	180,615	(11,645)	2015	(A)
Digital Loudoun III	N. Virginia	—	43,000	—	—	800,087	—	47,399	—	795,688	843,087	(37,172)	2015	(C)
Digital Frankfurt	Frankfurt	—	5,543	—	—	137,399	—	4,111	—	138,831	142,942	(3,706)	2015	(C)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2019

(In thousands)

							Costs capitalized
							subsequent to
				Initial costs			acquisition		Total costs				Accumulated	Date of	Acquisition
					Acquired					Acquired			depreciation	acquisition	(A) or
	Metropolitan				ground	Buildings and		Carrying		ground	Buildings and		and	or	construction
	Area		Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction	(C)
56 Marietta Street	Atlanta	(2)	—	1,700	—	211,397	28,272	—	1,715	—	239,654	241,369	(42,690)	2015	(A)
2 Peekay Drive	New York	(2)	—	—	—	115,439	(16,103)	—	—	—	99,336	99,336	(23,282)	2015	(A)
100 Delawanna Avenue	New York	(2)	—	3,600	—	85,438	11,712	—	3,600	—	97,150	100,750	(14,734)	2015	(A)
60 Hudson Street	New York	(2)	—	—	—	32,280	18,735	—	—	—	51,015	51,015	(17,575)	2015	(A)
32 Avenue of the Americas	New York	(2)	—	—	—	30,980	4,362	—	—	—	35,342	35,342	(12,081)	2015	(A)
3433 S 120th Place	Seattle	(2)	—	—	—	11,688	(1,312)	(5,351)	—	—	5,025	5,025	(5,024)	2015	(A)
8435 Stemmons Freeway	Dallas	(2)	—	—	—	5,023	2,725	—	—	—	7,748	7,748	(2,818)	2015	(A)
2625 Walsh Avenue	Silicon Valley	(2)	—	—	—	4,276	9,051	—	—	—	13,327	13,327	(4,017)	2015	(A)
111 8th Avenue - Telx	New York	(2)	—	—	—	42,454	18,899	—	—	—	61,353	61,353	(23,063)	2015	(A)
350 East Cermak Road - Telx	Chicago	(2)	—	—	—	13,933	11,031	—	—	—	24,964	24,964	(8,114)	2015	(A)
200 Paul Avenue - Telx	San Francisco	(2)	—	—	—	6,719	4,632	—	—	—	11,351	11,351	(3,864)	2015	(A)
2323 Bryan Street - Telx	Dallas	(2)	—	—	—	5,191	5,621	—	—	—	10,812	10,812	(3,728)	2015	(A)
600 W. 7th Street - Telx	Los Angeles	(2)	—	—	—	3,689	8,050	—	—	—	11,739	11,739	(3,018)	2015	(A)
3825 NW Aloclek Place - Telx	Portland	(2)	—	—	—	3,131	1,347	—	—	—	4,478	4,478	(1,857)	2015	(A)
120 E. Van Buren Street - Telx	Phoenix	(2)	—	—	—	2,848	3,451	—	—	—	6,299	6,299	(1,910)	2015	(A)
36 NE 2nd Street - Telx	Miami	(2)	—	—	—	1,842	4,374	—	—	—	6,216	6,216	(1,929)	2015	(A)
600-780 S. Federal Street - Telx	Chicago	(2)	—	—	—	1,815	4,577	—	—	—	6,392	6,392	(1,588)	2015	(A)
113 N. Myers Street - Telx	Charlotte	(2)	—	—	—	476	1,142	—	—	—	1,618	1,618	(482)	2015	(A)
1100 Space Park Drive - Telx	Silicon Valley	(2)	—	—	—	352	2,265	—	—	—	2,617	2,617	(484)	2015	(A)
300 Boulevard East - Telx	New York	(2)	—	—	—	197	168	—	—	—	365	365	(186)	2015	(A)
Science Park	Amsterdam	(3)	—	665	—	75,095	13,037	—	—	—	88,797	88,797	(8,152)	2016	(A)
Sovereign House	London	(3)	—	7,943	—	75,184	58,238	—	—	—	141,365	141,365	(20,816)	2016	(A)
Amstel Business Park	Amsterdam	(3)	—	2,991	—	58,138	12,448	—	3,028	—	70,549	73,577	(20,491)	2016	(A)
Olivers Yard	London	(3)	—	7,943	—	34,744	2,357	—	—	—	45,044	45,044	(13,783)	2016	(A)
Bonnington House	London	(3)	—	—	—	14,127	64,055	—	—	—	78,182	78,182	(1,405)	2016	(A)
West Drayton	London	(3)	—	—	—	10,135	3,519	—	—	—	13,654	13,654	(7,281)	2016	(A)
Lyonerstrasse	Frankfurt	(3)	—	—	—	8,407	6,393	—	—	—	14,800	14,800	(5,137)	2016	(A)
Meridian Gate	London	(3)	—	—	—	5,893	1,621	—	—	—	7,514	7,514	(3,829)	2016	(A)
2425-2553 Edgington Street	Chicago		—	11,950	—	1,615	64	—	11,959	—	1,670	13,629	(160)	2017	(C)
44520 Hastings Drive	N. Virginia	(4)	104,000	6,140	—	108,105	1,581	—	6,140	—	109,686	115,826	(14,806)	2017	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2019

(In thousands)

							Costs capitalized
							subsequent to
				Initial costs			acquisition		Total costs				Accumulated	Date of	Acquisition
					Acquired					Acquired			depreciation	acquisition	(A) or
	Metropolitan				ground	Buildings and		Carrying		ground	Buildings and		and	or	construction
	Area		Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction	(C)
44480 Hastings Drive	N. Virginia	(4)	—	12,860	—	278,384	1,227	—	12,860	—	279,611	292,471	(38,147)	2017	(A)
44521 Hastings Drive	N. Virginia	(4)	—	13,210	—	315,539	361	—	13,210	—	315,900	329,110	(43,315)	2017	(A)
44461 Chilum Place	N. Virginia	(4)	—	9,620	—	249,371	523	—	9,620	—	249,894	259,514	(34,452)	2017	(A)
21625 Gresham Drive	N. Virginia	(4)	—	17,500	—	448,968	488	—	17,500	—	449,456	466,956	(62,151)	2017	(A)
2200 Busse Road	Chicago	(4)	—	17,270	—	384,558	1,905	—	17,270	—	386,463	403,733	(50,399)	2017	(A)
2299 Busse Road	Chicago	(4)	—	12,780	—	348,348	(1,687)	—	12,780	—	346,661	359,441	(47,004)	2017	(A)
1780 Business Center Drive	N. Virginia	(4)	—	7,510	—	106,363	1,122	—	7,510	—	107,485	114,995	(13,001)	2017	(A)
8217 Linton Hall Road	N. Virginia	(4)	—	22,340	—	81,985	355	—	22,340	—	82,340	104,680	(9,386)	2017	(A)
1400 East Devon Avenue	Chicago	(4)	—	11,012	—	178,627	45,871	—	9,994	—	225,516	235,510	(17,462)	2017	(A)
2220 De La Cruz Blvd	Silicon Valley	(4)	—	84,650	—	634,007	4,588	—	84,650	—	638,595	723,245	(81,549)	2017	(A)
1 Century Place	Toronto	(4)	—	26,600	—	116,863	1,302	—	8,479	—	136,286	144,765	(4,861)	2017	(C)
505 North Railroad Avenue	Chicago		—	20,431	—	245,810	(33,149)	—	12,271	—	220,821	233,092	(12,612)	2017	(A)
250 Williams	Atlanta		—	—	—	—	26,774	—	—	—	26,774	26,774	(5,240)	2017	(C)
CME Agreement	Chicago		—	—	—	—	42,875	—	—	—	42,875	42,875	(21,741)	2017	(C)
De President II	Amsterdam		—	6,315	—	—	37,181	—	2,453	—	41,043	43,496	—	2017	(C)
2825-2845 Lafayette Street	Silicon Valley		—	—	—	2,941	60	—	—	—	3,001	3,001	(3,001)	2018	(C)
21780 Filigree Court	N. Virginia		—	24,315	—	3,039	1,346	—	25,740	—	2,960	28,700	(491)	2019	(C)
Other			—	—	—	—	55,482	—	25	—	55,457	55,482	(18,053)
			$105,089	$930,961	$13,509	$8,327,303	$7,620,170	$(5,351)	$804,830	$10,725	$16,071,037	$16,886,592	$(4,536,169)
(1)	The balance shown excludes an unamortized premium of $54.
(2)	Represents properties acquired in the Telx Acquisition.
(3)	Represents properties acquired in the European Portfolio Acquisition.
(4)	Represents properties acquired in the DFT Merger.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2019

(In thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $19.7 billion (unaudited) as of December 31, 2019.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2019.

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$17,055,016	$16,915,936	$11,558,469
Additions during period (acquisitions and improvements)	833,836	223,163	5,663,404
Deductions during period (dispositions, impairments and assets held for sale)	(1,002,260)	(84,083)	(305,937)
Balance, end of year	$16,886,592	$17,055,016	$16,915,936

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2019.

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$3,935,267	$3,238,227	$2,668,509
Additions during period (depreciation and amortization expense)	805,916	714,336	612,970
Deductions during period (dispositions and assets held for sale)	(205,014)	(17,296)	(43,252)
Balance, end of year	$4,536,169	$3,935,267	$3,238,227

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Our Management’s Reports on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on page 99.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2019. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2019. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2019, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.            EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS.

Exhibit Number	Description

2.1

Purchase Agreement, dated as of October 29, 2019, as it may be amended from time to time, by and among Digital Realty Trust, Inc., InterXion Holding N.V. and Digital Intrepid Holding B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Digital Realty Trust, Inc. (File No. 001-32336) filed October 29, 2019).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2

Eighth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

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

4.3

Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 8, 2011).

4.4

Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 24, 2012).

4.5

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

4.6

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

4.7

Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on April 4, 2013).

4.8

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

4.9

Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 23, 2015).

4.10

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

4.11

Specimen Certificate for Digital Realty Trust, Inc.’s 6.350% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A (File No. 001-32336) filed on August 21, 2015).

4.12

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

4.13

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

4.14

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

4.15

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

4.16

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

4.17

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

4.18

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

4.19

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

4.20

Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on September 13, 2017).

4.21

Specimen Certificate for Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

4.22

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

4.23

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

4.24

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

4.25

Form of Specimen Certificate for Digital Realty Trust, Inc.’s 5.850% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on March 12, 2019).

4.26

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

4.27

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

4.28

Specimen Certificate for Digital Realty Trust, Inc.’s 5.200% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on October 9, 2019).

4.29	Description of Securities.

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

10.20†

Director Compensation Program (incorporated by reference to Exhibit 10.20 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.21†

Profits Interest Unit Agreement – Directors (incorporated by reference to Exhibit 10.21 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

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

10.30†

Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.30 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.31†

Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.31 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.32†

Management Election Program (incorporated by reference to Exhibit 10.32 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

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

10.38†

Fifth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.38 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.39†

Employment Agreement among Digital Realty Trust, Inc., DLR LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 9, 2018).

10.40†

Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.41†

Amendment to Employment Agreement, dated as of May 6, 2019, by and among Digital Realty Trust, Inc., DLR, LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2019).

10.42†

Amended and Restated Employment Agreement, dated as of June 18, 2019, by and among Digital Realty Trust, Inc., DLR, LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 24, 2019)

10.43†

Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 16, 2015).

10.44†

Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Joshua A. Mills (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 10, 2017).

10.45†

Employment Agreement, dated as of January 9, 2018, by and among Digital Realty Trust, Inc., DLR LLC and Erich J. Sanchack (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 17, 2018).

10.46†

Employment Agreement, dated as of June 5, 2018, by and among Digital Realty Trust, Inc., DLR LLC and Chris Sharp (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2019).

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

10.49†

First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.51†

Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.39 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

10.52*

Amended and Restated Global Senior Credit Agreement, dated as of October 24, 2018, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.54 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.53*

Amended and Restated Term Loan Agreement, dated as of October 24, 2018, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, with Bank of America, N.A. and JPMorgan Chase Bank, N.A. as syndication agents, (i) Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 2023 Term Loan and (ii) Merrill Lynch, Pierce Fenner & Smith Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners for the 2024 Term Loan (incorporated by reference to Exhibit 10.55 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.54*

Credit Agreement, dated as of October 24, 2018, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and additional guarantors named therein, the initial lenders and issuing banks named therein, Sumitomo Mutsui Banking Corporation, as administrative agent, with Sumitomo Mutsui Banking Corporation, MUFG Bank, LTD. and Mizuho Bank, LTD. , as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.56 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.55

Amendment No. 1 to the Amended and Restated Global Senior Credit Agreement, dated April 18, 2019, among Digital Realty Trust, L.P. and the other borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2019).

10.56†	Form of Executive Severance Agreement.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2019; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2019; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019; and (v) Notes to Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date:	March 2, 2020

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

Signature	Title	Date

/S/ LAURENCE A. CHAPMAN	Chairman of the Board	March 2, 2020
Laurence A. Chapman

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Edward F. Sham

/S/ ALEXIS BLACK BJORLIN	Director	March 2, 2020
Alexis Black Bjorlin

/S/ MICHAEL A. COKE	Director	March 2, 2020
Michael A. Coke

/S/ VeraLinn Jamieson	Director	March 2, 2020
VeraLinn Jamieson

Signature	Title	Date

/S/ KEVIN J. KENNEDY	Director	March 2, 2020
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	March 2, 2020
William G. LaPerch

/s/ AFSHIN MOHEBBI	Director	March 2, 2020
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	March 2, 2020
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	March 2, 2020
Mary Hogan Preusse

/s/ DENNIS E. SINGLETON	Director	March 2, 2020
Dennis E. Singleton

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc.,
Its	General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date:	March 2, 2020

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

Signature	Title	Date

/S/ LAURENCE A. CHAPMAN	Chairman of the Board	March 2, 2020
Laurence A. Chapman

/S/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Andrew P. Power

/S/ EDWARD F. SHAM	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Edward F. Sham

/S/ ALEXIS BLACK BJORLIN	Director	March 2, 2020
Alexis Black Bjorlin

Signature	Title	Date

/S/ MICHAEL A. COKE	Director	March 2, 2020
Michael A. Coke

/S/ VeraLinn Jamieson	Director	March 2, 2020
VeraLinn Jamieson

/S/ KEVIN J. KENNEDY	Director	March 2, 2020
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	March 2, 2020
William G. LaPerch

/s/ AFSHIN MOHEBBI	Director	March 2, 2020
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	March 2, 2020
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	March 2, 2020
Mary Hogan Preusse

/s/ DENNIS E. SINGLETON	Director	March 2, 2020
Dennis E. Singleton