Form 10-Q
period 2020-03-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2020-05-11
CIK 1297996, 1494877

]]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission file number 001-32336 (Digital Realty Trust, Inc.)

000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.)	26-0081711
Maryland (Digital Realty Trust, L.P.)	20-2402955
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at May 7, 2020
Common Stock, $.01 par value per share	268,313,039

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2020 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2020, Digital Realty Trust, Inc. owned an approximate 96.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 3.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2020, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

●	Condensed consolidated financial statements;
●	the following notes to the condensed consolidated financial statements:
●	"Debt of the Company" and "Debt of the Operating Partnership";
●	"Income per Share" and "Income per Unit"; and
●	"Equity and Accumulated Other Comprehensive Loss, Net" and "Capital and Accumulated Other Comprehensive Loss";
●	Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of the Parent Company" and "—Liquidity and Capital Resources of the Operating Partnership"; and
●	Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds".

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

On March 12, 2020, we completed our previously announced combination with Interxion Holding, N.V. , or Interxion. Certain portfolio information regarding Interxion is excluded from the discussions in this Quarterly Report on Form 10-Q.  More specifically, we have excluded from our Management’s Discussion and Analysis of Results of Operations in this Quarterly Report on Form 10-Q the following related to Interxion: nine new metropolitan areas, 62 data centers, square footage, occupancy percentage and lease terms. Interxion’s financial information is included in our condensed consolidated financial statements.

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement, as amended; “term loan facility” or “unsecured term loans” refers to our Operating Partnership’s senior unsecured multi-currency term loan facility and term loan agreement, as amended, which governs a $300 million five-year senior unsecured term loan and a $512 million five-year senior unsecured term loan; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $306 million based on exchange rates at March 31, 2020) senior unsecured revolving credit facility and Yen credit agreement, as amended; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Properties:
Land	$1,146,048	$804,830
Acquired ground leases	10,247	10,725
Buildings and improvements	18,685,951	15,449,884
Tenant improvements	635,046	621,153
Total investments in operating properties	20,477,292	16,886,592
Accumulated depreciation and amortization	(4,694,713)	(4,536,169)
Net investments in operating properties	15,782,579	12,350,423
Construction in progress and space held for development	2,204,867	1,732,555
Land held for future development	137,447	147,597
Net investments in properties	18,124,893	14,230,575
Investments in unconsolidated joint ventures	1,064,009	1,287,109
Net investments in real estate	19,188,902	15,517,684
Operating lease right-of-use assets, net	1,364,621	628,681
Cash and cash equivalents	246,480	89,817
Accounts and other receivables, net	527,699	305,501
Deferred rent	484,179	478,744
Acquired above-market leases, net	66,033	74,815
Goodwill	7,466,046	3,363,070
Customer relationship value, deferred leasing costs and intangibles, net	3,500,588	2,195,324
Assets held for sale	—	229,934
Other assets	268,752	184,561
Total assets	$33,113,300	$23,068,131
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$603,101	$234,105
Unsecured term loans, net	771,425	810,219
Unsecured senior notes, net of discount	10,637,006	8,973,190
Secured debt, including premiums	239,800	104,934
Operating lease liabilities	1,431,292	693,539
Accounts payable and other accrued liabilities	1,732,318	1,007,761
Accrued dividends and distributions	—	234,620
Acquired below-market leases, net	145,208	148,774
Security deposits and prepaid rents	336,583	208,724
Obligations associated with assets held for sale	—	2,700
Total liabilities	15,896,733	12,418,566

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Redeemable noncontrolling interests	40,027	41,465
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $1,456,250 liquidation preference ($25.00 per share), 58,250,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,434,420	1,434,420
Common Stock: $0.01 par value per share, 392,000,000 and 315,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively, 263,595,562 and 208,900,758 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,622	2,073
Additional paid-in capital	18,606,766	11,577,320
Accumulated dividends in excess of earnings	(3,139,350)	(3,046,579)
Accumulated other comprehensive loss, net	(444,222)	(87,922)
Total stockholders’ equity	16,460,236	9,879,312
Noncontrolling Interests:
Noncontrolling interests in operating partnership	656,266	708,163
Noncontrolling interests in consolidated joint ventures	60,038	20,625
Total noncontrolling interests	716,304	728,788
Total equity	17,176,540	10,608,100
Total liabilities and equity	$33,113,300	$23,068,131

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Rental and other services	$820,072	$812,030
Fee income and other	3,265	2,485
Total operating revenues	823,337	814,515
Operating Expenses:
Rental property operating and maintenance	265,708	254,954
Property taxes and insurance	45,670	40,306
Depreciation and amortization	291,457	311,486
General and administrative	63,538	53,459
Transactions and integration	56,801	2,494
Impairment of investments in real estate	—	5,351
Other	114	4,922
Total operating expenses	723,288	672,972
Operating income	100,049	141,543
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(78,996)	9,217
Gain on deconsolidation, net	—	67,497
Gain on disposition of properties, net	304,801	—
Interest and other income (expense), net	(3,542)	21,444
Interest expense	(85,800)	(101,552)
Income tax expense	(7,182)	(4,266)
Loss from early extinguishment of debt	(632)	(12,886)
Net income	228,698	120,997
Net income attributable to noncontrolling interests	(4,684)	(4,185)
Net income attributable to Digital Realty Trust, Inc.	224,014	116,812
Preferred stock dividends, including undeclared dividends	(21,155)	(20,943)
Net income available to common stockholders	$202,859	$95,869
Net income per share available to common stockholders:
Basic	$0.91	$0.46
Diluted	$0.90	$0.46
Weighted average common shares outstanding:
Basic	222,163,324	207,809,383
Diluted	224,474,295	208,526,249

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$228,698	$120,997
Other comprehensive income (loss):
Foreign currency translation adjustments	(357,202)	9,193
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	21,687
Decrease in fair value of interest rate swaps	(11,838)	(3,775)
Reclassification to interest expense from interest rate swaps	(558)	(2,094)
Other comprehensive income (loss)	(369,598)	25,011
Comprehensive (loss) income	(140,900)	146,008
Comprehensive loss (income) attributable to noncontrolling interests	8,613	(5,249)
Comprehensive (loss) income attributable to Digital Realty Trust, Inc.	$(132,287)	$140,759

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Three Months Ended March 31, 2020	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$9,879,312	$708,163	$20,625	$728,788	$10,608,100
Conversion of common units to common stock	—	—	592,953	6	52,231	—	—	52,237	(52,237)	—	(52,237)	—
Common stock and share-based awards issued in connection with Interxion combination	—	—	54,298,595	543	6,974,709	—	—	6,975,252	—	—	—	6,975,252
Issuance of common stock, net of costs	—	—	50,000	—	6,505	—	—	6,505	—	—	—	6,505
Shares issued under employee stock purchase plan	—	—	25,234	—	2,638	—	—	2,638	—	—	—	2,638
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(4,318)	—	—	(4,318)	—	—	—	(4,318)
Amortization of share-based compensation	—	—	—	—	15,680	—	—	15,680	—	—	—	15,680
Vesting of restricted stock, net	—	—	(271,978)	—	—	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(15,007)	—	—	(15,007)	15,007	—	15,007	—
Adjustment to redeemable noncontrolling interests	2,992	—	—	—	(2,992)	—	—	(2,992)	—	—	—	(2,992)
Dividends declared on preferred stock	—	—	—	—	—	(21,155)	—	(21,155)	—	—	—	(21,155)
Dividends and distributions on common stock and common and incentive units	(175)	—	—	—	—	(295,630)	—	(295,630)	(9,022)	—	(9,022)	(304,652)
Contributions from noncontrolling interests	1,052	—	—	—	—	—	—	—	—	39,476	39,476	39,476
Net income (loss)	(2,906)	—	—	—	—	224,014	—	224,014	7,653	(63)	7,590	231,604
Other comprehensive loss—foreign currency translation adjustments	(2,401)	—	—	—	—	—	(344,350)	(344,350)	(12,852)	—	(12,852)	(357,202)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(11,412)	(11,412)	(426)	—	(426)	(11,838)
Other comprehensive loss— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(538)	(538)	(20)	—	(20)	(558)
Balance as of March 31, 2020	$40,027	$1,434,420	263,595,562	$2,622	$18,606,766	$(3,139,350)	$(444,222)	$16,460,236	$656,266	$60,038	$716,304	$17,176,540

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Three Months Ended March 31, 2019	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	1,517,876	15	135,994	—	—	136,009	(136,009)	—	(136,009)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	245,373	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(375)	—	—	(375)	—	—	—	(375)
Shares issued under employee stock purchase plan	—	—	25,234	—	2,259	—	—	2,259	—	—	—	2,259
Issuance of series K preferred stock, net of offering costs	—	203,423	—	—	—	—	—	203,423	—	—	—	203,423
Amortization of share-based compensation	—	—	—	—	8,400	—	—	8,400	—	—	—	8,400
Reclassification of vested share-based awards	—	—	—	—	(7,320)	—	—	(7,320)	7,320	—	7,320	—
Adjustment to redeemable noncontrolling interests	1,943	—	—	—	(1,943)	—	—	(1,943)	—	—	—	(1,943)
Dividends declared on preferred stock	—	—	—	—	—	(20,329)	—	(20,329)	—	—	—	(20,329)
Dividends and distributions on common stock and common and incentive units	(169)	—	—	—	—	(224,802)	—	(224,802)	(10,181)	—	(10,181)	(234,983)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	28,219	28,219	28,219
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income (loss)	72	—	—	—	—	116,812	—	116,812	4,228	(115)	4,113	120,925
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	29,567	29,567	1,313	—	1,313	30,880
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	(3,614)	(3,614)	(161)	—	(161)	(3,775)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(2,005)	(2,005)	(89)	—	(89)	(2,094)
Balance as of March 31, 2019	$17,678	$1,452,983	208,214,139	$2,066	$11,492,766	$(2,767,708)	$(91,699)	$10,088,408	$772,931	$121,160	$894,091	$10,982,499

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$228,698	$120,997
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / disposition of properties, net	(304,801)	(67,497)
Unrealized loss (gain) on marketable equity security	5,395	(2,405)
Impairment of investments in real estate	—	5,351
Equity in loss (earnings) of unconsolidated joint ventures	78,996	(9,217)
Distributions from unconsolidated joint ventures	3,938	5,667
Write-off due to early lease terminations	113	4,922
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	214,889	207,552
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	76,568	103,934
Amortization of share-based compensation	14,549	7,592
Non-cash amortization of terminated swaps	262	262
Allowance for doubtful accounts	3,148	6,093
Amortization of deferred financing costs	4,260	4,493
Loss from early extinguishment of debt	632	1,808
Amortization of debt discount/premium	920	737
Amortization of acquired above-market leases and acquired below-market leases, net	3,294	6,210
Changes in assets and liabilities:
Accounts and other receivables	19,287	(50,256)
Deferred rent	(11,374)	(13,426)
Deferred leasing costs	(8,579)	(8,032)
Other assets	(34,612)	(35,123)
Accounts payable, operating lease liabilities and other accrued liabilities	(63,714)	49,576
Security deposits and prepaid rents	(5,209)	11,462
Net cash provided by operating activities	226,660	350,700
Cash flows from investing activities:
Improvements to investments in real estate	(377,295)	(389,266)
Deconsolidation of Ascenty cash	—	(97,081)
Proceeds from joint ventures transactions	—	702,439
Cash assumed in acquisitions	116,738	—
Acquisitions of real estate	(313,265)	(9,083)
Proceeds from sale of assets, net of sales costs	526,362	—
Investments in unconsolidated joint ventures	(77,500)	(25,049)
Prepaid construction costs and other investments	—	(8,040)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Improvement advances to tenants	(16,211)	(24,878)
Collection of improvement advances to tenants	3,728	16,649
Net cash (used in) provided by investing activities	(137,443)	165,691
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$1,167,521	$1,346,495
Repayments on global revolving credit facilities	(910,656)	(2,144,075)
Repayments on unsecured term loans	—	(375,000)
Borrowings on unsecured senior notes	1,801,377	1,427,159
Repayments on unsecured senior notes	(1,435,272)	(500,000)
Principal payments on secured debt	(125)	(156)
Payment of loan fees and costs	(10,871)	(7,793)
Premium paid for early extinguishment of debt	—	(11,078)
Capital contributions from noncontrolling interests in consolidated joint ventures, net	34,813	28,219
Proceeds from common and preferred stock offerings, net	2,187	203,048
Proceeds from equity plans	2,638	2,259
Payment of dividends to preferred stockholders	(21,155)	(20,329)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(539,447)	(452,393)
Net cash provided by (used in) financing activities	91,010	(503,644)
Net increase in cash, cash equivalents and restricted cash	180,227	12,747
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18,781)	(13,960)
Cash, cash equivalents and restricted cash at beginning of period	97,253	135,222
Cash, cash equivalents and restricted cash at end of period	$258,699	$134,009

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$110,121	$104,073
Cash paid for income taxes	6,640	3,253
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(357,202)	$30,880
Decrease in other assets related to change in fair value of interest rate swaps	(11,838)	(3,775)
Noncontrolling interests in operating partnership converted to shares of common stock	52,237	136,009
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	180,225	196,462
Decrease to goodwill and deferred tax liability (classified with accounts payable and other accrued liabilities)	—	(9,436)
Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$372,516	$—
Cash and cash equivalents	8,190	—
Account receivables	3,114	—
Customer relationship value and intangibles	68,406	—
Other assets	843	—
Secured debt	(135,000)	—
Accounts payable and other accrued liabilities	(4,602)	—
Acquired below-market leases	(2,540)	—
Noncontrolling interests in consolidated joint venture	(5,715)	—
Cash paid for acquisition of real estate	$305,212	$—

Allocation of purchase price to business combinations:
Land	$310,310	$—
Building and improvements	3,003,378	—
Construction in progress	311,702	—
Land held for future development	33,447	—
Operating lease right-of-use assets	526,399	—
Cash and cash equivalents	108,548	—
Accounts receivable	218,868	—
Goodwill	4,192,504	—
Customer relationship value	1,340,539	—
Revolving credit facility	(128,282)	—
Unsecured notes	(1,434,666)	—
Secured debt	(74,316)	—
Operating lease liabilities	(526,399)	—
Accounts payable and other accrued liabilities	(278,542)	—
Deferred tax liability	(595,795)	—
Other working capital liabilities, net	(32,443)	—
Equity consideration	$6,975,252	$—

Deconsolidation of Ascenty:
Investment in real estate	$—	$(362,951)
Account receivables	—	(24,977)
Acquired in-place lease value, deferred leasing costs and intangibles	—	(480,128)
Goodwill	—	(967,189)
Other assets	—	(31,099)
Secured debt	—	571,873
Accounts payable and other accrued liabilities	—	72,449
Accumulated other comprehensive loss	—	(21,687)
Deconsolidation of Ascenty cash	—	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$—	$(1,340,790)

Recognition of retained investment in unconsolidated Ascenty joint venture	$—	$727,439

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	March 31,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Properties:
Land	$1,146,048	$804,830
Acquired ground leases	10,247	10,725
Buildings and improvements	18,685,951	15,449,884
Tenant improvements	635,046	621,153
Total investments in operating properties	20,477,292	16,886,592
Accumulated depreciation and amortization	(4,694,713)	(4,536,169)
Net investments in operating properties	15,782,579	12,350,423
Construction in progress and space held for development	2,204,867	1,732,555
Land held for future development	137,447	147,597
Net investments in properties	18,124,893	14,230,575
Investments in unconsolidated joint ventures	1,064,009	1,287,109
Net investments in real estate	19,188,902	15,517,684
Operating lease right-of-use assets, net	1,364,621	628,681
Cash and cash equivalents	246,480	89,817
Accounts and other receivables, net	527,699	305,501
Deferred rent	484,179	478,744
Acquired above-market leases, net	66,033	74,815
Goodwill	7,466,046	3,363,070
Customer relationship value, deferred leasing costs and intangibles, net	3,500,588	2,195,324
Assets held for sale	—	229,934
Other assets	268,752	184,561
Total assets	$33,113,300	$23,068,131
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$603,101	$234,105
Unsecured term loans, net	771,425	810,219
Unsecured senior notes, net	10,637,006	8,973,190
Secured debt, including premiums	239,800	104,934
Operating lease liabilities	1,431,292	693,539
Accounts payable and other accrued liabilities	1,732,318	1,007,761
Accrued dividends and distributions	—	234,620
Acquired below-market leases, net	145,208	148,774
Security deposits and prepaid rents	336,583	208,724
Obligations associated with assets held for sale	—	2,700
Total liabilities	15,896,733	12,418,566

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	March 31,	December 31,
	2020	2019
Redeemable noncontrolling interests	40,027	41,465
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $1,456,250 liquidation preference ($25.00 per unit), 58,250,000 units issued and outstanding as of March 31, 2020 and December 31, 2019	1,434,420	1,434,420
Common units, 263,595,562 and 208,900,758 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	15,470,038	8,532,814
Limited Partners, 8,473,386 and 8,843,155 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	673,051	711,650
Accumulated other comprehensive loss	(461,007)	(91,409)
Total partners’ capital	17,116,502	10,587,475
Noncontrolling interests in consolidated joint ventures	60,038	20,625
Total capital	17,176,540	10,608,100
Total liabilities and capital	$33,113,300	$23,068,131

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Rental and other services	$820,072	$812,030
Fee income and other	3,265	2,485
Total operating revenues	823,337	814,515
Operating Expenses:
Rental property operating and maintenance	265,708	254,954
Property taxes and insurance	45,670	40,306
Depreciation and amortization	291,457	311,486
General and administrative	63,538	53,459
Transactions and integration	56,801	2,494
Impairment of investments in real estate	—	5,351
Other	114	4,922
Total operating expenses	723,288	672,972
Operating income	100,049	141,543
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(78,996)	9,217
Gain on deconsolidation, net	—	67,497
Gain on disposition of properties, net	304,801	—
Interest and other income (expense), net	(3,542)	21,444
Interest expense	(85,800)	(101,552)
Income tax expense	(7,182)	(4,266)
Loss from early extinguishment of debt	(632)	(12,886)
Net income	228,698	120,997
Net loss attributable to noncontrolling interests	3,116	115
Net income attributable to Digital Realty Trust, L.P.	231,814	121,112
Preferred units distributions, including undeclared distributions	(21,155)	(20,943)
Net income available to common unitholders	$210,659	$100,169
Net income per unit available to common unitholders:
Basic	$0.91	$0.46
Diluted	$0.90	$0.46
Weighted average common units outstanding:
Basic	230,442,659	217,039,295
Diluted	232,753,630	217,756,161

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$228,698	$120,997
Other comprehensive income (loss):
Foreign currency translation adjustments	(357,202)	9,193
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	21,687
Decrease in fair value of interest rate swaps	(11,838)	(3,775)
Reclassification to interest expense from interest rate swaps	(558)	(2,094)
Other comprehensive income (loss)	(369,598)	25,011
Comprehensive (loss) income	$(140,900)	$146,008
Comprehensive loss attributable to noncontrolling interests	3,116	115
Comprehensive (loss) income attributable to Digital Realty Trust, L.P.	$(137,784)	$146,123

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Three Months Ended March 31, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$10,587,475	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	592,953	52,237	(592,953)	(52,237)	—	—	—	—
Common units and share-based awards issued in connection with Interxion combination	—	—	—	54,298,595	6,975,252	—	—	—	6,975,252	—	6,975,252
Issuance of common units, net of offering costs	—	—	—	50,000	6,505	—	—	—	6,505	—	6,505
Issuance of common units, net of forfeitures	—	—	—	—	—	223,184	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,638	—	—	—	2,638	—	2,638
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,068)	—	—	—	(3,068)	—	(3,068)
Amortization of share-based compensation	—	—	—	—	14,430	—	—	—	14,430	—	14,430
Vesting of restricted common units, net	—	—	—	(271,978)	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(15,007)	—	15,007	—	—	—	—
Adjustment to redeemable partnership units	2,992	—	—	—	(2,992)	—	—	—	(2,992)	—	(2,992)
Distributions	(175)	—	(21,155)	—	(295,630)	—	(9,022)	—	(325,807)	—	(325,807)
Contributions from noncontrolling interests in consolidated joint ventures	1,052	—	—	—	—	—	—	—	—	39,476	39,476
Net income (loss)	(2,906)	—	21,155	—	202,859	—	7,653	—	231,667	(63)	231,604
Other comprehensive loss—foreign currency translation adjustments	(2,401)	—	—	—	—	—	—	(357,202)	(357,202)	—	(357,202)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(11,838)	(11,838)	—	(11,838)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(558)	(558)	—	(558)

Balance as of March 31, 2020	$40,027	58,250,000	$1,434,420	263,595,562	$15,470,038	8,473,386	$673,051	$(461,007)	$17,116,502	$60,038	$17,176,540

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Three Months Ended March 31, 2019	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$10,765,154	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	1,517,876	136,009	(1,517,876)	(136,009)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	245,373	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(375)	—	—	—	(375)	—	(375)
Issuance of common units, net of forfeitures	—	—	—	—	—	410,451	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,259	—	—	—	2,259	—	2,259
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,423	—	—	—	—	—	203,423	—	203,423
Amortization of share-based compensation	—	—	—	—	8,400	—	—	—	8,400	—	8,400
Reclassification of vested share-based awards	—	—	—	—	(7,320)	—	7,320	—	—	—	—
Adjustment to redeemable partnership units	1,943	—	—	—	(1,943)	—	—	—	(1,943)	—	(1,943)
Distributions	(169)	—	(20,329)	—	(224,802)	—	(10,181)	—	(255,312)	—	(255,312)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	28,219	28,219
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	(6,318)	—	(6,318)
Net income (loss)	72	—	20,329	—	96,483	—	4,228	—	121,040	(115)	120,925
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	30,880	30,880	—	30,880
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	(3,775)	(3,775)	—	(3,775)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(2,094)	(2,094)	—	(2,094)

Balance as of March 31, 2019	$17,678	59,050,000	$1,452,983	208,214,139	$8,727,124	9,473,459	$776,614	$(95,382)	$10,861,339	$121,160	$10,982,499

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$228,698	$120,997
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / disposition of properties, net	(304,801)	(67,497)
Unrealized loss (gain) on marketable equity security	5,395	(2,405)
Impairment of investments in real estate	—	5,351
Equity in loss (earnings) of unconsolidated joint ventures	78,996	(9,217)
Distributions from unconsolidated joint ventures	3,938	5,667
Write-off due to early lease terminations	113	4,922
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	214,889	207,552
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	76,568	103,934
Amortization of share-based compensation	14,549	7,592
Non-cash amortization of terminated swaps	262	262
Allowance for doubtful accounts	3,148	6,093
Amortization of deferred financing costs	4,260	4,493
Loss from early extinguishment of debt	632	1,808
Amortization of debt discount/premium	920	737
Amortization of acquired above-market leases and acquired below-market leases, net	3,294	6,210
Changes in assets and liabilities:
Accounts and other receivables	19,287	(50,256)
Deferred rent	(11,374)	(13,426)
Deferred leasing costs	(8,579)	(8,032)
Other assets	(34,612)	(35,123)
Accounts payable, operating lease liabilities and other accrued liabilities	(63,714)	49,576
Security deposits and prepaid rents	(5,209)	11,462
Net cash provided by operating activities	226,660	350,700
Cash flows from investing activities:
Improvements to investments in real estate	(377,295)	(389,266)
Cash assumed in acquisitions	116,738	—
Acquisitions of real estate	(313,265)	(9,083)
Proceeds from sale of properties, net of sales costs	526,362	—
Proceeds from the joint ventures transactions	—	702,439
Deconsolidation of Ascenty cash	—	(97,081)
Prepaid construction costs and other investments	—	(8,040)
Investments in unconsolidated joint ventures	(77,500)	(25,049)
Improvement advances to tenants	(16,211)	(24,878)
Collection of improvement advances to tenants	3,728	16,649
Net cash (used in) provided by investing activities	(137,443)	165,691

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$1,167,521	$1,346,495
Repayments on global revolving credit facilities	(910,656)	(2,144,075)
Repayments on unsecured term loans	—	(375,000)
Borrowings on unsecured senior notes	1,801,377	1,427,159
Repayments on unsecured senior notes	(1,435,272)	(500,000)
Principal payments on secured debt	(125)	(156)
Payment of loan fees and costs	(10,871)	(7,793)
Premium paid for early extinguishment of debt	—	(11,078)
Capital contributions from noncontrolling interests in consolidated joint ventures, net	34,813	28,219
General partner contributions	4,825	205,307
Payment of distributions to preferred unitholders	(21,155)	(20,329)
Payment of distributions to common unitholders	(539,447)	(452,393)
Net cash provided by (used in) financing activities	91,010	(503,644)
Net increase in cash, cash equivalents and restricted cash	180,227	12,747
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18,781)	(13,960)
Cash, cash equivalents and restricted cash at beginning of year	97,253	135,222
Cash, cash equivalents and restricted cash at end of year	$258,699	$134,009

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$110,121	$104,073
Cash paid for income taxes	6,640	3,253
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(357,202)	$30,880
Decrease in other assets related to change in fair value of interest rate swaps	(11,838)	(3,775)
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	—	(9,436)
Limited Partner common units converted to General Partner common units	52,237	136,009
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	180,225	196,462

Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$372,516	$—
Cash and cash equivalents	8,190	—
Account receivables	3,114	—
Customer relationship value and intangibles	68,406	—
Other assets	843	—
Secured debt	(135,000)	—
Accounts payable and other accrued liabilities	(4,602)	—
Acquired below-market leases	(2,540)	—
Noncontrolling interests in consolidated joint venture	(5,715)	—
Cash paid for acquisition of real estate	$305,212	$—

Allocation of purchase price to business combinations:
Land	$310,310	$—
Building and improvements	3,003,378	—
Construction in progress	311,702	—
Land held for future development	33,447	—
Operating lease right-of-use assets	526,399	—
Cash and cash equivalents	108,548	—
Accounts receivable	218,868	—
Goodwill	4,192,504	—
Customer relationship value	1,340,539	—
Revolving credit facility	(128,282)	—
Unsecured notes	(1,434,666)	—
Secured debt	(74,316)	—
Operating lease liabilities	(526,399)	—
Accounts payable and other accrued liabilities	(278,542)	—
Deferred tax liability	(595,795)	—
Other working capital liabilities, net	(32,443)	—
Equity consideration	$6,975,252	$—

Deconsolidation of Ascenty:
Investment in real estate	$-	$(362,951)
Account receivables	-	(24,977)
Acquired in-place lease value, deferred leasing costs and intangibles	-	(480,128)
Goodwill	-	(967,189)
Other assets	-	(31,099)
Secured debt	-	571,873
Accounts payable and other accrued liabilities	-	72,449
Accumulated other comprehensive loss	-	(21,687)
Deconsolidation of Ascenty cash	-	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$-	$(1,340,790)

Recognition of retained investment in unconsolidated Ascenty joint venture	$-	$727,439

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of  March 31, 2020 and  December 31, 2019 is as follows:

	Data Centers
	As of March 31, 2020 (1)			As of December 31, 2019
		Unconsolidated				Unconsolidated
Region	Operating	Joint Ventures	Total	Operating	Held for Sale (2)	Joint Ventures	Total
United States	120	16	136	119	11	17	147
Europe	41	—	41	41	—	—	41
Latin America	—	19	19	—	—	19	19
Asia	5	5	10	5	—	5	10
Australia	5	—	5	5	—	—	5
Canada	2	—	2	2	1	—	3
Total	173	40	213	172	12	41	225
(1)	Excludes 62 data centers that were acquired as part of the Interxion Combination.
(2)	Includes 10 Powered Base Building® properties, which comprise 12 data centers, that were held for sale to a third party as of December 31, 2019 and subsequently sold in January 2020 (see Note 4).

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Dublin, Frankfurt, London and Paris metropolitan areas in Europe (excluding Interxion’s portfolio), the Fortaleza, Rio de Janeiro, Santiago and São Paulo metropolitan areas in Latin America, and the Hong Kong, Melbourne, Osaka, Seoul, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway facilities and office and other non-data center space.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2020, Digital Realty Trust, Inc. owned a 96.9% common interest and a 100.0% preferred interest in the Operating Partnership. As of  December 31, 2019, Digital Realty Trust, Inc. owned a 95.9% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

As used in these Notes: “DFT” refers to DuPont Fabros Technology, Inc.; “DFT Merger” refers to the Company’s acquisition of DuPont Fabros Technology, Inc.; “DFT Operating Partnership” refers to DuPont Fabros Technology, L.P.; “European Portfolio Acquisition” refers to the Company’s acquisition of a portfolio of eight data centers in Europe; “InterXion” refers to InterXion Holding N.V.; “InterXion Combination” refers to the Company’s combination with InterXion Holding N.V.; and “Telx Acquisition” refers to the Company’s acquisition of Telx Holdings, Inc.

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

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

●	condensed consolidated face financial statements; and
●	the following notes to the condensed consolidated financial statements:
●	"Debt of the Company" and "Debt of the Operating Partnership";
●	"Income per Share" and "Income per Unit"; and
●	"Equity and Accumulated Other Comprehensive Loss, Net of the Company" and "Capital and Accumulated Other Comprehensive Loss of the Operating Partnership".

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, cash equivalents consist of investments in money market instruments.

(c) Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. We use the equity method when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, we initially recognize these investments in the balance sheet at our cost or proportionate share of fair value. We subsequently adjust the accounts to reflect our proportionate share of net earnings or losses recognized and other comprehensive income or loss, distributions received, contributions made and certain other adjustments, as appropriate. We do not record losses of the joint ventures in excess of our investment balances unless we are liable for the obligations of the joint venture or are otherwise committed to provide financial support to the joint venture. Likewise, and as long as we have no explicit or implicit obligations to the joint venture, we will suspend equity method accounting to the extent that cash distributions exceed our investment balances until those unrecorded earnings exceed the excess distributions previously recognized in income. In this case, we will apply cost accounting concepts which result in income being equal to cash distributions received.  Cost basis accounting concepts will apply until earnings exceed the excess distributions previously recognized in income.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. In the event the underlying asset is goodwill, the difference is not amortized. The amortization of this difference was immaterial for the three months ended March 31, 2020 and 2019, respectively.

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

(e) Acquisition Accounting

Acquisition accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. The Company evaluates the nature of the purchase to determine whether the purchase is a business combination or an asset acquisition. Transaction costs associated with business combinations are expensed as incurred while transaction costs associated with an asset acquisition are included in the total costs of the acquisition and are allocated on a pro-rata basis to the carrying value of the assets and liabilities recognized in connection with the acquisition. The following accounting policies related to valuing the acquired tangible and intangible assets and liabilities are applicable to both business combinations and asset acquisitions. However, in the event the purchase is an asset acquisition, no goodwill or gain is permitted to be recognized. In an asset acquisition, the difference between the sum of the identified tangible and intangible assets and liabilities and the total purchase price (including transactions costs) is allocated to the identified tangible and intangible assets and liabilities on a relative fair value basis. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and acquired ground leases and in the case of a business combination, customer relationship value, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate. When we obtain control of an unconsolidated entity that we previously held as an equity method investment and the acquisition qualifies as a business combination, we account for the acquisition in accordance with the guidance for a business combination achieved in stages. We remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value, derecognize the book value associated with that interest, and recognize any resulting gain or loss in earnings.  If the acquisition qualifies as an asset acquisition, we account for the acquisition under a cost accumulation model, with the cost of the acquisition, including transaction costs allocated to the assets acquired on the basis of relative fair values.

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

The Company uses the excess earnings method to value customer relationship value, if any. Such value exists in transactions that involve the acquisition of customers that are expected to generate recurring revenues beyond existing in-place lease terms. The primary factors to be considered by management in its analysis of customer relationship value include historical customer lease renewals and attrition rates, rental renewal probabilities and related market terms, estimated operating costs, and discount rate. Customer relationship value is amortized to expense ratably over the anticipated life of the customer relationships generating excess earnings, which is the period management uses to value this intangible asset.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in a business combination. Goodwill is not amortized.  We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Prior to 2020, the standard required an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, the entity performed Step 2 and compared the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeded the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new guidance was effective for us in the first quarter of 2020 and was adopted on a prospective basis. The adoption of this guidance had no significant impact on our condensed consolidated financial statements. We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign currency exchange rates.

The following is a summary of goodwill activity for the three months ended March 31, 2020 (in thousands):

	Balance as of		Impact of Change	Balance as of
	December 31,	Merger /	in Foreign	March 31,
Merger / Portfolio Acquisition	2019	Acquisition	Exchange Rates	2020

Telx Acquisition	$330,845	$—	$—	$330,845
European Portfolio Acquisition	440,079	—	(20,250)	419,829
DFT Merger	2,592,146	—	—	2,592,146
Interxion Combination	—	4,192,504	(69,278)	4,123,226
Total	$3,363,070	$4,192,504	$(89,528)	$7,466,046

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

During the three months ended March 31, 2020 and 2019 we capitalized interest of approximately $10.5 million and $10.9 million, respectively. During the three months ended March 31, 2020 and 2019, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $13.7 million and $12.0 million, respectively.

(h) Deferred Leasing Costs

Leasing commissions and other direct costs associated with successful leasing to customers are capitalized and amortized on a straight-line basis over the terms of the related leases. During the three months ended March 31, 2020 and 2019, we capitalized amounts relating to variable compensation of employees direct and incremental to successful leasing activities of approximately $8.6 million and $8.1 million, respectively. Deferred leasing costs is included in customer relationship value, deferred leasing costs and intangibles on the condensed consolidated balance sheet and amounted to approximately $285.8 million and $291.8 million, net of accumulated amortization, as of March 31, 2020 and December 31, 2019, respectively. Amortization expense on capitalized deferred leasing costs was approximately $18.5 million and $19.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

(j) Share-Based Compensation

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

(k) Derivative Instruments

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

(l) Income Taxes

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2020 and December 31, 2019, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three months ended March 31, 2020 and 2019, we had no such interest or penalties. The tax year 2016 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

See Note 12 for further discussion on income taxes.

(m) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(n) Redeemable Noncontrolling Interests

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

(o) Leases

Transition

On January 1, 2019, we adopted ASU No. 2016-02 “Leases” and the several additional ASU’s intended to clarify certain aspects of ASU 2016-02 and to provide certain practical expedients entities can elect upon adoption (collectively “Topic 842”). Topic 842 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e. lessees and lessors). Upon adoption of the new lease accounting standard, we elected the following practical expedients and accounting policies provided by this lease standard:

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

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases, and contingent rental payments. Non-lease components consist primarily of customer recoveries representing reimbursements of rental operating expenses under our triple net lease structure, including recoveries for utilities, repairs and maintenance, and common area expenses. If a lessee makes payments for taxes and insurance directly to a third party on behalf of a lessor, lessors are required to exclude them from variable payments and from recognition in the lessors’ income statements. Otherwise, customer recoveries for taxes and insurance are classified as additional lease revenue recognized by the lessor on a gross basis in their income statements.

On January 1, 2019, we adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under rental and other services in our condensed consolidated income statements. Tenant recoveries are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

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

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of March 31, 2020 and December 31, 2019, the balance of rent receivable, net of allowance, was $399.7 million and $171.9 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable and other accrued liabilities in our condensed consolidated balance sheets. The allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 was approximately $18.9 million and $13.8 million, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We make subjective estimates as to the probability of collection of substantially all lease payments over the term of a lease. We specifically analyze customer creditworthiness, accounts receivable and historical bad debts and current economic trends when evaluating the probability of collection. If collection of substantially all lease payments over the term of a lease is deemed not probable, rental revenue would be recognized when payment is received and revenue would not be recognized on a straight-line basis. We monitor the probability of collection over the lease term and in the event the collection of substantially all lease payments is no longer probable, we cease recognizing revenue on a straight-line basis and write-off the balance of all deferred rent related to the lease and commence recording rental revenue on a cash-basis. In addition, we record a full valuation allowance on the balance of any rent receivable, less the balance of any security deposits or letters of credit. In the event that we subsequently determine the collection is probable, we resume recognizing rental revenue on a straight-line basis and record the incremental revenue such that the cumulative rental revenue is equal to the amount of revenue that would have been recorded on a straight-line basis since the inception of the lease. We also would reverse the allowance for bad debt recorded on the balance of accounts receivable.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

(p) Revenue Recognition

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

The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease component and which are recorded within rental and other services. Revenue recognized as a result of applying Topic 606 was less than 3% of total operating revenue for the three months ended March 31, 2020 and 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(q) Assets and Liabilities Measured at Fair Value

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

(r) Transaction and Integration Expense

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

(s) Gains on Disposition of Properties

As of January 1, 2018, we began accounting for the sale or contribution of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for revenue recognition based on transfer of ownership. We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from the disposition of real estate when known.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(t) Gain on Deconsolidation

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

(u) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to the valuation of our real estate properties, customer relationship value, goodwill, contingent consideration, accounts receivable and deferred rent receivable, performance-based equity compensation plans and the completeness of accrued liabilities. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

(v) Segment and Geographic Information

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

Operating revenues from properties in the United States were $627.9 million and $635.4 million and outside the United States were $195.4 million and $179.1 million for the three months ended March 31, 2020 and 2019, respectively. We had investments in real estate located in the United States of $11.0 billion and $10.6 billion, and outside the United States of $7.1 billion and $3.7 billion, as of March 31, 2020 and December 31, 2019, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(w) New Accounting Pronouncements

New Accounting Standards Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters

ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured on an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected.

	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material effect on our condensed consolidated financial statements.

ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment by eliminating the process of measuring the implied value of goodwill, known as step two, from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material effect on our condensed consolidated financial statements.

ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard contains optional practical expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relations, and other transactions affected by reference rate reform if certain criteria are met.

We elected certain optional practical expedients as of January 1, 2020.

The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of January 1, 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

We determined that all other recently issued accounting pronouncements that have yet to be adopted by the Company will not have a material impact on our consolidated financial statements or do not apply to our operations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Business Combinations

Interxion Combination

We obtained control of Interxion on March 9, 2020 and completed the Interxion Combination on March 12, 2020 for total equity consideration of approximately $7.0 billion, including approximately $108.5 million of assumed cash and cash equivalents. As of March 31, 2020, the estimated fair values of acquired assets and assumed liabilities were provisional estimates, based on the best information available. We have not been able to obtain all of the necessary information to complete the valuation of each of the assets and liabilities since the acquisition closed late in the quarter, consequently, more time is needed to obtain all of the source documents, obtain market data information in the various metropolitan areas, and adequately review and evaluate the information. These provisional estimates are subject to change as we complete all remaining steps in finalizing the purchase price allocation, and it is reasonably possible that there could be significant changes to the preliminary values below. We expect to finalize the valuation of all assets and liabilities by June 30, 2020.

The following table summarizes the provisional amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Provisional
Amounts
Land	$310,310
Building and improvements	3,003,378
Construction in progress	311,702
Land held for development	33,447
Operating lease right-of-use assets	526,399
Cash and cash equivalents	108,548
Accounts receivables	218,868
Goodwill	4,192,504
Customer relationship value	1,340,539
Revolving credit facility	(128,282)
Mortgage loans	(74,316)
Unsecured debt	(1,434,666)
Accounts payable and other accrued liabilities	(278,542)
Operating lease liabilities	(526,399)
Deferred tax liability	(595,795)
Other working capital liabilities, net	(32,443)
Total purchase price	$6,975,252

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in the acquisition. As shown above, we recorded approximately $4.2 billion of goodwill related to the Interxion Combination. The strategic benefits of the acquisition include the Company’s ability to continue its strategy to provide solutions on a global basis with a diversified product offering of data center solutions for both small and large footprint deployments as well as interconnection services. These factors contributed to the goodwill that was recorded upon consummation of the transaction.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma financial information set forth below is based on our historical condensed consolidated income statements for the three months ended March 31, 2020 and 2019, adjusted to give effect to the Interxion Combination as if it occurred on January 1, 2019. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of Interxion debt in connection with the Interxion Combination.

	Pro forma (unaudited)
	(in thousands, except per share data)
	Three Months Ended March 31,
Digital Realty Trust, Inc.	2020	2019
Total revenue	$971,336	$986,519
Net income available to common stockholders (1)	$242,036	$22,634
Income per share, diluted (2)	$0.91	$0.09

	Pro forma (unaudited)
	(in thousands, except per unit data)
	Three Months Ended March 31,
Digital Realty Trust, L.P.	2020	2019
Total revenue	$971,336	$986,519
Net income available to common unitholders (1)	$249,836	$26,934
Income per unit, diluted (2)	$0.91	$0.09

(1)	Pro forma net income available to common stockholders/unitholders was adjusted to exclude $52.4 million of merger related costs incurred by the Company during the three months ended March 31, 2020 and to include these charges for the corresponding period in 2019.
(2)	Adjusted to give effect to the issuance of approximately 54.3 million shares of Digital Realty Trust, Inc. common stock in the Interxion Combination.

Revenues of approximately $47.4 million and net income of approximately $2.5 million associated with the Interxion Combination are included in the condensed consolidated income statement for the three months ended March 31, 2020.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Real Estate

Acquisitions

We acquired the following real estate during the three months ended March 31, 2020:

Amount
Property Type	(in millions) (1)
Westin (2)	$305.2
Land parcel (3)	6.4
$311.6
(1)	Purchase price in U.S. dollars and excludes capitalized closing costs.
(2)	On February 25, 2020, we closed on the acquisition of a 49% ownership interest in the Westin Building Exchange in Seattle for a purchase price of approximately $305 million plus the assumption of debt. The acquisition of the interest held by seller increases our ownership interest to 99% of the property. Prior to the acquisition, our existing 50% ownership interest was accounted for under the equity method of accounting and classified within "Investment in unconsolidated joint ventures". The carrying value of our investment in Westin was zero as of the date of this acquisition and as of December 31, 2019.
(3)	Represents one currently vacant land parcel located in Europe which is not included in our operating property count.

The table below reflects the purchase price allocation for the above real estate acquired during the three months ended March 31, 2020 (in thousands):

								Noncontrolling
			Customer			Below-		Interests in	Acquisition
		Buildings and	Relationship	In-Place	Working	Market	Secured	Consolidated	Date Fair
Description	Land	Improvements	Value	Leases	Capital, net	Leases	Debt	Joint Ventures	Value

Westin	$43,110	$329,406	$49,441	$18,965	$7,545	$(2,540)	$(135,000)	$(5,715)	$305,212
Land parcel	6,400	—	—	—	—	—	—	—	6,400
Total	$49,510	$329,406	$49,441	$18,965	$7,545	$(2,540)	$(135,000)	$(5,715)	$311,612

Weighted average remaining intangible amortization life (in years)			15	15		15

Assets Held For Sale / Disposition

On September 16, 2019, we announced the proposed sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree Investments Pte Ltd (“Mapletree Investments”) and Mapletree Industrial Trust (“MIT” and together with Mapletree Investments, “Mapletree”), at a purchase consideration of approximately $557.0 million. As of December 31, 2019, these 12 data centers had an aggregate carrying value of $229.9 million within total assets and $2.7 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet. In January 2020, we closed on the sale of the 12 data centers for a gain of approximately $304.8 million. We will provide transitional property management services for one year from the closing date at a customary market rate. The 12 data centers were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Leases

Lessee accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2048. As of March 31, 2020, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of March 31, 2020, the termination dates of these ground leases range from 2024 to 2981. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2027. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases.

Lessor accounting

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Investments in Unconsolidated Joint Ventures

As of March 31, 2020 and December 31, 2019, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our condensed consolidated balance sheets consist of the following (in thousands):

	Year Joint	# of	Metropolitan			Balance as of	Balance as of
Joint Venture	Venture Formed	Data Centers	Area	% Ownership		March 31, 2020	December 31, 2019

Ascenty (1)	2019	19	Brazil / Chile	51	% (2)	$524,822	$774,853
Mapletree	2019	3	Northern Virginia	20%		195,025	208,354
MCDR	2017	4	Osaka / Tokyo	50%		235,426	200,652
CenturyLink	2012	1	Hong Kong	50%		90,257	88,647
Other	Various	13	U.S.			18,479	14,603
Total		40				$1,064,009	$1,287,109
(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.
(2)	Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture, which has a carrying value as of March 31, 2020 and December 31, 2019 of approximately $19.5 million and $23.9 million, respectively, and is classified within redeemable noncontrolling interests in our condensed consolidated balance sheet.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and customer relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2020 and December 31, 2019.

	Balance as of
(Amounts in thousands)	March 31, 2020	December 31, 2019
Real Estate Intangibles:
Customer relationship value:
Gross amount (1)	$3,194,157	$1,845,949
Accumulated amortization	(427,337)	(400,570)
Net	$2,766,820	$1,445,379
Acquired in-place lease value:
Gross amount	$1,368,685	$1,357,190
Accumulated amortization	(920,682)	(899,071)
Net	$448,003	$458,119
Acquired above-market leases:
Gross amount	$276,679	$279,048
Accumulated amortization	(210,646)	(204,233)
Net	$66,033	$74,815
Acquired below-market leases:
Gross amount	$396,532	$396,509
Accumulated amortization	(251,324)	(247,735)
Net	$145,208	$148,774
(1)	Balance as of March 31, 2020 includes provisional amounts from Interxion Combination (see Note 3).

Amortization of customer relationship value (a component of depreciation and amortization expense) was approximately $29.1 million and $38.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the weighted average remaining contractual life for customer relationship value was 16.4 years. Estimated annual amortization of customer relationship value for each of the five succeeding years and thereafter, commencing April 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$155,015
2021	206,687
2022	206,687
2023	206,687
2024	206,687
Thereafter	1,785,057
Total	$2,766,820

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was approximately $27.2 million and $44.9 million for the three months ended March 31, 2020 and 2019, respectively. The expected average amortization period for acquired in-place lease value is 5.9 years as of March 31, 2020. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.7 years as of March 31, 2020. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing April 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$72,301
2021	79,168
2022	59,522
2023	48,425
2024	41,326
Thereafter	147,261
Total	$448,003

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental revenues of $(3.3) million and $(6.2) million for the three months ended March 31, 2020 and 2019, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 7.7 years and 2.4 years, respectively, as of March 31, 2020. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing April 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$(7,269)
2021	(3,406)
2022	4,806
2023	9,572
2024	10,224
Thereafter	65,248
Total	$79,175

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

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes), 4.450% notes due 2028 (4.450% 2028 Notes) and 3.600% notes due 2029 (3.600% 2029 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (3.300% 2029 Notes) and 3.750% notes due 2030 (3.750% 2030 Notes), the obligations of Digital Euro Finco, LLC, an indirect wholly owned finance subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes), 2.500% notes due 2026 (2026 Notes) and 1.125% notes due 2028 (1.125% 2028 Notes) and the obligations of Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, with respect to its 0.125% notes due 2022 (0.125% 2022 Notes), 0.625% notes due 2025 (0.625% 2025 Notes) and 1.500% notes due 2030 (1.500% 2030 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facilities and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	Interest Rate at				Principal		Principal
	March 31,				Outstanding at		Outstanding at
Indebtedness	2020		Maturity Date		March 31, 2020		December 31, 2019
Global revolving credit facilities	Various	(1)	Jan 24, 2023	(1)	$613,913	(2)	$245,766	(2)
Deferred financing costs, net					(10,812)		(11,661)
Global revolving credit facilities, net					603,101		234,105
Unsecured Term Loans
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023		474,096	(5)	513,205	(5)
Deferred financing costs, net					(2,671)		(2,986)
Unsecured term loans, net					771,425		810,219
Unsecured senior notes:
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
0.125% notes due 2022	0.125%		Oct 15, 2022		330,930	(6)	—
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		372,600	(7)	397,710	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		661,860	(6)	672,780	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		310,500	(7)	331,425	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		496,800	(7)	530,280	(7)
0.625% notes due 2025	0.625%		Jul 15, 2025		717,015	(6)	—
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,185,832	(6)	1,205,398	(6)
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
1.125% notes due 2028	1.125%		Apr 9, 2028		551,550	(6)	560,650	(6)
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.600% notes due 2029	3.600%		Jul 1, 2029		434,700	(7)	463,995	(7)
3.300% notes due 2029	3.300%		Jul 19, 2029		900,000	(7)	900,000	(7)
1.500% notes due 2030	1.500%		Mar 15, 2030		827,325	(6)	—
3.750% notes due 2030	3.750%		Oct 17, 2030		683,100	(7)	729,135	(7)
Unamortized discounts, net of premiums					(26,148)		(16,145)
Total senior notes, net of discount					10,696,064		9,025,228
Deferred financing costs, net					(59,058)		(52,038)
Total unsecured senior notes, net of discount and deferred financing costs					10,637,006		8,973,190

Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020		$964	(8)	$1,089
Secured note due March 2023	LIBOR + 1.000	% (4)	Mar 1, 2023		104,000		104,000
Westin	3.290%		Jul 11, 2027		135,000		—
Unamortized net premiums					31		54
Total secured debt, including premiums					239,995		105,143
Deferred financing costs, net					(195)		(209)
Total secured debt, including premiums and net of deferred financing costs					239,800		104,934
Total indebtedness					$12,251,332		$10,122,448
(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 90 basis points, which is based on the current credit ratings of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit ratings of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit ratings of our long-term debt.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Balances as of March 31, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-	Balance as of		Weighted-
	March 31,		average	December		average
Denomination of Draw	2020		interest rate	31, 2019		interest rate
Floating Rate Borrowing (a) (d)
U.S. dollar ($)	$200,000		1.82%	$—		—%
Euro (€)	110,310	(b)	0.90%	44,852	(c)	0.90%
Australian dollar (AUD)	1,104	(b)	1.36%	1,264	(c)	1.74%
Hong Kong dollar (HKD)	1,548	(b)	2.04%	—		—%
Singapore dollar (SGD)	56,326	(b)	1.26%	53,199	(c)	2.46%
Canadian dollar (CAD)	16,706	(b)	2.51%	—		—%
Total	$385,994		1.51%	$99,315		1.75%

Yen Revolving Credit Facility (a)	$227,919	(e)	0.50%	$146,451	(e)	0.50%

Total borrowings	$613,913		1.13%	$245,766		1.00%
(a)	The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index, subject to a zero floor, plus a margin of 90 basis points, which is based on the current credit rating of our long-term debt. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index, subject to a zero floor, plus a margin of 50 basis points, which is based on the current credit rating of our long-term debt.
(b)	Based on exchange rates of $1.10 to €1.00, $0.61 to 1.00 AUD, $0.13 to 1.00 HKD, $0.70 to 1.00 SGD and $0.71 to 1.00 CAD, respectively, as of March 31, 2020.
(c)	Based on exchange rates of $1.12 to €1.00, $0.70 to 1.00 AUD and $0.74 to 1.00 SGD, respectively, as of December 31, 2019.
(d)	As of March 31, 2020, approximately $46.5 million of letters of credit were issued.
(e)	Based on exchange rates of $0.01 to 1.00 JPY as of March 31, 2020 and December 31, 2019.

(3)	Interest rates are based on our current senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan.
(4)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by a portion of U.S. dollar and Canadian dollar borrowings under the 2023 Term Loan and 2024 Term Loan, and the secured note due March 2023. See Note 16. "Derivative Instruments" for further information.
(5)	Balances as of March 31, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-		Balance as of		Weighted-
	March 31,		average		December 31,		average
Denomination of Draw	2020		interest rate		2019		interest rate
U.S. dollar ($)	$300,000		1.70	% (b)	$300,000		2.74	% (d)
Singapore dollar (SGD)	140,007	(a)	2.56%		147,931	(c)	2.68%
Australian dollar (AUD)	177,983	(a)	1.59%		203,820	(c)	1.85%
Hong Kong dollar (HKD)	86,082	(a)	2.27%		85,629	(c)	3.60%
Canadian dollar (CAD)	70,024	(a)	2.53	% (b)	75,825	(c)	3.00	% (d)
Total	$774,096		1.97	% (b)	$813,205		2.62	% (d)
(a)	Based on exchange rates of $0.70 to 1.00 SGD, $0.61 to 1.00 AUD, $0.13 to 1.00 HKD and $0.71 to 1.00 CAD, respectively, as of March 31, 2020.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	As of March 31, 2020, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.18% (Total). See Note 16 "Derivative Instruments" for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.74 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.77 to 1.00 CAD, respectively, as of December 31, 2019.
(d)	As of December 31, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.39% (Total).
(6)	Based on exchange rates of $1.10 to €1.00 as of March 31, 2020 and $1.12 to €1.00 as of December 31, 2019.
(7)	Based on exchange rates of $1.24 to £1.00 as of March 31, 2020 and $1.33 to £1.00 as of December 31, 2019.
(8)	Debt was repaid in full on April 13, 2020.

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At  March 31, 2020, we were in compliance with each of these financial covenants.

Euro Notes

On January 17, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €300.0 million aggregate principal amount of 0.125% Guaranteed Notes due 2022 (the “0.125% 2022 Notes”), €650.0 million aggregate principal amount of 0.625% Guaranteed Notes due 2025 (the “0.625% 2025 Notes”) and €750.0 million aggregate principal amount of 1.500% Guaranteed Notes due 2030 (the “1.500% 2030 Notes” and, together with the 0.125% 2022 Notes and 0.625% 2025 Notes, the “Euro Notes”). The Euro Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of each series of Euro Notes are governed by separate indentures, each dated as of January 17, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent (the “Indentures”).

Net proceeds from the offering were approximately €1,678.6 million (or approximately $1,861.9 million based on the exchange rate as of January 17, 2020) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 0.625% 2025 Notes and the 1.500% 2030 Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the 0.625% 2025 Notes and the 1.500% 2030 Notes to Eligible Green Projects, a portion of an amount equal to the net proceeds from such notes were used for the repayment, redemption and/or discharge of debt of Interxion or its subsidiaries and the payment of certain transaction fees and expenses incurred in connection with our previously announced combination with Interxion. We intend to use the net proceeds from the offering of the 0.125% 2022 Notes and, pending the uses described in the previous sentence, may use the net proceeds from the offering of the 0.625% 2025 Notes and the 1.500% 2030 Notes to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facilities, acquire additional properties or businesses, fund development opportunities, invest in interest-bearing accounts and short-term, interest-bearing securities which are consistent with Digital Realty Trust, Inc.’s intention to qualify as a REIT for U.S. federal income tax purposes, and to provide for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt or equity securities, or a combination of the foregoing.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes our debt maturities and principal payments as of March 31, 2020 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Term Loans(1)	Senior Notes	Secured Debt	Total Debt
Remainder of 2020	$—	$—	$—	$964	$964
2021	—	—	—	—	—
2022	—	—	1,130,930	—	1,130,930
2023	385,994	774,096	722,600	104,000	1,986,690
2024	227,919	—	972,360	—	1,200,279
Thereafter	—	—	7,896,322	135,000	8,031,322
Subtotal	$613,913	$774,096	$10,722,212	$239,964	$12,350,185
Unamortized discount	—	—	(32,175)	—	(32,175)
Unamortized premium	—	—	6,027	31	6,058
Total	$613,913	$774,096	$10,696,064	$239,995	$12,324,068
(1)	The global revolving credit facility and unsecured term loans are subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility or unsecured term loans, as applicable.

10. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$202,859	$95,869
Weighted average shares outstanding—basic	222,163,324	207,809,383
Potentially dilutive common shares:
Unvested incentive units	224,558	323,064
Unvested restricted stock	158,022	—
Forward equity offering	1,392,934	221,448
Market performance-based awards	535,457	172,354
Weighted average shares outstanding—diluted	224,474,295	208,526,249
Income per share:
Basic	$0.91	$0.46
Diluted	$0.90	$0.46

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2020	2019
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	8,279,335	9,229,911
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,596,099	1,738,781
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	1,979,075	2,155,992
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	—	3,159,382
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	1,981,391	2,158,515
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,580,822	1,722,138
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,662,320	358,008
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,723,082	—
Total	19,802,124	20,522,727

11. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2020	2019
Net income available to common unitholders	$210,659	$100,169
Weighted average units outstanding—basic	230,442,659	217,039,295
Potentially dilutive common units:
Unvested incentive units	224,558	323,064
Unvested restricted units	158,022	—
Forward equity offering	1,392,934	221,448
Market performance-based awards	535,457	172,354
Weighted average units outstanding—diluted	232,753,630	217,756,161
Income per unit:
Basic	$0.91	$0.46
Diluted	$0.90	$0.46

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2020	2019
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,596,099	1,738,781
Potentially dilutive Series G Cumulative Redeemable Preferred Units	1,979,075	2,155,992
Potentially dilutive Series H Cumulative Redeemable Preferred Units	—	3,159,382
Potentially dilutive Series I Cumulative Redeemable Preferred Units	1,981,391	2,158,515
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,580,822	1,722,138
Potentially dilutive Series K Cumulative Redeemable Preferred Units	1,662,320	358,008
Potentially dilutive Series L Cumulative Redeemable Preferred Units	2,723,082	—
Total	11,522,789	11,292,816

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company’s accompanying condensed consolidated financial statements for the three months ended March 31, 2020 and 2019.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2020 and 2019.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, we had deferred tax liabilities net of deferred tax assets of approximately $681.1 million and $143.4 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Interxion Combination in March 2020, the European Portfolio Acquisition in July 2016 and the Sentrum portfolio acquisition during 2012. The valuation allowance against the deferred tax assets at  March 31, 2020 and December 31, 2019 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions.

13. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreement

On January 4, 2019, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an equity distribution agreement, which we refer to as the 2019 Equity Distribution Agreement, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The sales of common stock made under the 2019 Equity Distribution Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three months ended March 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $6.8 million from the issuance of approximately 50,000 common shares under the 2019 Equity Distribution Agreement at an average price of $138.17 per share after payment of approximately $0.1 million of commissions to the Agents. Subsequent to March 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $638.9 million from the issuance of approximately 4.5 million common shares under the 2019 Equity Distribution Agreement at an average price of $142.43 per share after payment of approximately $6.5 million of commissions to the Agents, and approximately $347.8 million remains available for future sales under the program. For the three months ended March 31, 2019, there were no sales made under the program.

(b) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of its common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.0 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements. On September 17, 2019, the Company amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020.

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	263,595,562	96.9%	208,900,758	95.9%
Noncontrolling interests consist of:
Common units held by third parties	6,307,648	2.3%	6,820,201	3.2%
Incentive units held by employees and directors (see Note 15)	2,165,738	0.8%	2,022,954	0.9%
	272,068,948	100.0%	217,743,913	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,114.3 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2020 and December 31, 2019, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2020:

	Common Units	Incentive Units	Total
As of December 31, 2019	6,820,201	2,022,954	8,843,155
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(512,553)	—	(512,553)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(80,400)	(80,400)
Incentive units issued upon achievement of market performance condition	—	126,845	126,845
Grant of incentive units to employees and directors	—	98,470	98,470
Cancellation / forfeitures of incentive units held by employees and directors	—	(2,131)	(2,131)
As of March 31, 2020	6,307,648	2,165,738	8,473,386
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2020 (in thousands, except per share data):

		Series C	Series G	Series I	Series J	Series K	Series L
		Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock	Stock	Stock	Stock
February 26, 2020	March 31, 2020	$3,333	$3,672	$3,969	$2,625	$3,071	$4,485	$295,630
Annual rate of dividend per share		$1.65625	$1.46875	$1.58750	$1.31250	$1.46250	$1.30000	$4.48000

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

(e) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2019	$(114,947)	$1,287	$25,738	$(87,922)
Net current period change	(344,350)	(11,412)	—	(355,762)
Reclassification to interest expense from interest rate swaps	—	(538)	—	(538)
Balance as of March 31, 2020	$(459,297)	$(10,663)	$25,738	$(444,222)

14. Capital and Accumulated Other Comprehensive Loss

(a) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in Note 15(a) under the heading “Incentive Plan—Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

(b) Equity Distribution Agreement

On January 4, 2019, Digital Realty Trust, Inc. entered into the 2019 Equity Distribution Agreement under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three months ended March 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $6.8 million from the issuance of approximately 50,000 common shares under the 2019 Equity Distribution Agreement at an average price of $138.17 per share after payment of approximately $0.1 million of commissions to the Agents. Subsequent to March 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $638.9 million from the issuance of approximately 4.5 million common shares under the 2019 Equity Distribution Agreement at an average price of $142.43 per share after payment of approximately $6.5 million of commissions to the Agents, and approximately $347.8 million remains available for future sales under the program. The proceeds from the issuances were contributed to our Operating Partnership in exchange for the issuance of approximately 4.6 million common units to Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.0 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements. On September 17, 2019, Digital Realty Trust, Inc. amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020. Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

(d) Partnership Units

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of the General Partner’s common stock at the time of redemption. Alternatively, the General Partner may elect to acquire those common units in exchange for shares of the General Partner’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, the Operating Partnership evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the limited partners’ common units and the vested incentive units. Based on the results of this analysis, the Operating Partnership concluded that the common units and incentive units of the Operating Partnership met the criteria to be classified within capital, except for certain common units issued to certain former DFT Operating Partnership unitholders in the DFT Merger which are subject to certain restrictions and are not presented as permanent capital in the condensed consolidated balance sheet.

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,114.3 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2020 and December 31, 2019, respectively.

(e) Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2020 (in thousands, except for per unit data):

		Series C	Series G	Series I	Series J	Series K	Series L
		Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units	Units	Units	Units
February 26, 2020	March 31, 2020	$3,333	$3,672	$3,969	$2,625	$3,071	$4,485	$305,267

Annual rate of distribution per unit		$1.65625	$1.46875	$1.58750	$1.31250	$1.46250	$1.30000	$4.48000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f) Accumulated Other Comprehensive Loss

The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	loss
Balance as of December 31, 2019	$(117,869)	$308	$26,152	$(91,409)
Net current period change	(357,202)	(11,838)	—	(369,040)
Reclassification to interest expense from interest rate swaps	—	(558)	—	(558)
Balance as of March 31, 2020	$(475,071)	$(12,088)	$26,152	$(461,007)

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

On March 9, 2020, in connection with the Interxion Combination, certain outstanding awards granted under the InterXion Holding N.V. 2013 Amended International Equity Based Incentive Plan and the InterXion Holding N.V. 2017 Executive Director Long Term Incentive Plan (together, the “InterXion Equity Plans”) were assumed by Digital Realty Trust, Inc. and converted into adjusted equity-based awards of Digital Realty Trust, Inc. common stock in accordance with the terms of the Purchase Agreement for the Interxion Combination. All such awards will continue to be governed by the terms of the applicable Interxion equity plan and underlying award agreement evidencing such award. On March 9, 2020, Digital Realty Trust, Inc. registered the 0.6 million shares of Digital Realty Trust, Inc. common stock issuable pursuant to such awards.

As of March 31, 2020, approximately 6.1 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of our compensation expense for the three months ended March 31, 2020 and 2019 and our unearned compensation as of March 31, 2020 and December 31, 2019 (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned
	Three Months Ended March 31,				March 31,	December 31,	compensation
Type of incentive award	2020	2019	2020	2019	2020	2019	(in years)
Long-term incentive units	$3.1	$1.4	$0.1	$—	$24.7	$15.4	2.5
Performance-based awards (1)	4.7	3.1	0.2	0.2	41.4	28.4	3.0
Restricted stock	3.2	2.6	0.8	0.6	50.0	29.1	3.1
Interxion awards	3.0	—	—	—	47.5	—	2.7
(1)	In addition to the market performance-based awards and long-term incentive awards described in Notes 15(a) and 15(b), this also includes a one-time grant of 64,709 performance-based Class D units and performance-based restricted stock units, subject to attainment of performance metrics related to successful integration of the Interxion Combination, and a one-time grant of 25,635 time-based profits interest units and time-based restricted stock units subject to the closing of the Interxion Combination to certain of the Company’s executive officers. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed between two and three years, the current vesting period of these awards.
(a)	Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal the per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights and privileges of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units achieve parity with common units, see Note 14(a) to our consolidated financial statements for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Below is a summary of our long-term incentive unit activity for the three months ended March 31, 2020.

		Weighted-Average
		Grant Date Fair
Unvested Long-term Incentive Units	Units	Value
Unvested, beginning of period	208,287	$110.00
Granted	76,044	132.62
Vested	(70,406)	109.82
Cancelled or expired	(2,131)	108.57
Unvested, end of period	211,794	$118.19

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Market Performance-Based Awards

During the three months ended March 31, 2020 and 2019, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.

The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2019 or January 2020, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the applicable Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

			Market
	2019	2020	Performance
	RMS Relative	RMS Relative	Vesting
Level	Market Performance	Market Performance	Percentage
Below Threshold Level	≤ -300 basis points	≤ -500 basis points	0%
Threshold Level	-300 basis points	-500 basis points	25%
Target Level	100 basis points	0 basis points	50%
High Level	≥ 500 basis points	≥ 500 basis points	100%

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

Following the completion of the applicable Market Performance Period, the 2018 awards that satisfy the market condition, if any, will vest 50% on February 27, 2021 and 50% on February 27, 2022, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2019 awards that satisfy the market condition, if any, will vest 50% on February 27, 2022 and 50% on February 27, 2023, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2020 awards that satisfy the market condition, if any, will vest 50% on February 27, 2023 and 50% on February 27, 2024, subject to continued employment through each applicable vesting date.

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

The fair values of the awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the TSR of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuations are summarized as follows:

	Expected Stock Price	Risk-Free Interest
Award Date	Volatility	rate
January 1, 2019	23%	2.44%
February 21, 2019	23%	2.48%
February 19, 2020	22%	1.39%
February 20, 2020	22%	1.35%

These valuations were performed in a risk-neutral framework, and no assumption was made with respect to an equity risk premium.

The grant date fair value of the Class D unit and RSU awards was approximately $17.2 million and $20.3 million for the three months ended March 31, 2020 and 2019, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

(c) Restricted Stock

Below is a summary of our restricted stock activity for the three months ended March 31, 2020.

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock	Shares	Value
Unvested, beginning of period	372,792	$108.47
Granted (1)	759,342	124.41
Vested	(122,683)	104.20
Cancelled or expired	(6,384)	117.55
Unvested, end of period	1,003,067	$121.01

(1)	Includes 567,810 shares issuable pursuant to the converted and adjusted Interxion equity awards as part of the Interxion Combination.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2020 or December 31, 2019.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of March 31, 2020, there was no impact from netting arrangements as the Company did not have any derivatives in asset positions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020 and December 31, 2019, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
March 31,		December 31,		Type of	Strike	Effective	Expiration	March 31,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020 (3)	2019 (3)
Current contracts
$29,000	(1)	$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$(143)	$175
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	(483)	345
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(9,612)	945
70,024	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(24)	931
$474,024		$479,825						$(10,262)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.71 to 1.00 CAD as of March 31, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.
(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

As of March 31, 2020, we estimate that an additional $4.1 million will be reclassified as an increase to interest expense during the twelve months ended March 31, 2021, when the hedged forecasted transactions impact earnings.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2020, we did not have any derivatives in a net asset position, and have not posted any collateral related to these agreements.

17. Fair Value of Financial Instruments

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

The Company’s disclosures of estimated fair value of financial instruments at March 31, 2020 and December 31, 2019 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in Note 16. "Derivative Instruments", the interest rate swap contracts are recorded at fair value.

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

As of March 31, 2020 and December 31, 2019, the aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization	As of March 31, 2020		As of December 31, 2019
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)(4)	Level 2	$613,913	$613,913	$245,766	$245,766
Unsecured term loans (2)(4)	Level 2	774,096	774,096	813,205	813,205
Unsecured senior notes (3)(4)	Level 2	10,656,920	10,722,212	9,697,166	9,025,229
Secured debt (3)(4)	Level 2	224,528	239,964	105,245	105,143
		$12,269,457	$12,350,185	$10,861,382	$10,189,343
(1)	The carrying value of our global revolving credit facilities approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(3)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.
(4)	The carrying value excludes unamortized premiums (discounts) and deferred financing costs (see Note 9).

18. Commitments and Contingencies

(a) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2020, we had open commitments, including amounts reimbursable of approximately $23.9 million, related to construction contracts of approximately $969.8 million.

(b) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2020, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to the expected physical settlement of the forward sale agreements and use of proceeds from any such settlement, our capital resources, expected use of borrowings under our credit facilities, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact of the COVID-19 pandemic on our or our customers’ operations; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2019 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

On March 12, 2020, we completed our previously announced combination with Interxion Holding N.V., or Interxion. Certain portfolio information regarding Interxion is excluded from the discussions in this Quarterly Report on Form 10-Q.  More specifically, we have excluded from our Management’s Discussion and Analysis of Results of Operations in this Quarterly Report on Form 10-Q the following related to Interxion: nine new metropolitan areas, 62 data centers, square footage, occupancy percentage and lease terms. Interxion’s financial information is included in our condensed consolidated financial statements.

As used in this report: “Ascenty Acquisition” refers to the acquisition of Ascenty by the Operating Partnership and Stellar Participações S.A. (formerly Stellar Participações Ltda.), a Brazilian subsidiary of the Operating Partnership; “Ascenty joint venture” refers to the joint venture, which owns and operates Ascenty, formed with Brookfield Infrastructure; “Brookfield” refers to Brookfield Infrastructure, an affiliate of Brookfield Asset Management; “DFT” refers to DuPont Fabros Technology, Inc.; “DFT Merger” refers to the Company’s acquisition of DuPont Fabros Technology, Inc.; “DFT Operating Partnership” refers to DuPont Fabros Technology, L.P.; and “Interxion Combination” refers to the Company’s acquisition of Interxion Holding N.V.

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

As of March 31, 2020, our portfolio included 213 data centers, including 40 data centers held as investments in unconsolidated joint ventures, with approximately 35.7 million rentable square feet including approximately 4.3 million square feet of space under active development and approximately 1.7 million square feet of space held for development, in each case, excluding Interxion’s portfolio. The 40 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 5.1 million rentable square feet. The 25 parcels of developable land we own as of March 31, 2020 comprised approximately 945 acres. At March 31, 2020, excluding unconsolidated joint ventures, approximately 3.9 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, four European metropolitan areas, three Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.6 million square feet of base building construction and 1.3 million square feet of data center construction.

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

Revenue base. As of March 31, 2020, we operated 213 data centers through our Operating Partnership, including 40 data centers held as investments in unconsolidated joint ventures. These data centers are mainly located throughout North America, with 41 located in Europe, 19 in Latin America, 10 in Asia and five in Australia.

The following table presents an overview of our portfolio of data centers, including the 40 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of March 31, 2020.

			Space Under
	Data Center	Net Rentable	Active	Space Held for
Metropolitan Area	Buildings	Square Feet (1)	Development (2)	Development (3)

North America
Northern Virginia	23	5,367,990	682,358	81,195
Dallas	20	3,436,534	100,654	49,646
Chicago	10	3,044,469	382,892	148,101
Silicon Valley	20	2,251,021	65,594	—
New York	12	2,067,188	70,838	100,742
Los Angeles	4	818,479	—	—
Phoenix	3	795,687	—	227,274
San Francisco	4	787,083	61,210	—
Atlanta	4	525,414	—	313,581
Boston	4	467,519	—	50,649
Seattle	1	400,369	—	—
Houston	6	392,816	—	13,969
Minneapolis	1	328,765	—	—
Toronto	2	232,980	583,029	—
Miami	2	226,314	—	—
Charlotte	3	95,499	—	—
Austin	1	85,688	—	—
Portland	2	48,574	552,862	—
North America Total	122	21,372,389	2,499,437	985,157

Europe
London, United Kingdom	16	1,456,896	136,921	98,651
Amsterdam, Netherlands	10	599,592	48,490	95,262
Frankfurt, Germany	4	287,917	120,158	—
Paris, France	4	185,994	96,402	—
Dublin, Ireland	5	292,076	—	64,750
Geneva, Switzerland	1	59,190	—	—
Manchester, England	1	38,016	—	—
Europe Total	41	2,919,681	401,971	258,663

Asia Pacific
Singapore	3	540,638	344,826	—
Sydney, Australia	3	226,697	87,660	—
Melbourne, Australia	2	146,570	—	—
Osaka, Japan	1	—	193,535	—
Tokyo, Japan	1	—	406,664	—
Asia Pacific Total	10	913,905	1,032,685	—

Non-Data Center Properties	—	278,068	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	7	1,250,419	—	—
Hong Kong	1	182,488	—	3,812
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	16	2,187,424	—	3,812

Non-Managed Unconsolidated Joint Ventures
São Paulo, Brazil	15	755,194	248,455	349,830
Seattle	1	51,000	—	—
Tokyo, Japan	2	892,667	—	—
Osaka, Japan	2	214,526	86,686	30,874
Fortaleza, Brazil	1	94,205	—	—
Rio De Janeiro, Brazil	2	72,442	—	26,781
Santiago, Chile	1	—	46,235	21,104
	24	2,080,034	381,376	428,589

Total	213	29,751,501	4,315,469	1,676,219

(1)	Current net rentable square feet as of March 31, 2020, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

As of March 31, 2020, our portfolio, including the 40 data centers held as investments in unconsolidated joint ventures, was approximately 87.2% leased excluding approximately 4.3 million square feet of space under active development and approximately 1.7 million square feet of space held for development and Interxion’s portfolio. Due to the capital-intensive and long-term nature of the operations we support, our lease terms are generally longer than standard commercial leases. As of March 31, 2020, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2021 are 18.2% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of March 31, 2020.

Factors Which May Influence Future Results of Operations

COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on our global business and operations, including the impact on our customers, suppliers and business partners. As of the date of this report, all of our facilities have been and continue to be fully operational and operating in accordance with our business continuity and pandemic response plans. Across our portfolio, our facilities have been deemed essential operations, allowing us to remain staffed with critical personnel in place to continue to provide services and support for our customers. While we did not experience significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020 nor as of the date of this report, we cannot predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. The global impact of the outbreak has been rapidly evolving and federal and local governments, including in locations where we operate, have responded by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and restrictions on construction projects. We cannot predict whether further restrictions will be implemented or how long they will be in effect. Although some governments have begun to ease or lift these restrictions, the impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown. Our workforce, excluding our critical data center employees, is working from home, which may impact its productivity. We have also experienced delays in construction activity in a few of our markets due to government restrictions in certain locations and as a result of availability of labor, and these delays are impacting some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after these restrictions are eased or lifted, due to increased safety protocols implemented in response to the COVID-19 pandemic. We continue to closely monitor the situation and communicate with our customers, contractors and suppliers. From a supply chain perspective, as of the date of this report, we believe we have acquired the vast majority of equipment needed to complete our 2020 development activities.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. As of the date of this report, we have collected April rent and other payments at levels consistent with the same period last year. In addition, we received requests for rent relief related to COVID-19, most often in the form of rent deferral requests or requests for further discussion, from customers representing approximately 2% of annualized base rent. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Not all customer requests will ultimately result in modification agreements, nor are we forgoing our contractual rights under our agreements. These requests for rent relief have not yet indicated that the probability of collecting the remaining rent due from these customers was less than likely. Consequently, there were no instances where we deemed it necessary to cease the recognition of income from rentals on a straight-line basis and begin the recognition of income from rentals on a cash basis when lease payments are collected. While we did not have any material adjustments to amounts as of and during the three months ended March 31, 2020, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods. April collections and rent relief requests may not necessarily be indicative of collections or requests in any future period.

COVID-19 Philanthropic Efforts. We have undertaken a comprehensive, philanthropic initiative consisting of corporate contributions, matching gifts and community outreach initiatives to help support organizations combating COVID-19 around the world.

●	In April 2020, we announced that we are undertaking a $1.0 million philanthropic effort to help support COVID-19 relief efforts in the communities we operate in globally, including donations to global and local charitable organizations.
●	In March 2020, we announced, in partnership with Megaport, that for the month of April we were waiving port fees for new ports on Service Exchange across our global portfolio to anyone in the government, medical, emergency services, and education verticals for six months.

Global market and economic conditions. General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations, including as a result of the COVID-19 pandemic. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms prior to withdrawal, as well as the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Instability in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and could potentially result in adverse effects on our, and our customers’, financial condition and results of operations.

In addition, our access to funds under our global revolving credit facilities depends on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that recent and long-term disruptions in the global economy, including as a result of the COVID-19 pandemic, and the return of tighter credit conditions among, and potential failures or nationalizations of, third-party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise debt or equity capital, we may need to source alternative methods to improve our liquidity. Such alternatives could include, without limitation, curtailing development activity, disposing of one or more of our properties, potentially on disadvantageous terms, or entering into or renewing lease agreements on less favorable terms than we otherwise would.

Foreign currency exchange risk. For the three months ended March 31, 2020 and 2019, we had foreign operations including through our investments in unconsolidated joint ventures and excluding Interxion’s portfolio, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong and Brazil, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The withdrawal of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. The COVID-19 pandemic has impacted global markets and contributed to increased foreign currency exchange volatility, including with respect to the Brazilian real, which is the currency in which our Ascenty joint venture conducts business, and we cannot predict when such volatility will subside. We attempt to mitigate a portion of the currency fluctuation risk by financing our investments in local currency denominations, although there can be no assurance this strategy will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our reported revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.

Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve occupancy and to lease currently available capacity and capacity available from lease expirations. Excluding approximately 4.3 million square feet of space under active development and approximately 1.7 million square feet of space held for development, our portfolio, including the 40 data centers held as investments in unconsolidated joint ventures, was approximately 87.2% occupied as of March 31, 2020.

As of March 31, 2020, we had more than 2,000 customers in our data center portfolio, including the 16 data centers held in our managed portfolio of unconsolidated joint ventures. As of March 31, 2020, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover all the increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income we generated also depends upon maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and data center market rental rates. As of March 31, 2020, approximately 1.6 million square feet of data center space with extensive installed tenant improvements available for lease was included in our approximately 25.5 million net rentable square feet, excluding space under active development and space held for development and 40 data centers held as investments in unconsolidated joint ventures. In addition, as of March 31, 2020, we had approximately 4.3 million square feet of space under active development and approximately 1.7 million square feet of space held for development, or approximately 17% of the total rentable space in our portfolio, including the 40 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop and lease capacity at favorable rates, which we may not be able to obtain. Development requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development projects. We may purchase additional vacant properties and properties with vacant development capacity in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions” and “COVID-19.”

In addition, the timing between the signing of a new lease with a customer and the commencement of that lease and when we begin to generate rental income may be significant and may not be easily predictable. Certain leases may provide for staggered commencement dates for additional capacity, the timing of which may be significantly delayed.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions” and “COVID-19,” or regional downturns affecting our metropolitan areas or downturns in the data center industry that impair our ability to lease or renew or re-lease capacity, or otherwise reduce returns on our investments, or the ability of our customers to fulfill their lease obligations, as in the case of customer bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 3.6 million square feet of available space in our portfolio, which excludes approximately 4.3 million square feet of space under active development and approximately 1.7 million square feet of space held for development as of March 31, 2020 and the 24 data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 6.0% and 12.2% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2020 and the year ending December 31, 2021, respectively.

During the three months ended March 31, 2020, we signed renewal leases totaling approximately 0.4 million square feet of space and new leases totaling approximately 0.5 million square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2020:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	198,874	$132.32	$128.69	(2.7)%	$10.78	4.8
Powered Base Building ®	12,057	$51.45	$52.68	2.4%	$6.60	11.9
Colocation	208,837	$308.75	$315.00	2.0%	$0.09	1.3
Non-technical	9,830	$37.65	$39.14	4.0%	$0.99	4.5
New Leases Signed (5)
Turn-Key Flex ®	495,442	—	$116.71	—	$16.73	6.8
Powered Base Building ®	11,600	—	$44.26	—	$17.46	10.7
Colocation	27,525	—	$273.19	—	$29.87	3.2
Non-technical	9,618	—	$36.19	—	$2.51	3.2
Leasing Activity Summary
Turn-Key Flex ®	694,316		$120.14
Powered Base Building ®	23,657		$48.55
Colocation	236,362		$310.13
Non-technical	19,448		$37.68
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2020 to 2021.
(5)	Includes leases signed for new and re-leased space.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2020 expirations on an average aggregate basis will generally be consistent with the rates currently being paid for the same space on a GAAP basis and on a cash basis. For the three months ended March 31, 2020, rents on renewed space decreased by an average of 2.7% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 2.4% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. As of March 31, 2020, our portfolio, including the 40 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Percentage of
March 31, 2020
total annualized
Metropolitan Area	rent (1)
Northern Virginia	24.5%
Chicago	11.2%
Silicon Valley	8.3%
New York	8.1%
Dallas	7.8%
London, United Kingdom	7.6%
São Paulo, Brazil	3.9%
Singapore	3.1%
Phoenix	2.9%
Tokyo, Japan	2.5%
San Francisco	2.4%
Atlanta	1.9%
Los Angeles	1.7%
Amsterdam, Netherlands	1.6%
Seattle	1.6%
Other	10.9%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2020 multiplied by 12. Includes consolidated portfolio and unconsolidated joint ventures at the joint ventures’ 100% ownership level. The aggregate amount of abatements for the three months ended March 31, 2020 was approximately $21.1 million.

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

Outside the United States, the European Union, or EU (as well as the United Kingdom), have been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements). In December 2019, EU leaders endorsed the objective of achieving by 2050 a climate-neutral EU, with net-zero GHG emissions, and in March 2020 the European Commission proposed the European Climate Law to write this goal into the law. The European Commission also introduced proposals to strengthen the EU’s 2030 GHG reduction target from 40% below 1990 levels to 50% to 55% below 1990 levels and institute a carbon import tax, which would cover electricity imports. National legislation may also be implemented independently by members of the EU. It is not yet clear how Brexit will impact the United Kingdom’s approach to climate change regulation.

The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially, went into force in November 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, a number of states have formed groups supporting the Paris Agreement and pledging to fulfill its goals at the state level.

The Canadian Greenhouse Gas Pollution Pricing Act established a carbon-pricing regime that went into effect in January 2019 for provinces and territories in Canada where there is no provincial system in place already, or where the provincial system does not meet the federal benchmark. However, this act is being challenged in court. Climate change regulations are also in various stages of implementation in other nations as well, including nations where we operate, such as Japan, Singapore, and Australia.

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

Interest rates. As of March 31, 2020, we had approximately $474.0 million of variable rate debt subject to interest rate swap agreements, along with $613.9 million and $404.1 million of variable rate debt that was outstanding on the global revolving credit facilities and the unswapped portion of the unsecured term loans, respectively. The availability of debt and equity capital may contract or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions,” “COVID-19” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher credit spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Higher interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third-party sources, we may not be able to satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Data center demand. Our portfolio consists primarily of data centers. A reduction in the demand for, or an increase in the supply of, data center solutions would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified customer base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our most active major metropolitan areas prior to having executed leases for this additional inventory. We believe that demand in key metropolitan areas is largely in line with supply and we continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center solutions in these metropolitan areas, our return on invested capital will be negatively impacted. Our development activities make us susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions” and “COVID-19,” as well as adverse developments in the data center and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center solutions. Reduced demand could also result from business relocations, including to metropolitan areas we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center capacity we provide or render the improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, data center demand and/or pricing could be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of competitive supply being offered in our metropolitan areas and other metropolitan areas by our competitors.

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

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the identifiable assets including intangibles and liabilities assumed based on our estimate of the fair value of such assets and liabilities. This includes determining the value of the property and improvements, land, ground leases, if any, and tenant improvements. Additionally, we evaluate the value of in-place leases on occupancy and market rent, the value of the customer relationships, the value (or negative value) of above (or below) market leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and customer relationships, which is included in depreciation and amortization in our condensed consolidated income statements.

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

Goodwill impairment evaluation. We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Prior to 2020, the standard required an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, the entity performed Step 2 and compared the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeded the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new guidance was effective for us in the first quarter of 2020 and was adopted on a prospective basis. The adoption of this guidance had no significant impact on our condensed consolidated financial statements.

Revenue Recognition

The majority of our revenue is derived from lease arrangements, which we account for pursuant to Topic 842 commencing on January 1, 2019. We accounted for the non-lease components within our lease arrangements (prior to the adoption of Topic 842), as well as other sources of revenue, in accordance with Topic 606. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease component, which are recorded within rental revenue.

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of March 31, 2020 and December 31, 2019, the balance of deferred rent was $484.2 million and $478.7 million, respectively, and rent receivable, net of allowance, was $399.7 million and $171.9 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 2(w) “New Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations

The discussion below relates to our results of operations for the three months ended March 31, 2020 and 2019. A summary of our operating results for the three months ended March 31, 2020 and 2019 is as follows (in thousands).

	Three Months Ended March 31,
	2020	2019
Income Statement Data:
Total operating revenues	$823,337	$814,515
Total operating expenses	(723,288)	(672,972)
Operating income	100,049	141,543

Equity in (loss) earnings of unconsolidated joint ventures	(78,996)	9,217
Gain on deconsolidation, net	—	67,497
Gain on disposition of properties, net	304,801	—
Interest and other income (expense), net	(3,542)	21,444
Interest expense	(85,800)	(101,552)
Loss from early extinguishment of debt	(632)	(12,886)
Other income (expenses), net	(7,182)	(4,266)
Net income	$228,698	$120,997

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2018 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2019-2020 and properties sold or contributed to joint ventures. Our pre-stabilized pool includes the results of the newly acquired operating properties and newly delivered properties that were previously under development.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Portfolio

As of March 31, 2020, our portfolio consisted of 213 data centers (excluding Interxion’s portfolio), including 40 data centers held as investments in unconsolidated joint ventures, with an aggregate of 35.7 million rentable square feet including 4.3 million square feet of space under active development and 1.7 million square feet of space held for development compared to a portfolio consisting of 215 data centers, including 35 data centers held as investments in unconsolidated joint ventures, with an aggregate of 34.9 million rentable square feet including 3.2 million square feet of space under active development and 2.1 million square feet of space held for development as of March 31, 2019.

Revenues

Total operating revenues for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental and other services	$820,072	$812,030	$8,042
Fee income and other	3,265	2,485	780
Total operating revenues	$823,337	$814,515	$8,822

The following tables show rental and other services revenue for the three months ended March 31, 2020 and 2019 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended March 31,				Three Months Ended March 31,
	2020	2019	$ Change	% Change	2020	2019	Change
Rental and other services	$604,373	$616,940	$(12,567)	(2.0)%	$215,699	$195,090	$20,609

Stabilized revenue decreased $12.6 million for the three ended March 31, 2020 compared to the same period in 2019 due to expiring leases at certain properties in the stabilized portfolio and higher bad debt expense.

Pre-stabilized and other revenues increased $20.6 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily as a result of new leasing activity and reimbursement from development properties and the Interxion Combination offset by the Ascenty Acquisition prior to deconsolidation in March 2019.

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

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental property operating and maintenance	$265,708	$254,954	$10,754
Property taxes and insurance	45,670	40,306	5,364
Depreciation and amortization	291,457	311,486	(20,029)
General and administrative	63,538	53,459	10,079
Transaction and integration expenses	56,801	2,494	54,307
Impairment of investments in real estate	—	5,351	(5,351)
Other	114	4,922	(4,808)
Total operating expenses	$723,288	$672,972	$50,316
Interest expense	$85,800	$101,552	$(15,752)

The following tables show property level expenses for the three months ended March 31, 2020 and 2019 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended March 31,				Three Months Ended March 31,
	2020	2019	$ Change	% Change	2020	2019	Change
Rental property operating and maintenance	$185,793	$189,995	$(4,202)	(2.2)%	$79,915	$64,959	$14,956
Property taxes and insurance	33,320	28,409	4,911	17.3%	12,350	11,897	453
	$219,113	$218,404	$709	0.3%	$92,265	$76,856	$15,409

Stabilized rental property operating and maintenance expenses decreased approximately $4.2 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily related to lower utility consumption at certain properties in the stabilized portfolio.

Stabilized property taxes and insurance increased by approximately $4.9 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to higher assessments at certain properties in the stabilized portfolio.

Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $15.0 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to higher expenses as a result of leasing activity during the twelve months ended March 31, 2020 and the Interxion Combination that increased expenses during the first quarter of 2020 offset by the Ascenty Acquisition prior to deconsolidation in March 2019.

Pre-stabilized and other property taxes and insurance increased approximately $0.5 million in the three months ended March 31, 2020 compared to the same period in 2019 due to increased assessed values at our Northern Virginia and Chicago properties offset by properties sold in the three months ended March 31, 2020.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $20.0 million in the three months ended March 31, 2020 compared to the same period in 2019. The decrease was principally due to properties sold in January 2020, certain intangibles related to the DFT Merger being fully amortized prior to the three months ended March 31, 2020 along with 2019 activity from the Ascenty Acquisition prior to deconsolidation in March 2019.

General and Administrative

General and administrative expenses increased by approximately $10.1 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the Interxion Combination.

Transactions and Integration Expenses

Transactions and integration expense increased by approximately $54.3 million in the three months ended March 31, 2020 compared to the same period in 2019, principally due to transactions costs associated with the Interxion Combination, which closed in March 2020.

Impairment of Investments in Real Estate

We evaluated the carrying value of the properties identified as held for sale to ensure the carrying value was recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the three months ended March 31, 2019, we recognized $5.4 million of impairment charges on a property located in the United States to reduce the carrying value to the estimated fair value less costs to sell. The fair value of the property was based on comparable sales price data. There were no impairment charges for the three months ended March 31, 2020.

Interest Expense

Interest expense decreased by approximately $15.8 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to lower average balances on our global revolving credit facility and term loans in 2020, along with the paydown of the Ascenty loan in March 2019. This was offset by the issuances of the 2.500% 2026 Notes in February 2019, the 3.600% 2029 Notes in June 2019, 1.125% 2028 Notes in October 2019 and the 0.125% 2022 Notes, 0.625% 2025 Notes and 1.500% 2030 Notes in January 2020.

Other Income (Expense)

Interest and other income (expense), net decreased approximately $25.0 million in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to unrealized gains or losses from mark-to-market valuation changes on equity investments and interest income and reimbursement of transaction expenses as a result of the closing of the Ascenty joint venture with Brookfield in the three months ended March 31, 2019.

Gain on Deconsolidation

During the three months ended March 31, 2019, we recognized a gain on the deconsolidation of Ascenty of approximately $67.5 million as a result of the formation of the Ascenty joint venture with Brookfield Infrastructure.

Gain on Disposition of Properties

During the three months ended March 31, 2020, we sold 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree at a purchase consideration of approximately $557.0 million, resulting in a gain of approximately $304.8 million. There were no gains on disposition of properties for the three months ended March 31, 2019.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt decreased approximately $12.3 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the costs associated with the early tender offer and subsequent redemption of the 5.875% 2020 Notes in January and February 2019.

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

Our Parent Company is a well-known seasoned issuer with an effective shelf registration statement filed on March 17, 2020, which allows our Parent Company to register an unspecified amount of various classes of equity securities. As circumstances warrant, our Parent Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would generally be contributed to our Operating Partnership in exchange for additional equity interests in our Operating Partnership. Our Operating Partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

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

On January 4, 2019, our Parent Company entered into an equity distribution agreement, which we refer to as the 2019 Equity Distribution Agreement, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., PNC Capital Markets LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time through, at its discretion, any of the Agents as its sales agents or as principals in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three months ended March 31, 2020, our Parent Company generated net proceeds of approximately $6.8 million from the issuance of approximately 50,000 common shares under the 2019 Equity Distribution Agreement at an average price of $138.17 per share after payment of approximately $0.1 million of commissions to the Agents. Subsequent to March 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $638.9 million from the issuance of approximately 4.5 million common shares under the 2019 Equity Distribution Agreement at an average price of $142.43 per share after payment of approximately $6.5 million of commissions to the Agents, and approximately $347.8 million remains available for future sales under the program. The proceeds from the issuances were contributed to our Operating Partnership in exchange for the issuance of approximately 4.6 million common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the 2019 Equity Distribution Agreement, see Note 13 to our condensed consolidated financial statement contained herein.

Additionally, on September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of its common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.0 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements. On September 17, 2019, the Company amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020.

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

For additional information regarding dividends declared and paid by our Parent Company on its common and preferred stock for the three months ended March 31, 2020, see Note 13 to our condensed consolidated financial statements contained herein.

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

As of March 31, 2020, we had $246.5 million of cash and cash equivalents, excluding $12.2 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As of May 7, 2020, we had $761.5 million of cash and cash equivalents.

Our global revolving credit facility provides for borrowings up to $2.35 billion. We have the ability from time to time to increase the size of the global revolving credit facility and our term loan facility, in any combination, by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2023, with two six-month extension options available. The global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our global revolving credit facility and term loan facility, see Note 9 to our condensed consolidated financial statements contained herein.

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

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “COVID-19” above.

On January 4, 2019, our Parent Company entered into the 2019 Equity Distribution Agreement under which it can issue and sell shares of its common stock having an aggregate offering price of up to $1.0 billion from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three months ended March 31, 2020, our Parent Company generated net proceeds of approximately $6.8 million from the issuance of approximately 50,000 common shares under the 2019 Equity Distribution Agreement at an average price of $138.17 per share after payment of approximately $0.1 million of commissions to the Agents. Subsequent to March 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $638.9 million from the issuance of approximately 4.5 million common shares under the 2019 Equity Distribution Agreement at an average price of $142.43 per share after payment of approximately $6.5 million of commissions to the Agents, and approximately $347.8 million remains available for future sales under the program. The proceeds from the issuances were contributed to our Operating Partnership in exchange for the issuance of approximately 4.6 million common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the 2019 Equity Distribution Agreement, see Note 13 to our condensed consolidated financial statements contained herein.

On January 17, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €300.0 million aggregate principal amount of 0.125% Guaranteed Notes due 2022 (the “0.125% 2022 Notes”), €650.0 million aggregate principal amount of 0.625% Guaranteed Notes due 2025 (the “0.625% 2025 Notes”) and €750.0 million aggregate principal amount of 1.500% Guaranteed Notes due 2030 (the “1.500% 2030 Notes” and, together with the 0.125% 2022 Notes and 0.625% 2025 Notes, the “Euro Notes”). The Euro Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €1,678.6 million (or approximately $1,861.9 million based on the exchange rate as of January 17, 2020) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 0.625% 2025 Notes and the 1.500% 2030 Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the 0.625% 2025 Notes and the 1.500% 2030 Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds from the Euro Notes were used for the repayment, redemption and/or discharge of debt of Interxion or its subsidiaries and the payment of certain transaction fees and expenses incurred in connection with our previously announced Interxion Combination.

Construction

The table below summarizes our land held for future development and construction in progress and space held for development as of March 31, 2020 and December 31, 2019:

Development Lifecycle	As of March 31, 2020				As of December 31, 2019
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)(7)	N/A	$104,750	$—	$104,750	N/A	$147,597	$—	$147,597
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$582,093	$—	$582,093	N/A	$517,900	$—	$517,900
Space Held for Development (6)	1,243,820	214,061	—	214,061	1,281,169	241,563	—	241,563
Base Building Construction	2,587,294	500,635	327,328	827,963	2,936,071	485,489	404,082	889,571
Data Center Construction	1,346,799	517,905	836,014	1,353,919	1,175,673	441,852	703,607	1,145,459
Equipment Pool & Other Inventory	N/A	33,769	—	33,769	N/A	27,283	—	27,283
Campus, Tenant Improvements & Other	N/A	18,927	33,166	52,093	N/A	18,468	22,968	41,436
Total Construction in Progress and Land Held for Future Development (7)(8)	5,177,913	$1,972,140	$1,196,508	$3,168,648	5,392,913	$1,880,152	$1,130,657	$3,010,809
(1)	Square footage is based on current estimates and project plans, and may change upon completion of the project or due to remeasurement.
(2)	Represents balances incurred through March 31, 2020.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2019.
(5)	Represents approximately 945 acres as of March 31, 2020 and approximately 944 acres as of December 31, 2019.
(6)	Excludes space held for development through unconsolidated joint ventures.
(7)	Excludes $32.7 million current investment in land held for development as of March 31, 2020 in the Interxion portfolio.
(8)	Excludes $337.5 million current investment in development projects underway as of March 31, 2020 in the Interxion portfolio.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 3.9 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. As of March 31, 2020, we had approximately 4.3 million square feet under active development and approximately 1.7 million square feet held for development. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At March 31, 2020, approximately 4.3 million square feet was under active development for Turn-Key Flex® and Powered Base Building® products, all of which is expected to be income-producing on or after completion, in seven U.S. metropolitan areas, four European metropolitan areas, three Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.5 million square feet of base building construction and 1.4 million square feet of data center construction. At March 31, 2020, we had open commitments, related to construction contracts of approximately $969.8 million, including amounts reimbursable of approximately $23.9 million.

We currently expect to incur approximately $1.6 billion to $1.9 billion of capital expenditures for our development programs during the nine months ending December 31, 2020, although this amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Development projects	$320,093	$328,017
Enhancement and improvements	28	1,079
Recurring capital expenditures	34,677	38,059
Total capital expenditures (excluding indirect costs)	$354,798	$367,155

For the three months ended March 31, 2020, total capital expenditures decreased $12.4 million to approximately $354.8 million from $367.2 million for the same period in 2019. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2020 were approximately $320.1 million, which reflects a decrease of approximately 3% from the same period in 2019. This decrease was primarily due to 2019 spending related to Ascenty, which was deconsolidated in March 2019. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2020 and 2019 were $22.5 million and $22.1 million, respectively. Capitalized interest comprised approximately $9.9 million and $10.9 million of the total indirect costs capitalized for the three months ended March 31, 2020 and 2019, respectively. Capitalized interest in the three months ended March 31, 2020 decreased, compared to the same period in 2019, due to a decrease in qualifying activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2020.

We are also subject to the commitments discussed below under “Off-Balance Sheet Arrangements” and “Distributions.”

Consistent with our growth strategy, we actively pursue potential acquisition opportunities, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2020 will depend upon numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

We may from time to time seek to retire or repurchase our outstanding debt or the equity of our Parent Company through cash purchases and/or exchanges for equity securities of our Parent Company in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

We expect to meet our short-term and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent Company. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of May 7, 2020, we had approximately $2.1 billion of borrowings available under our global revolving credit facilities. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “COVID-19”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our Parent Company’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three months ended March 31, 2020, see Note 14 to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2020 (in millions):

Debt Summary:
Fixed rate	$10,858.2
Variable rate debt subject to interest rate swaps	474.0
Total fixed rate debt (including interest rate swaps)	11,332.2
Variable rate—unhedged	1,018.0
Total	$12,350.2
Percent of Total Debt:
Fixed rate (including swapped debt)	91.8%
Variable rate	8.2%
Total	100.0%

Effective Interest Rate as of March 31, 2020
Fixed rate (including hedged variable rate debt)	2.94%
Variable rate	1.50%
Effective interest rate	2.82%

As of March 31, 2020, we had approximately $12.4 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 24% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2020 of $138.91). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of March 31, 2020, our debt had a weighted average term to initial maturity of approximately 6.1 years (or approximately 6.1 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2020, we were party to interest rate swap agreements related to $0.5 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

As of March 31, 2020, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $558.5 million, of which $10.2 million is subject to interest rate swap agreements.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$226,660	$350,700	$(124,040)
Net cash (used in) provided by investing activities	(137,443)	165,691	(303,134)
Net cash provided by (used in) financing activities	91,010	(503,644)	594,654
Net increase in cash, cash equivalents and restricted cash	$180,227	$12,747	$167,480

The decrease in net cash provided by operating activities was primarily due to properties sold or contributed to unconsolidated joint ventures during the twelve months ended March 31, 2020.

Net cash (used in) provided by investing activities consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2020	2019	Change
Improvements to investments in real estate	$(377,295)	$(389,266)	$11,971
Acquisitions of real estate	(313,265)	(9,083)	(304,182)
Cash assumed in business combinations	116,738	—	116,738
Proceeds from disposition of properties, net of sales costs	526,362	—	526,362
Proceeds from Ascenty joint venture transaction	—	702,439	(702,439)
Deconsolidation of Ascenty cash	—	(97,081)	97,081
Contributions to unconsolidated joint ventures	(77,500)	(25,049)	(52,451)
Other	(12,483)	(16,269)	3,786
Net cash (used in) provided by investing activities	$(137,443)	$165,691	$(303,134)

Net cash provided by (used in) financing activities for the Company consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2020	2019	Change
Proceeds from borrowings, net of repayments	$256,865	$(1,172,580)	$1,429,445
Net proceeds from issuance of common and preferred stock, including equity plans	4,825	205,307	(200,482)
Proceeds from secured / unsecured debt	1,790,506	1,419,366	371,140
Repayment on secured / unsecured debt	(1,435,397)	(500,156)	(935,241)
Distribution payments	(560,602)	(472,722)	(87,880)
Other	34,813	17,141	17,672
Net cash provided by (used in) financing activities	$91,010	$(503,644)	$594,654

The increase in cash provided by (used in) financing activities was due to proceeds from borrowings, net of repayments, increasing during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and the issuance of the Euro Notes in January 2020 offset by the proceeds in 2019 from the issuance of the 2026 Notes and 2030 Notes and the paydown of debt in connection with the Interxion Combination in March 2020. The increase in dividend and distribution payments for the three months ended March 31, 2020 as compared to the same period in 2019 was a result of an increase in the number of shares outstanding due to the Interxion Combination and increased dividend amount per share of common stock in the three months ended March 31, 2020 as compared to the same period in 2019.

Net cash provided by (used in) financing activities for the Operating Partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2020	2019	Change
Proceeds from borrowings, net of repayments	$256,865	$(1,172,580)	$1,429,445
General partner contributions, net	4,825	205,307	(200,482)
Proceeds from secured / unsecured debt	1,790,506	1,419,366	371,140
Repayment on secured / unsecured debt	(1,435,397)	(500,156)	(935,241)
Distribution payments	(560,602)	(472,722)	(87,880)
Other	34,813	17,141	17,672
Net cash provided by (used in) financing activities	$91,010	$(503,644)	$594,654

The increase in cash provided by (used in) financing activities was due to proceeds from borrowings, net of repayments, increasing during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and the issuance of the Euro Notes in January 2020 offset by the proceeds in 2019 from the issuance of the 2026 Notes and 2030 Notes and the paydown of debt in connection with the Interxion Combination in March 2020. The increase in distribution payments for the three months ended March 31, 2020 as compared to the same period in 2019  was a result of an increase in the number of units outstanding due to units issued to our Parent Company for the shares issued in the Interxion Combination and increased distribution amount per common unit in the three months ended March 31, 2020 as compared to the same period in 2019.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2020, amounted to 3.1% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders in the DFT Operating Partnership in connection with the DFT Merger were outstanding as of March 31, 2020, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended March 31,
	2020	2019
Net Income Available to Common Stockholders	$202,859	$95,869
Adjustments:
Non-controlling interests in operating partnership	7,800	4,300
Real estate related depreciation & amortization (1)	286,517	307,864
Unconsolidated JV real estate related depreciation & amortization	19,923	3,851
Gain on disposition of properties	(304,801)	—
Impairment of investments in real estate	—	5,351
FFO available to common stockholders and unitholders (2)	$212,298	$417,235
Basic FFO per share and unit	$0.92	$1.92
Diluted FFO per share and unit (2)	$0.91	$1.92
Weighted average common stock and units outstanding
Basic	230,443	217,039
Diluted (2)	232,754	217,756
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$291,457	$311,486
Non-real estate depreciation	(4,940)	(3,622)
	$286,517	$307,864
(2)	For all periods presented, we have excluded the effect of dilutive series C, series G, series H, series I, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series G, series H, series I, series J, series K and series L preferred stock, as applicable, which we consider highly improbable.

	Three Months Ended March 31,
	2020	2019
Weighted average common stock and units outstanding	230,443	217,039
Add: Effect of dilutive securities	2,311	717
Weighted average common stock and units outstanding—diluted	232,754	217,756

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2020, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$10,858.2	$10,777.5
Variable rate debt subject to interest rate swaps	474.0	474.0
Total fixed rate debt (including interest rate swaps)	11,332.2	11,251.5
Variable rate debt	1,018.0	1,018.0
Total outstanding debt	$12,350.2	$12,269.5

Interest rate derivatives and their fair values as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
March 31,		December 31,		Type of	Strike	Effective	Expiration	March 31,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020	2019
Current contracts
$29,000	(1)	$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$(143)	$175
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	(483)	345
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(9,612)	945
70,024	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(24)	931
$474,024		$479,825						$(10,262)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.71 to 1.00 CAD as of March 31, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2020:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	30.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(19.5)

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2020 and 2019, we had foreign operations, including through our investments in unconsolidated joint ventures and excluding Interxion’s portfolio, in the United Kingdom, Ireland, France, Germany, the Netherlands, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong and Brazil. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar, the Japanese yen and Brazilian real. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2020 and 2019, operating revenues from properties outside the United States contributed $195.4 million and $179.1 million, respectively, which represented 23.7% and 22.0% of our total operating revenues, respectively. Net investment in properties outside the United States was $7.1 billion and $3.7 billion as of March 31, 2020 and December 31, 2019, respectively. Net assets in foreign operations were approximately $5.2 billion and $(1.4) billion as of March 31, 2020 and December 31, 2019, respectively.

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

As a result of COVID-19, our global workforce shifted to a primarily work from home environment beginning in March 2020. This change to remote working was rapid and included employees that are not considered critical to our daily data center operations. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we believe that our internal controls over financial reporting continue to be effective. We took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

As a result of COVID-19, our global workforce shifted to a primarily work from home environment beginning in March 2020. This change to remote working was rapid and included employees that are not considered critical to our daily data center operations. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we believe that our internal controls over financial reporting continue to be effective. We took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2020, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 continue to apply to our business and should be supplemented with the following risk factor:

Our business and operations, and our customers, suppliers and business partners may be adversely affected by epidemics, pandemics or other outbreaks.

Epidemics, pandemics or other outbreaks of an illness, disease or virus that affect countries or regions in which we or our customers, suppliers or business partners operate, and actions taken to contain or prevent their further spread, may have a material and adverse impact on general commercial activity and on our financial condition, results of operations, liquidity and creditworthiness. Epidemics, pandemics or other outbreaks of an illness, disease or virus could result in significant governmental measures being implemented to control the spread of such illness, disease or virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdowns, prioritization and allocation of resources, and restrictions on the movement of our employees and those of our customers, suppliers and business partners on which we rely, which could adversely affect our ability and their respective abilities to adequately manage our respective businesses. Risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus could also lead to the complete or partial closure of one or more of our offices or properties or our customers’, suppliers’ or business partners’ businesses, or otherwise result in significant disruptions to our business and operations or theirs. Such events could materially and adversely impact our operations and the rental revenue we generate from our agreements with our customers or could result in defaults by our customers.

In addition, we may institute policies requiring employees to work remotely in certain cases and such policies may remain in place for an indeterminate amount of time or may be made mandatory by relevant government authorities. There can be no assurance that remote working arrangements will be as effective as an office environment. Moreover, pandemics or outbreaks of an illness, disease or virus could disrupt our supply chain and development activities, which could impact our ability to meet delivery timelines, including delivery timelines to our customers, and lead to delays, potential penalties that we may be required to pay and potential terminations of agreements by our customers. If any such delay or disruption were to occur, it could have a material adverse effect on our liquidity and financial condition. In addition, risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus may adversely affect the economies in impacted countries, including in locations where we operate, and the global financial markets, including the global debt and equity capital markets, may experience significant volatility, potentially leading to an economic downturn that could adversely affect our and our customers’, suppliers’ and business partners’ respective businesses, financial condition, liquidity, results of operations and prospects. We have in the past and expect in the future to rely on the availability of debt and equity capital to grow our business; however, there can be no assurance that such capital will be available to us going forward on acceptable terms or at all. The ultimate extent of the impact of any epidemic, pandemic or other outbreak of an illness, disease or virus on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemics, pandemics or other outbreaks of an illness, disease or virus and actions taken to contain or prevent their further spread, among others. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.

In particular, the global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. The global impact of the outbreak has been rapidly evolving and federal and local governments, including in locations where we operate, have responded by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and restrictions on various construction projects. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce, excluding our critical data center employees, is working from home, which may impact their productivity. We have also experienced delays in construction activity in a few of our markets due to government restrictions in specific locations and as a result of availability of labor and these delays are impacting some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after these restrictions are eased or lifted, due to increased safety protocols implemented in response to the COVID-19 pandemic.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. We have received requests for rent relief related to COVID-19, most often in the form of rent deferral requests or requests for further discussion, from customers representing approximately 2% of annualized base rent. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. While we did not have any material adjustments to amounts as of and during the three months ended March 31, 2020, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods.

While we did not experience significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020 nor as of the date of this report, we cannot predict what impact the COVID-19 pandemic may have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. Furthermore, we cannot predict whether additional restrictions will be implemented or how long they will be in effect. Although some governments have begun to ease or lift these restrictions, the impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended March 31, 2020, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2020, Digital Realty Trust, Inc. issued an aggregate of 194,741 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2020, our Operating Partnership issued an aggregate of 194,741 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended March 31, 2020, an aggregate of 6,384 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 188,357 shares of common stock.

In addition, during the three months ended March 31, 2020, our Operating Partnership issued 54,298,595 common units to Digital Realty Trust, Inc. in connection with the completion of the Interxion Combination and issued 50,000 common units to Digital Realty Trust, Inc. in exchange for the contribution by Digital Realty Trust, Inc. to it of the net proceeds of approximately $6.8 million from Digital Realty Trust Inc.’s issuance of 50,000 shares of common stock under the 2019 Equity Distribution Agreement.

For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $33.1 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the discussion under the heading “United States Federal Income Tax Considerations” in the prospectus dated March 17, 2020, which is a part of Digital Realty Trust, Inc.'s and Digital Realty Trust, L.P.'s Registration Statement on Form S-3 (File Nos. 333-237232 and 333-237232-01) filed with the Securities and Exchange Commission on March 17, 2020. Our updated discussion addresses recently enacted tax law changes, among other things.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1

Amendment No. 1 to Purchase Agreement dated as of January 23, 2020, by and among Digital Realty Trust, Inc., Digital Intrepid Holding B.V. and Interxion Holding N.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Digital Realty Trust, Inc. (File No. 001-32336) filed on January 27, 2020).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.
3.2

Eighth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to exhibit 3.02 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

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

4.1

Indenture, dated as of January 17, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 0.125% Guaranteed Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 17, 2020).

4.2

Indenture, dated as of January 17, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 0.625% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 17, 2020).

4.3

Indenture, dated as of January 17, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 1.500% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 17, 2020).

10.1†	Employment Agreement, dated November 19, 2018, by and among Digital Realty Trust, Inc., DLR, LLC and Gregory S. Wright.
10.2†	Employment Agreement, dated December 8, 2018, by and among Digital Realty Trust, Inc., DLR, LLC and Corey Dyer.
10.3†	Form of Class D Profits Interest Unit Agreement (Transaction Award).
10.4†	Form of Performance-Based Restricted Stock Unit Agreement (Transaction Award).
10.5†	Form of Executive Severance Class D Profits Interest Unit Agreement (Transaction Award).
10.6†	Form of Time-Based Profits Interest Unit Agreement (Transaction Award).
10.7†	Form of Time-Based Restricted Stock Unit Agreement (Transaction Award).
10.8†	Form of Executive Severance Time-Based Profits Interest Unit Agreement (Transaction Award).
10.9†	Form of Executive Severance Time-Based Profits Interest Unit Agreement.

10.10†	Form of Executive Severance Class D Profits Interest Unit Agreement.
10.11†

InterXion Holding N.V. 2017 Executive Director Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

10.12†

InterXion Holding N.V. 2013 Amended International Equity Based Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.
99.1	U.S. Federal Income Tax Considerations.
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 11, 2020	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 11, 2020	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 11, 2020	/S/ MATTHEW MERCIER
Matthew Mercier Senior Vice President, Finance and Accounting (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

May 11, 2020	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 11, 2020	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 11, 2020	/s/ MATTHEW MERCIER
Matthew Mercier Senior Vice President, Finance and Accounting (principal accounting officer)