Form 10-Q
period 2020-06-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2020-08-10
CIK 1297996, 1494877

]]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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
San Francisco, California 94111
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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at August 5, 2020
Common Stock, $.01 par value per share	268,994,774

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2020 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2020, Digital Realty Trust, Inc. owned an approximate 97.0% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 3.0% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of  June 30, 2020, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement, as amended; “term loan facility” or “unsecured term loans” refers to our Operating Partnership’s senior unsecured multi-currency term loan facility and term loan agreement, as amended, which governs a $300 million five-year senior unsecured term loan and a $512 million five-year senior unsecured term loan; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $308 million based on exchange rates at June 30, 2020) senior unsecured revolving credit facility and Yen credit agreement, as amended; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Properties:
Land	$1,012,022	$804,830
Acquired ground leases	10,314	10,725
Buildings and improvements	19,175,385	15,449,884
Tenant improvements	645,553	621,153
Total investments in operating properties	20,843,274	16,886,592
Accumulated depreciation and amortization	(4,945,534)	(4,536,169)
Net investments in operating properties	15,897,740	12,350,423
Construction in progress and space held for development	2,514,325	1,732,555
Land held for future development	175,209	147,597
Net investments in properties	18,587,274	14,230,575
Investments in unconsolidated joint ventures	1,033,235	1,287,109
Net investments in real estate	19,620,509	15,517,684
Operating lease right-of-use assets, net	1,375,427	628,681
Cash and cash equivalents	505,174	89,817
Accounts and other receivables, net	542,750	305,501
Deferred rent	496,684	478,744
Acquired above-market leases, net	57,535	74,815
Goodwill	7,791,522	3,363,070
Customer relationship value, deferred leasing costs and intangibles, net	3,128,140	2,195,324
Assets held for sale	10,981	229,934
Other assets	333,916	184,561
Total assets	$33,862,638	$23,068,131
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$64,492	$234,105
Unsecured term loans, net	799,550	810,219
Unsecured senior notes, net of discount	11,268,753	8,973,190
Secured debt, including premiums	238,826	104,934
Operating lease liabilities	1,451,152	693,539
Accounts payable and other accrued liabilities	1,828,290	1,007,761
Accrued dividends and distributions	—	234,620
Acquired below-market leases, net	139,851	148,774
Security deposits and prepaid rents	348,253	208,724
Obligations associated with assets held for sale	238	2,700
Total liabilities	16,139,405	12,418,566

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Redeemable noncontrolling interests	40,584	41,465
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $1,456,250 liquidation preference ($25.00 per share), 58,250,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,434,420	1,434,420
Common Stock: $0.01 par value per share, 392,000,000 and 315,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively, 268,399,073 and 208,900,758 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,670	2,073
Additional paid-in capital	19,292,311	11,577,320
Accumulated dividends in excess of earnings	(3,386,525)	(3,046,579)
Accumulated other comprehensive loss, net	(358,349)	(87,922)
Total stockholders’ equity	16,984,527	9,879,312
Noncontrolling Interests:
Noncontrolling interests in operating partnership	633,831	708,163
Noncontrolling interests in consolidated joint ventures	64,291	20,625
Total noncontrolling interests	698,122	728,788
Total equity	17,682,649	10,608,100
Total liabilities and equity	$33,862,638	$23,068,131

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Rental and other services	$987,675	$799,386	$1,807,747	$1,611,416
Fee income and other	5,320	1,411	8,585	3,896
Total operating revenues	992,995	800,797	1,816,332	1,615,312
Operating Expenses:
Rental property operating and maintenance	332,647	252,032	598,355	506,986
Property taxes and insurance	48,441	44,923	94,111	85,229
Depreciation and amortization	349,165	290,562	640,622	602,048
General and administrative	94,291	52,983	157,829	106,442
Transactions and integration	15,618	4,210	72,419	6,704
Impairment of investments in real estate	—	—	—	5,351
Other	22	7,115	136	12,037
Total operating expenses	840,184	651,825	1,563,472	1,324,797
Operating income	152,811	148,972	252,860	290,515
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(7,632)	6,962	(86,628)	16,179
Gain on deconsolidation, net	—	—	—	67,497
Gain on disposition of properties, net	—	—	304,801	—
Interest and other income, net	22,163	16,980	18,621	38,424
Interest expense	(79,874)	(86,051)	(165,674)	(187,603)
Income tax expense	(11,490)	(4,634)	(18,672)	(8,900)
Loss from early extinguishment of debt	—	(20,905)	(632)	(33,791)
Net income	75,978	61,324	304,676	182,321
Net income attributable to noncontrolling interests	(1,147)	(1,156)	(5,831)	(5,341)
Net income attributable to Digital Realty Trust, Inc.	74,831	60,168	298,845	176,980
Preferred stock dividends, including undeclared dividends	(21,155)	(16,670)	(42,310)	(37,613)
Issuance costs associated with redeemed preferred stock	—	(11,760)	—	(11,760)
Net income available to common stockholders	$53,676	$31,738	$256,535	$127,607
Net income per share available to common stockholders:
Basic	$0.20	$0.15	$1.05	$0.61
Diluted	$0.20	$0.15	$1.04	$0.61
Weighted average common shares outstanding:
Basic	267,569,823	208,284,407	244,866,574	208,048,207
Diluted	270,744,408	209,435,572	247,576,014	208,894,294

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$75,978	$61,324	$304,676	$182,321
Other comprehensive income (loss):
Foreign currency translation adjustments	88,659	10,963	(268,543)	20,156
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	—	21,687
Decrease in fair value of interest rate swaps	(1,011)	(6,604)	(12,849)	(10,379)
Reclassification to interest expense from interest rate swaps	784	(2,156)	226	(4,250)
Other comprehensive income (loss)	88,432	2,203	(281,166)	27,214
Comprehensive income	164,410	63,527	23,510	209,535
Comprehensive (income) loss attributable to noncontrolling interests	(3,706)	(1,224)	4,907	(6,473)
Comprehensive income attributable to Digital Realty Trust, Inc.	$160,704	$62,303	$28,417	$203,062

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Three Months Ended June 30, 2020	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of March 31, 2020	$40,027	$1,434,420	263,595,562	$2,622	$18,606,766	$(3,139,350)	$(444,222)	$16,460,236	$656,266	$60,038	$716,304	$17,176,540
Conversion of common units to common stock	—	—	212,859	2	18,043	—	—	18,045	(18,045)	—	(18,045)	—
Common stock and share-based awards issued in connection with Interxion combination	—	—	—	—	9,800	—	—	9,800	—	—	—	9,800
Issuance of common stock, net of costs	—	—	4,535,951	46	638,080	—	—	638,126	—	—	—	638,126
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(432)	—	—	(432)	—	—	—	(432)
Amortization of share-based compensation	—	—	—	—	22,050	—	—	22,050	—	—	—	22,050
Vesting of restricted stock, net	—	—	54,701	—	—	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(1,497)	—	—	(1,497)	1,497	—	1,497	—
Adjustment to redeemable noncontrolling interests	499	—	—	—	(499)	—	—	(499)	—	—	—	(499)
Dividends declared on preferred stock	—	—	—	—	—	(21,155)	—	(21,155)	—	—	—	(21,155)
Dividends and distributions on common stock and common and incentive units	(175)	—	—	—	—	(300,851)	—	(300,851)	(10,128)	—	(10,128)	(310,979)
Contributions from noncontrolling interests	515	—	—	—	—	—	—	—	—	4,506	4,506	4,506
Net income (loss)	(282)	—	—	—	—	74,831	—	74,831	1,682	(253)	1,429	76,260
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	86,093	86,093	2,566	—	2,566	88,659
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(981)	(981)	(30)	—	(30)	(1,011)
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	761	761	23	—	23	784
Balance as of June 30, 2020	$40,584	$1,434,420	268,399,073	$2,670	$19,292,311	$(3,386,525)	$(358,349)	$16,984,527	$633,831	$64,291	$698,122	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Six Months Ended June 30, 2020	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$9,879,312	$708,163	$20,625	$728,788	$10,608,100
Conversion of common units to common stock	—	—	805,812	8	70,274	—	—	70,282	(70,282)	—	(70,282)	—
Common stock and share-based awards issued in connection with Interxion combination	—	—	54,298,595	543	6,984,509	—	—	6,985,052	—	—	—	6,985,052
Issuance of common stock, net of costs	—	—	4,585,951	46	644,585	—	—	644,631	—	—	—	644,631
Shares issued under employee stock purchase plan	—	—	25,234	—	2,638	—	—	2,638	—	—	—	2,638
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(4,750)	—	—	(4,750)	—	—	—	(4,750)
Amortization of share-based compensation	—	—	—	—	37,730	—	—	37,730	—	—	—	37,730
Vesting of restricted stock, net	—	—	(217,277)	—	—	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(16,504)	—	—	(16,504)	16,504	—	16,504	—
Adjustment to redeemable noncontrolling interests	3,491	—	—	—	(3,491)	—	—	(3,491)	—	—	—	(3,491)
Dividends declared on preferred stock	—	—	—	—	—	(42,310)	—	(42,310)	—	—	—	(42,310)
Dividends and distributions on common stock and common and incentive units	(350)	—	—	—	—	(596,481)	—	(596,481)	(19,150)	—	(19,150)	(615,631)
Contributions from noncontrolling interests	1,567	—	—	—	—	—	—	—	—	43,982	43,982	43,982
Net income (loss)	(3,188)	—	—	—	—	298,845	—	298,845	9,335	(316)	9,019	307,864
Other comprehensive loss—foreign currency translation adjustments	(2,401)	—	—	—	—	—	(258,257)	(258,257)	(10,286)	—	(10,286)	(268,543)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(12,393)	(12,393)	(456)	—	(456)	(12,849)
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	223	223	3	—	3	226

Balance as of June 30, 2020	$40,584	$1,434,420	268,399,073	$2,670	$19,292,311	$(3,386,525)	$(358,349)	$16,984,527	$633,831	$64,291	$698,122	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Three Months Ended June 30, 2019	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of March 31, 2019	$17,678	$1,452,983	208,214,139	$2,066	$11,492,766	$(2,767,708)	$(91,699)	$10,088,408	$772,931	$121,160	$894,091	$10,982,499
Conversion of common units to common stock	—	—	105,064	1	9,096	—	—	9,097	(9,097)	—	(9,097)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	5,335	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	(159)	—	—	(601)	—	—	(760)	—	—	—	(760)
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of share-based compensation	—	—	—	—	10,461	—	—	10,461	—	—	—	10,461
Reclassification of vested share-based awards	—	—	—	—	(392)	—	—	(392)	392	—	392	—
Adjustment to redeemable noncontrolling interests	(189)	—	—	—	189	—	—	189	—	—	—	189
Dividends declared on preferred stock	—	—	—	—	—	(17,284)	—	(17,284)	—	—	—	(17,284)
Dividends and distributions on common stock and common and incentive units	(169)	—	—	—	—	(224,723)	—	(224,723)	(9,644)	—	(9,644)	(234,367)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	34,529	34,529	34,529
Net income (loss)	24	—	—	—	—	60,168	—	60,168	1,376	(244)	1,132	61,300
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	10,506	10,506	457	—	457	10,963
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(6,329)	(6,329)	(275)	—	(275)	(6,604)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(2,066)	(2,066)	(90)	—	(90)	(2,156)
Balance as of June 30, 2019	$17,344	$1,099,534	208,324,538	$2,067	$11,511,519	$(2,961,307)	$(89,588)	$9,562,225	$756,050	$155,445	$911,495	$10,473,720

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Six Months Ended June 30, 2019	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	1,622,940	16	145,090	—	—	145,106	(145,106)	—	(145,106)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	250,708	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(976)	—	—	(976)	—	—	—	(976)
Shares issued under employee stock purchase plan	—	—	25,234	—	2,259	—	—	2,259	—	—	—	2,259
Issuance of series K preferred stock, net of offering costs	—	203,264	—	—	—	—	—	203,264	—	—	—	203,264
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of share-based compensation	—	—	—	—	18,861	—	—	18,861	—	—	—	18,861
Reclassification of vested share-based awards	—	—	—	—	(7,712)	—	—	(7,712)	7,712	—	7,712	—
Adjustment to redeemable noncontrolling interests	1,754	—	—	—	(1,754)	—	—	(1,754)	—	—	—	(1,754)
Dividends declared on preferred stock	—	—	—	—	—	(37,613)	—	(37,613)	—	—	—	(37,613)
Dividends and distributions on common stock and common and incentive units	(338)	—	—	—	—	(449,525)	—	(449,525)	(19,825)	—	(19,825)	(469,350)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62,748	62,748	62,748
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income (loss)	96	—	—	—	—	176,980	—	176,980	5,604	(359)	5,245	182,225
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	40,073	40,073	1,770	—	1,770	41,843
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(9,943)	(9,943)	(436)	—	(436)	(10,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(4,071)	(4,071)	(179)	—	(179)	(4,250)

Balance as of June 30, 2019	$17,344	$1,099,534	208,324,538	$2,067	$11,511,519	$(2,961,307)	$(89,588)	$9,562,225	$756,050	$155,445	$911,495	$10,473,720

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$304,676	$182,321
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / disposition of properties, net	(304,801)	(67,497)
Gain on sale of marketable equity security	(17,883)	—
Unrealized loss (gain) on marketable equity security	2,375	(18,913)
Impairment of investments in real estate	—	5,351
Equity in loss (earnings) of unconsolidated joint ventures	86,628	(16,179)
Distributions from unconsolidated joint ventures	9,231	20,856
Write-off due to early lease terminations	135	9,634
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	461,940	409,362
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	178,682	192,686
Amortization of share-based compensation	35,580	17,060
Non-cash amortization of terminated swaps	524	523
Allowance for doubtful accounts	3,905	4,813
Amortization of deferred financing costs	7,921	7,399
Loss from early extinguishment of debt	632	4,090
Amortization of debt discount/premium	1,899	1,228
Amortization of acquired above-market leases and acquired below-market leases, net	7,087	10,163
Changes in assets and liabilities:
Accounts and other receivables	15,115	(45,028)
Deferred rent	(13,438)	(28,015)
Deferred leasing costs	(19,212)	(14,133)
Other assets	(30,810)	(24,061)
Accounts payable, operating lease liabilities and other accrued liabilities	(17,497)	176,367
Security deposits and prepaid rents	(319)	(715)
Net cash provided by operating activities	712,370	827,312
Cash flows from investing activities:
Improvements to investments in real estate	(854,885)	(780,571)
Deconsolidation of Ascenty cash	—	(97,081)
Proceeds from joint ventures transactions	—	702,439
Proceeds from sale of marketable equity security	70,019	—
Cash assumed in acquisitions	116,738	—
Acquisitions of real estate	(351,186)	(59,397)
Proceeds from sale of assets, net of sales costs	526,362	—
Investments in unconsolidated joint ventures	(94,169)	(66,622)
Prepaid construction costs and other investments	(93,032)	(76,863)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Improvement advances to tenants	(43,963)	(25,029)
Collection of improvement advances to tenants	45,301	16,611
Net cash used in investing activities	(678,815)	(386,513)
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$1,365,607	$2,182,573
Repayments on global revolving credit facilities	(1,652,878)	(2,418,142)
Repayments on unsecured term loans	—	(375,000)
Borrowings on unsecured senior notes	2,357,417	2,325,566
Repayments on unsecured senior notes	(1,435,272)	(1,368,892)
Principal payments on secured debt	(1,090)	(315)
Payment of loan fees and costs	(15,440)	(16,723)
Premium paid for early extinguishment of debt	—	(29,701)
Capital contributions from noncontrolling interests in consolidated joint ventures, net	36,876	62,748
Proceeds from common and preferred stock offerings, net	639,881	202,288
Redemption of preferred stock	—	(365,050)
Proceeds from equity plans	2,638	2,259
Payment of dividends to preferred stockholders	(42,310)	(37,613)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(850,601)	(686,929)
Net cash provided by (used in) financing activities	404,828	(522,931)
Net increase in cash, cash equivalents and restricted cash	438,383	(82,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,603)	(12,018)
Cash, cash equivalents and restricted cash at beginning of period	97,253	135,222
Cash, cash equivalents and restricted cash at end of period	$519,033	$41,072

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$151,517	$169,468
Cash paid for income taxes	8,559	7,931
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(268,543)	$41,843
Decrease in other assets related to change in fair value of interest rate swaps	(12,849)	(10,379)
Noncontrolling interests in operating partnership converted to shares of common stock	70,282	145,106
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	202,804	214,181
Decrease to goodwill and deferred tax liability (classified with accounts payable and other accrued liabilities)	—	(9,436)
Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$372,516	$—
Cash and cash equivalents	8,190	—
Account receivables	3,114	—
Customer relationship value and intangibles	68,406	—
Other assets	843	—
Secured debt	(135,000)	—
Accounts payable and other accrued liabilities	(4,602)	—
Acquired below-market leases	(2,540)	—
Noncontrolling interests in consolidated joint venture	(5,715)	—
Cash paid for acquisition of real estate	$305,212	$—

Allocation of Interxion purchase price:
Land	$159,467	$—
Building and improvements (including finance lease right-of-use assets)	3,246,522	—
Construction in progress	273,590	—
Land held for future development	33,447	—
Operating lease right-of-use assets	556,865	—
Cash and cash equivalents	108,548	—
Accounts receivable	218,868	—
Goodwill	4,443,856	—
Customer relationship value	1,001,568	—
Other intangibles	44,943
Revolving credit facility	(130,327)	—
Unsecured notes	(1,457,635)	—
Secured debt	(74,316)	—
Operating lease liabilities	(556,865)	—
Accounts payable and other accrued liabilities	(230,585)	—
Finance lease obligations	(47,957)
Deferred tax liability, net	(535,990)	—
Other working capital liabilities, net	(68,947)	—
Equity consideration	$6,985,052	$—

Deconsolidation of Ascenty:
Investment in real estate	$—	$(362,951)
Account receivables	—	(24,977)
Acquired in-place lease value, deferred leasing costs and intangibles	—	(480,128)
Goodwill	—	(967,189)
Other assets	—	(31,099)
Secured debt	—	571,873
Accounts payable and other accrued liabilities	—	72,449
Accumulated other comprehensive loss	—	(21,687)
Deconsolidation of Ascenty cash	—	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$—	$(1,340,790)

Recognition of retained investment in unconsolidated Ascenty joint venture	$—	$727,439

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	June 30,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Properties:
Land	$1,012,022	$804,830
Acquired ground leases	10,314	10,725
Buildings and improvements	19,175,385	15,449,884
Tenant improvements	645,553	621,153
Total investments in operating properties	20,843,274	16,886,592
Accumulated depreciation and amortization	(4,945,534)	(4,536,169)
Net investments in operating properties	15,897,740	12,350,423
Construction in progress and space held for development	2,514,325	1,732,555
Land held for future development	175,209	147,597
Net investments in properties	18,587,274	14,230,575
Investments in unconsolidated joint ventures	1,033,235	1,287,109
Net investments in real estate	19,620,509	15,517,684
Operating lease right-of-use assets, net	1,375,427	628,681
Cash and cash equivalents	505,174	89,817
Accounts and other receivables, net	542,750	305,501
Deferred rent	496,684	478,744
Acquired above-market leases, net	57,535	74,815
Goodwill	7,791,522	3,363,070
Customer relationship value, deferred leasing costs and intangibles, net	3,128,140	2,195,324
Assets held for sale	10,981	229,934
Other assets	333,916	184,561
Total assets	$33,862,638	$23,068,131
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$64,492	$234,105
Unsecured term loans, net	799,550	810,219
Unsecured senior notes, net	11,268,753	8,973,190
Secured debt, including premiums	238,826	104,934
Operating lease liabilities	1,451,152	693,539
Accounts payable and other accrued liabilities	1,828,290	1,007,761
Accrued dividends and distributions	—	234,620
Acquired below-market leases, net	139,851	148,774
Security deposits and prepaid rents	348,253	208,724
Obligations associated with assets held for sale	238	2,700
Total liabilities	16,139,405	12,418,566

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	June 30,	December 31,
	2020	2019
Redeemable noncontrolling interests	40,584	41,465
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $1,456,250 liquidation preference ($25.00 per unit), 58,250,000 units issued and outstanding as of June 30, 2020 and December 31, 2019	1,434,420	1,434,420
Common units, 268,399,073 and 208,900,758 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	15,908,456	8,532,814
Limited Partners, 8,287,819 and 8,843,155 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	648,057	711,650
Accumulated other comprehensive loss	(372,575)	(91,409)
Total partners’ capital	17,618,358	10,587,475
Noncontrolling interests in consolidated joint ventures	64,291	20,625
Total capital	17,682,649	10,608,100
Total liabilities and capital	$33,862,638	$23,068,131

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Rental and other services	$987,675	$799,386	$1,807,747	$1,611,416
Fee income and other	5,320	1,411	8,585	3,896
Total operating revenues	992,995	800,797	1,816,332	1,615,312
Operating Expenses:
Rental property operating and maintenance	332,647	252,032	598,355	506,986
Property taxes and insurance	48,441	44,923	94,111	85,229
Depreciation and amortization	349,165	290,562	640,622	602,048
General and administrative	94,291	52,983	157,829	106,442
Transactions and integration	15,618	4,210	72,419	6,704
Impairment of investments in real estate	—	—	—	5,351
Other	22	7,115	136	12,037
Total operating expenses	840,184	651,825	1,563,472	1,324,797
Operating income	152,811	148,972	252,860	290,515
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(7,632)	6,962	(86,628)	16,179
Gain on deconsolidation, net	—	—	—	67,497
Gain on disposition of properties, net	—	—	304,801	—
Interest and other income, net	22,163	16,980	18,621	38,424
Interest expense	(79,874)	(86,051)	(165,674)	(187,603)
Income tax expense	(11,490)	(4,634)	(18,672)	(8,900)
Loss from early extinguishment of debt	—	(20,905)	(632)	(33,791)
Net income	75,978	61,324	304,676	182,321
Net loss attributable to noncontrolling interests	253	244	3,369	359
Net income attributable to Digital Realty Trust, L.P.	76,231	61,568	308,045	182,680
Preferred units distributions, including undeclared distributions	(21,155)	(16,670)	(42,310)	(37,613)
Issuance costs associated with redeemed preferred units	—	(11,760)	—	(11,760)
Net income available to common unitholders	$55,076	$33,138	$265,735	$133,307
Net income per unit available to common unitholders:
Basic	$0.20	$0.15	$1.05	$0.61
Diluted	$0.20	$0.15	$1.04	$0.61
Weighted average common units outstanding:
Basic	275,544,524	217,346,153	252,995,033	217,193,571
Diluted	278,719,109	218,497,318	255,704,473	218,039,658

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$75,978	$61,324	$304,676	$182,321
Other comprehensive income (loss):
Foreign currency translation adjustments	88,659	10,963	(268,543)	20,156
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	—	21,687
Decrease in fair value of interest rate swaps	(1,011)	(6,604)	(12,849)	(10,379)
Reclassification to interest expense from interest rate swaps	784	(2,156)	226	(4,250)
Other comprehensive income (loss)	88,432	2,203	(281,166)	27,214
Comprehensive income	$164,410	$63,527	$23,510	$209,535
Comprehensive loss attributable to noncontrolling interests	253	244	3,369	359
Comprehensive income attributable to Digital Realty Trust, L.P.	$164,663	$63,771	$26,879	$209,894

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Three Months Ended June 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of March 31, 2020	$40,027	58,250,000	$1,434,420	263,595,562	$15,470,038	8,473,386	$673,051	$(461,007)	$17,116,502	$60,038	$17,176,540
Conversion of limited partner common units to general partner common units	—	—	—	212,859	18,045	(212,859)	(18,045)	—	—	—	—
Common units and share-based awards issued in connection with Interxion combination	—	—	—	—	9,800	—	—	—	9,800	—	9,800
Issuance of common units, net of offering costs	—	—	—	4,535,951	638,126	—	—	—	638,126	—	638,126
Issuance of common units, net of forfeitures	—	—	—	—	—	27,292	—	—	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(432)	—	—	—	(432)	—	(432)
Amortization of share-based compensation	—	—	—	—	22,050	—	—	—	22,050	—	22,050
Vesting of restricted common units, net	—	—	—	54,701	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(1,497)	—	1,497	—	—	—	—
Adjustment to redeemable partnership units	499	—	—	—	(499)	—	—	—	(499)	—	(499)
Distributions	(175)	—	(21,155)	—	(300,851)	—	(10,128)	—	(332,134)	—	(332,134)
Contributions from noncontrolling interests in consolidated joint ventures	515	—	—	—	—	—	—	—	—	4,506	4,506
Net income (loss)	(282)	—	21,155	—	53,676	—	1,682	—	76,513	(253)	76,260
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	88,659	88,659	—	88,659
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(1,011)	(1,011)	—	(1,011)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	784	784	—	784

Balance as of June 30, 2020	$40,584	58,250,000	$1,434,420	268,399,073	$15,908,456	8,287,819	$648,057	$(372,575)	$17,618,358	$64,291	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Six Months Ended June 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$10,587,475	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	805,812	70,282	(805,812)	(70,282)	—	—	—	—
Common units and share-based awards issued in connection with Interxion combination	—	—	—	54,298,595	6,985,052	—	—	—	6,985,052	—	6,985,052
Issuance of common units, net of offering costs	—	—	—	4,585,951	644,631	—	—	—	644,631	—	644,631
Issuance of common units, net of forfeitures	—	—	—	—	—	250,476	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,638	—	—	—	2,638	—	2,638
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,500)	—	—	—	(3,500)	—	(3,500)
Amortization of share-based compensation	—	—	—	—	36,480	—	—	—	36,480	—	36,480
Vesting of restricted common units, net	—	—	—	(217,277)	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(16,504)	—	16,504	—	—	—	—
Adjustment to redeemable partnership units	3,491	—	—	—	(3,491)	—	—	—	(3,491)	—	(3,491)
Distributions	(350)	—	(42,310)	—	(596,481)	—	(19,150)	—	(657,941)	—	(657,941)
Contributions from noncontrolling interests in consolidated joint ventures	1,567	—	—	—	—	—	—	—	—	43,982	43,982
Net income (loss)	(3,188)	—	42,310	—	256,535	—	9,335	—	308,180	(316)	307,864
Other comprehensive loss—foreign currency translation adjustments	(2,401)	—	—	—	—	—	—	(268,543)	(268,543)	—	(268,543)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(12,849)	(12,849)	—	(12,849)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	226	226	—	226

Balance as of June 30, 2020	$40,584	58,250,000	$1,434,420	268,399,073	$15,908,456	8,287,819	$648,057	$(372,575)	$17,618,358	$64,291	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Three Months Ended June 30, 2019	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of March 31, 2019	$17,678	59,050,000	$1,452,983	208,214,139	$8,727,124	9,473,459	$776,614	$(95,382)	$10,861,339	$121,160	$10,982,499
Conversion of limited partner common units to general partner common units	—	—	—	105,064	9,097	(105,064)	(9,097)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	5,335	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(601)	—	—	—	(601)	—	(601)
Issuance of common units, net of forfeitures	—	—	—	—	—	1,654	—	—	—	—	—
Issuance of series K preferred units, net of offering costs	—	—	(159)	—	—	—	—	—	(159)	—	(159)
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)				(365,050)		(365,050)
Amortization of share-based compensation	—	—	—	—	10,461	—	—	—	10,461	—	10,461
Reclassification of vested share-based awards	—	—	—	—	(392)	—	392	—	—	—	—
Adjustment to redeemable partnership units	(189)	—	—	—	189	—	—	—	189	—	189
Distributions	(169)	—	(17,284)	—	(224,723)	—	(9,644)	—	(251,651)	—	(251,651)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	34,529	34,529
Net income (loss)	24	—	17,284	—	42,884	—	1,376	—	61,544	(244)	61,300
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	10,963	10,963	—	10,963
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	(6,604)	(6,604)	—	(6,604)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(2,156)	(2,156)	—	(2,156)

Balance as of June 30, 2019	$17,344	44,450,000	$1,099,534	208,324,538	$8,552,279	9,370,049	$759,641	$(93,179)	$10,318,275	$155,445	$10,473,720

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Six Months Ended June 30, 2019	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$10,765,154	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	1,622,940	145,106	(1,622,940)	(145,106)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	250,708	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(976)	—	—	—	(976)	—	(976)
Issuance of common units, net of forfeitures	—	—	—	—	—	412,105	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,259	—	—	—	2,259	—	2,259
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,264	—	—	—	—	—	203,264	—	203,264
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)	—	—	—	(365,050)	—	(365,050)
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	—	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	18,861	—	—	—	18,861	—	18,861
Reclassification of vested share-based awards	—	—	—	—	(7,712)	—	7,712	—	—	—	—
Adjustment to redeemable partnership units	1,754	—	—	—	(1,754)	—	—	—	(1,754)	—	(1,754)
Distributions	(338)	—	(37,613)	—	(449,525)	—	(19,825)	—	(506,963)	—	(506,963)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	62,748	62,748
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	(6,318)	—	(6,318)
Net income (loss)	96	—	37,613	—	139,367	—	5,604	—	182,584	(359)	182,225
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	41,843	41,843	—	41,843
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	(10,379)	(10,379)	—	(10,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(4,250)	(4,250)	—	(4,250)

Balance as of June 30, 2019	$17,344	44,450,000	$1,099,534	208,324,538	$8,552,279	9,370,049	$759,641	$(93,179)	$10,318,275	$155,445	$10,473,720

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$304,676	$182,321
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / disposition of properties, net	(304,801)	(67,497)
Gain on sale of marketable equity security	(17,883)	—
Unrealized loss (gain) on marketable equity security	2,375	(18,913)
Impairment of investments in real estate	—	5,351
Equity in loss (earnings) of unconsolidated joint ventures	86,628	(16,179)
Distributions from unconsolidated joint ventures	9,231	20,856
Write-off due to early lease terminations	135	9,634
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	461,940	409,362
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	178,682	192,686
Amortization of share-based compensation	35,580	17,060
Non-cash amortization of terminated swaps	524	523
Allowance for doubtful accounts	3,905	4,813
Amortization of deferred financing costs	7,921	7,399
Loss from early extinguishment of debt	632	4,090
Amortization of debt discount/premium	1,899	1,228
Amortization of acquired above-market leases and acquired below-market leases, net	7,087	10,163
Changes in assets and liabilities:
Accounts and other receivables	15,115	(45,028)
Deferred rent	(13,438)	(28,015)
Deferred leasing costs	(19,212)	(14,133)
Other assets	(30,810)	(24,061)
Accounts payable, operating lease liabilities and other accrued liabilities	(17,497)	176,367
Security deposits and prepaid rents	(319)	(715)
Net cash provided by operating activities	712,370	827,312
Cash flows from investing activities:
Improvements to investments in real estate	(854,885)	(780,571)
Cash assumed in acquisitions	116,738	—
Acquisitions of real estate	(351,186)	(59,397)
Proceeds from sale of properties, net of sales costs	526,362	—
Proceeds from the joint ventures transactions	—	702,439
Deconsolidation of Ascenty cash	—	(97,081)
Proceeds from sale of marketable equity security	70,019	—
Prepaid construction costs and other investments	(93,032)	(76,863)
Investments in unconsolidated joint ventures	(94,169)	(66,622)
Improvement advances to tenants	(43,963)	(25,029)
Collection of improvement advances to tenants	45,301	16,611
Net cash used in investing activities	(678,815)	(386,513)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$1,365,607	$2,182,573
Repayments on global revolving credit facilities	(1,652,878)	(2,418,142)
Repayments on unsecured term loans	—	(375,000)
Borrowings on unsecured senior notes	2,357,417	2,325,566
Repayments on unsecured senior notes	(1,435,272)	(1,368,892)
Principal payments on secured debt	(1,090)	(315)
Payment of loan fees and costs	(15,440)	(16,723)
Premium paid for early extinguishment of debt	—	(29,701)
Capital contributions from noncontrolling interests in consolidated joint ventures, net	36,876	62,748
General partner contributions	642,519	204,547
General partner distributions	—	(365,050)
Payment of distributions to preferred unitholders	(42,310)	(37,613)
Payment of distributions to common unitholders	(850,601)	(686,929)
Net cash provided by (used in) financing activities	404,828	(522,931)
Net increase in cash, cash equivalents and restricted cash	438,383	(82,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,603)	(12,018)
Cash, cash equivalents and restricted cash at beginning of year	97,253	135,222
Cash, cash equivalents and restricted cash at end of year	$519,033	$41,072

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$151,517	$169,468
Cash paid for income taxes	8,559	7,931
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(268,543)	$41,843
Decrease in other assets related to change in fair value of interest rate swaps	(12,849)	(10,379)
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	—	(9,436)
Limited Partner common units converted to General Partner common units	70,282	145,106
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	202,804	214,181

Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$372,516	$—
Cash and cash equivalents	8,190	—
Account receivables	3,114	—
Customer relationship value and intangibles	68,406	—
Other assets	843	—
Secured debt	(135,000)	—
Accounts payable and other accrued liabilities	(4,602)	—
Acquired below-market leases	(2,540)	—
Noncontrolling interests in consolidated joint venture	(5,715)	—
Cash paid for acquisition of real estate	$305,212	$—

Allocation of Interxion purchase price:
Land	$159,467	$—
Building and improvements (including finance lease right-of-use assets)	3,246,522	—
Construction in progress	273,590	—
Land held for future development	33,447	—
Operating lease right-of-use assets	556,865	—
Cash and cash equivalents	108,548	—
Accounts receivable	218,868	—
Goodwill	4,443,856	—
Customer relationship value	1,001,568	—
Other intangibles	44,943	—
Revolving credit facility	(130,327)	—
Unsecured notes	(1,457,635)	—
Secured debt	(74,316)	—
Operating lease liabilities	(556,865)	—
Accounts payable and other accrued liabilities	(230,585)	—
Finance lease obligations	(47,957)
Deferred tax liability, net	(535,990)	—
Other working capital liabilities, net	(68,947)	—
Equity consideration	$6,985,052	$—

Deconsolidation of Ascenty:
Investment in real estate	$-	$(362,951)
Account receivables	-	(24,977)
Acquired in-place lease value, deferred leasing costs and intangibles	-	(480,128)
Goodwill	-	(967,189)
Other assets	-	(31,099)
Secured debt	-	571,873
Accounts payable and other accrued liabilities	-	72,449
Accumulated other comprehensive loss	-	(21,687)
Deconsolidation of Ascenty cash	-	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$-	$(1,340,790)

Recognition of retained investment in unconsolidated Ascenty joint venture	$-	$727,439

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company), is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of June 30, 2020 and  December 31, 2019 is as follows:

	Data Centers
	As of June 30, 2020					As of December 31, 2019
				Unconsolidated				Unconsolidated
Region	Operating		Held for Sale	Joint Ventures	Total	Operating	Held for Sale (2)	Joint Ventures	Total
United States	121		—	16	137	119	11	17	147
Europe	101	(1)	1	—	102	41	—	—	41
Latin America	—		—	22	22	—	—	19	19
Asia	6		—	5	11	5	—	5	10
Australia	5		—	—	5	5	—	—	5
Africa	2		—	—	2	—	—	—	—
Canada	2		—	—	2	2	1	—	3
Total	237		1	43	281	172	12	41	225
(1)	Includes 62 data centers that were acquired as part of the Interxion Combination.
(2)	Includes 10 Powered Base Building® properties, which comprise 12 data centers, that were held for sale to a third party as of December 31, 2019 and subsequently sold in January 2020 (see Note 4).

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Brussels, Copenhagen, Dublin, Dusseldorf, Frankfurt, London, Madrid, Marseille, Paris, Stockholm, Vienna and Zurich metropolitan areas in Europe, the Fortaleza, Rio de Janeiro, Santiago and São Paulo metropolitan areas in Latin America, and the Hong Kong, Melbourne, Osaka, Seoul, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway facilities and office and other non-data center space.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2020, Digital Realty Trust, Inc. owned a 97.0% common interest and a 100.0% preferred interest in the Operating Partnership. As of  December 31, 2019, Digital Realty Trust, Inc. owned a 95.9% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

●	condensed consolidated face financial statements; and
●	the following notes to the condensed consolidated financial statements:
●	"Debt of the Company" and "Debt of the Operating Partnership";
●	"Income per Share" and "Income per Unit"; and
●	"Equity and Accumulated Other Comprehensive Loss, Net" of the Company and "Capital and Accumulated Other Comprehensive Loss" of the Operating Partnership.

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

(b) Cash, Cash Equivalents and Restricted Cash

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2020 and December 31, 2019, cash equivalents consist of investments in money market instruments. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

Cash, cash equivalents, and restricted cash balances as of June 30, 2020, and December 31, 2019:

	Balance as of
(Amounts in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$505,174	$89,817
Restricted cash (included in other assets)	13,859	7,436
Total	$519,033	$97,253

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

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. In the event the underlying asset is goodwill, the difference is not amortized. The amortization of this difference was immaterial for the three and six months ended June 30, 2020 and 2019, respectively.

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

The following is a summary of goodwill activity for the six months ended June 30, 2020 (in thousands):

	Balance as of		Impact of Change	Balance as of
	December 31,	Merger /	in Foreign	June 30,
Merger / Portfolio Acquisition	2019	Acquisition	Exchange Rates	2020

Telx Acquisition	$330,845	$—	$—	$330,845
European Portfolio Acquisition	440,079	—	(17,742)	422,337
DFT Merger	2,592,146	—	—	2,592,146
Interxion Combination	—	4,443,856	(19,594)	4,424,262
Other Combination	—	21,932	—	21,932
Total	$3,363,070	$4,465,788	$(37,336)	$7,791,522

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

During the three months ended June 30, 2020 and 2019 we capitalized interest of approximately $13.1 million and $9.5 million, respectively, and approximately $23.6 million and $20.4 million for the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019 we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $12.0 million and $11.5 million, respectively, and approximately $24.7 million and $22.7 million for the six months ended June 30, 2020 and 2019, respectively.

(h) Deferred Leasing Costs

Leasing commissions and other direct costs associated with successful leasing to customers are capitalized and amortized on a straight-line basis over the terms of the related leases. We capitalized amounts relating to variable compensation of employees direct and incremental to successful leasing activities of approximately $10.6 million and $6.1 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $19.2 million and $14.2 million for the six months ended June 30, 2020 and 2019, respectively. Deferred leasing costs is included in customer relationship value, deferred leasing costs and intangibles on the condensed consolidated balance sheet and amounted to approximately $280.7 million and $291.8 million, net of accumulated amortization, as of June 30, 2020 and December 31, 2019, respectively. Amortization expense on capitalized deferred leasing costs was approximately $18.8 million and $18.7 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $37.3 million and $37.8 million for the six months ended June 30, 2020 and 2019, respectively.

(i) Marketable Equity Securities

The Company reports its marketable equity securities at fair value, based on quoted market prices (Level 1, as defined by the FASB standard for fair value measurements). Unrealized gains and losses in marketable equity securities are included in interest and other income (expense), net on the condensed consolidated income statements.

As of June 30, 2020 and December 31, 2019, marketable equity securities consisted of common stock traded on a public stock exchange.

For the three and six months ended June 30, 2020, the net proceeds from sales of marketable equity securities totaled approximately $70.0 million, which resulted in a $17.9 million gain from the mark to market valuation as of March 31, 2020. There were no sales for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, the portion of marketable equity security unrealized losses or gains that were recognized in income totaled $3.0 million in gains and $2.4 million in losses, respectively, and were included in interest and other income (expense), net on the Company's condensed consolidated income statements. For the three and six months ended June 30, 2019, the portion of marketable equity security unrealized gains that was recognized in income totaled $2.4 million and $18.9 million, respectively, and was included in interest and other income (expense), net on the Company's condensed consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(j) Foreign Currency Translation

Assets and liabilities of our subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. Adjustments from the remeasurement of non-functional currency transactions are recorded as income or loss in the condensed consolidated income statements. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the cash flows or an average exchange rate for the period, depending on the nature of the cash flow item.

(k) Share-Based Compensation

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

(l) Derivative Instruments

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

(m) Income Taxes

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

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s taxable REIT subsidiaries are subject to federal, state, local and foreign income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes for the Company and its taxable REIT subsidiaries, including for U.S. federal, state, local and foreign jurisdictions, as applicable.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2020 and December 31, 2019, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and six months ended June 30, 2020 and 2019, we had no such interest or penalties. The tax year 2016 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

See Note 12 for further discussion on income taxes.

(n) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(o) Redeemable Noncontrolling Interests

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

(p) Leases

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of June 30, 2020 and December 31, 2019, the balance of rent receivable, net of allowance, was $322.4 million and $171.9 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable and other accrued liabilities in our condensed consolidated balance sheets. The allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 was approximately $18.4 million and $13.8 million, respectively.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it is impacting its customers and business partners. While the Company did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(q) Revenue Recognition

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

The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease component and which are recorded within rental and other services. Revenue recognized as a result of applying Topic 606 was less than 6% of total operating revenue for the three and six months ended June 30, 2020 and 2019.

(r) Assets and Liabilities Measured at Fair Value

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

(s) Transaction and Integration Expense

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

(t) Gains on Disposition of Properties

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

(u) Gain on Deconsolidation

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

(v) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an ongoing basis, we evaluate our estimates, including those related to the valuation of our real estate properties, customer relationship value, goodwill, contingent consideration, accounts receivable and deferred rent receivable, performance-based equity compensation plans and the completeness of accrued liabilities. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating revenues from properties in the United States were $650.9 million and $650.7 million and outside the United States were $342.0 million and $150.1 million for the three months ended June 30, 2020 and 2019, respectively. Operating revenues from properties in the United States were $1.3 billion and $1.3 billion and outside the United States were $537.5 million and $329.2 million for the six months ended June 30, 2020 and 2019, respectively. We had investments in real estate located in the United States of $11.1 billion and $10.6 billion, and outside the United States of $7.5 billion and $3.7 billion, as of June 30, 2020 and December 31, 2019, respectively.

(x) New Accounting Pronouncements

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

We elected certain optional practical expedients as of January 1, 2020

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Business Combinations

Interxion Combination

We obtained control of Interxion on March 9, 2020 and completed the Interxion Combination on March 12, 2020 for total equity consideration of approximately $7.0 billion, including approximately $108.5 million of assumed cash and cash equivalents. The allocation of the purchase price was complete as of June 30, 2020. During the three months ended June 30, 2020, we made measurement period adjustments to provisional amounts with respect to the Interxion Combination that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The impact of the measurement period adjustments to the income statement from the combination date through March 31, 2020 was not material.

The following table summarizes the acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

	Provisional		Final
	Amounts	Adjustments	Amounts
Land	$310,310	$(150,843)	$159,467
Building and improvements	3,003,378	243,144	3,246,522
Construction in progress	311,702	(38,112)	273,590
Land held for development	33,447	—	33,447
Operating lease right-of-use assets	526,399	30,466	556,865
Cash and cash equivalents	108,548	—	108,548
Accounts receivables	218,868	—	218,868
Goodwill	4,192,504	251,352	4,443,856
Customer relationship value (1)	1,340,539	(338,971)	1,001,568
Other intangibles	—	44,943	44,943
Revolving credit facility	(128,282)	(2,045)	(130,327)
Mortgage loans	(74,316)	—	(74,316)
Unsecured debt	(1,434,666)	(22,969)	(1,457,635)
Accounts payable and other accrued liabilities	(230,585)	—	(230,585)
Finance lease obligations	(47,957)	—	(47,957)
Operating lease liabilities	(526,399)	(30,466)	(556,865)
Deferred tax liability, net	(559,291)	23,301	(535,990)
Other working capital liabilities, net	(68,947)	—	(68,947)
Total purchase price	$6,975,252	$9,800	$6,985,052
(1)	The weighted average amortization life for customer relationship value is 15 years.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in the acquisition. As shown above, we recorded approximately $4.4 billion of goodwill related to the Interxion Combination. The goodwill is not expected to be deductible for local tax purposes. The strategic benefits of the acquisition include the Company’s ability to continue its strategy to provide solutions on a global basis with a diversified product offering of data center solutions for both small and large footprint deployments as well as interconnection services. These factors contributed to the goodwill that was recorded upon consummation of the transaction.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma financial information set forth below is based on our historical condensed consolidated income statements for the three and six months ended June 30, 2020 and 2019, adjusted to give effect to the Interxion Combination as if it occurred on January 1, 2019. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of Interxion debt in connection with the Interxion Combination.

	Pro forma (unaudited)
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Digital Realty Trust, Inc.	2020	2019	2020	2019
Total revenue	$992,995	$978,880	$1,964,331	$1,965,399
Net income available to common stockholders (1)	$61,793	$20,808	$309,656	$59,196

	Pro forma (unaudited)
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Digital Realty Trust, L.P.	2020	2019	2020	2019
Total revenue	$992,995	$978,880	$1,964,331	$1,965,399
Net income available to common unitholders (1)	$63,193	$22,208	$318,856	$64,896
(1)	Pro forma net income available to common stockholders/unitholders was adjusted to exclude $8.1 million and $60.5 million of merger-related costs incurred by the Company during the three and six months ended June 30, 2020, respectively, and to include these charges for the corresponding periods in 2019.

Revenues of approximately $194.5 million and $241.9 million and net income of approximately $9.4 million and $12.1 million associated with the Interxion Combination are included in the condensed consolidated income statement for the three and six months ended June 30, 2020, respectively.

4. Real Estate

Acquisitions

We acquired the following real estate during the six months ended June 30, 2020:

Amount
Property Type	(in millions) (1)
Westin (2)	$305.2
Land parcels (3)	43.0
$348.2
(1)	Purchase price in U.S. dollars and excludes capitalized closing costs.
(2)	On February 25, 2020, we closed on the acquisition of a 49% ownership interest in the Westin Building Exchange in Seattle for a purchase price of approximately $305 million plus the assumption of debt. The acquisition of the interest held by seller increases our ownership interest to 99% of the property. Prior to the acquisition, our existing 50% ownership interest was accounted for under the equity method of accounting and classified within "Investment in unconsolidated joint ventures". The carrying value of our investment in Westin was zero as of the date of this acquisition and as of December 31, 2019.
(3)	Represents two currently vacant land parcels located in Europe which are not included in our operating property count.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below reflects the purchase price allocation for the above real estate acquired during the six months ended June 30, 2020 (in thousands):

		Land Held		Customer				Noncontrolling
		for Development /		Relationship		Below-		Interests in	Acquisition
		Construction in	Buildings and	Value and In-Place	Working	Market	Secured	Consolidated	Date Fair
Description	Land	Progress	Improvements	Leases	Capital, net	Leases	Debt	Joint Ventures	Value

Westin	$43,110	$—	$329,406	$68,406	$7,545	$(2,540)	$(135,000)	$(5,715)	$305,212
Land parcels	—	43,000	—	—	—	—	—	—	43,000
Total	$43,110	$43,000	$329,406	$68,406	$7,545	$(2,540)	$(135,000)	$(5,715)	$348,212

Weighted average remaining intangible amortization life (in years)				15		15

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

5. Leases

Lessee accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2065. As of June 30, 2020, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of June 30, 2020, the termination dates of these ground leases range from 2024 to 2981. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2065. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases.

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

6. Investments in Unconsolidated Joint Ventures

As of June 30, 2020 and December 31, 2019, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our condensed consolidated balance sheets consist of the following (in thousands):

	Year Joint	# of	Metropolitan			Balance as of	Balance as of
Joint Venture	Venture Formed	Data Centers	Area	% Ownership		June 30, 2020	December 31, 2019

Ascenty (1)	2019	22	Brazil / Chile / Mexico	51	% (2)	$495,287	$774,853
Mapletree	2019	3	Northern Virginia	20%		191,633	208,354
Mitsubishi	2017	4	Osaka / Tokyo	50%		240,245	200,652
CenturyLink	2012	1	Hong Kong	50%		90,958	88,647
Other	Various	13	U.S.			15,112	14,603
Total		43				$1,033,235	$1,287,109
(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.
(2)	Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture, which has a carrying value as of June 30, 2020 and December 31, 2019 of approximately $19.7 million and $23.9 million, respectively, and is classified within redeemable noncontrolling interests in our condensed consolidated balance sheet.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and customer relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2020 and December 31, 2019.

	Balance as of
(Amounts in thousands)	June 30, 2020	December 31, 2019
Real Estate Intangibles:
Customer relationship value:
Gross amount (1)	$2,884,655	$1,845,949
Accumulated amortization	(480,114)	(400,570)
Net	$2,404,541	$1,445,379
Acquired in-place lease value:
Gross amount	$1,369,391	$1,357,190
Accumulated amortization	(947,948)	(899,071)
Net	$421,443	$458,119
Acquired above-market leases:
Gross amount	$276,626	$279,048
Accumulated amortization	(219,091)	(204,233)
Net	$57,535	$74,815
Acquired below-market leases:
Gross amount	$396,842	$396,509
Accumulated amortization	(256,991)	(247,735)
Net	$139,851	$148,774
(1)	Balance as of June 30, 2020 includes amounts from Interxion Combination (see Note 3).

Amortization of customer relationship value (a component of depreciation and amortization expense) was approximately $49.7 million and $30.7 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $78.8 million and $68.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the weighted average remaining contractual life for customer relationship value was 13.3 years. Estimated annual amortization of customer relationship value for each of the five succeeding years and thereafter, commencing July 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$94,664
2021	188,523
2022	187,751
2023	187,083
2024	186,503
Thereafter	1,560,017
Total	$2,404,541

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was approximately $29.8 million and $37.4 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $57.0 million and $82.4 million for the six months ended June 30, 2020 and 2019, respectively. The expected average amortization period for acquired in-place lease value is 5.8 years as of June 30, 2020. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.6 years as of June 30, 2020. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing July 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$45,816
2021	79,190
2022	59,544
2023	48,431
2024	41,333
Thereafter	147,129
Total	$421,443

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental revenues of $(3.1) million and $(6.2) million for the three months ended June 30, 2020 and 2019, respectively, and approximately $(6.4) million and $(10.2) million for the six months ended June 30, 2020 and 2019, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 7.5 years and 2.1 years, respectively, as of June 30, 2020. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing July 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$(4,165)
2021	(3,403)
2022	4,809
2023	9,575
2024	10,227
Thereafter	65,273
Total	$82,316

8. Debt of the Company

In this Note 8, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes), 4.450% notes due 2028 (4.450% 2028 Notes) and 3.600% notes due 2029 (3.600% 2029 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (3.300% 2029 Notes) and 3.750% notes due 2030 (3.750% 2030 Notes),

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the obligations of Digital Euro Finco, LLC, an indirect wholly owned finance subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes), 2.500% notes due 2026 (2026 Notes) and 1.125% notes due 2028 (1.125% 2028 Notes) and the obligations of Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, with respect to its 0.125% notes due 2022 (0.125% 2022 Notes), 0.625% notes due 2025 (0.625% 2025 Notes), 1.500% notes due 2030 (1.500% 2030 Notes) and 1.250% notes due 2031 (2031 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facilities and unsecured term loans.

9. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	Interest Rate at				Principal		Principal
	June 30,				Outstanding at		Outstanding at
Indebtedness	2020		Maturity Date		June 30, 2020		December 31, 2019
Global revolving credit facilities	Various	(1)	Jan 24, 2023	(1)	$74,349	(2)	$245,766	(2)
Deferred financing costs, net					(9,857)		(11,661)
Global revolving credit facilities, net					64,492		234,105
Unsecured Term Loans
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		300,000	(5)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023		501,906	(5)	513,205	(5)
Deferred financing costs, net					(2,356)		(2,986)
Unsecured term loans, net					799,550		810,219
Unsecured senior notes:
3.950% notes due 2022	3.950%		Jul 1, 2022		500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
0.125% notes due 2022	0.125%		Oct 15, 2022		337,020	(6)	—
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		372,030	(7)	397,710	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		674,040	(6)	672,780	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		310,025	(7)	331,425	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		496,040	(7)	530,280	(7)
0.625% notes due 2025	0.625%		Jul 15, 2025		730,210	(6)	—
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,207,655	(6)	1,205,398	(6)
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
1.125% notes due 2028	1.125%		Apr 9, 2028		561,700	(6)	560,650	(6)
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.300% notes due 2029	3.300%		Jul 1, 2029		434,035	(7)	463,995	(7)
3.600% notes due 2029	3.600%		Jul 19, 2029		900,000		900,000
1.500% notes due 2030	1.500%		Mar 15, 2030		842,550	(6)	—
3.750% notes due 2030	3.750%		Oct 17, 2030		682,055	(7)	729,135	(7)
1.250% notes due 2031	1.250%		Feb 1, 2031		561,700	(6)	—
Unamortized discounts, net of premiums					(28,916)		(16,145)
Total senior notes, net of discount					11,330,144		9,025,228
Deferred financing costs, net					(61,391)		(52,038)
Total unsecured senior notes, net of discount and deferred financing costs					11,268,753		8,973,190

Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020		$—	(8)	$1,089
Secured note due March 2023	LIBOR + 1.000	% (4)	Mar 1, 2023		104,000		104,000
Westin	3.290%		Jul 11, 2027		135,000		—
Unamortized net premiums					—		54
Total secured debt, including premiums					239,000		105,143
Deferred financing costs, net					(174)		(209)
Total secured debt, including premiums and net of deferred financing costs					238,826		104,934
Total indebtedness					$12,371,621		$10,122,448
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

(2)	Balances as of June 30, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-	Balance as of		Weighted-
	June 30,		average	December		average
Denomination of Draw	2020		interest rate	31, 2019		interest rate
Floating Rate Borrowing (a) (d)
Euro (€)	$—		—%	$44,852	(c)	0.90%
Australian dollar (AUD)	1,243	(b)	0.99%	1,264	(c)	1.74%
Hong Kong dollar (HKD)	2,709	(b)	1.45%	—		—%
Singapore dollar (SGD)	70,397	(b)	1.05%	53,199	(c)	2.46%
Total	$74,349		1.06%	$99,315		1.75%

Yen Revolving Credit Facility (a)	$—		—%	$146,451	(e)	0.50%

Total borrowings	$74,349		1.06%	$245,766		1.00%
(a)	The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index, subject to a zero floor, plus a margin of 90 basis points, which is based on the current credit rating of our long-term debt. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index, subject to a zero floor, plus a margin of 50 basis points, which is based on the current credit rating of our long-term debt.
(b)	Based on exchange rates of $0.69 to 1.00 AUD, $0.13 to 1.00 HKD and $0.72 to 1.00 SGD, respectively, as of June 30, 2020.
(c)	Based on exchange rates of $1.12 to €1.00, $0.70 to 1.00 AUD and $0.74 to 1.00 SGD, respectively, as of December 31, 2019.
(d)	As of June 30, 2020, approximately $55.3 million of letters of credit were issued.
(e)	Based on exchange rates of $0.01 to 1.00 JPY as of December 31, 2019.

(3)	Interest rates are based on our current senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan.
(4)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by a portion of U.S. dollar and Canadian dollar borrowings under the 2023 Term Loan and 2024 Term Loan, and the secured note due March 2023. See Note 16. "Derivative Instruments" for further information.
(5)	Balances as of June 30, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-		Balance as of		Weighted-
	June 30,		average		December 31,		average
Denomination of Draw	2020		interest rate		2019		interest rate
U.S. dollar ($)	$300,000		1.18	% (b)	$300,000		2.74	% (d)
Singapore dollar (SGD)	142,874	(a)	2.56%		147,931	(c)	2.68%
Australian dollar (AUD)	200,394	(a)	1.09%		203,820	(c)	1.85%
Hong Kong dollar (HKD)	86,083	(a)	1.55%		85,629	(c)	3.60%
Canadian dollar (CAD)	72,555	(a)	1.52	% (b)	75,825	(c)	3.00	% (d)
Total	$801,906		1.48	% (b)	$813,205		2.62	% (d)
(a)	Based on exchange rates of $0.72 to 1.00 SGD, $0.69 to 1.00 AUD, $0.13 to 1.00 HKD and $0.74 to 1.00 CAD, respectively, as of June 30, 2020.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	As of June 30, 2020, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 1.97% (Total). See Note 16 "Derivative Instruments" for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.74 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.77 to 1.00 CAD, respectively, as of December 31, 2019.
(d)	As of December 31, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.39% (Total).
(6)	Based on exchange rates of $1.12 to €1.00 as of June 30, 2020 and $1.12 to €1.00 as of December 31, 2019.
(7)	Based on exchange rates of $1.24 to £1.00 as of June 30, 2020 and $1.33 to £1.00 as of December 31, 2019.
(8)	Debt was repaid in full on April 13, 2020.

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2020, we were in compliance with each of these financial covenants.

Euro Notes

On January 17, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €300.0 million aggregate principal amount of 0.125% Guaranteed Notes due 2022 (the “0.125% 2022 Notes”), €650.0 million aggregate principal amount of 0.625% Guaranteed Notes due 2025 (the “0.625% 2025 Notes”) and €750.0 million aggregate principal amount of 1.500% Guaranteed Notes due 2030 (the “1.500% 2030 Notes” and, together with the 0.125% 2022 Notes and 0.625% 2025 Notes, the “Euro Notes”). The Euro Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of each series of Euro Notes are governed by separate indentures, each dated as of January 17, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent.

Net proceeds from the offering were approximately €1,678.6 million (or approximately $1,861.9 million based on the exchange rate as of January 17, 2020) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 0.625% 2025 Notes and the 1.500% 2030 Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. We used the net proceeds from the offering of the Euro Notes, pending the allocation of an amount equal to the net proceeds of the 0.625% 2025 Notes and the 1.500% 2030 Notes to Eligible Green Projects, for the repayment, redemption and/or discharge of debt of Interxion or its subsidiaries and the payment of certain transaction fees and expenses incurred in connection with the Interxion Combination, to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facility and for other general corporate purposes.

Euro Notes due 2031

On June 26, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €500.0 million aggregate principal amount of 1.250% Guaranteed Notes due 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of the 2031 Notes are governed by an indenture dated as of June 26, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net proceeds from the offering were approximately €493.1 million (or approximately $553.2 million based on the exchange rate as of June 26, 2020) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering of the 2031 Notes to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facilities, for acquisitions and to provide for working capital and other general corporate purposes.

The table below summarizes our debt maturities and principal payments as of June 30, 2020 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Term Loans(1)	Senior Notes	Secured Debt	Total Debt
Remainder of 2020	$—	$—	$—	$—	$—
2021	—	—	—	—	—
2022	—	—	1,137,020	—	1,137,020
2023	74,349	801,906	722,030	104,000	1,702,285
2024	—	—	984,065	—	984,065
Thereafter	—	—	8,515,945	135,000	8,650,945
Subtotal	$74,349	$801,906	$11,359,060	$239,000	$12,474,315
Unamortized discount	—	—	(34,809)	—	(34,809)
Unamortized premium	—	—	5,893	—	5,893
Total	$74,349	$801,906	$11,330,144	$239,000	$12,445,399
(1)	The global revolving credit facility and unsecured term loans are subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility or unsecured term loans, as applicable.

10. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$53,676	$31,738	$256,535	$127,607
Weighted average shares outstanding—basic	267,569,823	208,284,407	244,866,574	208,048,207
Potentially dilutive common shares:
Unvested incentive units	110,178	152,240	81,319	135,016
Unvested restricted stock	312,634	—	261,758	—
Forward equity offering	2,246,171	825,098	1,845,832	537,980
Market performance-based awards	505,602	173,827	520,531	173,091
Weighted average shares outstanding—diluted	270,744,408	209,435,572	247,576,014	208,894,294
Income per share:
Basic	$0.20	$0.15	$1.05	$0.61
Diluted	$0.20	$0.15	$1.04	$0.61

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	7,974,701	9,061,745	8,128,459	9,145,364
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,441,895	1,682,746	1,518,997	1,710,764
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	1,787,870	2,086,512	1,883,473	2,121,252
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	—	—	—	1,579,691
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	1,789,962	2,088,954	1,885,677	2,123,735
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,428,093	1,666,639	1,504,458	1,694,389
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,501,718	1,752,562	1,582,019	1,051,537
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,463,157	—	2,593,120	—
Total	18,387,396	18,339,158	19,096,203	19,426,732

11. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common unitholders	$55,076	$33,138	$265,735	$133,307
Weighted average units outstanding—basic	275,544,524	217,346,153	252,995,033	217,193,571
Potentially dilutive common units:
Unvested incentive units	110,178	152,240	81,319	135,016
Unvested restricted units	312,634	—	261,758	—
Forward equity offering	2,246,171	825,098	1,845,832	537,980
Market performance-based awards	505,602	173,827	520,531	173,091
Weighted average units outstanding—diluted	278,719,109	218,497,318	255,704,473	218,039,658
Income per unit:
Basic	$0.20	$0.15	$1.05	$0.61
Diluted	$0.20	$0.15	$1.04	$0.61

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,441,895	1,682,746	1,518,997	1,710,764
Potentially dilutive Series G Cumulative Redeemable Preferred Units	1,787,870	2,086,512	1,883,473	2,121,252
Potentially dilutive Series H Cumulative Redeemable Preferred Units	—	—	—	1,579,691
Potentially dilutive Series I Cumulative Redeemable Preferred Units	1,789,962	2,088,954	1,885,677	2,123,735
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,428,093	1,666,639	1,504,458	1,694,389
Potentially dilutive Series K Cumulative Redeemable Preferred Units	1,501,718	1,752,562	1,582,019	1,051,537
Potentially dilutive Series L Cumulative Redeemable Preferred Units	2,463,157	—	2,593,120	—
Total	10,412,695	9,277,413	10,967,744	10,281,368

12. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company’s accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the six months ended June 30, 2020 and 2019.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, we had deferred tax liabilities net of deferred tax assets of approximately $665.1 million and $143.4 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Interxion Combination in March 2020, the European Portfolio Acquisition in July 2016 and the Sentrum portfolio acquisition during 2012. The valuation allowance against the deferred tax assets at June 30, 2020 and December 31, 2019 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions.

13. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreement

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an amendment, which we refer to as the 2020 Amendment, to our ATM equity offering sales agreement dated January 4, 2019, which, as amended, we refer to as the Sales Agreement, with BofA Securities, Inc., Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the six months ended June 30, 2020,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, Inc. generated net proceeds of approximately $645.7 million from the issuance of approximately 4.6 million common shares under the Sales Agreement at an average price of $142.39 per share after payment of approximately $6.5 million of commissions to the Agents. Subsequent to June 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $247.2 million from the issuance of approximately 1.6 million common shares under the Sales Agreement at an average price of $160.10 per share after payment of approximately $2.5 million of commissions to the Agents, and approximately $750.3 million remains available for future sales under the program. For the six months ended June 30, 2019, there were no sales made under the program.

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

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	268,399,073	97.0%	208,900,758	95.9%
Noncontrolling interests consist of:
Common units held by third parties	6,294,091	2.3%	6,820,201	3.2%
Incentive units held by employees and directors (see Note 15)	1,993,728	0.7%	2,022,954	0.9%
	276,686,892	100.0%	217,743,913	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,134.4 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2020 and December 31, 2019, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2020:

	Common Units	Incentive Units	Total
As of December 31, 2019	6,820,201	2,022,954	8,843,155
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(526,110)	—	(526,110)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(279,432)	(279,432)
Incentive units issued upon achievement of market performance condition	—	126,845	126,845
Grant of incentive units to employees and directors	—	125,492	125,492
Cancellation / forfeitures of incentive units held by employees and directors	—	(2,131)	(2,131)
As of June 30, 2020	6,294,091	1,993,728	8,287,819
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2020 (in thousands, except per share data):

		Series C	Series G	Series I	Series J	Series K	Series L
		Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock	Stock	Stock	Stock
February 26, 2020	March 31, 2020	$3,333	$3,672	$3,969	$2,625	$3,071	$4,485	$295,630
May 12, 2020	June 30, 2020	3,333	3,672	3,969	2,625	3,071	4,485	301,005
		$6,666	$7,344	$7,938	$5,250	$6,142	$8,970	$596,635
Annual rate of dividend per share		$1.65625	$1.46875	$1.58750	$1.31250	$1.46250	$1.30000	$4.48000

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

(e) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2019	$(114,947)	$1,287	$25,738	$(87,922)
Net current period change	(258,257)	(12,393)	—	(270,650)
Reclassification to interest expense from interest rate swaps	—	223	—	223
Balance as of June 30, 2020	$(373,204)	$(10,883)	$25,738	$(358,349)

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

(b) Equity Distribution Agreement

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into the 2020 Amendment to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the six months ended June 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $645.7 million from the issuance of approximately 4.6 million common shares under the Sales Agreement at an average price of $142.39 per share after payment of approximately $6.5 million of commissions to the Agents. The proceeds from the issuances for the six months ended June 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 4.6 million common units to Digital Realty Trust, Inc. Subsequent to June 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $247.2 million from the issuance of approximately 1.6 million common

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shares under the Sales Agreement at an average price of $160.10 per share after payment of approximately $2.5 million of commissions to the Agents, and approximately $750.3 million remains available for future sales under the program. The proceeds from the issuances subsequent to June 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 1.6 million common units to Digital Realty Trust, Inc.

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,134.4 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2020 and December 31, 2019, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e) Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2020 (in thousands, except for per unit data):

		Series C	Series G	Series I	Series J	Series K	Series L
		Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units	Units	Units	Units
February 26, 2020	March 31, 2020	$3,333	$3,672	$3,969	$2,625	$3,071	$4,485	$305,267
May 12, 2020	June 30, 2020	3,333	3,672	3,969	2,625	3,071	4,485	310,421
		$6,666	$7,344	$7,938	$5,250	$6,142	$8,970	$615,688

Annual rate of distribution per unit		$1.65625	$1.46875	$1.58750	$1.31250	$1.46250	$1.30000	$4.48000

(f) Accumulated Other Comprehensive Loss

The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	loss
Balance as of December 31, 2019	$(117,869)	$308	$26,152	$(91,409)
Net current period change	(268,543)	(12,849)	—	(281,392)
Reclassification to interest expense from interest rate swaps	—	226	—	226
Balance as of June 30, 2020	$(386,412)	$(12,315)	$26,152	$(372,575)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020, approximately 6.1 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense for the three and six months ended June 30, 2020 and 2019 and our unearned compensation as of June 30, 2020 and December 31, 2019 (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended June 30,				June 30,	December 31,	compensation
Type of incentive award	2020	2019	2020	2019	2020	2019	(in years)
Long-term incentive units (1)	$3.1	$2.4	$0.1	$—	$22.3	$15.4	2.2
Performance-based awards (1)	6.6	3.6	0.2	0.2	46.8	28.4	2.7
Restricted stock (1)	3.6	3.0	0.8	0.8	46.4	29.1	2.9
Interxion awards	7.1	—	—	—	36.0	—	2.6

	Six Months Ended June 30,
	2020	2019	2020	2019
Long-term incentive units (1)	$6.2	$3.8	$0.1	$0.1
Performance-based awards (1)	11.2	6.6	0.4	0.4
Restricted stock (1)	6.8	5.6	1.6	1.3
Interxion awards	10.1	—	—	—
(1)	In addition to the market performance-based awards and long-term incentive awards described in Notes 15(a) and 15(b), this also includes a one-time grant of 64,709 performance-based Class D units and performance-based restricted stock units, subject to attainment of performance metrics related to successful integration of the Interxion Combination, and a one-time grant of 25,635 time-based profits interest units and time-based restricted stock units subject to the closing of the Interxion Combination to certain of the Company’s executive officers. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed between two and three years, the current vesting period of these awards.
(a)	Long-Term Incentive Units

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of our long-term incentive unit activity for the six months ended June 30, 2020.

		Weighted-Average
		Grant Date Fair
Unvested Long-term Incentive Units	Units	Value
Unvested, beginning of period	208,287	$110.00
Granted	125,492	134.36
Vested	(85,182)	111.33
Cancelled or expired	(2,131)	108.57
Unvested, end of period	246,466	$121.95

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

(b) Market Performance-Based Awards

During the six months ended June 30, 2020 and 2019, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.

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

The grant date fair value of the Class D unit and RSU awards was approximately $17.2 million and $20.3 million for the six months ended June 30, 2020 and 2019, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c) Restricted Stock

Below is a summary of our restricted stock activity for the six months ended June 30, 2020.

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock	Shares	Value
Unvested, beginning of period	372,792	$108.47
Granted (1)	783,009	124.80
Vested	(200,371)	111.20
Cancelled or expired	(24,205)	119.19
Unvested, end of period	931,225	$121.36
(1)	Includes 567,810 shares issuable pursuant to the converted and adjusted Interxion equity awards as part of the Interxion Combination.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2020 or December 31, 2019.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of June 30, 2020, there was no impact from netting arrangements as the Company did not have any derivatives in asset positions.

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

As of June 30, 2020 and December 31, 2019, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
June 30,		December 31,		Type of	Strike	Effective	Expiration	June 30,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020 (3)	2019 (3)
Currently-paying contracts
$29,000	(1)	$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$(129)	$175
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	(411)	345
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(10,108)	945
72,555	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(103)	931
$476,555		$479,825						$(10,751)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.74 to 1.00 CAD as of June 30, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.
(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

As of June 30, 2020, we estimate that an additional $4.6 million will be reclassified as an increase to interest expense during the twelve months ended June 30, 2021, when the hedged forecasted transactions impact earnings.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2020, we did not have any derivatives in a net asset position, and have not posted any collateral related to these agreements.

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

The Company’s disclosures of estimated fair value of financial instruments at June 30, 2020 and December 31, 2019 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We calculate the fair value of our mortgage loans, unsecured term loans and unsecured senior notes based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The carrying value of our global revolving credit facilities and unsecured term loans approximate fair value, due to the variability of interest rates.

As of June 30, 2020 and December 31, 2019, the aggregate estimated fair value and carrying values of our global revolving credit facilities, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization	As of June 30, 2020		As of December 31, 2019
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)(4)	Level 2	$74,349	$74,349	$245,766	$245,766
Unsecured term loans (2)(4)	Level 2	801,906	801,906	813,205	813,205
Unsecured senior notes (3)(4)	Level 2	12,325,763	11,359,060	9,697,166	9,025,229
Secured debt (3)(4)	Level 2	238,166	239,000	105,245	105,143
		$13,440,184	$12,474,315	$10,861,382	$10,189,343
(1)	The carrying value of our global revolving credit facilities approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(3)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.
(4)	The carrying value excludes unamortized premiums (discounts) and deferred financing costs (see Note 9).

18. Commitments and Contingencies

(a) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2020, we had open commitments, including amounts reimbursable of approximately $38.1 million, related to construction contracts of approximately $1.1 billion.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2020, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

19. Subsequent Events

On August 3, 2020 (the “Redemption Date”), the Operating Partnership redeemed the $300 million aggregate principal amount outstanding of its 3.625% Notes due 2022 (the “3.625% Notes”) and the $500 million aggregate principal amount outstanding of its 3.950% Notes due 2022 (the “3.950% Notes,” and, together with the 3.625% Notes, the “Notes”). The redemption price for the 3.625% Notes was equal to the sum of (a) $1,060.018 per $1,000 principal amount of the 3.625% Notes, or 106.0018% of the aggregate principal amount of the 3.625% Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to $12.285 per $1,000 principal amount of the 3.625% Notes. The redemption price for the 3.950% Notes was equal to the sum of (a) $1,060.306 per $1,000 principal amount of the 3.950% Notes, or 106.0306% of the aggregate principal amount of the 3.950% Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to $3.511 per $1,000 principal amount of the 3.950% Notes. The Operating Partnership primarily used borrowings on the revolving credit facility to fund the redemption. The redemption will result in an early extinguishment charge of approximately $52.1 million during the three months ended September 30, 2020.

On August 7, 2020, we distributed a notice of redemption to all holders of record of our outstanding 6.350% series I cumulative redeemable preferred stock, or the series I preferred stock, for a redemption price of $25.29545 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption date is September 8, 2020. The excess of the redemption price over the carrying value of the series I preferred stock of approximately $8.0 million relates to the original issuance costs and will be reflected as a reduction to net income available to common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to the expected physical settlement of the forward sale agreements and use of proceeds from any such settlement, our capital resources, expected use of borrowings under our credit facilities, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact of the COVID-19 pandemic on our or our customers’ operations; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2019, quarterly report on Form 10-Q for the quarter ended March 31, 2020 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

As of June 30, 2020, our portfolio included 281 data centers, including 43 data centers held as investments in unconsolidated joint ventures and one held-for-sale data center, with approximately 42.3 million rentable square feet including approximately 6.0 million square feet of space under active development and approximately 2.2 million square feet of space held for development. The 43 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 4.3 million rentable square feet. The 35 parcels of developable land we own as of June 30, 2020 comprised approximately 966 acres. At June 30, 2020, excluding unconsolidated joint ventures, approximately 5.5 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, nine European metropolitan areas, four Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.9 million square feet of base building construction and 2.6 million square feet of data center construction.

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

Revenue base. As of June 30, 2020, our portfolio included 281 data centers through our Operating Partnership, including 43 data centers held as investments in unconsolidated joint ventures and one held-for-sale data center. Our global portfolio includes 139 data centers located in North America, with 102 located in Europe, 22 in Latin America, 11 in Asia, five in Australia and two in Africa.

The following table presents an overview of our portfolio of data centers, including the 43 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of  June 30, 2020.

			Space Under
	Data Center	Net Rentable	Active	Space Held for
Metropolitan Area	Buildings	Square Feet (1)	Development (2)	Development (3)

North America
Northern Virginia	23	5,377,470	677,390	81,195
Chicago	10	3,044,469	382,892	148,101
New York	12	2,080,890	235,054	100,808
Silicon Valley	20	2,251,021	65,594	—
Dallas	21	3,478,083	181,215	49,646
Phoenix	3	795,687	—	227,274
San Francisco	4	787,329	61,210	—
Atlanta	4	525,414	—	313,581
Los Angeles	4	818,479	—	—
Seattle	1	400,369	—	—
Boston	4	467,519	—	50,649
Toronto, Canada	2	276,827	539,182	—
Houston	6	392,816	—	13,969
Austin	1	85,688	—	—
Miami	2	226,314	—	—
Portland	2	50,907	550,529	—
Minneapolis/St. Paul	1	328,765	—	—
Charlotte	3	95,499	—	—
North America Total	123	21,483,545	2,693,066	985,224

Europe
London, England	19	1,693,175	85,722	97,704
Frankfurt, Germany	20	1,210,766	401,209	—
Amsterdam, Netherlands (4)	18	1,483,122	119,480	95,262
Paris, France	12	658,681	376,263	—
Vienna, Austria	2	336,594	—	—
Dublin, Ireland	8	411,714	—	64,750
Madrid, Spain	3	244,420	—	—
Marseille, France	3	225,082	117,990	—
Brussels, Belgium	2	133,564	—	—
Zurich, Switzerland	2	147,455	395,609	—
Stockholm, Sweden	6	155,557	89,308	—
Copenhagen, Denmark	2	160,680	13,293	—
Dusseldorf, Germany	2	90,541	15,550	—
Geneva, Switzerland	1	59,190	—	—
Manchester, England	1	38,016	—	—
Europe Total	101	7,048,558	1,614,424	257,716

Asia Pacific
Singapore	3	540,638	344,826	—
Sydney, Australia	3	226,697	87,660	—
Melbourne, Australia	2	146,570	—	—
Tokyo, Japan	1	—	406,664	—
Osaka, Japan	1	—	193,535	—
Seoul, South Korea	1	—	162,260	—
Asia Pacific Total	11	913,905	1,194,945	—

Africa
Mombasa, Kenya	1	12,449	—	—
Nairobi, Kenya	1	10,276	—	—
Africa Total	2	22,725	—	—

Non-Data Center Properties	—	263,668	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	7	1,250,419	—	—
Hong Kong	1	182,488	—	3,812
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	16	2,187,424	—	3,812

Non-Managed Unconsolidated Joint Ventures
Sao Paulo, Brazil	15	770,077	276,910	306,492
Tokyo, Japan	2	892,667	—	—
Osaka, Japan	2	214,526	86,686	30,874
Fortaleza, Brazil	1	94,205	—	—
Rio De Janeiro, Brazil	2	72,442	—	26,781
Seattle	1	51,000	—	—
Queretaro, Mexico	2	—	108,178	376,202
Santiago, Chile	2	—	46,235	247,148
	27	2,094,917	518,009	987,497

Total	280	34,014,743	6,020,444	2,234,249

(1)	Current net rentable square feet as of June 30, 2020, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(4)	Excludes a held-for-sale data center as of June 30, 2020.

As of June 30, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was approximately 85.7% leased excluding approximately 6.0 million square feet of space under active development and approximately 2.2 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations we support, our lease terms are generally longer than standard commercial leases. As of June 30, 2020, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2021 are 19.1% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of June 30, 2020.

Factors Which May Influence Future Results of Operations

COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on our global business and operations, including the impact on our customers, suppliers and business partners. As of the date of this report, all of our facilities have been and continue to be fully operational and operating in accordance with our business continuity and pandemic response plans. Across our portfolio, our facilities have been deemed essential operations, allowing us to remain staffed with critical personnel in place to continue to provide services and support for our customers. While we did not experience significant disruptions from the COVID-19 pandemic during the three months ended June 30, 2020 nor as of the date of this report, we cannot predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. The global impact of the outbreak has been rapidly evolving and federal and local governments, including in locations where we operate, have responded by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and restrictions on construction projects. We cannot predict whether further restrictions will be implemented or how long they will be in effect. Although some governments have begun to ease or lift these restrictions, the impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown. Our workforce, excluding our critical data center employees, is working from home, which may impact its productivity. We have also experienced delays in construction activity in a few of our markets due to government restrictions in certain locations and as a result of availability of labor, and these delays are impacting some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after these restrictions are eased or lifted, due to increased safety protocols implemented in response to the COVID-19 pandemic. We continue to closely monitor the situation and communicate with our customers, contractors and suppliers. From a supply chain perspective, as of the date of this report, we believe we have acquired the vast majority of equipment needed to complete our 2020 development activities.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. As of the date of this report, we have collected July rent and other payments at levels consistent with the same period last year. In addition, we received requests for rent relief related to COVID-19, most often in the form of rent deferral requests or requests for further discussion, from customers representing approximately 3% of annualized recurring rent. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Not all customer requests will ultimately result in modification agreements, nor are we forgoing our contractual rights under our agreements. These requests for rent relief have not yet indicated that the probability of collecting the remaining rent due from these customers was less than likely. Consequently, there were no instances where we deemed it necessary to cease the recognition of income from rentals on a straight-line basis and begin the recognition of income from rentals on a cash basis when lease payments are collected. While we did not have any material adjustments to amounts as of and during the three months ended June 30, 2020, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods. July collections and rent relief requests may not necessarily be indicative of collections or requests in any future period.

COVID-19 Philanthropic Efforts. We have undertaken a comprehensive, philanthropic initiative consisting of corporate contributions, matching gifts and community outreach initiatives to help support organizations combating COVID-19 around the world.

●	In April 2020, we announced a $1.0 million philanthropic effort to help support COVID-19 relief efforts in the communities we operate in globally, including donations to global and local charitable organizations.
●	In March 2020, we announced, in partnership with Megaport, that for the month of April we were waiving port fees for new ports on Service Exchange across our global portfolio to anyone in the government, medical, emergency services, and education verticals for six months.

Global market and economic conditions. General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations, including as a result of the COVID-19 pandemic. Changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate, such as recent escalations in political and trade tensions involving the U.S., China and Hong Kong, could potentially result in adverse effects on our, and our customers’, operations. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms prior to withdrawal, as well as the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Instability in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and could potentially result in adverse effects on our, and our customers’, financial condition and results of operations.

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

Foreign currency exchange risk. For the three and six months ended June 30, 2020 and 2019, we had foreign operations, including through our investments in unconsolidated joint ventures, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March

2020, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, Swiss franc, Danish krone, Swedish krona and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The withdrawal of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. The COVID-19 pandemic has impacted global markets and contributed to increased foreign currency exchange volatility, including with respect to the Brazilian real, which is the currency in which our Ascenty joint venture conducts business, and we cannot predict when such volatility will subside. We attempt to mitigate a portion of the currency fluctuation risk by financing our investments in local currency denominations, although there can be no assurance this strategy will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our reported revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.

Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve occupancy and to lease currently available capacity and capacity available from lease expirations. Excluding approximately 6.0 million square feet of space under active development and approximately 2.2 million square feet of space held for development, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was approximately 85.7% occupied as of June 30, 2020.

As of June 30, 2020, we had more than 4,000 customers in our data center portfolio, including the 16 data centers held in our managed portfolio of unconsolidated joint ventures. As of June 30, 2020, approximately 93% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover all the increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income we generated also depends upon maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and data center market rental rates. As of June 30, 2020 approximately 1.6 million square feet of data center space with extensive installed tenant improvements available for lease was included in our approximately 29.7 million net rentable square feet, excluding space under active development and space held for development and 43 data centers held as investments in unconsolidated joint ventures. In addition, as of June 30, 2020, we had approximately 6.0 million square feet of space under active development and approximately 2.2 million square feet of space held for development, or approximately 19% of the total rentable space in our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop and lease capacity at favorable rates, which we may not be able to obtain. Development requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development projects. We may purchase additional vacant properties and properties with vacant development capacity in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions” and “COVID-19.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 4.6 million square feet of available space in our portfolio, which excludes approximately 6.0 million square feet of space under active development and approximately 2.2 million square feet of space held for development as of June 30, 2020 and the 27 data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 5.3% and 13.8% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2020 and the year ending December 31, 2021, respectively.

During the six months ended June 30, 2020, we signed renewal leases totaling approximately 1.3 million square feet of space and new leases totaling approximately 2.0 million square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2020:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	685,658	$281.31	$297.67	5.8%	$0.89	1.9
> 1 MW	442,437	$119.63	$120.83	1.0%	$4.32	10.2
Other (6)	169,089	$19.12	$20.31	6.2%	$0.58	3.9
New Leases Signed (5)
0 — 1 MW	183,147	—	$202.32	—	$21.79	2.5
> 1 MW	1,232,540	—	$115.88	—	$23.49	5.8
Other (6)	554,223	—	$33.10	—	$1.66	14.2
Leasing Activity Summary
0 — 1 MW	868,805		$277.57
> 1 MW	1,674,977		$117.19
Other (6)	723,312		$30.11
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2020 to 2021.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas. We expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2020 expirations on an average aggregate basis will generally be consistent with the rates currently being paid for the same space on a GAAP basis and on a cash basis. For the six months ended June 30, 2020, rents on renewed space increased by an average of 5.8% on a GAAP basis on our 0-1 MW space compared to the expiring rents and increased by an average of 1.0% on a GAAP basis on our > 1 MW space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. As of June 30, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Percentage of
June 30, 2020
total annualized
Metropolitan Area	rent (1)
Northern Virginia	20.4%
Chicago	9.3%
London, England	7.7%
Silicon Valley	6.9%
New York	6.8%
Dallas	6.5%
Frankfurt, Germany	5.2%
Amsterdam, Netherlands	4.3%
São Paulo, Brazil	2.9%
Singapore	2.7%
Phoenix	2.3%
Paris, France	2.2%
Tokyo, Japan	2.1%
San Francisco	2.0%
Atlanta	1.6%
Other	17.1%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2020 multiplied by 12. Includes consolidated portfolio and unconsolidated joint ventures at the joint ventures’ 100% ownership level. The aggregate amount of abatements for the six months ended June 30, 2020 was approximately $36.6 million.

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

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, via a cap-and-trade program. The U.S. Senate did not subsequently pass similar legislation. Significant opposition to federal climate change legislation exists, although this could change following the November 2020 elections.

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

The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially, went into force in November 2016. President Trump announced in June 2017 that he will initiate the process to withdraw the United States from the Paris Agreement; however, the United States is not permitted to withdraw prior to November 2020, and a number of states have formed groups supporting the Paris Agreement and pledging to fulfill its goals at the state level.

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

Interest rates. As of June 30, 2020, we had approximately $476.6 million of variable rate debt subject to interest rate swap agreements, along with $74.3 million and $429.4 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loans, respectively. The availability of debt and equity capital may contract or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions,” “COVID-19” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher credit spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Higher interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third-party sources, we may not be able to satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Investments in Real Estate and Acquired Intangible Assets

Business combinations and real estate asset acquisitions. The price that we pay to acquire a business or a real estate asset is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the term and rate of in-place leases, the customer attrition rate, the creditworthiness of the customers, favorable or unfavorable financing, above- or below-market ground leases and numerous other factors.

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire businesses and real estate assets among the identifiable assets including intangibles and liabilities assumed based on our estimate of the fair value of such assets and liabilities. This includes determining the value of the property and improvements, land, ground leases, if any, and tenant improvements. Additionally, we evaluate the value of in-place leases on occupancy and market rent, the value of the customer relationships, the value (or negative value) of above (or below) market leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us, any building leases assumed from the seller and goodwill, only in the case of business combinations. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and customer relationships, which is included in depreciation and amortization in our condensed consolidated income statements.

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

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying condensed consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of June 30, 2020 and December 31, 2019, the balance of deferred rent was $496.7 million and $478.7 million, respectively, and rent receivable, net of allowance, was $322.4 million and $171.9 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 2(x) “New Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations

The discussion below relates to our results of operations for the three and six months ended June 30, 2020 and 2019. A summary of our operating results for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income Statement Data:
Total operating revenues	$992,995	$800,797	$1,816,332	$1,615,312
Total operating expenses	(840,184)	(651,825)	(1,563,472)	(1,324,797)
Operating income	152,811	148,972	252,860	290,515

Equity in (loss) earnings of unconsolidated joint ventures	(7,632)	6,962	(86,628)	16,179
Gain on deconsolidation, net	—	—	—	67,497
Gain on disposition of properties, net	—	—	304,801	—
Interest and other income, net	22,163	16,980	18,621	38,424
Interest expense	(79,874)	(86,051)	(165,674)	(187,603)
Income tax expense	(11,490)	(4,634)	(18,672)	(8,900)
Loss from early extinguishment of debt	—	(20,905)	(632)	(33,791)
Net income	$75,978	$61,324	$304,676	$182,321

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

Comparison of the Three and Six Months Ended June 30, 2020 to the Three and Six Months Ended June 30, 2019

Portfolio

As of June 30, 2020, our portfolio consisted of 281 data centers, including 43 data centers held as investments in unconsolidated joint ventures and one held-for-sale data center, with an aggregate of 42.3 million rentable square feet including 6.0 million square feet of space under active development and 2.2 million square feet of space held for development compared to a portfolio consisting of 220 data centers, including 36 data centers held as investments in unconsolidated joint ventures, with an aggregate of 35.2 million rentable square feet including 3.3 million square feet of space under active development and 1.5 million square feet of space held for development as of June 30, 2019.

Revenues

Total operating revenues for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental and other services	$987,675	$799,386	$188,289	$1,807,747	$1,611,416	$196,331
Fee income and other	5,320	1,411	3,909	8,585	3,896	4,689
Total operating revenues	$992,995	$800,797	$192,198	$1,816,332	$1,615,312	$201,020

The following tables show rental and other services revenue for the three and six months ended June 30, 2020 and 2019 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended June 30,				Three Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	Change
Rental and other services	$610,373	$626,266	$(15,893)	(2.5)%	$377,302	$173,120	$204,182

	Stabilized				Pre-Stabilized and Other
	Six Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change
Rental and other services	$1,214,747	$1,243,204	$(28,457)	(2.3)%	$593,000	$368,212	$224,788

Stabilized revenue decreased $15.9 million and $28.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to expiring leases at certain properties in the stabilized portfolio and higher bad debt expense.

Pre-stabilized and other revenues increased $204.2 million and $224.8 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily as a result of revenues associated with the Interxion Combination of $194.5 million and $241.9 million for the three and six months ended June 30, 2020, respectively, offset by the Ascenty Acquisition prior to deconsolidation in March 2019 for the six-month period.

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

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental property operating and maintenance	$332,647	$252,032	$80,615	$598,355	$506,986	$91,369
Property taxes and insurance	48,441	44,923	3,518	94,111	85,229	8,882
Depreciation and amortization	349,165	290,562	58,603	640,622	602,048	38,574
General and administrative	94,291	52,983	41,308	157,829	106,442	51,387
Transaction and integration expenses	15,618	4,210	11,408	72,419	6,704	65,715
Impairment of investments in real estate	—	—	—	—	5,351	(5,351)
Other	22	7,115	(7,093)	136	12,037	(11,901)
Total operating expenses	$840,184	$651,825	$188,359	$1,563,472	$1,324,797	$238,675
Interest expense	$79,874	$86,051	$(6,177)	$165,674	$187,603	$(21,929)

The following tables show property level expenses for the three and six months ended June 30, 2020 and 2019 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended June 30,				Three Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	Change
Rental property operating and maintenance	$187,349	$194,394	$(7,045)	(3.6)%	$145,298	$57,638	$87,660
Property taxes and insurance	34,246	32,067	2,179	6.8%	14,195	12,856	1,339
	$221,595	$226,461	$(4,866)	(2.1)%	$159,493	$70,494	$88,999

	Stabilized				Pre-Stabilized and Other
	Six Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change
Rental property operating and maintenance	$373,142	$384,389	$(11,247)	(2.9)%	$225,213	$122,597	$102,616
Property taxes and insurance	67,566	60,477	7,089	11.7%	26,545	24,752	1,793
	$440,708	$444,866	$(4,158)	(0.9)%	$251,758	$147,349	$104,409

Stabilized rental property operating and maintenance expenses decreased approximately $7.0 million and $11.2 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily related to lower utility consumption at certain properties in the stabilized portfolio.

Stabilized property taxes and insurance increased by approximately $2.2 million and $7.1 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to higher assessments at certain properties in the stabilized portfolio along with property tax refunds in 2019 that are not recurring.

Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $87.7 million and $102.6 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the Interxion Combination, which contributed $77.9 million and $97.3 million for the three months and six months ended June 30, 2020, respectively, along with higher expenses as a result of leasing activity during the twelve months ended June 30, 2020 offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019 and the Ascenty Acquisition prior to deconsolidation in March 2019.

Pre-stabilized and other property taxes and insurance increased approximately $1.3 million and $1.8 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to the Interxion Combination, which contributed $1.0 million and $1.2 million for the three months and six months ended June 30, 2020, respectively, along with increased assessed values at our Northern Virginia and Chicago properties offset by properties sold to Mapletree in January 2020 and properties contributed to the Mapletree joint venture in November 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $58.6 million and $38.6 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase was principally due to the Interxion Combination offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019, certain intangibles related to the DFT Merger being fully amortized prior to the six months ended June 30, 2020 along with 2019 activity from the Ascenty Acquisition prior to deconsolidation in March 2019.

General and Administrative

General and administrative expenses increased by approximately $41.3 million and $51.4 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the Interxion Combination.

Transactions and Integration Expenses

Transactions and integration expense increased by approximately $11.4 million and $65.7 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, principally due to integration and transaction costs associated with the Interxion Combination, which closed in March 2020.

Impairment of Investments in Real Estate

We evaluated the carrying value of the properties identified as held for sale to ensure the carrying value was recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the six months ended June 30, 2019, we recognized $5.4 million of impairment charges on a property located in the United States to reduce the carrying value to the estimated fair value less costs to sell. The fair value of the property was based on comparable sales price data. There were no impairment charges for the three and six months ended June 30, 2020.

Interest Expense

Interest expense decreased by approximately $6.2 million and $21.9 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower average balances on our global revolving credit facilities and term loans in 2020, along with the paydown of the Ascenty loan in March 2019. This was offset by the issuances of the 2.500% 2026 Notes in February 2019, the 3.600% 2029 Notes in June 2019, 1.125% 2028 Notes in October 2019 and the 0.125% 2022 Notes, 0.625% 2025 Notes and 1.500% 2030 Notes in January 2020.

Other Income (Expense)

Interest and other income (expense), net increased approximately $5.2 million and decreased approximately $21.4 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.  The three-month increase is primarily due to realized and unrealized gains or losses from mark-to-market valuation changes on equity investments. The six-month decrease is due to the reimbursement of transaction expenses as a result of the closing of the Ascenty joint venture with Brookfield in the three months ended March 31, 2019.

Gain on Deconsolidation

During the six months ended June 30, 2019, we recognized a gain on the deconsolidation of Ascenty of approximately $67.5 million as a result of the formation of the Ascenty joint venture with Brookfield Infrastructure.

Gain on Disposition of Properties

During the six months ended June 30, 2020, we sold 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree at a purchase consideration of approximately $557.0 million, resulting in a gain of approximately $304.8 million. There were no gains on disposition of properties for the three and six months ended June 30, 2019.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt decreased approximately $20.9 million and $33.2 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the costs associated with the early tender offer and subsequent redemption of the 5.875% 2020 Notes in January and February 2019 along with the 3.400% Notes due 2020 and 2021 Notes in June 2019.

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

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an amendment, which we refer to as the 2020 Amendment, to our ATM equity offering sales agreement dated January 4, 2019, which, as amended, we refer to as the Sales Agreement, with BofA Securities, Inc., Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the six months ended June 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $645.7 million from the issuance of approximately 4.6 million common shares under the Sales Agreement at an average price of $142.39 per share after payment of approximately $6.5 million of commissions to the Agents. The proceeds from the issuances for the six months ended June 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 4.6 million common units to our Parent Company. Subsequent to June 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $247.2 million from the issuance of approximately 1.6 million common shares under the Sales Agreement at an average price of $160.10 per share after payment of approximately $2.5 million of commissions to the Agents, and approximately $750.3 million remains available for future sales under the program. The proceeds from the issuances subsequent to June 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 1.6 million common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see Note 13 to our condensed consolidated financial statement contained herein.

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

On August 7, 2020, Digital Realty Trust, Inc. distributed a notice of redemption to all holders of record of its outstanding 6.350% series I cumulative redeemable preferred stock, or the series I preferred stock, for a redemption price of $25.29545 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption date is September 8, 2020. The excess of the redemption price over the carrying value of the series I preferred stock of approximately $8.0 million relates to the original issuance costs and will be reflected as a reduction to net income available to common stockholders.

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

As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our Parent Company may need to continue to raise capital in the debt and equity markets to fund our Operating Partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our Parent Company may be required to use borrowings under our global revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our Parent Company’s REIT status.

For additional information regarding dividends declared and paid by our Parent Company on its common and preferred stock for the three and six months ended June 30, 2020 and 2019, see Note 13 to our condensed consolidated financial statements contained herein.

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

As of June 30, 2020, we had $505.2 million of cash and cash equivalents, excluding $13.9 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As of August 5, 2020, we had $354.4 million of cash and cash equivalents.

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

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into the 2020 Amendment to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the six months ended June 30, 2020, our Parent Company generated net proceeds of approximately $645.7 million from the issuance of approximately 4.6 million common shares under the Sales Agreement at an average price of $142.39 per share after payment of approximately $6.5 million of commissions to the Agents. The proceeds from the issuances for the six months ended June 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 4.6 million common units to our Parent Company. Subsequent to June 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $247.2 million from the issuance of approximately 1.6 million common shares under the Sales Agreement at an average price of $160.10 per share after payment of approximately $2.5 million of commissions to the Agents, and approximately $750.3 million remains available for future sales under the program. The proceeds from the issuances subsequent to June 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 1.6 million common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see Note 13 to our condensed consolidated financial statements contained herein.

On January 17, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €300.0 million aggregate principal amount of 0.125% Guaranteed Notes due 2022 (the “0.125% 2022 Notes”), €650.0 million aggregate principal amount of 0.625% Guaranteed Notes due 2025 (the “0.625% 2025 Notes”) and €750.0 million aggregate principal amount of 1.500% Guaranteed Notes due 2030 (the “1.500% 2030 Notes” and, together with the 0.125% 2022 Notes and 0.625% 2025 Notes, the “Euro Notes”). The Euro Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €1,678.6 million (or approximately $1,861.9 million based on the exchange rate as of January 17, 2020) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 0.625% 2025 Notes and the 1.500% 2030 Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the 0.625% 2025 Notes and the 1.500% 2030 Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds from the Euro Notes were used for the repayment, redemption and/or discharge of debt of Interxion or its subsidiaries and the payment of certain transaction fees and expenses incurred in connection with the Interxion Combination, to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facility and for other general corporate purposes.

On June 26, 2020, Digital Dutch Finco B.V. issued and sold €500.0 million aggregate principal amount of 1.250% Guaranteed Notes due 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €493.1 million (or approximately $553.2 million based on the exchange rate as of June 26, 2020) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering of the 2031 Notes to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facilities, for acquisitions and to provide for working capital and other general corporate purposes.

On August 3, 2020 (the “Redemption Date”), the Operating Partnership redeemed the $300 million aggregate principal amount outstanding of its 3.625% Notes due 2022 (the “3.625% Notes”) and the $500 million aggregate principal amount outstanding of its 3.950% Notes due 2022 (the “3.950% Notes,” and, together with the 3.625% Notes, the “Notes”). The redemption price for the 3.625% Notes was equal to the sum of (a) $1,060.018 per $1,000 principal amount of the 3.625% Notes, or 106.0018% of the aggregate principal amount of the 3.625% Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to $12.285 per $1,000 principal amount of the 3.625% Notes. The redemption price for the 3.950% Notes was equal to the sum of (a) $1,060.306 per $1,000 principal amount of the 3.950% Notes, or 106.0306% of the aggregate principal amount of the 3.950% Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to $3.511 per $1,000 principal amount of the 3.950% Notes. The Operating Partnership primarily used borrowings on the revolving credit facility to fund the redemption.

Construction

The table below summarizes our land held for future development and construction in progress and space held for development as of June 30, 2020 and December 31, 2019:

Development Lifecycle	As of June 30, 2020				As of December 31, 2019
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)	N/A	$175,209	$—	$175,209	N/A	$147,597	$—	$147,597
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$590,680	$—	$590,680	N/A	$517,900	$—	$517,900
Space Held for Development (6)	1,242,939	214,861	—	214,861	1,281,169	241,563	—	241,563
Base Building Construction	2,915,873	548,789	602,387	1,151,176	2,936,071	485,489	404,082	889,571
Data Center Construction	2,586,562	1,124,635	1,331,356	2,455,991	1,175,673	441,852	703,607	1,145,459
Equipment Pool & Other Inventory	N/A	13,360	—	13,360	N/A	27,283	—	27,283
Campus, Tenant Improvements & Other	N/A	21,999	25,577	47,576	N/A	18,468	22,968	41,436
Total Construction in Progress and Land Held for Future Development	6,745,374	$2,689,533	$1,959,320	$4,648,853	5,392,913	$1,880,152	$1,130,657	$3,010,809
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated joint ventures. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through June 30, 2020. Excludes costs incurred by unconsolidated joint ventures.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2019. Excludes costs incurred by unconsolidated joint ventures.
(5)	Represents approximately 966 acres as of June 30, 2020 and approximately 944 acres as of December 31, 2019.
(6)	Excludes space held for development through unconsolidated joint ventures.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 5.5 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. As of June 30, 2020, we had approximately 6.0 million square feet under active development and approximately 2.2 million square feet held for development. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At June 30, 2020, excluding unconsolidated joint ventures, approximately 5.5 million square feet was under active development for Turn-Key Flex® and Powered Base Building® products, all of which is expected to be income-producing on or after completion, in seven U.S. metropolitan areas, nine European metropolitan areas, four Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.9 million square feet of base building construction and 2.6 million square feet of data center construction. At June 30, 2020, we had open commitments, related to construction contracts of approximately $1.1 billion, including amounts reimbursable of approximately $38.1 million.

We currently expect to incur approximately $1.2 billion to $1.5 billion of capital expenditures for our development programs during the six months ending December 31, 2020, although this amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Development projects	$733,536	$657,618
Enhancement and improvements	122	2,264
Recurring capital expenditures	73,473	77,574
Total capital expenditures (excluding indirect costs)	$807,131	$737,456

For the six months ended June 30, 2020, total capital expenditures increased $69.6 million to approximately $807.1 million from $737.5 million for the same period in 2019. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2020 were approximately $733.7 million, which reflects an increase of approximately 11% from the same period in 2019. This increase was primarily due to Interxion, which had approximately $122.4 million of capital expenditures for the six months ended June 30, 2020, offset by 2019 spending related to Ascenty, which was deconsolidated in March 2019. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2020 and 2019 were $47.8 million and $43.1 million, respectively. Capitalized interest comprised approximately $23.6 million and $20.4 million of the total indirect costs capitalized for the six months ended June 30, 2020 and 2019, respectively. Capitalized interest in the six months ended June 30, 2020 increased, compared to the same period in 2019, due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the six months ended June 30, 2020 increased compared to the same period in 2019 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2020.

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

We expect to meet our short-term and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent Company. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of August 5, 2020, we had approximately $1.6 billion of borrowings available under our global revolving credit facilities. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “COVID-19”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our Parent Company’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and six months ended June 30, 2020, see Note 14 to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2020 (in millions):

Debt Summary:
Fixed rate	$11,494.0
Variable rate debt subject to interest rate swaps	476.6
Total fixed rate debt (including interest rate swaps)	11,970.6
Variable rate—unhedged	503.7
Total	$12,474.3
Percent of Total Debt:
Fixed rate (including swapped debt)	96.0%
Variable rate	4.0%
Total	100.0%

Effective Interest Rate as of June 30, 2020
Fixed rate (including hedged variable rate debt)	2.85%
Variable rate	1.58%
Effective interest rate	2.80%

As of June 30, 2020, we had approximately $12.5 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 23% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2020 of $142.11). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of June 30, 2020, our debt had a weighted average term to initial maturity of approximately 6.2 years (or approximately 6.2 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2020, we were party to interest rate swap agreements related to $476.6 million of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

As of June 30, 2020, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $558.0 million, of which $10.2 million is subject to interest rate swap agreements.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

The following table shows cash flows and ending cash and cash equivalent balances for the Company and the Operating Partnership for the six months ended June 30, 2020 and 2019 (in thousands).

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$712,370	$827,312	$(114,942)
Net cash used in investing activities	(678,815)	(386,513)	(292,302)
Net cash provided by (used in) financing activities	404,828	(522,931)	927,759
Net increase (decrease) in cash, cash equivalents and restricted cash	$438,383	$(82,132)	$520,515

The decrease in net cash provided by operating activities was primarily due to properties sold or contributed to unconsolidated joint ventures during the twelve months ended June 30, 2020 partially offset by an increase in cash flows from operations from the Interxion Combination which closed in March 2020.

The changes in the activities that comprise net cash used in investing activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 consisted of the following amounts (in thousands).

Increase in cash used for improvements to investments in real estate	$(74,314)
Increase in cash used for acquisitions of real estate	(291,789)
Increase in cash provided by cash assumed in acquisitions	116,738
Increase in cash provided by proceeds from sale of properties, net of sales costs	526,362
Decrease in cash provided by proceeds from the joint venture transactions	(702,439)
Decrease in cash used in deconsolidation of Ascenty cash	97,081
Increase in cash used for investments in unconsolidated joint ventures	(27,547)
Other changes	63,606
Change in net cash used in investing activities	$(292,302)

The increase in cash used in investing activities was primarily due to decrease in cash proceeds from the formation of the Ascenty joint venture in March 2019 with Brookfield, net of deconsolidated Ascenty cash and the increase in cash used related to the acquisition of an additional 49% ownership interest in the Westin Building Exchange in February 2020 classified within acquisitions of real estate, partially offset by the sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree in January 2020.

The changes in the activities that comprise net cash provided by financing activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 for the Company consisted of the following amounts (in thousands).

Decrease in cash used for repayments of short-term borrowings, net of proceeds	$323,298
Increase in cash provided by net proceeds from issuance of common and preferred stock, including equity plans	437,972
Increase in cash provided by proceeds from secured / unsecured debt	33,134
Increase in cash used for repayment on secured / unsecured debt	(67,155)
Decrease in cash used for redemption of preferred stock	365,050
Increase in cash used for dividend and distribution payments	(168,369)
Other changes	3,829
Change in net cash provided by financing activities	$927,759

The increase in cash provided by financing activities for the Company was primarily due to an increase in cash provided from the proceeds from common stock issued under the ATM equity offering program, a decrease in the repayment of short-term borrowings, net of proceeds and a decrease in cash used to redeem preferred stock during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, partially offset by the increase in dividend and distribution payments for the six months ended June 30, 2020 as compared to the same period in 2019 as a result of an increase in the number of shares outstanding due to the Interxion Combination and increased dividend amount per share of common stock in the six months ended June 30, 2020 as compared to the same period in 2019.

The changes in the activities that comprise net cash provided by financing activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 for the Operating Partnership consisted of the following amounts (in thousands).

Decrease in cash used for repayments of short-term borrowings, net of proceeds	$323,298
Increase in cash provided by general partner contributions	437,972
Decrease in cash used for general partner distributions	365,050
Increase in cash provided by proceeds from secured / unsecured debt	33,134
Increase in cash used for repayment on secured / unsecured debt	(67,155)
Increase in cash used for distribution payments	(168,369)
Other changes	3,829
Change in net cash provided by financing activities	$927,759

The increase in cash provided by financing activities for the Operating Partnership was primarily due to an increase in cash provided from the proceeds from common stock issued under Digital Realty Trust, Inc.’s ATM equity offering program, a decrease in the repayment of short-term borrowings, net of proceeds and a decrease in cash used to redeem preferred units during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, partially offset by the increase in distribution payments for the six months ended June 30, 2020 as compared to the same period in 2019 as a result of an increase in the number of units outstanding due to units issued to our Parent Company for the shares issued in the Interxion Combination and increased distribution amount per common unit in the six months ended June 30, 2020 as compared to the same period in 2019.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests primarily relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2020, amounted to 3.0% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders in the DFT Operating Partnership in connection with the DFT Merger were outstanding as of June 30, 2020, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income Available to Common Stockholders	$53,676	$31,738	$256,535	$127,607
Adjustments:
Non-controlling interests in operating partnership	1,400	1,400	9,200	5,700
Real estate related depreciation & amortization (1)	342,334	286,915	628,851	594,779
Unconsolidated JV real estate related depreciation & amortization	17,123	13,623	37,046	17,474
Gain on disposition of properties	—	—	(304,801)	—
Impairment of investments in real estate	—	—	—	5,351
FFO available to common stockholders and unitholders (2)	$414,533	$333,676	$626,831	$750,911
Basic FFO per share and unit	$1.50	$1.54	$2.48	$3.46
Diluted FFO per share and unit (2)	$1.49	$1.53	$2.45	$3.44
Weighted average common stock and units outstanding
Basic	275,545	217,346	252,995	217,194
Diluted (2)	278,613	218,497	255,704	218,040
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$349,165	$290,562	640,622	602,048
Non-real estate depreciation	(6,831)	(3,647)	(11,771)	(7,269)
	$342,334	$286,915	$628,851	$594,779
(2)	For all periods presented, we have excluded the effect of the series C, series G, series H, series I, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series G, series H, series I, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common stock and units outstanding	275,545	217,346	252,995	217,194
Add: Effect of dilutive securities	3,174	1,151	2,709	846
Weighted average common stock and units outstanding—diluted	278,719	218,497	255,704	218,040

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2020, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$11,494.0	$12,459.9
Variable rate debt subject to interest rate swaps	476.6	476.6
Total fixed rate debt (including interest rate swaps)	11,970.6	12,936.5
Variable rate debt	503.7	503.7
Total outstanding debt	$12,474.3	$13,440.2

Interest rate derivatives and their fair values as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
June 30,		December 31,		Type of	Strike	Effective	Expiration	June 30,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020	2019
Currently-paying contracts
$29,000	(1)	$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$(129)	$175
75,000	(1)	75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	(411)	345
300,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(10,108)	945
72,555	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(103)	931
$476,555		$479,825						$(10,751)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.71 to 1.00 CAD as of June 30, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2020:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	30.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(19.5)

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

Foreign Currency Exchange Risk

For the three and six months ended June 30, 2020 and 2019, we had foreign operations, including through our investments in unconsolidated joint ventures, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March 2020. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, Swiss franc, Danish krone, Swedish krona and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2020 and 2019, operating revenues from properties outside the United States contributed $342.0 million and $150.1 million, respectively, which represented 34.4% and 18.7% of our total operating revenues, respectively. For the six months ended June 30, 2020 and 2019, operating revenues from properties outside the United States contributed $537.5 million and $329.2 million, respectively, which represented 29.6% and 20.4% of our total operating revenues, respectively. Net investment in properties outside the United States was $7.5 billion and $3.7 billion as of June 30, 2020 and December 31, 2019, respectively. Net assets in foreign operations were approximately $5.5 billion and $(1.4) billion as of June 30, 2020 and December 31, 2019, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2020, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 under the heading “Risk Factors”, continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended June 30, 2020, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2020, Digital Realty Trust, Inc. issued an aggregate of 20,458 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2020, our Operating Partnership issued an aggregate of 20,458 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended June 30, 2020, an aggregate of 17,821 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 2,637 shares of common stock.

In addition, during the three months ended June 30, 2020, our Operating Partnership issued approximately 4.6 million common units to Digital Realty Trust, Inc. in exchange for the contribution by Digital Realty Trust, Inc. to it of the net proceeds of approximately $638.9 million from Digital Realty Trust Inc.’s issuance of approximately 4.6 million shares of common stock under the Sales Agreement.

For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $33.9 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

3.1

Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020.

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

4.1

Indenture, dated as of June 26, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 1.250% Guaranteed Notes due 2031 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 26, 2020).

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Equity/Capital for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 7, 2020	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 7, 2020	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 7, 2020	/S/ MATTHEW MERCIER
Matthew Mercier Senior Vice President, Finance and Accounting (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

August 7, 2020	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 7, 2020	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 7, 2020	/s/ MATTHEW MERCIER
Matthew Mercier Senior Vice President, Finance and Accounting (principal accounting officer)