Form 10-Q
period 2020-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2020-11-06
CIK 1297996, 1494877

]]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at November 4, 2020
Common Stock, $.01 par value per share	280,165,183

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2020 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2020, Digital Realty Trust, Inc. owned an approximate 97.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of  September 30, 2020, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

●	Condensed consolidated financial statements;
●	the following notes to the condensed consolidated financial statements:
●	"Debt of the Company" and "Debt of the Operating Partnership";
●	"Earnings per Share" and "Earnings per Unit"; and
●	"Equity and Accumulated Other Comprehensive Loss, Net" and "Capital and Accumulated Other Comprehensive Loss";
●	Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of the Parent Company" and "—Liquidity and Capital Resources of the Operating Partnership"; and
●	Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds".

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement, as amended; “term loan facility” or “unsecured term loans” refers to our Operating Partnership’s senior unsecured multi-currency term loan facility and term loan agreement, as amended, which governs a $300 million five-year senior unsecured term loan and a $512 million five-year senior unsecured term loan; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $316 million based on exchange rates at September 30, 2020) senior unsecured revolving credit facility and Yen credit agreement, as amended; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Properties:
Land	$1,163,391	$804,830
Acquired ground leases	10,752	10,725
Buildings and improvements	20,293,589	15,449,884
Tenant improvements	657,753	621,153
Total investments in operating properties	22,125,485	16,886,592
Accumulated depreciation and amortization	(5,250,140)	(4,536,169)
Net investments in operating properties	16,875,345	12,350,423
Construction in progress and space held for development	2,328,655	1,732,555
Land held for future development	198,536	147,597
Net investments in properties	19,402,536	14,230,575
Investments in unconsolidated joint ventures	1,059,978	1,287,109
Net investments in real estate	20,462,514	15,517,684
Operating lease right-of-use assets, net	1,363,285	628,681
Cash and cash equivalents	971,305	89,817
Accounts and other receivables, net	585,506	305,501
Deferred rent	510,627	478,744
Acquired above-market leases, net	50,080	74,815
Goodwill	8,012,256	3,363,070
Customer relationship value, deferred leasing costs and intangibles, net	3,106,414	2,195,324
Assets held for sale	—	229,934
Other assets	373,346	184,561
Total assets	$35,435,333	$23,068,131
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$124,082	$234,105
Unsecured term loans, net	512,642	810,219
Unsecured senior notes, net of discount	11,999,170	8,973,190
Secured debt, including premiums	238,866	104,934
Operating lease liabilities	1,444,060	693,539
Accounts payable and other accrued liabilities	2,187,025	1,007,761
Accrued dividends and distributions	571	234,620
Acquired below-market leases, net	135,263	148,774
Security deposits and prepaid rents	353,902	208,724
Obligations associated with assets held for sale	—	2,700
Total liabilities	16,995,581	12,418,566

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Redeemable noncontrolling interests	41,265	41,465
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $956,250 and $1,456,250 liquidation preference ($25.00 per share), 38,250,000 and 58,250,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	950,940	1,434,420
Common Stock: $0.01 par value per share, 392,000,000 and 315,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, 279,920,621 and 208,900,758 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,784	2,073
Additional paid-in capital	20,566,645	11,577,320
Accumulated dividends in excess of earnings	(3,726,901)	(3,046,579)
Accumulated other comprehensive loss, net	(123,623)	(87,922)
Total stockholders’ equity	17,669,845	9,879,312
Noncontrolling Interests:
Noncontrolling interests in operating partnership	620,676	708,163
Noncontrolling interests in consolidated joint ventures	107,966	20,625
Total noncontrolling interests	728,642	728,788
Total equity	18,398,487	10,608,100
Total liabilities and equity	$35,435,333	$23,068,131

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Rental and other services	$1,020,931	$802,472	$2,828,678	$2,413,888
Fee income and other	3,737	3,994	12,322	7,890
Total operating revenues	1,024,668	806,466	2,841,000	2,421,778
Operating Expenses:
Rental property operating and maintenance	358,679	259,431	957,034	766,417
Property taxes and insurance	42,659	41,358	136,770	126,587
Depreciation and amortization	365,842	286,718	1,006,464	888,766
General and administrative	91,352	49,985	249,181	156,427
Transactions and integration	14,953	4,115	87,372	10,819
Impairment of investments in real estate	6,482	—	6,482	5,351
Other	298	92	434	12,129
Total operating expenses	880,265	641,699	2,443,737	1,966,496
Operating income	144,403	164,767	397,263	455,282
Other Income (Expenses):
Equity in loss of unconsolidated joint ventures	(2,056)	(19,269)	(88,684)	(3,090)
Gain on deconsolidation, net	—	—	—	67,497
Gain on disposition of properties, net	10,410	—	315,211	—
Interest and other income, net	4,348	16,842	22,969	55,266
Interest expense	(89,499)	(84,574)	(255,173)	(272,177)
Income tax expense	(16,053)	(4,826)	(34,725)	(13,726)
Loss from early extinguishment of debt	(53,007)	(5,366)	(53,639)	(39,157)
Net (loss) income	(1,454)	67,574	303,222	249,895
Net loss (income) attributable to noncontrolling interests	1,316	(1,077)	(4,515)	(6,418)
Net (loss) income attributable to Digital Realty Trust, Inc.	(138)	66,497	298,707	243,477
Preferred stock dividends, including undeclared dividends	(20,712)	(16,670)	(63,022)	(54,283)
Issuance costs associated with redeemed preferred stock	(16,520)	—	(16,520)	(11,760)
Net (loss) income available to common stockholders	$(37,370)	$49,827	$219,165	$177,434
Net (loss) income per share available to common stockholders:
Basic	$(0.14)	$0.24	$0.86	$0.85
Diluted	$(0.14)	$0.24	$0.85	$0.85
Weighted average common shares outstanding:
Basic	270,214,413	208,421,470	253,377,527	208,173,995
Diluted	270,214,413	209,801,771	256,362,579	209,199,535

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,454)	$67,574	$303,222	$249,895
Other comprehensive income (loss):
Foreign currency translation adjustments	233,747	24,668	(34,796)	44,824
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	—	21,687
Decrease in fair value of interest rate swaps	137	(1,000)	(12,711)	(11,379)
Reclassification to interest expense from interest rate swaps	7,673	(1,805)	7,899	(6,055)
Other comprehensive income (loss)	241,557	21,863	(39,608)	49,077
Comprehensive income	240,103	89,437	263,614	298,972
Comprehensive income attributable to noncontrolling interests	(5,516)	(1,953)	(609)	(8,426)
Comprehensive income attributable to Digital Realty Trust, Inc.	$234,587	$87,484	$263,005	$290,546

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Three Months Ended September 30, 2020	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of June 30, 2020	$40,584	$1,434,420	268,399,073	$2,670	$19,292,311	$(3,386,525)	$(358,349)	$16,984,527	$633,831	$64,291	$698,122	$17,682,649
Conversion of common units to common stock	—	—	121,967	1	10,303	—	—	10,304	(10,304)	—	(10,304)	—
Issuance of common stock, net of costs	—	—	11,329,722	113	1,244,990	—	—	1,245,103	—	—	—	1,245,103
Shares issued under employee stock purchase plan	—	—	32,902	—	3,865	—	—	3,865	—	—	—	3,865
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,820)	—	—	(3,820)	—	—	—	(3,820)
Amortization of share-based compensation	—	—	—	—	20,334	—	—	20,334	—	—	—	20,334
Vesting of restricted stock, net	—	—	36,957	—	—	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(612)	—	—	(612)	612	—	612	—
Reclassification of series G preferred stock to accounts payable and other accrued liabilities	—	(241,468)	—	—	—	(8,532)	—	(250,000)	—	—	—	(250,000)
Redemption of series I preferred stock	—	(242,012)	—	—	—	(7,988)	—	(250,000)	—	—	—	(250,000)
Adjustment to redeemable noncontrolling interests	726	—	—	—	(726)	—	—	(726)	—	—	—	(726)
Dividends declared on preferred stock	—	—	—	—	—	(20,712)	—	(20,712)	—	—	—	(20,712)
Dividends and distributions on common stock and common and incentive units	(175)	—	—	—	—	(303,006)	—	(303,006)	(9,314)	—	(9,314)	(312,320)
Contributions from noncontrolling interests	522	—	—	—	—	—	—	—	—	43,663	43,663	43,663
Net income (loss)	(347)	—	—	—	—	(138)	—	(138)	(981)	12	(969)	(1,107)
Other comprehensive income—foreign currency translation adjustments	(45)	—	—	—	—	—	227,136	227,136	6,611	—	6,611	233,747
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	134	134	4	—	4	138
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	7,456	7,456	217	—	217	7,673
Balance as of September 30, 2020	$41,265	$950,940	279,920,621	$2,784	$20,566,645	$(3,726,901)	$(123,623)	$17,669,845	$620,676	$107,966	$728,642	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Nine Months Ended September 30, 2020	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$9,879,312	$708,163	$20,625	$728,788	$10,608,100
Conversion of common units to common stock	—	—	927,779	9	80,577	—	—	80,586	(80,586)	—	(80,586)	—
Common stock and share-based awards issued in connection with Interxion combination	—	—	54,298,595	543	6,984,509	—	—	6,985,052	—	—	—	6,985,052
Issuance of common stock, net of costs	—	—	15,915,673	159	1,889,575	—	—	1,889,734	—	—	—	1,889,734
Shares issued under employee stock purchase plan	—	—	58,136	—	6,503	—	—	6,503	—	—	—	6,503
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(8,570)	—	—	(8,570)	—	—	—	(8,570)
Amortization of share-based compensation	—	—	—	—	58,064	—	—	58,064	—	—	—	58,064
Vesting of restricted stock, net	—	—	(180,320)	—	—	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,116)	—	—	(17,116)	17,116	—	17,116	—
Reclassification of series G preferred stock to accounts payable and other accrued liabilities	—	(241,468)	—	—	—	(8,532)	—	(250,000)	—	—	—	(250,000)
Redemption of series I preferred stock	—	(242,012)	—	—	—	(7,988)	—	(250,000)	—	—	—	(250,000)
Adjustment to redeemable noncontrolling interests	4,217	—	—	—	(4,217)	—	—	(4,217)	—	—	—	(4,217)
Dividends declared on preferred stock	—	—	—	—	—	(63,022)	—	(63,022)	—	—	—	(63,022)
Dividends and distributions on common stock and common and incentive units	(525)	—	—	—	—	(899,487)	—	(899,487)	(28,464)	—	(28,464)	(927,951)
Contributions from noncontrolling interests	2,089	—	—	—	—	—	—	—	—	87,645	87,645	87,645
Net income (loss)	(3,535)	—	—	—	—	298,707	—	298,707	8,354	(304)	8,050	306,757
Other comprehensive loss—foreign currency translation adjustments	(2,446)	—	—	—	—	—	(31,121)	(31,121)	(3,675)	—	(3,675)	(34,796)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(12,259)	(12,259)	(452)	—	(452)	(12,711)
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	7,679	7,679	220	—	220	7,899

Balance as of September 30, 2020	$41,265	$950,940	279,920,621	$2,784	$20,566,645	$(3,726,901)	$(123,623)	$17,669,845	$620,676	$107,966	$728,642	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Three Months Ended September 30, 2019	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of June 30, 2019	$17,344	$1,099,534	208,324,538	$2,067	$11,511,519	$(2,961,307)	$(89,588)	$9,562,225	$756,050	$155,445	$911,495	$10,473,720
Conversion of common units to common stock	—	—	218,752	2	18,753	—	—	18,755	(18,755)	—	(18,755)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	1,414	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(282)	—	—	(282)	—	—	—	(282)
Shares issued under employee stock purchase plan	—	—	38,540	—	3,203	—	—	3,203	—	—	—	3,203
Amortization of share-based compensation	—	—	—	—	9,913	—	—	9,913	—	—	—	9,913
Reclassification of vested share-based awards	—	—	—	—	(250)	—	—	(250)	250	—	250	—
Adjustment to redeemable noncontrolling interests	1,876	—	—	—	(1,876)	—	—	(1,876)	—	—	—	(1,876)
Dividends declared on preferred stock	—	—	—	—	—	(16,670)	—	(16,670)	—	—	—	(16,670)
Dividends and distributions on common stock and common and incentive units	(169)	—	—	—	—	(225,188)	—	(225,188)	(9,490)	—	(9,490)	(234,678)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	—	(1,787)	(1,787)	(1,787)
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)	(110,086)
Net income (loss)	39	—	—	—	—	66,497	—	66,497	2,261	(1,223)	1,038	67,535
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	23,652	23,652	1,016	—	1,016	24,668
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(958)	(958)	(42)	—	(42)	(1,000)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(1,731)	(1,731)	(74)	—	(74)	(1,805)
Balance as of September 30, 2019	$19,090	$1,099,534	208,583,244	$2,069	$11,540,980	$(3,136,668)	$(68,625)	$9,437,290	$731,216	$42,349	$773,565	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
Nine Months Ended September 30, 2019	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	1,841,692	18	163,843	—	—	163,861	(163,861)	—	(163,861)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	252,122	—	—	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(1,258)	—	—	(1,258)	—	—	—	(1,258)
Shares issued under employee stock purchase plan	—	—	63,774	—	5,462	—	—	5,462	—	—	—	5,462
Issuance of series K preferred stock, net of offering costs	—	203,264	—	—	—	—	—	203,264	—	—	—	203,264
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of share-based compensation	—	—	—	—	28,774	—	—	28,774	—	—	—	28,774
Reclassification of vested share-based awards	—	—	—	—	(7,962)	—	—	(7,962)	7,962	—	7,962	—
Adjustment to redeemable noncontrolling interests	3,630	—	—	—	(3,630)	—	—	(3,630)	—	—	—	(3,630)
Dividends declared on preferred stock	—	—	—	—	—	(54,283)	—	(54,283)	—	—	—	(54,283)
Dividends and distributions on common stock and common and incentive units	(507)	—	—	—	—	(674,713)	—	(674,713)	(29,315)	—	(29,315)	(704,028)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	60,961	60,961	60,961
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income (loss)	135	—	—	—	—	243,477	—	243,477	7,865	(1,582)	6,283	249,760
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	63,725	63,725	2,786	—	2,786	66,511
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(10,901)	(10,901)	(478)	—	(478)	(11,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(5,802)	(5,802)	(253)	—	(253)	(6,055)

Balance as of September 30, 2019	$19,090	$1,099,534	208,583,244	$2,069	$11,540,980	$(3,136,668)	$(68,625)	$9,437,290	$731,216	$42,349	$773,565	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$303,222	$249,895
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / disposition of properties, net	(315,211)	(67,497)
Gain on sale of marketable equity security	(17,883)	—
Unrealized gain on marketable equity security	(3,289)	(34,931)
Impairment of investments in real estate	6,482	5,351
Equity in loss of unconsolidated joint ventures	88,684	3,090
Distributions from unconsolidated joint ventures	18,939	26,739
Write-off due to early lease terminations	433	9,633
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	737,620	612,678
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	268,844	276,088
Amortization of share-based compensation	54,938	25,966
Non-cash amortization of terminated swaps	786	785
Allowance for doubtful accounts	5,669	1,871
Amortization of deferred financing costs	11,576	10,299
Loss from early extinguishment of debt	53,639	4,090
Amortization of debt discount/premium	2,887	1,671
Amortization of acquired above-market leases and acquired below-market leases, net	9,447	12,988
Changes in assets and liabilities:
Accounts and other receivables	(26,040)	(37,510)
Deferred rent	(18,311)	(40,356)
Deferred leasing costs	(29,860)	(20,960)
Other assets	(28,872)	(25,397)
Accounts payable, operating lease liabilities and other accrued liabilities	56,427	100,495
Security deposits and prepaid rents	612	(3,044)
Net cash provided by operating activities	1,180,739	1,111,944
Cash flows from investing activities:
Improvements to investments in real estate	(1,376,795)	(1,125,772)
Deconsolidation of Ascenty cash	—	(97,081)
Proceeds from joint ventures transactions	—	702,439
Proceeds from sale of marketable equity security	70,019	—
Cash assumed in acquisitions	116,738	—
Acquisitions of real estate	(613,384)	(74,973)
Proceeds from sale of assets, net of sales costs	547,913	—
Investments in unconsolidated joint ventures	(128,898)	(81,423)
Prepaid construction costs and other investments	(130,505)	(15,072)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Improvement advances to tenants	(72,902)	(37,785)
Collection of improvement advances to tenants	68,295	21,611
Net cash used in investing activities	(1,519,519)	(708,056)
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$2,865,406	$2,876,819
Repayments on global revolving credit facilities	(3,094,273)	(2,674,931)
Repayments on unsecured term loans	(300,000)	(375,000)
Borrowings on unsecured senior notes	3,573,121	2,325,566
Repayments on unsecured senior notes	(2,235,272)	(1,539,613)
Principal payments on secured debt	(1,090)	(478)
Payment of loan fees and costs	(21,732)	(16,843)
Premium paid for early extinguishment of debt	(48,191)	(35,067)
Capital contributions from noncontrolling interests in consolidated joint ventures, net	81,061	60,961
Proceeds from common and preferred stock offerings, net	1,881,164	202,006
Redemption of preferred stock	(250,000)	(365,050)
Proceeds from equity plans	6,503	5,462
Payment of dividends to preferred stockholders	(63,022)	(54,283)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(1,162,525)	(921,776)
Net cash provided by (used in) financing activities	1,231,150	(512,227)
Net increase (decrease) in cash, cash equivalents and restricted cash	892,370	(108,339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,034)	(11,479)
Cash, cash equivalents and restricted cash at beginning of period	97,253	135,222
Cash, cash equivalents and restricted cash at end of period	$986,589	$15,404

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$261,272	$262,532
Cash paid for income taxes	15,317	13,187
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(34,796)	$66,511
Series G preferred stock redemption declared (classified with accounts payable and other accrued liabilities)	250,000	—
Dividend declared and payable to preferred shareholders	571	—
Decrease in other assets related to change in fair value of interest rate swaps	(12,711)	(11,379)
Noncontrolling interests in operating partnership converted to shares of common stock	80,586	163,861
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and other accrued liabilities	204,906	171,670
Decrease to goodwill and deferred tax liability (classified with accounts payable and other accrued liabilities)	—	(9,436)
Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$372,516	$—
Cash and cash equivalents	8,190	—
Account receivables	3,114	—
Customer relationship value and intangibles	68,406	—
Other assets	843	—
Secured debt	(135,000)	—
Accounts payable and other accrued liabilities	(4,602)	—
Acquired below-market leases	(2,540)	—
Noncontrolling interests in consolidated joint venture	(5,715)	—
Cash paid for acquisition of real estate	$305,212	$—

Allocation of purchase price to business combinations:
Land	$159,467	$—
Building and improvements	3,246,522	—
Construction in progress	273,590	—
Land held for future development	33,447	—
Operating lease right-of-use assets	556,865	—
Cash and cash equivalents	108,548	—
Accounts receivable	218,868	—
Goodwill	4,443,856	—
Customer relationship value	1,001,568	—
Other intangibles	44,943
Revolving credit facility	(130,327)	—
Unsecured notes	(1,457,635)	—
Secured debt	(74,316)	—
Operating lease liabilities	(556,865)	—
Accounts payable and other accrued liabilities	(230,585)	—
Finance lease obligations	(47,957)
Deferred tax liability	(535,990)	—
Other working capital liabilities, net	(68,947)	—
Equity consideration	$6,985,052	$—

Deconsolidation of Ascenty:
Investment in real estate	$—	$(362,951)
Account receivables	—	(24,977)
Acquired in-place lease value, deferred leasing costs and intangibles	—	(480,128)
Goodwill	—	(967,189)
Other assets	—	(31,099)
Secured debt	—	571,873
Accounts payable and other accrued liabilities	—	72,449
Accumulated other comprehensive loss	—	(21,687)
Deconsolidation of Ascenty cash	—	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$—	$(1,340,790)

Recognition of retained investment in unconsolidated Ascenty joint venture	$—	$727,439

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	September 30,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Properties:
Land	$1,163,391	$804,830
Acquired ground leases	10,752	10,725
Buildings and improvements	20,293,589	15,449,884
Tenant improvements	657,753	621,153
Total investments in operating properties	22,125,485	16,886,592
Accumulated depreciation and amortization	(5,250,140)	(4,536,169)
Net investments in operating properties	16,875,345	12,350,423
Construction in progress and space held for development	2,328,655	1,732,555
Land held for future development	198,536	147,597
Net investments in properties	19,402,536	14,230,575
Investments in unconsolidated joint ventures	1,059,978	1,287,109
Net investments in real estate	20,462,514	15,517,684
Operating lease right-of-use assets, net	1,363,285	628,681
Cash and cash equivalents	971,305	89,817
Accounts and other receivables, net	585,506	305,501
Deferred rent	510,627	478,744
Acquired above-market leases, net	50,080	74,815
Goodwill	8,012,256	3,363,070
Customer relationship value, deferred leasing costs and intangibles, net	3,106,414	2,195,324
Assets held for sale	—	229,934
Other assets	373,346	184,561
Total assets	$35,435,333	$23,068,131
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$124,082	$234,105
Unsecured term loans, net	512,642	810,219
Unsecured senior notes, net	11,999,170	8,973,190
Secured debt, including premiums	238,866	104,934
Operating lease liabilities	1,444,060	693,539
Accounts payable and other accrued liabilities	2,187,025	1,007,761
Accrued dividends and distributions	571	234,620
Acquired below-market leases, net	135,263	148,774
Security deposits and prepaid rents	353,902	208,724
Obligations associated with assets held for sale	—	2,700
Total liabilities	16,995,581	12,418,566

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	September 30,	December 31,
	2020	2019
Redeemable noncontrolling interests	41,265	41,465
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $956,250 and $1,456,250 liquidation preference ($25.00 per unit), 38,250,000 and 58,250,000 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	950,940	1,434,420
Common units, 279,920,621 and 208,900,758 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	16,842,528	8,532,814
Limited Partners, 8,166,661 and 8,843,155 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	628,070	711,650
Accumulated other comprehensive loss	(131,017)	(91,409)
Total partners’ capital	18,290,521	10,587,475
Noncontrolling interests in consolidated joint ventures	107,966	20,625
Total capital	18,398,487	10,608,100
Total liabilities and capital	$35,435,333	$23,068,131

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Rental and other services	$1,020,931	$802,472	$2,828,678	$2,413,888
Fee income and other	3,737	3,994	12,322	7,890
Total operating revenues	1,024,668	806,466	2,841,000	2,421,778
Operating Expenses:
Rental property operating and maintenance	358,679	259,431	957,034	766,417
Property taxes and insurance	42,659	41,358	136,770	126,587
Depreciation and amortization	365,842	286,718	1,006,464	888,766
General and administrative	91,352	49,985	249,181	156,427
Transactions and integration	14,953	4,115	87,372	10,819
Impairment of investments in real estate	6,482	—	6,482	5,351
Other	298	92	434	12,129
Total operating expenses	880,265	641,699	2,443,737	1,966,496
Operating income	144,403	164,767	397,263	455,282
Other Income (Expenses):
Equity in loss of unconsolidated joint ventures	(2,056)	(19,269)	(88,684)	(3,090)
Gain on deconsolidation, net	—	—	—	67,497
Gain on disposition of properties, net	10,410	—	315,211	—
Interest and other income, net	4,348	16,842	22,969	55,266
Interest expense	(89,499)	(84,574)	(255,173)	(272,177)
Income tax expense	(16,053)	(4,826)	(34,725)	(13,726)
Loss from early extinguishment of debt	(53,007)	(5,366)	(53,639)	(39,157)
Net (loss) income	(1,454)	67,574	303,222	249,895
Net loss attributable to noncontrolling interests	316	1,223	3,685	1,582
Net (loss) income attributable to Digital Realty Trust, L.P.	(1,138)	68,797	306,907	251,477
Preferred units distributions, including undeclared distributions	(20,712)	(16,670)	(63,022)	(54,283)
Issuance costs associated with redeemed preferred units	(16,520)	—	(16,520)	(11,760)
Net (loss) income available to common unitholders	$(38,370)	$52,127	$227,365	$185,434
Net (loss) income per unit available to common unitholders:
Basic	$(0.14)	$0.24	$0.87	$0.85
Diluted	$(0.14)	$0.24	$0.86	$0.85
Weighted average common units outstanding:
Basic	278,079,187	217,375,296	261,416,412	217,254,811
Diluted	278,079,187	218,755,597	264,401,464	218,280,351

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,454)	$67,574	$303,222	$249,895
Other comprehensive income (loss):
Foreign currency translation adjustments	233,747	24,668	(34,796)	44,824
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	—	21,687
Decrease in fair value of interest rate swaps	137	(1,000)	(12,711)	(11,379)
Reclassification to interest expense from interest rate swaps	7,673	(1,805)	7,899	(6,055)
Other comprehensive income (loss)	241,557	21,863	(39,608)	49,077
Comprehensive income	$240,103	$89,437	$263,614	$298,972
Comprehensive loss attributable to noncontrolling interests	316	1,223	3,685	1,582
Comprehensive income attributable to Digital Realty Trust, L.P.	$240,419	$90,660	$267,299	$300,554

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Three Months Ended September 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of June 30, 2020	$40,584	58,250,000	$1,434,420	268,399,073	$15,908,456	8,287,819	$648,057	$(372,575)	$17,618,358	$64,291	$17,682,649
Conversion of limited partner common units to general partner common units	—	—	—	121,967	10,304	(121,967)	(10,304)	—	—	—	—
Issuance of common units, net of offering costs	—	—	—	11,329,722	1,245,103	—	—	—	1,245,103	—	1,245,103
Issuance of common units, net of forfeitures	—	—	—	—	—	809	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	32,902	3,865	—	—	—	3,865	—	3,865
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,820)	—	—	—	(3,820)	—	(3,820)
Amortization of share-based compensation	—	—	—	—	20,334	—	—	—	20,334	—	20,334
Vesting of restricted common units, net	—	—	—	36,957	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(612)	—	612	—	—	—	—
Reclassification of series G preferred units to accounts payable and other accrued liabilities	—	(10,000,000)	(241,468)	—	(8,532)	—	—	—	(250,000)	—	(250,000)
Redemption of series I preferred units	—	(10,000,000)	(242,012)	—	(7,988)	—	—	—	(250,000)	—	(250,000)
Adjustment to redeemable partnership units	726	—	—	—	(726)	—	—	—	(726)	—	(726)
Distributions	(175)	—	(20,712)	—	(303,006)	—	(9,314)	—	(333,032)	—	(333,032)
Contributions from noncontrolling interests in consolidated joint ventures	522	—	—	—	—	—	—	—	—	43,663	43,663
Net income (loss)	(347)	—	20,712	—	(20,850)	—	(981)	—	(1,119)	12	(1,107)
Other comprehensive income (loss)—foreign currency translation adjustments	(45)	—	—	—	—	—	—	233,747	233,747	—	233,747
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	138	138	—	138
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	7,673	7,673	—	7,673

Balance as of September 30, 2020	$41,265	38,250,000	$950,940	279,920,621	$16,842,528	8,166,661	$628,070	$(131,017)	$18,290,521	$107,966	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Nine Months Ended September 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$10,587,475	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	927,779	80,586	(927,779)	(80,586)	—	—	—	—
Common units and share-based awards issued in connection with Interxion combination	—	—	—	54,298,595	6,985,052	—	—	—	6,985,052	—	6,985,052
Issuance of common units, net of offering costs	—	—	—	15,915,673	1,889,734	—	—	—	1,889,734	—	1,889,734
Issuance of common units, net of forfeitures	—	—	—	—	—	251,285	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	58,136	6,503	—	—	—	6,503	—	6,503
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(7,320)	—	—	—	(7,320)	—	(7,320)
Amortization of share-based compensation	—	—	—	—	56,814	—	—	—	56,814	—	56,814
Vesting of restricted common units, net	—	—	—	(180,320)	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,116)	—	17,116	—	—	—	—
Reclassification of series G preferred units to accounts payable and other accrued liabilities	—	(10,000,000)	(241,468)	—	(8,532)	—	—	—	(250,000)	—	(250,000)
Redemption of series I preferred units	—	(10,000,000)	(242,012)	—	(7,988)	—	—	—	(250,000)	—	(250,000)
Adjustment to redeemable partnership units	4,217	—	—	—	(4,217)	—	—	—	(4,217)	—	(4,217)
Distributions	(525)	—	(63,022)	—	(899,487)	—	(28,464)	—	(990,973)	—	(990,973)
Contributions from noncontrolling interests in consolidated joint ventures	2,089	—	—	—	—	—	—	—	—	87,645	87,645
Net income (loss)	(3,535)	—	63,022	—	235,685	—	8,354	—	307,061	(304)	306,757
Other comprehensive loss—foreign currency translation adjustments	(2,446)	—	—	—	—	—	—	(34,796)	(34,796)	—	(34,796)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(12,711)	(12,711)	—	(12,711)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	7,899	7,899	—	7,899

Balance as of September 30, 2020	$41,265	38,250,000	$950,940	279,920,621	$16,842,528	8,166,661	$628,070	$(131,017)	$18,290,521	$107,966	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Three Months Ended September 30, 2019	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of June 30, 2019	$17,344	44,450,000	$1,099,534	208,324,538	$8,552,279	9,370,049	$759,641	$(93,179)	$10,318,275	$155,445	$10,473,720
Conversion of limited partner common units to general partner common units	—	—	—	218,752	18,755	(218,752)	(18,755)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	1,414	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(282)	—	—	—	(282)	—	(282)
Issuance of common units, net of forfeitures	—	—	—	—	—	(7,316)	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	38,540	3,203	—	—	—	3,203	—	3,203
Amortization of share-based compensation	—	—	—	—	9,913	—	—	—	9,913	—	9,913
Reclassification of vested share-based awards	—	—	—	—	(250)	—	250	—	—	—	—
Adjustment to redeemable partnership units	1,876	—	—	—	(1,876)	—	—	—	(1,876)	—	(1,876)
Distributions	(169)	—	(16,670)	—	(225,188)	—	(9,490)	—	(251,348)	—	(251,348)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	(1,787)	(1,787)
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)
Net income (loss)	39	—	16,670	—	49,827	—	2,261	—	68,758	(1,223)	67,535
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	24,668	24,668	—	24,668
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	(1,000)	(1,000)	—	(1,000)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(1,805)	(1,805)	—	(1,805)

Balance as of September 30, 2019	$19,090	44,450,000	$1,099,534	208,583,244	$8,406,381	9,143,981	$733,907	$(71,316)	$10,168,506	$42,349	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
Nine Months Ended September 30, 2019	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Capital	Ventures	Total Capital

Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$10,765,154	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	1,841,692	163,861	(1,841,692)	(163,861)	—	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	252,122	—	—	—	—	—	—	—
Payment of offering costs	—	—	—	—	(1,258)	—	—	—	(1,258)	—	(1,258)
Issuance of common units, net of forfeitures	—	—	—	—	—	404,789	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	63,774	5,462	—	—	—	5,462	—	5,462
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,264	—	—	—	—	—	203,264	—	203,264
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)	—	—	—	(365,050)	—	(365,050)
Amortization of share-based compensation	—	—	—	—	28,774	—	—	—	28,774	—	28,774
Reclassification of vested share-based awards	—	—	—	—	(7,962)	—	7,962	—	—	—	—
Adjustment to redeemable partnership units	3,630	—	—	—	(3,630)	—	—	—	(3,630)	—	(3,630)
Distributions	(507)	—	(54,283)	—	(674,713)	—	(29,315)	—	(758,311)	—	(758,311)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	60,961	60,961
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	(6,318)	—	(6,318)
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)
Net income (loss)	135	—	54,283	—	189,194	—	7,865	—	251,342	(1,582)	249,760
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	66,511	66,511	—	66,511
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	(11,379)	(11,379)	—	(11,379)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(6,055)	(6,055)	—	(6,055)

Balance as of September 30, 2019	$19,090	44,450,000	$1,099,534	208,583,244	$8,406,381	9,143,981	$733,907	$(71,316)	$10,168,506	$42,349	$10,210,855

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$303,222	$249,895
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation / disposition of properties, net	(315,211)	(67,497)
Gain on sale of marketable equity security	(17,883)	—
Unrealized gain on marketable equity security	(3,289)	(34,931)
Impairment of investments in real estate	6,482	5,351
Equity in loss of unconsolidated joint ventures	88,684	3,090
Distributions from unconsolidated joint ventures	18,939	26,739
Write-off due to early lease terminations	433	9,633
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	737,620	612,678
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	268,844	276,088
Amortization of share-based compensation	54,938	25,966
Non-cash amortization of terminated swaps	786	785
Allowance for doubtful accounts	5,669	1,871
Amortization of deferred financing costs	11,576	10,299
Loss from early extinguishment of debt	53,639	4,090
Amortization of debt discount/premium	2,887	1,671
Amortization of acquired above-market leases and acquired below-market leases, net	9,447	12,988
Changes in assets and liabilities:
Accounts and other receivables	(26,040)	(37,510)
Deferred rent	(18,311)	(40,356)
Deferred leasing costs	(29,860)	(20,960)
Other assets	(28,872)	(25,397)
Accounts payable, operating lease liabilities and other accrued liabilities	56,427	100,495
Security deposits and prepaid rents	612	(3,044)
Net cash provided by operating activities	1,180,739	1,111,944
Cash flows from investing activities:
Improvements to investments in real estate	(1,376,795)	(1,125,772)
Cash assumed in acquisitions	116,738	—
Acquisitions of real estate	(613,384)	(74,973)
Proceeds from sale of properties, net of sales costs	547,913	—
Proceeds from the joint ventures transactions	—	702,439
Deconsolidation of Ascenty cash	—	(97,081)
Proceeds from sale of marketable equity security	70,019	—
Prepaid construction costs and other investments	(130,505)	(15,072)
Investments in unconsolidated joint ventures	(128,898)	(81,423)
Improvement advances to tenants	(72,902)	(37,785)
Collection of improvement advances to tenants	68,295	21,611
Net cash used in investing activities	(1,519,519)	(708,056)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$2,865,406	$2,876,819
Repayments on global revolving credit facilities	(3,094,273)	(2,674,931)
Repayments on unsecured term loans	(300,000)	(375,000)
Borrowings on unsecured senior notes	3,573,121	2,325,566
Repayments on unsecured senior notes	(2,235,272)	(1,539,613)
Principal payments on secured debt	(1,090)	(478)
Payment of loan fees and costs	(21,732)	(16,843)
Premium paid for early extinguishment of debt	(48,191)	(35,067)
Capital contributions from noncontrolling interests in consolidated joint ventures, net	81,061	60,961
General partner contributions	1,887,667	207,468
General partner distributions	(250,000)	(365,050)
Payment of distributions to preferred unitholders	(63,022)	(54,283)
Payment of distributions to common unitholders	(1,162,525)	(921,776)
Net cash provided by (used in) financing activities	1,231,150	(512,227)
Net increase (decrease) in cash, cash equivalents and restricted cash	892,370	(108,339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,034)	(11,479)
Cash, cash equivalents and restricted cash at beginning of year	97,253	135,222
Cash, cash equivalents and restricted cash at end of year	$986,589	$15,404

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$261,272	$262,532
Cash paid for income taxes	15,317	13,187
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(34,796)	$66,511
Series G preferred units redemption declared (classified with accounts payable and other accrued liabilities)	250,000	—
Distributions declared and payable to preferred unitholders	571	—
Decrease in other assets related to change in fair value of interest rate swaps	(12,711)	(11,379)
Decrease to goodwill and deferred tax liability (classified within accounts payable and other accrued liabilities)	—	(9,436)
Limited Partner common units converted to General Partner common units	80,586	163,861
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and other accrued liabilities	204,906	171,670

Allocation of purchase price of real estate/investment in partnership to:
Investment in real estate	$372,516	$—
Cash and cash equivalents	8,190	—
Account receivables	3,114	—
Customer relationship value and intangibles	68,406	—
Other assets	843	—
Secured debt	(135,000)	—
Accounts payable and other accrued liabilities	(4,602)	—
Acquired below-market leases	(2,540)	—
Noncontrolling interests in consolidated joint venture	(5,715)	—
Cash paid for acquisition of real estate	$305,212	$—

Allocation of purchase price to business combinations:
Land	$159,467	$—
Building and improvements	3,246,522	—
Construction in progress	273,590	—
Land held for future development	33,447	—
Operating lease right-of-use assets	556,865	—
Cash and cash equivalents	108,548	—
Accounts receivable	218,868	—
Goodwill	4,443,856	—
Customer relationship value	1,001,568	—
Other intangibles	44,943	—
Revolving credit facility	(130,327)	—
Unsecured notes	(1,457,635)	—
Secured debt	(74,316)	—
Operating lease liabilities	(556,865)	—
Accounts payable and other accrued liabilities	(230,585)	—
Finance lease obligations	(47,957)
Deferred tax liability	(535,990)	—
Other working capital liabilities, net	(68,947)	—
Equity consideration	$6,985,052	$—

Deconsolidation of Ascenty:
Investment in real estate	$-	$(362,951)
Account receivables	-	(24,977)
Acquired in-place lease value, deferred leasing costs and intangibles	-	(480,128)
Goodwill	-	(967,189)
Other assets	-	(31,099)
Secured debt	-	571,873
Accounts payable and other accrued liabilities	-	72,449
Accumulated other comprehensive loss	-	(21,687)
Deconsolidation of Ascenty cash	-	(97,081)
Net carrying value of Ascenty assets and liabilities deconsolidated	$-	$(1,340,790)

Recognition of retained investment in unconsolidated Ascenty joint venture	$-	$727,439

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company), is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of September 30, 2020 and  December 31, 2019 is as follows:

	Data Centers
	As of September 30, 2020				As of December 31, 2019
			Unconsolidated				Unconsolidated
Region	Operating		Joint Ventures	Total	Operating	Held for Sale (2)	Joint Ventures	Total
United States	123		16	139	119	11	17	147
Europe	102	(1)	—	102	41	—	—	41
Latin America	—		22	22	—	—	19	19
Asia	7		5	12	5	—	5	10
Australia	5		—	5	5	—	—	5
Africa	2		—	2	—	—	—	—
Canada	2		—	2	2	1	—	3
Total	241		43	284	172	12	41	225
(1)	Includes 62 data centers that were acquired as part of the Interxion Combination.
(2)	Includes 10 Powered Base Building® properties, which comprise 12 data centers, that were held for sale to a third party as of December 31, 2019 and subsequently sold in January 2020 (see Note 4).

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

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2020, Digital Realty Trust, Inc. owned a 97.2% common interest and a 100.0% preferred interest in the Operating Partnership. As of  December 31, 2019, Digital Realty Trust, Inc. owned a 95.9% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

●	condensed consolidated face financial statements; and
●	the following notes to the condensed consolidated financial statements:
●	"Debt of the Company" and "Debt of the Operating Partnership";
●	"Earnings per Share" and "Earnings per Unit"; and
●	"Equity and Accumulated Other Comprehensive Loss, Net" of the Company and "Capital and Accumulated Other Comprehensive Loss" of the Operating Partnership.

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

(b) Cash, Cash Equivalents and Restricted Cash

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2020 and December 31, 2019, cash equivalents consist of investments in money market instruments. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

Cash, cash equivalents, and restricted cash balances as of September 30, 2020, and December 31, 2019:

	Balance as of
(Amounts in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$971,305	$89,817
Restricted cash (included in other assets)	15,284	7,436
Total	$986,589	$97,253

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

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. In the event the underlying asset is goodwill, the difference is not amortized. The amortization of this difference was immaterial for the three and nine months ended September 30, 2020 and 2019, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in a business combination. Goodwill is not amortized.  We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Prior to 2020, the standard required an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, the entity performed Step 2 and compared the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeded the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. Under the new guidance, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new guidance was effective for us in the first quarter of 2020 and was adopted on a prospective basis. The adoption of this guidance had no significant impact on our condensed consolidated financial statements. We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign currency exchange rates.

The following is a summary of goodwill activity for the nine months ended September 30, 2020 (in thousands):

	Balance as of		Impact of Change	Balance as of
	December 31,	Merger /	in Foreign	September 30,
Merger / Portfolio Acquisition	2019	Acquisition	Exchange Rates	2020

Telx Acquisition	$330,845	$—	$—	$330,845
European Portfolio Acquisition	440,079	—	175	440,254
DFT Merger	2,592,146	—	—	2,592,146
Interxion Combination	—	4,443,856	171,255	4,615,111
Other Combinations	—	32,950	950	33,900
Total	$3,363,070	$4,476,806	$172,380	$8,012,256

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

During the three months ended September 30, 2020 and 2019 we capitalized interest of approximately $11.8 million and $9.9 million, respectively, and approximately $35.5 million and $30.3 million for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019 we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $14.0 million and $11.9 million, respectively, and approximately $38.7 million and $34.6 million for the nine months ended September 30, 2020 and 2019, respectively.

(h) Deferred Leasing Costs

Leasing commissions and other direct costs associated with successful leasing to customers are capitalized and amortized on a straight-line basis over the terms of the related leases. We capitalized amounts relating to variable compensation of employees direct and incremental to successful leasing activities of approximately $10.6 million and $6.5 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $29.9 million and $20.7 million for the three and nine months ended September 30, 2020 and 2019, respectively. Deferred leasing costs is included in customer relationship value, deferred leasing costs and intangibles on the condensed consolidated balance sheet and amounted to approximately $275.6 million and $291.8 million, net of accumulated amortization, as of September 30, 2020 and December 31, 2019, respectively. Amortization expense on capitalized deferred leasing costs was approximately $19.3 million and $18.5 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $56.6 million and $56.3 million for the nine months ended September 30, 2020 and 2019.

(i) Marketable Equity Securities

The Company reports its marketable equity securities at fair value, based on quoted market prices (Level 1, as defined by the FASB standard for fair value measurements). Unrealized gains and losses in marketable equity securities are included in interest and other income (expense), net on the condensed consolidated income statements.

As of September 30, 2020 and December 31, 2019, marketable equity securities consisted of common stock traded on a public stock exchange.

In June 2020, net proceeds from the sale of marketable equity securities totaled approximately $70.0 million, which resulted in a $17.9 million gain from the mark to market valuation as of March 31, 2020. There were no sales for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, the portion of marketable equity security unrealized gains that were recognized in income totaled $5.7 million and $3.3 million, respectively, and were included in interest and other income, net on the Company's condensed consolidated income statements. For the three and nine months ended September 30, 2019, the portion of marketable equity security

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unrealized gains that was recognized in income totaled $16.8 million and $35.5 million, respectively, and was included in interest and other income (expense), net on the Company's condensed consolidated income statements.

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

(Unaudited)

See Note 16 for further discussion on derivative instruments.

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2020 and December 31, 2019, we had no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2020 and 2019, we had no such interest or penalties. The tax year 2017 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

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

Under the package of practical expedients that we elected upon adoption of the new lease accounting standard, all of our operating leases existing as of January 1, 2019, in which we are the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease accounting standard. In accordance with the new lease accounting standard, we were required to record an operating lease liability in our consolidated balance sheet equal to the present value of remaining future rental payments in which we are the lessee existing as of January 1, 2019 and the related operating lease right-of-use asset. Consequently, on January 1, 2019, we recorded an operating lease liability aggregating $757.2 million, which included approximately $73.3 million reclassified out of the deferred rent liabilities balance in accordance with the new lease standard. We have also recorded a corresponding operating lease right-of-use asset of $683.9 million. The present value of the remaining lease payments was calculated for each operating lease existing as of January 1, 2019, in which we were the lessee by using each respective remaining lease term and a corresponding estimated incremental borrowing rate. The incremental borrowing rate is the interest rate that we estimated we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of September 30, 2020 and December 31, 2019, the balance of rent receivable, net of allowance, was $355.2 million and $171.9 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable and other accrued liabilities in our condensed consolidated balance sheets. The allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 was approximately $19.1 million and $13.8 million, respectively.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it is impacting its customers and business partners. While the Company did not incur significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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

The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease component and which are recorded within rental and other services. Revenue recognized as a result of applying Topic 606 was less than 6% of total operating revenue for the three and nine months ended September 30, 2020 and 2019.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating revenues from properties in the United States were $655.8 million and $659.8 million and outside the United States were $368.9 million and $146.7 million for the three months ended September 30, 2020 and 2019, respectively. Operating revenues from properties in the United States were $1.9 billion and $1.9 billion and outside the United States were $906.3 million and $475.9 million for the nine months ended September 30, 2020 and 2019, respectively. We had investments in real estate located in the United States of $11.2 billion and $10.6 billion, and outside the United States of $8.2 billion and $3.7 billion, as of September 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes the acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Final
Amounts
Land	$159,467
Building and improvements	3,246,522
Construction in progress	273,590
Land held for development	33,447
Operating lease right-of-use assets	556,865
Cash and cash equivalents	108,548
Accounts receivables	218,868
Goodwill	4,443,856
Customer relationship value (1)	1,001,568
Other intangibles	44,943
Revolving credit facility	(130,327)
Mortgage loans	(74,316)
Unsecured debt	(1,457,635)
Accounts payable and other accrued liabilities	(230,585)
Finance lease obligations	(47,957)
Operating lease liabilities	(556,865)
Deferred tax liability, net	(535,990)
Other working capital liabilities, net	(68,947)
Total purchase price	$6,985,052
(1)	The weighted average amortization life for customer relationship value is 20 years.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma financial information set forth below is based on our historical condensed consolidated income statements for the three and nine months ended September 30, 2020 and 2019, adjusted to give effect to the Interxion Combination as if it occurred on January 1, 2019. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of Interxion debt in connection with the Interxion Combination.

	Pro forma (unaudited)
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Digital Realty Trust, Inc.	2020	2019	2020	2019
Total revenue	$1,024,668	$983,685	$2,988,999	$2,949,084
Net (loss) income available to common stockholders (1)	$(32,236)	$55,067	$279,712	$114,263

	Pro forma (unaudited)
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Digital Realty Trust, L.P.	2020	2019	2020	2019
Total revenue	$1,024,668	$983,685	$2,988,999	$2,949,084
Net income available to common unitholders (1)	$(33,236)	$57,367	$287,912	$122,263
(1)	Pro forma net (loss) income available to common stockholders/unitholders was adjusted to exclude $5.1 million and $65.7 million of merger-related costs incurred by the Company during the three and nine months ended September 30, 2020 and to include these charges for the three and nine months ended September 30, 2019.

Revenues of approximately $216.5 million and $458.4 million and net income of approximately $15.4 million and $27.6 million associated with the Interxion Combination are included in the condensed consolidated income statement for the three and nine months ended September 30, 2020.

4. Real Estate

Acquisitions

We acquired the following real estate during the nine months ended September 30, 2020:

Amount
Property Type	(in millions) (1)
Westin (2)	$305.2
Frankfurt leasehold site (3)	208.1
Land parcels (4)	62.0
$575.3
(1)	Purchase price in U.S. dollars and excludes capitalized closing costs.
(2)	On February 25, 2020, we closed on the acquisition of a 49% ownership interest in the Westin Building Exchange in Seattle for a purchase price of approximately $305 million plus the assumption of debt. The acquisition of the interest held by seller increases our ownership interest to 99% of the property. Prior to the acquisition, our existing 50% ownership interest was accounted for under the equity method of accounting and classified within "Investment in unconsolidated joint ventures". The carrying value of our investment in Westin was zero as of the date of this acquisition and as of December 31, 2019.
(3)	Acquisition of the freehold to the land under the Hanauer Landstraße campus in Frankfurt. The site includes nine Interxion data centers previously subject to leasehold agreements, along with Interxion’s German headquarters office.
(4)	Represents three currently vacant land parcels located in Europe which are not included in our operating property count.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below reflects the purchase price allocation for the above real estate acquired during the nine months ended September 30, 2020 (in thousands):

		Land Held		Customer				Noncontrolling
		for Development /		Relationship		Below-		Interests in	Acquisition
		Construction in	Buildings and	Value and In-Place	Working	Market	Secured	Consolidated	Date Fair
Description	Land	Progress	Improvements	Leases	Capital, net	Leases	Debt	Joint Ventures	Value

Westin	$43,110	$—	$329,406	$68,406	$7,545	$(2,540)	$(135,000)	$(5,715)	$305,212
Frankfurt leasehold site	97,801	—	110,287	—	—	—	—	—	208,088
Land parcels	—	62,000	—	—	—	—	—	—	62,000
Total	$140,911	$62,000	$439,693	$68,406	$7,545	$(2,540)	$(135,000)	$(5,715)	$575,300

Weighted average remaining intangible amortization life (in years)				15		15

Dispositions

			Gross Proceeds	Gain on Sale
Location / Portfolio	Metro Area	Date Sold	(in millions)	(in millions)
Liverpoolweg 10	Amsterdam	Jul 17, 2020	$21.5	$10.4

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Leases

Lessee accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2065. As of September 30, 2020, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of September 30, 2020, the termination dates of these ground leases range from 2041 to 2981. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2065. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $35.2 million and $20.7 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $94.0 million and $63.1 million for the nine months ended September 30, 2020 and 2019, respectively.

In July 2020, we acquired the freehold to the land under the Hanauer Landstraße campus in Frankfurt along with leasehold agreements to nine of our data centers within the campus (see note 4) and, as a result, the leases were terminated and right-of-use assets and related lease liabilities of approximately $24.7 million were written off.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Investments in Unconsolidated Joint Ventures

As of September 30, 2020 and December 31, 2019, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our condensed consolidated balance sheets consist of the following (in thousands):

	Year Joint	# of	Metropolitan			Balance as of	Balance as of
Joint Venture	Venture Formed	Data Centers	Area	% Ownership		September 30, 2020	December 31, 2019

Ascenty (1)	2019	22	Brazil / Chile / Mexico	51	% (2)	$500,580	$787,026
Mapletree	2019	3	Northern Virginia	20%		188,195	196,181
Mitsubishi	2017	4	Osaka / Tokyo	50%		268,385	200,652
CenturyLink	2012	1	Hong Kong	50%		87,581	88,647
Other	Various	13	U.S.			15,237	14,603
Total		43				$1,059,978	$1,287,109
(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.
(2)	Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture, which has a carrying value as of September 30, 2020 and December 31, 2019 of approximately $19.8 million and $23.9 million, respectively, and is classified within redeemable noncontrolling interests in our condensed consolidated balance sheet.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value and customer relationship value along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2020 and December 31, 2019.

	Balance as of
(Amounts in thousands)	September 30, 2020	December 31, 2019
Real Estate Intangibles:
Customer relationship value:
Gross amount (1)	$2,938,308	$1,845,949
Accumulated amortization	(526,657)	(400,570)
Net	$2,411,651	$1,445,379
Acquired in-place lease value:
Gross amount	$1,375,003	$1,357,190
Accumulated amortization	(976,121)	(899,071)
Net	$398,882	$458,119
Acquired above-market leases:
Gross amount	$278,094	$279,048
Accumulated amortization	(228,014)	(204,233)
Net	$50,080	$74,815
Acquired below-market leases:
Gross amount	$398,870	$396,509
Accumulated amortization	(263,606)	(247,735)
Net	$135,264	$148,774
(1)	Balance as of September 30, 2020 includes amounts from Interxion Combination (see Note 3).

Amortization of customer relationship value (a component of depreciation and amortization expense) was approximately $49.7 million and $30.7 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $128.5 million and $99.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the weighted average remaining contractual life for customer relationship value was 14.9 years. Estimated annual amortization of customer relationship value for each of the five succeeding years and thereafter, commencing October 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$43,850
2021	174,593
2022	173,822
2023	173,153
2024	172,573
Thereafter	1,673,660
Total	$2,411,651

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was approximately $25.4 million and $32.4 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $82.4 million and $114.7 million for the nine months ended September 30, 2020 and 2019, respectively. The expected average amortization period for acquired in-place lease value is 5.8 years as of September 30, 2020. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.6 years as of September 30, 2020. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing October 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$22,209
2021	79,472
2022	59,787
2023	48,632
2024	41,448
Thereafter	147,334
Total	$398,882

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental revenues of $(2.4) million and $(2.8) million for the three months ended September 30, 2020 and 2019, respectively, and approximately $(8.7) million and $(13.0) million for the nine months ended September 30, 2020 and 2019, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 7.4 years and 2.2 years, respectively, as of September 30, 2020. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing October 1, 2020 is as follows:

(Amounts in thousands)
Remainder of 2020	$(1,783)
2021	(3,347)
2022	4,880
2023	9,645
2024	10,297
Thereafter	65,492
Total	$85,184

8. Debt of the Company

In this Note 8, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 2.750% notes due 2023 (2.750% 2023 Notes), 4.750% notes due 2025 (4.750% 2025 Notes), 3.700% notes due 2027 (2027 Notes), 4.450% notes due 2028 (4.450% 2028 Notes) and 3.600% notes due 2029 (3.600% 2029 Notes). The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (4.750% 2023 Notes), 2.750% notes due 2024 (2.750% 2024 Notes), 4.250% notes due 2025 (4.250% 2025 Notes), 3.300% notes due 2029 (3.300% 2029 Notes) and 3.750% notes due 2030 (3.750% 2030 Notes), the obligations of Digital Euro Finco, LLC, an indirect wholly owned finance

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsidiary of the Operating Partnership, with respect to its 2.625% notes due 2024 (2.625% 2024 Notes), 2.500% notes due 2026 (2026 Notes) and 1.125% notes due 2028 (1.125% 2028 Notes) and the obligations of Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, with respect to its Floating Rate Guaranteed Notes due 2022 (2022 Notes), 0.125% notes due 2022 (0.125% 2022 Notes), 0.625% notes due 2025 (0.625% 2025 Notes), 1.500% notes due 2030 (1.500% 2030 Notes), 1.250% notes due 2031 (2031 Notes) and 1.000% notes due 2032 (2032 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facilities and unsecured term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

	Interest Rate at				Principal		Principal
	September 30,				Outstanding at		Outstanding at
Indebtedness	2020		Maturity Date		September 30, 2020		December 31, 2019
Global revolving credit facilities	Various	(1)	Jan 24, 2023	(1)	$133,146	(2)	$245,766	(2)
Deferred financing costs, net					(9,064)		(11,661)
Global revolving credit facilities, net					124,082		234,105
Unsecured Term Loans
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		—	(5)(9)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023		513,747	(5)	513,205	(5)
Deferred financing costs, net					(1,105)		(2,986)
Unsecured term loans, net					512,642		810,219
Unsecured senior notes:
Senior Notes:
3.950% notes due 2022	3.950%		Jul 1, 2022		—	(10)	500,000
Floating rate notes due 2022	EURIBOR + 0.500%		Sep 23, 2022		351,630	(6)	—
3.625% notes due 2022	3.625%		Oct 1, 2022		—	(10)	300,000
0.125% notes due 2022	0.125%		Oct 15, 2022		351,630	(6)	—
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000		350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		387,600	(7)(11)	397,710	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		703,260	(6)	672,780	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		323,000	(7)	331,425	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		516,800	(7)	530,280	(7)
0.625% notes due 2025	0.625%		Jul 15, 2025		761,865	(6)	—
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,260,007	(6)	1,205,398	(6)
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
1.125% notes due 2028	1.125%		Apr 9, 2028		586,050	(6)	560,650	(6)
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.600% notes due 2029	3.600%		Jul 1, 2029		900,000		900,000
3.300% notes due 2029	3.300%		Jul 19, 2029		452,200	(7)	463,995	(7)
1.500% notes due 2030	1.500%		Mar 15, 2030		879,075	(6)	—
3.750% notes due 2030	3.750%		Oct 17, 2030		710,600	(7)	729,135	(7)
1.250% notes due 2031	1.250%		Feb 1, 2031		586,050	(6)	—
1.000% notes due 2032	1.000%		Jan 15, 2032		879,075	(6)	—
Unamortized discounts, net of premiums					(35,447)		(16,145)
Total senior notes, net of discount					12,063,395		9,025,228
Deferred financing costs, net					(64,225)		(52,038)
Total unsecured senior notes, net of discount and deferred financing costs					11,999,170		8,973,190

Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020		$—	(8)	$1,089
Secured note due March 2023	LIBOR + 1.000	% (4)	Mar 1, 2023		104,000		104,000
Westin	3.290%		Jul 11, 2027		135,000		—
Unamortized net premiums					—		54
Total secured debt, including premiums					239,000		105,143
Deferred financing costs, net					(134)		(209)
Total secured debt, including premiums and net of deferred financing costs					238,866		104,934
Total indebtedness					$12,874,760		$10,122,448
(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 90 basis points, which is based on the current credit ratings of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit ratings of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit ratings of our long-term debt.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Balances as of September 30, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-	Balance as of		Weighted-
	September 30,		average	December		average
Denomination of Draw	2020		interest rate	31, 2019		interest rate
Floating Rate Borrowing (a) (d)
Euro (€)	$—		—%	$44,852	(c)	0.90%
Australian dollar (AUD)	2,865	(b)	0.99%	1,264	(c)	1.74%
Singapore dollar (SGD)	84,288	(b)	1.03%	53,199	(c)	2.46%
Total	$87,153		1.03%	$99,315		1.75%

Yen Revolving Credit Facility (a)	$45,993	(e)	0.50%	$146,451	(e)	0.50%

Total borrowings	$133,146		0.84%	$245,766		1.00%
(a)	The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index, subject to a zero floor, plus a margin of 90 basis points, which is based on the current credit rating of our long-term debt. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index, subject to a zero floor, plus a margin of 50 basis points, which is based on the current credit rating of our long-term debt.
(b)	Based on exchange rates of $0.72 to 1.00 AUD and $0.73 to 1.00 SGD, respectively, as of September 30, 2020.
(c)	Based on exchange rates of $1.12 to €1.00, $0.70 to 1.00 AUD and $0.74 to 1.00 SGD, respectively, as of December 31, 2019.
(d)	As of September 30, 2020, approximately $55.3 million of letters of credit were issued.
(e)	Based on exchange rates of $0.01 to 1.00 JPY as of September 30, 2020 and December 31, 2019.

(3)	Interest rates are based on our current senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan.
(4)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by a portion of U.S. dollar and Canadian dollar borrowings under the 2023 Term Loan and 2024 Term Loan, and the secured note due March 2023. See Note 16. "Derivative Instruments" for further information.
(5)	Balances as of September 30, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-		Balance as of		Weighted-
	September 30,		average		December 31,		average
Denomination of Draw	2020		interest rate		2019		interest rate
U.S. dollar ($)	$—		—%		$300,000		2.74	% (d)
Singapore dollar (SGD)	145,801	(a)	1.13%		147,931	(c)	2.68%
Australian dollar (AUD)	207,913	(a)	1.09%		203,820	(c)	1.85%
Hong Kong dollar (HKD)	86,089	(a)	1.40%		85,629	(c)	3.60%
Canadian dollar (CAD)	73,944	(a)	1.49	% (b)	75,825	(c)	3.00	% (d)
Total	$513,747		1.21	% (b)	$813,205		2.62	% (d)
(a)	Based on exchange rates of $0.73 to 1.00 SGD, $0.72 to 1.00 AUD, $0.13 to 1.00 HKD and $0.75 to 1.00 CAD, respectively, as of September 30, 2020.
(b)	As of September 30, 2020, the weighted-average interest rate reflecting interest rate swaps was 1.78% (Canadian dollar) and 1.25% (Total). See Note 16 "Derivative Instruments" for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.74 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.77 to 1.00 CAD, respectively, as of December 31, 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d)	As of December 31, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.39% (Total).
(6)	Based on exchange rates of $1.17 to €1.00 as of September 30, 2020 and $1.12 to €1.00 as of December 31, 2019.
(7)	Based on exchange rates of $1.29 to £1.00 as of September 30, 2020 and $1.33 to £1.00 as of December 31, 2019.
(8)	Debt was repaid in full on April 13, 2020.
(9)	Debt was repaid in full on September 24, 2020. The payment resulted in an early extinguishment charge of approximately $0.9 million during the three months ended September 30, 2020.
(10)	The 3.950% 2022 Notes and 3.625% 2022 Notes were redeemed in full on August 3, 2020. The redemption resulted in an early extinguishment charge of approximately $52.1 million during the three months ended September 30, 2020.
(11)	The 4.750% 2023 Notes were redeemed in full on October 14, 2020.

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2020, we were in compliance with each of these financial covenants.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Euro Notes due 2032

On September 23, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €750.0 million aggregate principal amount of 1.000% Guaranteed Notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of the 2032 Notes are governed by an indenture dated as of September 23, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent. Net proceeds from the offering were approximately €737.5 million (or approximately $860.0 million based on the exchange rate as of September 23, 2020) after deducting managers’ discounts and estimated offering expenses.

Floating Rate Notes due 2022

On September 23, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €300.0 million aggregate principal amount of Floating Rate Guaranteed Notes due 2022 (the “2022 Notes”). The 2022 Notes will bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.48%, subject to a zero floor, and the interest rate for the initial interest period was 0%. The 2022 Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. The terms of the 2022 Notes are governed by an indenture dated as of September 23, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., the Operating Partnership, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent. Net proceeds from the offering were approximately €299.0 million (or approximately $348.7 million based on the exchange rate as of September 23, 2020) after deducting managers’ discounts and estimated offering expenses.

The table below summarizes our debt maturities and principal payments as of September 30, 2020 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Term Loans(1)	Senior Notes	Secured Debt	Total Debt
Remainder of 2020	$—	$—	$—	$—	$—
2021	—	—	—	—	—
2022	—	—	703,260	—	703,260
2023	87,153	513,747	737,600	104,000	1,442,500
2024	45,993	—	1,026,260	—	1,072,253
Thereafter	—	—	9,631,722	135,000	9,766,722
Subtotal	$133,146	$513,747	$12,098,842	$239,000	$12,984,735
Unamortized discount	—	—	(41,358)	—	(41,358)
Unamortized premium	—	—	5,911	—	5,911
Total	$133,146	$513,747	$12,063,395	$239,000	$12,949,288
(1)	The global revolving credit facility and unsecured term loans are subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility or unsecured term loans, as applicable.

10. Earnings per Share

The following is a summary of basic and diluted earnings per share (in thousands, except share and per share

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income available to common stockholders	$(37,370)	$49,827	$219,165	$177,434
Weighted average shares outstanding—basic	270,214,413	208,421,470	253,377,527	208,173,995
Potentially dilutive common shares:
Unvested incentive units	—	181,064	103,159	142,670
Unvested restricted stock	—	—	273,755	—
Forward equity offering	—	1,013,970	2,087,607	705,720
Market performance-based awards	—	185,267	520,531	177,150
Weighted average shares outstanding—diluted	270,214,413	209,801,771	256,362,579	209,199,535
(Loss) earnings per share:
Basic	$(0.14)	$0.24	$0.86	$0.85
Diluted	$(0.14)	$0.24	$0.85	$0.85

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested incentive units	154,178	—	—	—
Unvested restricted stock	2,459,322	—	—	—
Forward equity offering	512,442	—	—	—
Market performance-based awards	318,386	—	—	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	7,864,774	8,953,826	8,038,885	9,080,816
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,417,537	1,614,005	1,485,177	1,678,511
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	1,757,668	2,001,277	1,841,538	2,081,260
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	—	—	—	1,053,127
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	1,304,786	2,003,619	1,692,046	2,083,696
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,403,969	1,598,556	1,470,961	1,662,444
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,476,350	1,680,969	1,546,796	1,232,711
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,421,547	—	2,535,929	—
Total	21,090,959	17,852,252	18,611,332	18,872,565

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Earnings per Unit

The following is a summary of basic and diluted earnings per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income available to common unitholders	$(38,370)	$52,127	$227,365	$185,434
Weighted average units outstanding—basic	278,079,187	217,375,296	261,416,412	217,254,811
Potentially dilutive common units:
Unvested incentive units	—	181,064	103,159	142,670
Unvested restricted units	—	—	273,755	—
Forward equity offering	—	1,013,970	2,087,607	705,720
Market performance-based awards	—	185,267	520,531	177,150
Weighted average units outstanding—diluted	278,079,187	218,755,597	264,401,464	218,280,351
Earnings per unit:
Basic	$(0.14)	$0.24	$0.87	$0.85
Diluted	$(0.14)	$0.24	$0.86	$0.85

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested incentive units	154,178	—	—	—
Unvested restricted units	2,459,322	—	—	—
Forward equity offering	512,442	—	—	—
Market performance-based awards	318,386	—	—	—
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,417,537	1,614,005	1,485,177	1,678,511
Potentially dilutive Series G Cumulative Redeemable Preferred Units	1,757,668	2,001,277	1,841,538	2,081,260
Potentially dilutive Series H Cumulative Redeemable Preferred Units	—	—	—	1,053,127
Potentially dilutive Series I Cumulative Redeemable Preferred Units	1,304,786	2,003,619	1,692,046	2,083,696
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,403,969	1,598,556	1,470,961	1,662,444
Potentially dilutive Series K Cumulative Redeemable Preferred Units	1,476,350	1,680,969	1,546,796	1,232,711
Potentially dilutive Series L Cumulative Redeemable Preferred Units	2,421,547	—	2,535,929	—
Total	13,226,185	8,898,426	10,572,447	9,791,749

12. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company’s accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and nine months ended September 30, 2020 and 2019.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, we had deferred tax liabilities net of deferred tax assets of approximately $703.1 million and $143.4 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Interxion Combination in March 2020, the European Portfolio Acquisition in July 2016 and the Sentrum portfolio acquisition during 2012. The valuation allowance against the deferred tax assets at September 30, 2020 and December 31, 2019 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions.

13. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreement

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an amendment, which we refer to as the 2020 Amendment, to our ATM equity offering sales agreement dated January 4, 2019, which, as amended, we refer to as the Sales Agreement, with BofA Securities, Inc., Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the nine months ended September 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $893.0 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.89 per share after payment of approximately $9.0 million of commissions to the Agents. Subsequent to September 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $0.8 million from the issuance of 5,220 common shares under the Sales Agreement at an average price of $159.09 per share after payment of approximately $8,000 of commissions to the Agents, and approximately $749.4 million remains available for future sales under the program. For the nine months ended September 30, 2019, there were no sales made under the program.

(b) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of its common stock by the forward purchasers in the public offering. On September 17, 2019, the Company amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020. On September 24, 2020, we physically settled the forward sale agreements in full by issuing an aggregate of 9,775,000 shares of our common stock to the forward purchasers in exchange for net proceeds of approximately $1.0 billion.

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	279,920,621	97.2%	208,900,758	95.9%
Noncontrolling interests consist of:
Common units held by third parties	6,291,091	2.2%	6,820,201	3.2%
Incentive units held by employees and directors (see Note 15)	1,875,570	0.6%	2,022,954	0.9%
	288,087,282	100.0%	217,743,913	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,154.9 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2020 and December 31, 2019, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2020:

	Common Units	Incentive Units	Total
As of December 31, 2019	6,820,201	2,022,954	8,843,155
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(529,110)	—	(529,110)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(398,399)	(398,399)
Incentive units issued upon achievement of market performance condition	—	126,845	126,845
Grant of incentive units to employees and directors	—	126,933	126,933
Cancellation / forfeitures of incentive units held by employees and directors	—	(2,763)	(2,763)
As of September 30, 2020	6,291,091	1,875,570	8,166,661
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2020 (in thousands, except per share data):

		Series C	Series G	Series I		Series J	Series K	Series L
		Preferred	Preferred	Preferred		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock (1)	Stock		Stock	Stock	Stock	Stock
February 26, 2020	March 31, 2020	$3,333	$3,672	$3,969		$2,625	$3,071	$4,485	$295,630
May 12, 2020	June 30, 2020	3,333	3,672	3,969		2,625	3,071	4,485	301,005
August 11, 2020	September 30, 2020	3,333	3,672	—	(2)	2,625	3,071	4,485	303,006
		$9,999	$11,016	$7,938		$7,875	$9,213	$13,455	$899,641
Annual rate of dividend per share		$1.65625	$1.46875	$1.58750		$1.31250	$1.46250	$1.30000	$4.48000
(1)	On September 15, 2020, the Company distributed a notice of redemption of all of the shares of its series G preferred stock on October 15, 2020. The shares of series G preferred stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends from October 1, 2020 up to but not including the redemption date in the amount of $0.057118 per share. The Company became obligated to redeem the series G preferred stock and pay the accrued dividends upon notice of redemption in September 2020. Therefore, the Company reclassified the series G preferred stock balance from equity to a preferred stock redemption liability, included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet, and recorded the balance at fair value. In connection with the redemption, the previously incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common stockholders.
(2)	Redeemed on September 8, 2020 for $25.29545 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common stockholders.

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

(e) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2019	$(114,947)	$1,287	$25,738	$(87,922)
Net current period change	(44,263)	(12,259)	13,142	(43,380)
Reclassification to interest expense from interest rate swaps	—	7,679	—	7,679
Balance as of September 30, 2020	$(159,210)	$(3,293)	$38,880	$(123,623)

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

(b) Equity Distribution Agreement

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into the 2020 Amendment to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the nine months ended September 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $893.0 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.89 per share after payment of approximately $9.0 million of commissions to the Agents. The proceeds from the issuances for the nine months ended September 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 6.1 million common units to Digital Realty Trust, Inc. Subsequent to September 30, 2020,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, Inc. generated net proceeds of approximately $0.8 million from the issuance of 5,220 common shares under the Sales Agreement at an average price of $159.09 per share after payment of approximately $8,000 of commissions to the Agents, and approximately $749.4 million remains available for future sales under the program. The proceeds from the issuances subsequent to September 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 5,220 common units to Digital Realty Trust, Inc.

(c) Forward Equity Sale

On September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. On September 17, 2019, Digital Realty Trust, Inc. amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020. On September 24, 2020, Digital Realty Trust, Inc. physically settled the forward sale agreements in full by issuing an aggregate of 9,775,000 shares of its common stock to the forward purchasers in exchange for net proceeds of approximately $1.0 billion. Upon physical settlement of the forward sale agreements, the Operating Partnership issued 9,775,000 partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,154.9 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2020 and December 31, 2019, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e) Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2020 (in thousands, except for per unit data):

		Series C	Series G	Series I		Series J	Series K	Series L
		Preferred	Preferred	Preferred		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units (1)	Units		Units	Units	Units	Units
February 27, 2020	March 31, 2020	$3,333	$3,672	$3,969		$2,625	$3,071	$4,485	$305,267
May 12, 2020	June 30, 2020	3,333	3,672	3,969		2,625	3,071	4,485	310,421
August 11, 2020	September 30, 2020	3,333	3,672	—	(2)	2,625	3,071	4,485	312,262
		$9,999	$11,016	$7,938		$7,875	$9,213	$13,455	$927,950

Annual rate of distribution per unit		$1.65625	$1.46875	$1.58750		$1.31250	$1.46250	$1.30000	$4.48000

(1)	On September 15, 2020, Digital Realty Trust, Inc. distributed a notice of redemption of all of the shares of its series G preferred stock on October 15, 2020. The shares of series G preferred stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends from October 1, 2020 up to but not including the redemption date in the amount of $0.057118 per share. Digital Realty Trust, Inc. became obligated to redeem the series G preferred stock and pay the accrued dividends upon distribution of its notice of redemption in September 2020. Therefore, the Operating Partnership reclassified the series G preferred units balance from capital to a preferred unit redemption liability, included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet, and recorded the balance at fair value. In connection with the redemption, the previously incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common unitholders.
(2)	Redeemed on September 8, 2020 for $25.29545 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common unitholders.

(f) Accumulated Other Comprehensive Loss

The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	loss
Balance as of December 31, 2019	$(117,869)	$308	$26,152	$(91,409)
Net current period change	(48,321)	(12,711)	13,525	(47,507)
Reclassification to interest expense from interest rate swaps	—	7,899	—	7,899
Balance as of September 30, 2020	$(166,190)	$(4,504)	$39,677	$(131,017)

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

As of September 30, 2020, approximately 6.0 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense for the three and nine months ended September 30, 2020 and 2019 and our unearned compensation as of September 30, 2020 and December 31, 2019 (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended September 30,				September 30,	December 31,	compensation
Type of incentive award	2020	2019	2020	2019	2020	2019	(in years)
Long-term incentive units (1)	$3.3	$2.4	$0.1	$—	$18.6	$15.4	2.2
Performance-based awards (1)	6.8	3.1	0.1	0.2	40.4	28.4	2.5
Restricted stock (1)	3.8	2.9	0.8	0.7	47.0	29.1	2.5
Interxion awards	4.8	—	—	—	31.4	—	2.4

	Nine Months Ended September 30,
	2020	2019	2020	2019
Long-term incentive units (1)	$9.6	$6.2	$0.2	$0.1
Performance-based awards (1)	18.2	9.7	0.6	0.6
Restricted stock (1)	10.4	8.6	2.3	2.1
Interxion awards	14.9	—	—	—
(1)	In addition to the market performance-based awards and long-term incentive awards described in Notes 15(a) and 15(b), this also includes one-time grants of 58,561 performance-based Class D units and 6,148 performance-based restricted stock units, subject to attainment of performance metrics related to successful integration of the Interxion Combination, and one-time grants of 22,426 time-based profits interest units and 3,209 time-based restricted stock units subject to the closing of the Interxion Combination and continued service to certain of the Company’s executive officers and other employees. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed between two and three years, the current vesting period of these awards.

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

Below is a summary of our long-term incentive unit activity for the nine months ended September 30, 2020.

		Weighted-Average
		Grant Date Fair
Unvested Long-term Incentive Units	Units	Value
Unvested, beginning of period	208,287	$110.00
Granted	126,933	134.54
Vested	(92,111)	106.84
Cancelled or expired	(2,763)	112.82
Unvested, end of period	240,346	$122.06

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

(b) Market Performance-Based Awards

During the nine months ended September 30, 2020 and 2019, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.

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

In January 2020, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the RMS Relative Market Performance fell between the target and high level for the 2017 awards and, accordingly, 137,816 Class D units (including 10,971 distribution equivalent units that immediately vested on December 31, 2019) and 29,141 RSUs performance vested, subject to service-based vesting. On February 27, 2020, 50% of the 2017 awards vested and the remaining 50% will vest on February 27, 2021, subject to continued employment through the applicable vesting date.

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

The grant date fair value of the Class D unit and RSU awards was approximately $17.2 million and $20.3 million for the nine months ended September 30, 2020 and 2019, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

(c) Restricted Stock

Below is a summary of our restricted stock activity for the nine months ended September 30, 2020.

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock	Shares	Value
Unvested, beginning of period	372,792	$108.47
Granted (1)	824,241	126.29
Vested	(265,238)	114.05
Cancelled or expired	(35,936)	120.24
Unvested, end of period	895,859	$122.77
(1)	Includes 567,810 shares issuable pursuant to the converted and adjusted Interxion equity awards as part of the Interxion Combination.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2020 or December 31, 2019.

The Company presents its interest rate derivatives in its condensed consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of September 30, 2020, there was no impact from netting arrangements as the Company did not have any derivatives in asset positions.

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

As of September 30, 2020 and December 31, 2019, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
September 30,		December 31,		Type of	Strike	Effective	Expiration	September 30,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020 (3)	2019 (3)
Currently-paying contracts
$—		$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$—	$175
—		75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	—	345
104,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(3,138)	945
73,944	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(64)	931
$177,944		$479,825						$(3,202)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.75 to 1.00 CAD as of September 30, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

On September 24, 2020, in connection with the paydown of our 2023 Term Loan, we terminated interest rate swap agreements with notional amounts in the aggregate of $300.0 million. As a result of the termination, the accumulated fair value of the interest rate swaps was reclassified from accumulated other comprehensive income to interest expense on the accompanying condensed consolidated income statements, which resulted in a realized loss of approximately $6.4 million.

As of September 30, 2020, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense during the twelve months ended March 31, 2021, when the hedged forecasted transactions impact earnings.

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2020, we did not have any derivatives in a net asset position, and have not posted any collateral related to these agreements.

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

The Company’s disclosures of estimated fair value of financial instruments at September 30, 2020 and December 31, 2019 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020 and December 31, 2019, the aggregate estimated fair value and carrying values of our global revolving credit facilities, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization	As of September 30, 2020		As of December 31, 2019
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)(4)	Level 2	$133,146	$133,146	$245,766	$245,766
Unsecured term loans (2)(4)	Level 2	513,747	513,747	813,205	813,205
Unsecured senior notes (3)(4)	Level 2	13,174,970	12,098,842	9,697,166	9,025,229
Secured debt (3)(4)	Level 2	242,553	239,000	105,245	105,143
		$14,064,416	$12,984,735	$10,861,382	$10,189,343
(1)	The carrying value of our global revolving credit facilities approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(3)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.
(4)	The carrying value excludes unamortized premiums (discounts) and deferred financing costs (see Note 9).

18. Commitments and Contingencies

(a) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2020, we had open commitments, including amounts reimbursable of approximately $47.6 million, related to construction contracts of approximately $1.3 billion.

(b) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2020, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. Subsequent Events

On October 14, 2020 (the “Redemption Date”), Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, redeemed the £300 million aggregate principal amount outstanding of its 4.750% Notes due 2023 (the “4.750% Notes”). The redemption price for the 4.750% Notes was equal to the sum of (a) £1,123.25 per £1,000 principal amount of the 4.750% Notes, or 112.325% of the aggregate principal amount of the 4.750% Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to £0.13 per £1,000 principal amount of the 4.750% Notes. The redemption will result in an early extinguishment charge of approximately $49.8 million during the three months ended December 31, 2020.

On September 15, 2020, Digital Realty Trust, Inc. distributed a notice of redemption to all holders of record of our outstanding 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for a redemption price of $25.0577118 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption date was October 15, 2020. Digital Realty Trust, Inc. funded the redemption with borrowings under the global revolving credit facility, which the Operating Partnership distributed to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 10.0 million of its outstanding series G preferred units held by Digital Realty Trust, Inc. The excess of the redemption price over the carrying value of the series G preferred stock of approximately $8.5 million relates to the original issuance costs and will be reflected as a reduction to net income available to common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact of the COVID-19 pandemic on our or our customers’ operations; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2019, quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

As used in this report: “Ascenty Acquisition” refers to the acquisition of Ascenty by the Operating Partnership and Stellar Participações S.A. (formerly Stellar Participações Ltda.), a Brazilian subsidiary of the Operating Partnership; “Ascenty joint venture” refers to the joint venture, which owns and operates Ascenty, formed with Brookfield Infrastructure; “Brookfield” refers to Brookfield Infrastructure, an affiliate of Brookfield Asset Management; “DFT” refers to DuPont Fabros Technology, Inc.; “DFT Merger” refers to the Company’s acquisition of DuPont Fabros Technology, Inc.; “DFT Operating Partnership” refers to DuPont Fabros Technology, L.P.; and “Interxion Combination” refers to the Company’s combination with Interxion Holding N.V.

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

As of September 30, 2020, our portfolio included 284 data centers, including 43 data centers held as investments in unconsolidated joint ventures, with approximately 43.2 million rentable square feet including approximately 5.4 million square feet of space under active development and approximately 2.4 million square feet of space held for development.

The 43 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 4.4 million rentable square feet. The 32 parcels of developable land we own as of September 30, 2020 comprised approximately 908 acres. At September 30, 2020, excluding unconsolidated joint ventures, approximately 5.0 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in six U.S. metropolitan areas, eight European metropolitan areas, four Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.7 million square feet of base building construction and 2.3 million square feet of data center construction.

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

Revenue base. As of September 30, 2020, our portfolio included 284 data centers through our Operating Partnership, including 43 data centers held as investments in unconsolidated joint ventures. Our global portfolio includes 141 data centers located in North America, with 102 located in Europe, 22 in Latin America, 12 in Asia, five in Australia and two in Africa.

The following table presents an overview of our portfolio of data centers, including the 43 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of  September 30, 2020.

			Space Under
	Data Center	Net Rentable	Active	Space Held for
Metropolitan Area	Buildings	Square Feet (1)	Development (2)	Development (3)

North America
Northern Virginia	24	5,504,164	985,748	78,538
Chicago	10	3,427,367	—	148,101
New York	13	2,049,300	234,580	100,487
Silicon Valley	20	2,251,021	65,594	—
Dallas	21	3,512,875	143,051	45,968
Phoenix	3	795,687	—	227,274
San Francisco	4	824,972	23,321	—
Atlanta	4	525,414	—	313,581
Los Angeles	4	818,479	—	—
Seattle	1	400,369	—	—
Boston	4	467,519	—	50,649
Toronto, Canada	2	276,827	539,182	—
Houston	6	392,816	—	13,969
Austin	1	85,688	—	—
Miami	2	226,314	—	—
Portland	2	198,477	402,959	—
Minneapolis/St. Paul	1	328,765	—	—
Charlotte	3	95,499	—	—
North America Total	125	22,181,553	2,394,435	978,567

Europe
London, England	19	1,715,123	—	161,728
Frankfurt, Germany	20	1,623,757	270,853	—
Amsterdam, Netherlands	18	1,380,266	133,027	95,262
Paris, France	12	658,681	376,162	—
Vienna, Austria	2	383,562	—	—
Dublin, Ireland	8	380,647	94,410	—
Madrid, Spain	3	220,634	—	—
Marseille, France	3	274,352	78,865	—
Brussels, Belgium	2	133,564	—	—
Zurich, Switzerland	3	227,087	315,830	—
Stockholm, Sweden	6	167,555	89,276	—
Copenhagen, Denmark	2	164,489	11,318	—
Dusseldorf, Germany	2	105,523	—	—
Geneva, Switzerland	1	59,190	—	—
Manchester, England	1	38,016	—	—
Europe Total	102	7,532,446	1,369,741	256,990

Asia Pacific
Singapore	3	540,638	344,826	—
Sydney, Australia	3	226,697	87,660	—
Melbourne, Australia	2	146,570	—	—
Tokyo, Japan	1	—	406,664	—
Osaka, Japan	1	—	193,535	—
Seoul, South Korea	1	—	162,260	—
Hong Kong	1	—	—	284,751
Asia Pacific Total	12	913,905	1,194,945	284,751

Africa
Mombasa, Kenya	1	15,710	—	—
Nairobi, Kenya	1	10,276	—	—
Africa Total	2	25,985	—	—

Non-Data Center Properties	—	263,668	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	7	1,250,419	—	—
Hong Kong	1	182,954	—	3,346
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	16	2,187,890	—	3,346

Non-Managed Unconsolidated Joint Ventures
Sao Paulo, Brazil	15	897,625	209,931	245,922
Tokyo, Japan	2	892,667	—	—
Osaka, Japan	2	248,906	52,306	30,874
Fortaleza, Brazil	1	94,205	—	—
Rio De Janeiro, Brazil	2	72,442	26,781	—
Seattle	1	51,000	—	—
Queretaro, Mexico	2	—	108,178	376,202
Santiago, Chile	2	—	46,235	247,148
	27	2,256,845	443,432	900,146

Total	284	35,362,293	5,402,552	2,423,801

(1)	Current net rentable square feet as of September 30, 2020, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

As of September 30, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was approximately 85.9% leased excluding approximately 5.4 million square feet of space under active development and approximately 2.4 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations we support, our lease terms are generally longer than standard commercial leases. As of September 30, 2020, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2021 are 17.1% of net rentable square feet excluding month-to-month leases, space under active development and space held for development as of September 30, 2020.

Factors Which May Influence Future Results of Operations

COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on our global business and operations, including the impact on our customers, suppliers and business partners. As of the date of this report, all of our facilities have been and continue to be fully operational and operating in accordance with our business continuity and pandemic response plans. Across our portfolio, our facilities have been deemed essential operations, allowing us to remain staffed with critical personnel in place to continue to provide services and support for our customers. While we did not experience significant disruptions from the COVID-19 pandemic during the three months ended September 30, 2020 nor as of the date of this report, we cannot predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. The global impact of the outbreak has been rapidly evolving and federal and local governments, including in locations where we operate, have responded by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and restrictions on construction projects. We cannot predict whether further restrictions will be implemented or how long they will be in effect. Although some governments have begun to ease or lift these restrictions, the impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown. Our workforce, excluding our critical data center employees, is working from home, which may impact its productivity. We have also experienced delays in construction activity in a few of our markets due to government restrictions in certain locations and as a result of availability of labor, and these delays are impacting some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after these restrictions are eased or lifted, due to increased safety protocols implemented in response to the COVID-19 pandemic. We continue to closely monitor the situation and communicate with our customers, contractors and suppliers. From a supply chain perspective, as of the date of this report, we believe we have acquired the vast majority of equipment needed to complete our 2020 development activities.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. As of the date of this report, we have collected October base rent and other payments at levels consistent with the same period last year. In addition, we received requests for rent relief related to COVID-19, most often in the form of rent deferral requests or requests for further discussion, from customers representing approximately 3% of annualized recurring rent. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Not all customer requests will ultimately result in modification agreements, nor are we forgoing our contractual rights under our agreements. These requests for rent relief have not yet indicated that the probability of collecting the remaining rent due from these customers was less than likely. Consequently, there were no instances where we deemed it necessary to cease the recognition of income from rentals on a straight-line basis and begin the recognition of income from rentals on a cash basis when lease payments are collected. While we did not have any material adjustments to amounts as of and during the three months ended September 30, 2020, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods. October collections and rent relief requests may not necessarily be indicative of collections or requests in any future period.

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

Foreign currency exchange risk. For the nine months ended September 30, 2020 and 2019, we had foreign operations, including through our investments in unconsolidated joint ventures, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong, South Korea and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March 2020, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, South Korean won, Swiss franc, Danish krone, Swedish krona and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The withdrawal of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. The COVID-19 pandemic has impacted global markets and contributed to increased foreign currency exchange volatility, including with respect to the Brazilian real, which is the currency in which our Ascenty joint venture conducts business, and we cannot predict when such volatility will subside. We attempt to mitigate a portion of the currency fluctuation risk by financing our investments in local currency denominations, although there can be no assurance this strategy will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our reported revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.

Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve occupancy and to lease currently available capacity and capacity available from lease expirations. Excluding approximately 5.4 million square feet of space under active development and approximately 2.4 million square feet of space held for development, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was approximately 85.9% occupied as of September 30, 2020.

As of September 30, 2020, we had more than 4,000 customers in our data center portfolio, including the 16 data centers held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2020, approximately 93% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover all the increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income we generated also depends upon maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and data center market rental rates. As of September 30, 2020 approximately 3.4 million square feet of data center space with extensive installed tenant improvements available for lease was included in our approximately 30.9 million net rentable square feet, excluding space under active development and space held for development and 43 data centers held as investments in unconsolidated joint ventures. In addition, as of September 30, 2020, we had approximately 5.4 million square feet of space under active development and approximately 2.4 million square feet of space held for development, or approximately 18% of the total rentable space in our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop and lease capacity at favorable rates, which we may not be able to obtain. Development requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development projects. We may purchase additional vacant properties and properties with vacant development capacity in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions” and “COVID-19.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 4.8 million square feet of available space in our portfolio, which excludes approximately 5.4 million square feet of space under active development and approximately 2.4 million square feet of space held for development as of September 30, 2020 and the 27 data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 1.9% and 15.2% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2020 and the year ending December 31, 2021, respectively.

During the nine months ended September 30, 2020, we signed renewal leases totaling approximately 1.9 million square feet of space and new leases totaling approximately 2.4 million square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2020:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,159,235	$285.71	$295.87	3.6%	$0.70	1.8
> 1 MW	539,388	$137.38	$138.32	0.7%	$4.40	8.8
Other (6)	183,029	$20.14	$21.65	7.5%	$0.54	3.8
New Leases Signed (5)
0 — 1 MW	312,291	—	$212.06	—	$22.64	3.2
> 1 MW	1,521,939	—	$123.76	—	$26.09	6.1
Other (6)	566,083	—	$33.40	—	$1.63	14.0
Leasing Activity Summary
0 — 1 MW	1,471,525		$278.08
> 1 MW	2,061,328		$127.57
Other (6)	749,112		$30.53
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2020 to 2021.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2020 expirations on an average aggregate basis will generally be consistent with the rates currently being paid for the same space on a GAAP basis and on a cash basis. For the nine months ended September 30, 2020, rents on renewed space increased by an average of 3.6% on a GAAP basis on our 0-1 MW space compared to the expiring rents and increased by an average of 0.7% on a GAAP basis on our > 1 MW space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. As of September 30, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Percentage of
September 30, 2020
total annualized
Metropolitan Area	rent (1)
Northern Virginia	20.0%
Chicago	9.2%
London, England	7.6%
Silicon Valley	6.7%
New York	6.6%
Dallas	6.4%
Frankfurt, Germany	5.4%
Amsterdam, Netherlands	4.3%
São Paulo, Brazil	3.5%
Singapore	2.8%
Phoenix	2.2%
Paris, France	2.1%
Tokyo, Japan	2.0%
San Francisco	2.0%
Atlanta	1.6%
Other	17.6%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2020 multiplied by 12. Includes consolidated portfolio and unconsolidated joint ventures at the joint ventures’ 100% ownership level. The aggregate amount of abatements for the nine months ended September 30, 2020 was approximately $54.3 million.

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

As a result of Trump administration policies, states have been driving near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. As another example of state action, a number of eastern states participate in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants.

Outside the United States, the European Union, or EU (as well as the United Kingdom), have been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements). In December 2019, EU leaders endorsed the objective of achieving by 2050 a climate-neutral EU, with net-zero GHG emissions, and in March 2020 the European Commission proposed the European Climate Law to write this goal into the law. The European Commission adopted in September 2020 a proposal to strengthen the EU’s 2030 GHG reduction target from 40% below 1990 levels to at least 55% below 1990 levels, and separately introduced a proposal to institute a carbon import tax, which would cover electricity imports. National legislation may also be implemented independently by members of the EU. It is not yet clear how Brexit will impact the United Kingdom’s approach to climate change regulation; the United Kingdom adopted a target of net-zero GHG emissions by 2050.

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

The cost of electric power comprises a significant component of our operating expenses. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the

EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further legislation or regulations in the EU, the UK or other regions where we operate could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our customers. These matters could adversely impact our business, results of operations, or financial condition.

Interest rates. As of September 30, 2020, we had approximately $177.9 million of variable rate debt subject to interest rate swap agreements, along with $133.1 million, $439.8 million and $351.6 million of variable rate debt that was outstanding on the global revolving credit facilities, the unswapped portion of the unsecured term loans and the Floating Rate Notes due 2022, respectively. The availability of debt and equity capital may contract or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions,” “COVID-19” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher credit spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Higher interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third-party sources, we may not be able to satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying condensed consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of September 30, 2020 and December 31, 2019, the balance of deferred rent was $510.6 million and $478.7 million, respectively, and rent receivable, net of allowance, was $355.2 million and $171.9 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

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

Results of Operations

The discussion below relates to our results of operations for the three and nine months ended September 30, 2020 and 2019. A summary of our operating results for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income Statement Data:
Total operating revenues	$1,024,668	$806,466	$2,841,000	$2,421,778
Total operating expenses	(880,265)	(641,699)	(2,443,737)	(1,966,496)
Operating income	144,403	164,767	397,263	455,282

Equity in loss of unconsolidated joint ventures	(2,056)	(19,269)	(88,684)	(3,090)
Gain on deconsolidation, net	—	—	—	67,497
Gain on disposition of properties, net	10,410	—	315,211	—
Interest and other income, net	4,348	16,842	22,969	55,266
Interest expense	(89,499)	(84,574)	(255,173)	(272,177)
Income tax expense	(16,053)	(4,826)	(34,725)	(13,726)
Loss from early extinguishment of debt	(53,007)	(5,366)	(53,639)	(39,157)
Net (loss) income	$(1,454)	$67,574	$303,222	$249,895

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

Comparison of the Three and Nine Months Ended September 30, 2020 to the Three and Nine Months Ended September 30, 2019

Portfolio

As of September 30, 2020, our portfolio consisted of 284 data centers, including 43 data centers held as investments in unconsolidated joint ventures, with an aggregate of 43.2 million rentable square feet including 5.4 million square feet of space under active development and 2.4 million square feet of space held for development compared to a portfolio consisting of 223 data centers, including 38 data centers held as investments in unconsolidated joint ventures, with an aggregate of 36.0 million rentable square feet including 3.6 million square feet of space under active development and 2.3 million square feet of space held for development as of September 30, 2019.

Revenues

Total operating revenues for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental and other services	$1,020,931	$802,472	$218,459	$2,828,678	$2,413,888	$414,790
Fee income and other	3,737	3,994	(257)	12,322	7,890	4,432
Total operating revenues	$1,024,668	$806,466	$218,202	$2,841,000	$2,421,778	$419,222

The following tables show rental and other services revenue for the three and nine months ended September 30, 2020 and 2019 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Revenue totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended September 30,				Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	Change
Rental and other services	$608,387	$620,615	$(12,228)	(2.0)%	$412,544	$181,857	$230,687

	Stabilized				Pre-Stabilized and Other
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change
Rental and other services	$1,820,736	$1,859,885	$(39,149)	(2.1)%	$1,007,942	$554,003	$453,939

Stabilized revenue decreased $12.2 million and $39.1 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 due to expiring leases at certain properties in the stabilized portfolio.

Pre-stabilized and other revenues increased $230.7 million and $453.9 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily as a result of revenues associated with the Interxion Combination of $216.5 million and $458.4 million for the three and nine months ended September 30, 2020, respectively, offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019 and the Ascenty Acquisition prior to deconsolidation in March 2019 for the nine-month period.

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

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental property operating and maintenance	$358,679	$259,431	$99,248	$957,034	$766,417	$190,617
Property taxes and insurance	42,659	41,358	1,301	136,770	126,587	10,183
Depreciation and amortization	365,842	286,718	79,124	1,006,464	888,766	117,698
General and administrative	91,352	49,985	41,367	249,181	156,427	92,754
Transaction and integration expenses	14,953	4,115	10,838	87,372	10,819	76,553
Impairment of investments in real estate	6,482	—	6,482	6,482	5,351	1,131
Other	298	92	206	434	12,129	(11,695)
Total operating expenses	$880,265	$641,699	$238,566	$2,443,737	$1,966,496	$477,241
Interest expense	$89,499	$84,574	$4,925	$255,173	$272,177	$(17,004)

The following tables show property level expenses for the three and nine months ended September 30, 2020 and 2019 for stabilized properties and pre-stabilized properties and other (all other properties) (in thousands). Expense totals for pre-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Pre-Stabilized and Other
	Three Months Ended September 30,				Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	Change
Rental property operating and maintenance	$199,645	$199,598	$47	0.0%	$159,034	$59,833	$99,201
Property taxes and insurance	30,080	30,528	(448)	(1.5)%	12,579	10,830	1,749
	$229,725	$230,126	$(401)	(0.2)%	$171,613	$70,663	$100,950

	Stabilized				Pre-Stabilized and Other
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change
Rental property operating and maintenance	$571,279	$583,868	$(12,589)	(2.2)%	$385,755	$182,548	$203,207
Property taxes and insurance	97,304	90,776	6,528	7.2%	39,466	35,811	3,655
	$668,583	$674,644	$(6,061)	(0.9)%	$425,221	$218,359	$206,862

Stabilized rental property operating and maintenance expenses remained unchanged and decreased approximately $12.6 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily related to lower utility consumption at certain properties in the stabilized portfolio.

Stabilized property taxes and insurance decreased by approximately $0.4 million and increased by approximately $6.5 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to a reduction in assessments in 2020 at certain properties in the stabilized portfolio for the three-month period and property tax refunds in 2019 that are not recurring for the nine-month period.

Pre-stabilized and other rental property operating and maintenance expenses increased by approximately $99.2 million and $203.2 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the Interxion Combination, which contributed $85.1 million and $182.3 million for the three months and nine months ended September 30, 2020, respectively, along with higher expenses as a result of leasing activity during the twelve months ended September 30, 2020 offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019 and the Ascenty Acquisition prior to deconsolidation in March 2019.

Pre-stabilized and other property taxes increased approximately $1.7 million and $3.7 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 due to the Interxion Combination, which contributed $1.0 million and $2.2 million for the three months and nine months ended September

30, 2020, respectively, along with increased assessed values at our Northern Virginia and Chicago properties offset by properties sold to Mapletree in January 2020 and properties contributed to the Mapletree joint venture in November 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $79.1 million and $117.7 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase was principally due to the Interxion Combination offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019, certain intangibles related to the DFT Merger being fully amortized prior to the nine months ended September 30, 2020 along with 2019 activity from the Ascenty Acquisition prior to deconsolidation in March 2019.

General and Administrative

General and administrative expenses increased by approximately $41.4 million and $92.8 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the Interxion Combination.

Transactions and Integration Expenses

Transactions and integration expense increased by approximately $10.8 million and $76.6 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, principally due to integration and transaction costs associated with the Interxion Combination, which closed in March 2020.

Impairment of Investments in Real Estate

During the three and nine months ended September 30, 2020, it became more-likely-than-not that several assets would be disposed of in advance of their useful lives. We performed impairment procedures over said assets and as a result, recognized a $6.5 million of impairment charge on a property located in Europe. An impairment of approximately $5.4 million was also recognized during the nine months ended September 30, 2019 on a property located in the United States. The fair value of the properties were primarily based on comparable sales price data.

Interest Expense

Interest expense increased by approximately $4.9 million and decreased by approximately $17.0 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The three-month period increase was primarily due to interest expense recognized as a result of the termination of swaps related to the paydown of the 2023 Term Loan in September 2020. The nine-month period decrease was primarily due to lower average balances on our global revolving credit facilities and term loans in 2020, along with the paydown of the Ascenty loan in March 2019. This was offset by the issuances of the 2.500% 2026 Notes in February 2019, the 3.600% 2029 Notes in June 2019, 1.125% 2028 Notes in October 2019, the 0.125% 2022 Notes, 0.625% 2025 Notes and 1.500% 2030 Notes in January 2020 and the 1.250% 2031 Notes in June 2020.

Interest and Other Income, Net

Interest and other income, net decreased approximately $12.5 million and $32.3 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.  The decrease is primarily due to realized and unrealized gains or losses from mark-to-market valuation changes on a marketable equity security and the reimbursement of transaction expenses as a result of the closing of the Ascenty joint venture with Brookfield in the three months ended March 31, 2019.

Gain on Deconsolidation, Net

During the nine months ended September 30, 2019, we recognized a gain on the deconsolidation of Ascenty of approximately $67.5 million as a result of the formation of the Ascenty joint venture with Brookfield Infrastructure.

Gain on Disposition of Properties, Net

During the nine months ended September 30, 2020, we sold (i) Liverpoolweg 10 in Amsterdam for gross proceeds of approximately $21.5 million, resulting in a gain of approximately $10.4 million in July 2020 and (ii) 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree at a purchase consideration of approximately $557.0 million, resulting in a gain of approximately $304.8 million in January 2020. There were no gains on disposition of properties for the three and nine months ended September 30, 2019.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $47.6 million and $14.5 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the redemption of the 3.950% 2022 Notes and 3.625% 2022 Notes in August 2020 offset by the costs associated with the early tender offer and subsequent redemption of the 5.875% 2020 Notes in January and February 2019 along with the 3.400% Notes due 2020 and 2021 Notes in June 2019.

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

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an amendment, which we refer to as the 2020 Amendment, to our ATM equity offering sales agreement dated January 4, 2019, which, as amended, we refer to as the Sales Agreement, with BofA Securities, Inc., Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the nine months ended September 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $893.0 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.89 per share after payment of approximately $9.0 million of commissions to the Agents. The proceeds from the issuances for the nine months ended September 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 6.1 million common units to our Parent Company. Subsequent to September 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $0.8 million from the issuance of 5,220 common shares under the Sales Agreement at an average price of $159.09 per share after payment of approximately $8,000 of commissions to the Agents, and approximately $749.4 million remains available for future sales under the program. The proceeds from the issuances subsequent to September 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of 5,220 common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see Note 13 to our condensed consolidated financial statement contained herein.

Additionally, on September 27, 2018, Digital Realty Trust, Inc. completed an underwritten public offering of 9,775,000 shares of its common stock (including 1,275,000 shares from the exercise in full of the underwriters’ option to purchase additional shares), all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 9,775,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of its common stock by the forward purchasers in the public offering. On September 17, 2019, the Company amended the forward sale agreements to extend the maturity date of such forward sales agreements from September 27, 2019 to September 25, 2020. On September 24, 2020, we physically settled the forward sale agreements in full by issuing an aggregate of 9,775,000 shares of our common stock to the forward purchasers in exchange for net proceeds of approximately $1.0 billion.

On September 8, 2020, our Parent Company redeemed all 10,000,000 outstanding shares of its 6.350% series I cumulative redeemable preferred stock, or the series I preferred stock, for a redemption price of $25.29545 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The excess of the redemption price over the carrying value of the series I preferred stock of approximately $8.0 million relates to the original issuance costs and was recorded as a reduction to net income available to common stockholders

On September 15, 2020, our Parent Company distributed a notice of redemption to all holders of record of its outstanding 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for a redemption price of $25.057118 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption date was October 15, 2020. The excess of the redemption price over the carrying value of the series G preferred stock of approximately $8.5 million relates to the original issuance costs and will be reflected as a reduction to net income available to common stockholders.

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

For additional information regarding dividends declared and paid by our Parent Company on its common and preferred stock for the three and nine months ended September 30, 2020 and 2019, see Note 13 to our condensed consolidated financial statements contained herein.

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

As of September 30, 2020, we had $971.3 million of cash and cash equivalents, excluding $15.3 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As of November 4, 2020, we had $241 million of cash and cash equivalents.

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

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into the 2020 Amendment to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the nine months ended September 30, 2020, our Parent Company generated net proceeds of approximately $893.0 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.89 per share after payment of approximately $9.0 million of commissions to the Agents. The proceeds from the issuances for the nine months ended September 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 6.1 million common units to our Parent Company. Subsequent to September 30, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $0.8 million from the issuance of 5,220 common shares under the Sales Agreement at an average price of $159.09 per share after payment of approximately $8,000 of commissions to the Agents, and approximately $749.4 million remains available for future sales under the program. The proceeds from the issuances subsequent to September 30, 2020 were contributed to our Operating Partnership in exchange for the issuance of 5,220 common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see Note 13 to our condensed consolidated financial statements contained herein.

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

On August 3, 2020 (the “2022 Notes Redemption Date”), the Operating Partnership redeemed the $300 million aggregate principal amount outstanding of its 3.625% Notes due 2022 (the “3.625% Notes”) and the $500 million aggregate principal amount outstanding of its 3.950% Notes due 2022 (the “3.950% Notes”). The redemption price for the 3.625% Notes was equal to the sum of (a) $1,060.018 per $1,000 principal amount of the 3.625% Notes, or 106.0018% of the aggregate principal amount of the 3.625% Notes, plus (b) accrued and unpaid interest to, but excluding, the 2022 Notes Redemption Date equal to $12.285 per $1,000 principal amount of the 3.625% Notes. The redemption price for the 3.950% Notes was equal to the sum of (a) $1,060.306 per $1,000 principal amount of the 3.950% Notes, or 106.0306% of the aggregate principal amount of the 3.950% Notes, plus (b) accrued and unpaid interest to, but excluding, the 2022 Notes Redemption Date equal to $3.511 per $1,000 principal amount of the 3.950% Notes. The Operating Partnership primarily used borrowings on the revolving credit facility to fund the redemption.

On September 23, 2020, Digital Dutch Finco B.V. issued and sold €750.0 million aggregate principal amount of 1.000% Guaranteed Notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €737.5 million (or approximately $860.0 million based on the exchange rate as of September 23, 2020) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 2032 Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects (collectively, “2032 Eligible Green Projects”). Pending the allocation of the net proceeds of the 2032 Notes to 2032 Eligible Green Projects, the net proceeds from the 2032 Notes were used to temporarily repay borrowings outstanding under the Operating Partnership’s global revolving credit facilities and for other general corporate purposes.

On September 23, 2020, Digital Dutch Finco B.V. issued and sold €300.0 million aggregate principal amount of Floating Rate Guaranteed Notes due 2022 (the “2022 Notes”). The 2022 Notes will bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.48%, subject to a zero floor, and the interest rate for the initial interest period was 0%. The 2022 Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €299.0 million (or approximately $348.7 million based on the exchange rate as of September 23, 2020) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering of the 2022 Notes to fund the redemption in full of Digital Stout Holding, LLC’s 4.750% Guaranteed Notes due 2023, which occurred on October 14, 2020.

On October 14, 2020 (the “GBP Note Redemption Date”), Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, redeemed the £300 million aggregate principal amount outstanding of its 4.750% Notes due 2023 (the “4.750% Notes”). The redemption price for the 4.750% Notes was equal to the sum of (a) £1,123.25 per £1,000 principal amount of the 4.750% Notes, or 112.325% of the aggregate principal amount of the 4.750% Notes, plus (b) accrued and unpaid interest to, but excluding, the GBP Note Redemption Date equal to £0.13 per £1,000 principal amount of the 4.750% Notes. Net proceeds from the issuance of the 2022 Notes were primarily used to fund the redemption. The redemption will result in an early extinguishment charge of approximately $49.8 million during the three months ended December 31, 2020.

Construction

The table below summarizes our land held for future development and construction in progress and space held for development as of September 30, 2020 and December 31, 2019:

Development Lifecycle	As of September 30, 2020				As of December 31, 2019
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)	N/A	$198,536	$—	$198,536	N/A	$147,597	$—	$147,597
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$584,931	$—	$584,931	N/A	$517,900	$—	$517,900
Space Held for Development (6)	1,520,308	231,036	—	231,036	1,281,169	241,563	—	241,563
Base Building Construction	2,637,821	405,757	556,596	962,353	2,936,071	485,489	404,082	889,571
Data Center Construction	2,321,299	1,041,415	1,260,203	2,301,617	1,175,673	441,852	703,607	1,145,459
Equipment Pool & Other Inventory	N/A	30,940	—	30,940	N/A	27,283	—	27,283
Campus, Tenant Improvements & Other	N/A	34,575	36,234	70,809	N/A	18,468	22,968	41,436
Total Construction in Progress and Land Held for Future Development	6,479,429	$2,527,190	$1,853,033	$4,380,222	5,392,913	$1,880,152	$1,130,657	$3,010,809
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated joint ventures. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through September 30, 2020. Excludes costs incurred by unconsolidated joint ventures.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2019. Excludes costs incurred by unconsolidated joint ventures.
(5)	Represents approximately 908 acres as of September 30, 2020 and approximately 944 acres as of December 31, 2019.
(6)	Excludes space held for development through unconsolidated joint ventures.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 5.0 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. As of September 30, 2020, we had approximately 5.4 million square feet under active development and approximately 2.4 million square feet held for development. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At September 30, 2020, excluding unconsolidated joint ventures, approximately 5.0 million square feet was under active development for Turn-Key Flex® and Powered Base Building® products, all of which is expected to be income-producing on or after completion, in six U.S. metropolitan areas, eight European metropolitan areas, four Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 2.7 million square feet of base building construction and 2.3 million square feet of data center construction. At September 30, 2020, we had open commitments, related to construction contracts of approximately $1.3 billion, including amounts reimbursable of approximately $47.6 million.

We currently expect to incur approximately $0.7 billion to $1.0 billion of capital expenditures for our development programs during the three months ending December 31, 2020, although this amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Development projects	$1,175,494	$932,370
Enhancement and improvements	171	2,459
Recurring capital expenditures	127,156	125,982
Total capital expenditures (excluding indirect costs)	$1,302,821	$1,060,811

For the nine months ended September 30, 2020, total capital expenditures increased $242.0 million to approximately $1,302.8 million from $1,060.8 million for the same period in 2019. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2020 were approximately $1,175.7 million, which reflects an increase of approximately 26% from the same period in 2019. This increase was primarily due to Interxion, which had approximately $260.9 million of capital expenditures for the nine months ended September 30, 2020, offset by 2019 spending related to Ascenty, which was deconsolidated in March 2019. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2020 and 2019 were $74.2 million and $65.0 million, respectively. Capitalized interest comprised approximately $35.5 million and $30.3 million of the total indirect costs capitalized for the nine months ended September 30, 2020 and 2019, respectively. Capitalized interest in the nine months ended September 30, 2020 increased, compared to the same period in 2019, due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the nine months ended September 30, 2020 increased compared to the same period in 2019 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2020.

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

We expect to meet our short-term and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent Company. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of November 4, 2020, we had approximately $2.2 billion of borrowings available under our global revolving credit facilities. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “COVID-19”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our Parent Company’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and nine months ended September 30, 2020, see Note 14 to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2020 (in millions):

Debt Summary:
Fixed rate	$11,882.2
Variable rate debt subject to interest rate swaps	177.9
Total fixed rate debt (including interest rate swaps)	12,060.1
Variable rate—unhedged	924.6
Total	$12,984.7
Percent of Total Debt:
Fixed rate (including swapped debt)	92.9%
Variable rate	7.1%
Total	100.0%

Effective Interest Rate as of September 30, 2020
Fixed rate (including hedged variable rate debt)	2.65%
Variable rate	0.68%
Effective interest rate	2.51%

As of September 30, 2020, we had approximately $13.0 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 23% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2020 of $146.76). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of September 30, 2020, our debt had a weighted average term to initial maturity of approximately 6.5 years (or approximately 6.5 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of September 30, 2020, we were party to interest rate swap agreements related to $177.9 million of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

As of September 30, 2020, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $568.8 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$1,180,739	$1,111,944	$68,795
Net cash used in investing activities	(1,519,519)	(708,056)	(811,463)
Net cash provided by (used in) financing activities	1,231,150	(512,227)	1,743,377
Net increase (decrease) in cash, cash equivalents and restricted cash	$892,370	$(108,339)	$1,000,709

The increase in net cash provided by operating activities was primarily due to the Interxion Combination offset by properties sold or contributed to unconsolidated joint ventures during the twelve months ended September 30, 2020.

The changes in the activities that comprise net cash used in investing activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 consisted of the following amounts (in thousands).

Increase in cash used for improvements to investments in real estate	$(251,023)
Increase in cash used for acquisitions of real estate	(538,411)
Increase in cash provided by cash assumed in acquisitions	116,738
Increase in cash provided by proceeds from sale of properties, net of sales costs	547,913
Decrease in cash provided by proceeds from the joint venture transactions	(702,439)
Decrease in cash used in deconsolidation of Ascenty cash	97,081
Increase in cash used for investments in unconsolidated joint ventures	(47,475)
Other changes	(33,847)
Change in net cash used in investing activities	$(811,463)

The increase in cash used in investing activities was primarily due to a decrease in cash proceeds from the formation of the Ascenty joint venture in March 2019 with Brookfield, net of deconsolidated Ascenty cash and the increase in cash used related to the acquisition of an additional 49% ownership interest in the Westin Building Exchange in February 2020 and the acquisition of the Frankfurt leasehold site in July 2020 classified within acquisitions of real estate, partially offset by the sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree in January 2020.

The changes in the activities that comprise net cash provided by financing activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 for the Company consisted of the following amounts (in thousands).

Increase in cash used for repayments of short-term borrowings, net of proceeds	$(355,755)
Increase in cash provided by net proceeds from issuance of common and preferred stock, including equity plans	1,680,199
Increase in cash provided by proceeds from secured / unsecured debt	1,242,666
Increase in cash used for repayment on secured / unsecured debt	(696,271)
Decrease in cash used for redemption of preferred stock	115,050
Increase in cash used for dividend and distribution payments	(249,488)
Other changes	6,976
Change in net cash provided by financing activities	$1,743,377

The increase in cash provided by financing activities for the Company was primarily due to an increase in cash from the proceeds of sales of common stock issued under the ATM equity offering program and the full physical settlement of our forward equity agreements, an increase in cash provided by the issuance of unsecured debt, net of repayments and a decrease in cash used to redeem preferred stock during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 partially offset by an increase in the repayment of short-term borrowings, net of proceeds and the increase in dividend and distribution payments for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of an increase in the number of shares outstanding due to the Interxion Combination and increased dividend amount per share of common stock in the nine months ended September 30, 2020 as compared to the same period in 2019.

The changes in the activities that comprise net cash provided by financing activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 for the Operating Partnership consisted of the following amounts (in thousands).

Increase in cash used for repayments of short-term borrowings, net of proceeds	$(355,755)
Increase in cash provided by general partner contributions	1,680,199
Increase in cash provided by proceeds from secured / unsecured debt	1,242,666
Increase in cash used for repayment on secured / unsecured debt	(696,271)
Decrease in cash used for general partner distributions regarding redemption of preferred units	115,050
Increase in cash used for distribution payments	(249,488)
Other changes	6,976
Change in net cash provided by financing activities	$1,743,377

The increase in cash provided by financing activities for the Operating Partnership was primarily due to an increase in cash from the proceeds of sales of common stock issued under Digital Realty Trust, Inc.’s ATM equity offering program and the full physical settlement of Digital Realty Trust, Inc.’s forward equity agreements, an increase in cash provided by the issuance of unsecured debt, net of repayments and a decrease in the repayment of short-term borrowings, net of proceeds and a decrease in cash used to redeem preferred units during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, partially offset by the increase in distribution payments for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of an increase in the number of units outstanding due to units issued to our Parent Company for the shares issued in the Interxion Combination and increased distribution amount per common unit in the nine months ended September 30, 2020 as compared to the same period in 2019.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests primarily relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2020, amounted to 2.8% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital

Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders in the DFT Operating Partnership in connection with the DFT Merger were outstanding as of September 30, 2020, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income Available to Common Stockholders	$(37,368)	$49,827	$219,167	$177,434
Adjustments:
Non-controlling interests in operating partnership	(1,000)	2,300	8,200	8,000
Real estate related depreciation & amortization (1)	358,619	283,090	987,470	877,869
Unconsolidated JV real estate related depreciation & amortization	19,213	13,612	56,259	31,086
Gain on disposition of properties	(10,410)	—	(315,211)	—
Impairment of investments in real estate	6,482	—	6,482	5,351
FFO available to common stockholders and unitholders (2)	$335,536	$348,829	$962,367	$1,099,740
Basic FFO per share and unit	$1.21	$1.60	$3.68	$5.06
Diluted FFO per share and unit (2)	$1.19	$1.59	$3.64	$5.04
Weighted average common stock and units outstanding
Basic	278,079	217,375	261,416	217,255
Diluted (2)	281,524	218,756	264,401	218,280
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$365,842	$286,718	1,006,464	888,766
Non-real estate depreciation	(7,223)	(3,628)	(18,994)	(10,897)
	$358,619	$283,090	$987,470	$877,869

(2)	For all periods presented, we have excluded the effect of the series C, series G, series H, series I, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series G, series H, series I, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common stock and units outstanding	278,079	217,375	261,416	217,255
Add: Effect of dilutive securities	3,445	1,381	2,985	1,025
Weighted average common stock and units outstanding—diluted	281,524	218,756	264,401	218,280

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2020, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$11,882.2	$12,961.9
Variable rate debt subject to interest rate swaps	177.9	177.9
Total fixed rate debt (including interest rate swaps)	12,060.1	13,139.8
Variable rate debt	924.6	924.6
Total outstanding debt	$12,984.7	$14,064.4

Interest rate derivatives and their fair values as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
September 30,		December 31,		Type of	Strike	Effective	Expiration	September 30,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020	2019
Currently-paying contracts
$—		$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$—	$175
—		75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	—	345
104,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(3,138)	945
73,944	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(64)	931
$177,944		$479,825						$(3,202)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.75 to 1.00 CAD as of September 30, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2020:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	22.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(23.4)

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

Foreign Currency Exchange Risk

For the three and nine months ended September 30, 2020 and 2019, we had foreign operations, including through our investments in unconsolidated joint ventures, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong, South Korea and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March 2020. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, South Korean won, Swiss franc, Danish krone, Swedish krona and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2020 and 2019, operating revenues from properties outside the United States contributed $368.9 million and $146.7 million, respectively, which represented 36.0% and 18.2% of our total operating revenues, respectively. For the nine months ended September 30, 2020 and 2019, operating revenues from properties outside the United States contributed $906.3 million and $475.9 million, respectively, which represented 31.9% and 19.7% of our total operating revenues, respectively. Net investment in properties outside the United States was $8.2 billion and $3.7 billion as of September 30, 2020 and December 31, 2019, respectively. Net assets in foreign operations were approximately $5.2 billion and $(1.4) billion as of September 30, 2020 and December 31, 2019, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2020, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 under the heading “Risk Factors”, continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2020	—	$—	—	—

August 1-31, 2020	—	—	—	—

September 1-30, 2020	10,000,000 shares of Series I Preferred Stock	25.00	10,000,000 shares of Series I Preferred Stock	—
Total	10,000,000	$25.00	10,000,000	—
(1)	On August 8, 2020, the Company distributed a Notice of Redemption to all holders of record of its outstanding 6.350% series I cumulative redeemable preferred stock, or the series I preferred stock, announcing its redemption of all 10,000,000 outstanding shares of the series I preferred stock at a redemption price of $25.29545 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption was made at the Company's option pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the series I preferred stock. The redemption date was September 8, 2020.
(2)	The Company redeemed all outstanding shares of its series I preferred stock on September 8, 2020. The Operating Partnership also redeemed the corresponding 10,000,000 series I preferred units.

Digital Realty Trust, L.P.

During the three months ended September 30, 2020, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2020, Digital Realty Trust, Inc. issued an aggregate of 41,232 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2020, our Operating Partnership issued an aggregate of 41,232 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended September 30, 2020, an aggregate of 11,731 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 29,501 shares of common stock.

In addition, during the three months ended September 30, 2020, our Operating Partnership issued approximately 1.6 million common units to Digital Realty Trust, Inc. in exchange for the contribution by Digital Realty Trust, Inc. to it of the net proceeds of approximately $247.2 million from Digital Realty Trust Inc.’s issuance of approximately 1.6 million shares of common stock under the Sales Agreement.

For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $35.4 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

4.1

Indenture, dated as of September 23, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 1.000% Guaranteed Notes due 2032

(incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 23, 2020).

4.2

Indenture, dated as of September 23, 2020, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as calculation agent, paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the Floating Rate Guaranteed Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 23, 2020).

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 6, 2020	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 6, 2020	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 6, 2020	/S/ MATTHEW MERCIER
Matthew Mercier Senior Vice President, Finance and Accounting (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

November 6, 2020	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 6, 2020	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 6, 2020	/s/ MATTHEW MERCIER
Matthew Mercier Senior Vice President, Finance and Accounting (principal accounting officer)