Form 10-K
period 2020-12-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2021-03-01
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
5707 Southwest Parkway, Building 1, Suite 275 Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

(737) 281-0101

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common Stock, $0.01 par value per share	DLR	New York Stock Exchange
	Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	DLR Pr C	New York Stock Exchange
	Series J Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr J	New York Stock Exchange
	Series K Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr K	New York Stock Exchange
	Series L Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr L	New York Stock Exchange
Digital Realty Trust, L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ⌧ No ◻
Digital Realty Trust, L.P.	Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ◻ No ⌧
Digital Realty Trust, L.P.	Yes ◻ No ⌧

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

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.

Digital Realty Trust, Inc.	☒
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2020 totaled approximately $38 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2020. The identification of 10% or greater stockholders as of June 30, 2020 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2020. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 22, 2021
Common Stock, $.01 par value per share	281,121,062

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our Operating Partnership” or “the Operating Partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2020, Digital Realty Trust, Inc. owned an approximate 97.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2020, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement; “term loan facility” or “unsecured term loans” refers to our Operating Partnership’s senior unsecured multi-currency term loan facility and term loan agreement, which governs a $300 million five-year senior unsecured term loan and a $512 million five-year senior unsecured term loan; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $322 million based on exchange rates at December 31, 2020) senior unsecured revolving credit facility and Yen credit agreement; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

As of December 31, 2020, our portfolio consisted of 291 data centers (including 43 data centers held as investments in unconsolidated joint ventures), of which 139 are located in the United States, 107 are located in Europe, 22 are located in Latin America, 12 are located in Asia, six are located in Australia, three are located in Africa and two are located in Canada.

Digital Realty Trust, Inc. was incorporated in the state of Maryland on March 9, 2004. Digital Realty Trust, L.P. was organized in the state of Maryland on July 21, 2004. Our principal executive offices are located at 5707 Southwest Parkway, Building 1, Suite 275, Austin, Texas 78735. Our telephone number is (737) 281-0101. Our website is www.digitalrealty.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K.

Recent Acquisitions

On October 29, 2019, Digital Realty Trust, Inc., Digital Intrepid Holding B.V., an indirect subsidiary of Digital Realty Trust, Inc., and Interxion Holding N.V., which we refer to as Interxion, entered into a purchase agreement, or the Purchase Agreement, pursuant to which, subject to the terms and conditions of the Purchase Agreement, the Buyer commenced an exchange offer to purchase all of the outstanding ordinary shares of Interxion in exchange for shares of common stock of Digital Realty Trust, Inc.. We refer to the transactions contemplated by the Purchase Agreement as the Interxion Combination. We obtained control of Interxion on March 9, 2020 and completed the Interxion Combination on March 12, 2020 for total equity consideration of approximately $7.0 billion, including cash assumed. The Interxion Combination has expanded the combined company’s presence across Europe and Africa.

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

Industry Background

The digital economy continues to grow and change how enterprises across all industries create and deliver value. Companies increasingly need to operate ubiquitously, on-demand and with real-time intelligence serving customers, partners and employees across multiple channels, business functions and points of business presence. Computational processing power requirements continue to advance, data traffic is growing, and the volume of data that enterprises generate, transmit, process, analyze, monitor and manage is expanding dramatically. The Internet of Things, 5G, autonomous vehicles and artificial intelligence, among other technological advancements, are driving this digital transformation.

Further, we believe that enterprise data growth is accelerating due to the growing digital economy and emerging technological advances. As enterprises analyze and process this accelerating data mass, they create more data. As this data mass builds and continues to be analyzed and processed, we believe it becomes increasingly challenging to replicate and relocate, a phenomenon called increasing data gravity. We believe that enterprise decision makers will need to increasingly consider the impact of how data gravity impacts their enterprise IT architectures and, accordingly, we have developed the Data Gravity Index™. The Data Gravity Index™ is a global forecast that measures the intensity and gravitational force of enterprise data growth.

As a global infrastructure provider for this growing digital economy, we believe the data center industry is poised for sustainable growth. The demand for data center infrastructure is being driven by this digital transformation which is contributing to the explosive growth of data, rapid growth of cloud adoption and greater demand for IT outsourcing. The power requirements and financial costs to support this growth in data, traffic and storage are substantial and growing accordingly. We believe that data centers will continue to play a critical role in the digital economy and enabling business transformation strategies.

We believe cloud solutions and, in particular, hybrid cloud solutions will remain significant drivers of demand for data center infrastructure. The hybrid cloud, which combines public and private cloud solutions, has gained traction because it enables corporate enterprises to achieve efficiencies and contain costs as well as scale and secure their most sensitive information. In addition, the leading cloud service providers are generally mature, well-capitalized technology companies, and cloud platforms are among their fastest growing business segments. Data center providers that can solve global coverage, capacity and communities of interest connectivity needs, and coordinate and aggregate diverse customer and application demand, are poised to benefit from these cloud-specific industry drivers.

These diverse and secular industry dynamics are driving greater demand for data center capacity not only from global cloud service providers, but also from businesses across other industries, including IT service firms, social media, content providers and the financial services sector. As companies focus on their core competencies and rely on outsourcing to meet their IT infrastructure needs, they are prioritizing colocation for their data center solutions for various reasons, including to reduce latency in data transfer and increase global presence and connectivity. New technologies need a fast, reliable and flexible foundation to operate, and the importance of offering a full spectrum of power, space and connectivity solutions continues to grow.

Our Business

We provide a global data center platform that supports our customers’ digital infrastructure and enables our customers to interconnect with their customers and partners. We solve global coverage, capacity, and communities of interest connectivity needs for companies of all sizes, including the world’s leading enterprises and services providers, through PlatformDIGITAL®, our fit-for-purpose platform that simplifies access to data center capacity and interconnection through a single data center provider with tailored infrastructure deployments and controls. PlatformDIGITAL® combines our global presence with our Pervasive Data Center Architecture (PDx™) solution methodology for scaling digital business and efficiently managing data gravity challenges. Our global data center footprint gives customers access to the connected communities that matter to them with 291 facilities in 49 metros across 24 countries on six continents.

Fundamentally, we bring together foundational real estate and innovative technology expertise around the world to deliver a comprehensive, dedicated product suite to meet customers’ data and connectivity needs. We represent an important part of the digital economy that we believe will benefit from powerful, long-term growth drivers.

We believe that the growth trends in the data center market, technology, the cloud, Internet traffic and Internet-based services, combined with cost advantages in outsourcing data center requirements, provide attractive growth opportunities for us as a data center solutions provider. Leveraging deep expertise in technology and real estate, we have an expansive global footprint, impressive scale and a full-spectrum fit-for-purpose product offering in key metropolitan areas around the world. These advantages simplify the contracting process for multinational enterprises, eliminating their need to negotiate with multiple local data center solutions providers. In addition, in areas where high data center construction and operating costs and long time-to-market prohibit many of our customers from building their own data centers, our global footprint and scale allow us to quickly and efficiently meet our customers' needs.

Digital Realty Pillars

We are one of the leading data center providers in the world. Our business and operations are aligned with the following key pillars:

Resilient Foundations

Our record of resiliency, 14 consecutive years of “five-nines” (99.999%) uptime for facilities owned and operated by us, and our award-winning sustainability program ensure our customers’ high-performance networks are effective and environmentally conscious. We design, own and manage data centers and are trusted with the critical IT infrastructures of companies globally, from small businesses to large multinational enterprises. We provide the critical digital foundations for our customers to store, manage, and connect their data when, where and how they need it.

Global, Local and Interconnected

Our data centers are hyper-connected hubs, strategically located in 49 key metro areas across the world. Our global strength is matched by the expertise of our local teams on the ground. Our data centers provide high-performance access to one of the largest communities of interest of interconnected networks, critical data center and cloud services, customers and partners. Our global footprint and network enable our customers to connect with other parties in the way they need.

Trusted Partner

We are a trusted partner for our customers, which include many of the most digitally ambitious companies in the world, helping to safeguard their digital capital and drive their growth. Whether designing and delivering dedicated data center facilities or solving cloud connectivity issues, our dedicated team of technical experts strives to ensure customer success through consistency in operations, customer care and ease of doing business.

Our Data Center Portfolio

Our portfolio of high-quality data centers provides secure, highly connected and continuously available environments for the exchange, processing and storage of critical data. Data centers are used for digital communication, disaster recovery purposes, transaction processing and housing mission-critical corporate IT applications. Our internet gateway data centers are highly interconnected, network-dense facilities that serve as hubs for internet and data communications within and between major metropolitan areas. We believe internet gateways are extremely valuable and a high-quality, highly interconnected global portfolio such as ours could not be easily replicated today on a cost-competitive basis.

Our global platform provides access to a network of 291 state-of-the-art, interconnected data centers, concentrated in 49 major metropolitan areas across 24 countries on six continents. We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. Northern Virginia represented 19% of total revenue for the year ended December 31, 2020, followed by Chicago with 11% of total revenue.

Through strategic investments, we have grown our presence in key metropolitan areas throughout North America, Europe, Latin America, Asia, Australia and Africa. Recent acquisitions have expanded our footprint into Latin America, enhanced our data center offerings in strategic and complementary U.S. metropolitan areas, established our colocation and interconnection platform in the U.S. and expanded our colocation and interconnection platform in Europe and Africa, each transaction enhancing our presence in top-tier locations throughout North America, Europe, Latin America and Africa.

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

Our data centers are physically secure, network-rich and equipped to meet the power and cooling requirements of smaller footprints up to the most demanding IT applications. Many of our data centers are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our customers’ costs and operational risks and enhances the attractiveness of our properties. In addition, our strategically located global data center campuses offer our customers the ability to expand their global footprint as their businesses grow, while our connectivity offerings on our campuses enhance the capabilities and attractiveness of these facilities. Further, the network density, interconnection infrastructure and connectivity-centric customers in certain of our data centers has led to the organic formation of densely interconnected communities of interest that are difficult for competitors to replicate and deliver added value to our customers.

Our portfolio contains a total of approximately 43.6 million square feet, including approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for future development. The 43 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 4.7 million rentable square feet. The 34 parcels of developable land we own comprise approximately 927 acres. A significant component of our current and future growth is expected to be generated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures and excluding space under active development and space held for future development, was approximately 86.3% leased. From time to time we may look to sell individual assets or portfolios of assets that we do not consider to be core to our ongoing business strategy.

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

PlatformDIGITAL Solution Model. The PlatformDIGITAL® solution model is based on our Pervasive Datacenter™ architecture strategy, which brings users, networks, clouds, controls and systems to the data, removing barriers, creating centers of data exchange to accommodate distributed workflows and scaling digital business.

Network Hub	Consolidates and localizes traffic into ingress/egress points to optimize network performance and cost
Control Hub	Hosts adjacent security and IT controls to improve security posture and Hybrid-IT operations
Data Hub	Localizes data aggregation, staging, analytics, streaming and data management to optimize data exchange
SX Fabric	Adds SDN overlay to service chain multi-cloud and B2B application ecosystems Connects hubs across metros and regions to enable secure and performant distributed workflows

Capacity

Product	Description
Colocation (0 to 1 MW)	Small (one cabinet) to medium (75 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-5 years Consistent designs, operational environment, power expenses
Scale & Hyperscale Powered Base Building® Turn-Key Flex® (> 1 MW)	Scale from medium (300+ kW) to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

The PlatformDIGITAL® solution model is available in our colocation and Turn-Key Flex® data centers, which are move-in ready, physically secure facilities with the power and cooling capabilities to support customers requiring a single rack or cabinet up to multi-megawatt deployments. We believe our colocation and Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. We believe our offerings are also well-suited for those customers who seek to efficiently exchange data with others in our communities, lowering their costs and creating value for their business. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, requisite power and network access necessary to support a state-of-the-art data center.

Additionally, our data center campuses offer our customers the opportunity to expand in or near their existing deployments within our data center campuses.

Connectivity

Product	Description
Cross Connect	A physical connection between two customer defined end points in a Digital Realty facility enabling customers to directly exchange data traffic
Campus Connect

Local, dedicated connectivity solution within Digital Realty campus environments located in hyperconnected metros around the world enabling multiple facilities on a single campus to exchange data traffic and therefore operate as a virtual single data center

Metro Connect	Dedicated connection between multiple Digital Realty facilities located in the same metro area enabling fast connectivity for data traffic between them
Interxion Cloud Connect	Provides secure and high-performance VLAN interconnections to multiple cloud service providers from one physical connection
Internet Exchange	Peering with major carrier, content, and wireless networks on a single, high-availability service platform enabling broad distribution of data traffic
Service Exchange	Access to multiple connections through multiple service providers all from one portal enabling simplified, direct, private, and secure connections
IP Bandwidth	Blended bandwidth upstream connectivity with routing to provide a fast, resilient, dedicated Internet connection
Pathway	Point-of-entry access for carriers, terminating into the POP or Meet Me Room within a given facility

Through our recent investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our data center product offerings. Furthermore, through product offerings such as our Service Exchange and Interxion Cloud Connect and partnerships with cloud service providers, we are able to support our customers’ hybrid cloud architecture requirements.

Our Global Customers

Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 4,000 customers, and no single customer represented more than approximately 9.5% of the aggregate annualized rent of our portfolio as of December 31, 2020. We provide each customer access to a choice of highly customized solutions based on their scale, colocation, and interconnection needs.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for and trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us globally. Our largest customer, accounted for approximately 9.5% of the aggregate annualized rent as of December 31, 2020 and no other single customer accounted for more than approximately 4.7% of the aggregate annualized rent of our portfolio. At December 31, 2020, our customers represented a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

Cloud and IT Services	Digital Content Providers and Financial Companies	Network and Mobile Services
Fortune 50 Software Company	Facebook, Inc.	CenturyLink, Inc.
IBM	Fortune 25 Investment Grade-Rated Company	Verizon
Oracle America, Inc.	LinkedIn	Comcast Corporation
Equinix	JPMorgan Chase & Co.	AT&T

Proven Experience Attracting and Retaining Customers. Our specialized data center salesforce, which is aligned to meet our customers’ needs for global, enterprise and network solutions, provides a robust pipeline of new customers, while existing customers continue to grow and expand their utilization of our technology-enabled services to support a greater portion of their IT needs.

Below is a summary of our leasing activity for the year ended December 31, 2020 (in millions):

			Annualized
	Square Feet		GAAP Rent
New leases signed	3.4	(1)	$391	(1)

Renewals signed	2.6		$547
(1)	Includes signed new leases with existing customers totaling approximately 3.2 million square feet, which represent approximately $371 million in annualized GAAP rent.

Our Design and Construction Program

Our extensive development activity, operating scale and process-based approach to data center design and construction result in significant cost savings and added value for our customers. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our modular design architecture to develop new distributed redundant solutions  in our existing Powered Base Building® facilities, on average we can deliver a fully commissioned facility in under 30 weeks. Finally, our access to capital and investment-grade ratings allow us to provide data center solutions for customers who do not want to invest their own capital.

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

Superior Risk-Adjusted Returns. We believe that achieving appropriate risk-adjusted returns on our business, including on our development pipeline and leasing transactions, will deliver superior stockholder returns. At December 31, 2020, we had approximately 5.4 million square feet of space under active development. We may continue to build out our development pipeline when justified by anticipated returns. We have established robust internal guidelines for reviewing and approving leasing transactions, which we believe will drive risk-adjusted returns. We also believe that providing an even stronger value proposition to our customers, including new and more comprehensive product offerings, as well as continuing to improve operational efficiencies, will further drive improved returns for our business.

Prudently Allocate Capital. We believe that the strategic deployment of capital at sufficiently positive spreads above our cost of capital enables us to increase cash flow and create long-term stockholder value.

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. We target a debt-to-adjusted EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the related cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, we have raised approximately $48.1 billion of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facilities, our term loan facility, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

Leverage Technology to Develop Comprehensive and Diverse Products. We have diversified our product offering, through acquisitions and organically through leveraging innovative technologies, and believe that we have one of the most comprehensive suites of global data center solutions available to customers from a single provider.

Global Service Infrastructure Platform. With our recent acquisitions, which extend our footprint further across Latin America, Europe and Africa, enhanced our portfolio of scale and hyper-scale data centers in the U.S. and furthers our position as a leading provider of colocation, interconnection and cloud-enablement services globally, we are able to offer one of the industry’s broadest range of data center solutions to meet our customers’ needs, from a single rack or cabinet to multi-megawatt deployments. We believe our products like Service Exchange and our partnerships with managed services and cloud service providers further enhance the attractiveness of our data centers.

Provide Foundational Services to Enable Customers and Partners. We believe that the platform, through which we offer the foundational services of space, power and connectivity, will enable our customers and partners to serve their customers and grow their businesses. We believe our Internet gateway data centers, individual data centers and data center campuses are attractive to a wide variety of customers and partners of all sizes. Furthermore, we believe our colocation and interconnection offerings, as well as the densely connected communities of interest that have developed within our facilities, and the availability and scalability of our comprehensive suite of products are valuable and critical to our customers and partners.

Accelerate Global Reach and Scale. We have strategically pursued international expansion since our IPO in 2004 and now operate across six continents. We believe that our global multi-product data center portfolio is a foundational element of our strategy and our scale and global platform represent key competitive advantages difficult to replicate. Customers and competitors are recognizing the value of interconnected scale, which aligns with our connected campus strategy that enables customers to “land and expand” with us. We expect to continue to source and execute strategic and complementary transactions to strengthen our data center portfolio, expand our global footprint and product mix, and enhance our scale. In March 2019, we formed a joint venture with an affiliate of Brookfield Asset Management, and we retained a 51% equity interest in the joint venture which owns and operates Ascenty, a leading data center provider in Brazil, establishing Digital Realty as the premier data center solutions provider in the Latin America region. In March 2020, we completed the combination with Interxion, which expanded the combined company’s presence across Europe and Africa. As part of our global footprint, Interxion: A Digital Realty Company significantly strengthens our ability to connect businesses to clouds, ISPs, partners and customers, including more than 700 connectivity providers, around the world.

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

Sustainability

We believe that addressing sustainability by driving environmental efficiency through the implementation of cost- effective design and use of carbon-free and renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. In 2020, for the fourth consecutive year, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements. In 2020, we allocated €1.08 billion in net proceeds from our second green bond and also issued an additional €2.15 billion in green bonds to further our efforts to invest in green buildings, energy efficiency improvements, and renewable energy.

The Real Estate Sustainability Accounting Standard guidance, issued by the Sustainability Accounting Standards Board (“SASB”), outlines proposed disclosure topics and accounting metrics for the real estate industry. We provide data on energy and water management metrics that we believe best correlate with our business and industry as indicated in the following sections. Energy and water data receive third party assurance as part of our annual environmental, social, and governance (“ESG”) report development process.

Energy Management

a)	2019 Energy Data(1)

Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(2)	Grid electricity consumption as a % of Energy Consumption	Renewable Energy as a % of Energy Consumption(3)	Like-for-Like Change in Energy Consumption for Portfolio Area with Data Coverage(4)
87%	7,276,225	96%	19%	2%

(1)	The most recent full year for which energy data is available is 2019. The scope of data coverage includes managed and non-managed assets. In 2019, 95% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office space. These secondary space types are not broken out by subsector.
(2)	The scope of energy includes energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from all other sources, including direct fuel usage, purchased electricity, and purchased chilled water.
(3)	Provided as a percent of energy consumption for managed assets. Excludes renewable energy delivered as part of the standard utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Renewable Energy Credit (“REC”) and Guaranty-of-Origin (“GO”) purchases and RECs generated by the Company.
(4)	Scope of data is aligned with the 2019 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b)	Sustainable Data Center Ratings

We seek to certify all major new construction and redevelopment projects under US Green Building Council LEED Silver rating or equivalent certification. Our data center space receiving third-party sustainable ratings in 2020 totaled approximately 1.9 million square feet. We received the following sustainable data center ratings for all, or a portion of, the following sites:

Data Center	Metropolitan Area	Rating System	Level Achieved
1 Century Place	Toronto	LEED (1)	Silver
Cloud House	London	BREEAM (2)	Gold
Digital Loyang 2	Singapore	BCA (3) Green Mark	Platinum
Building P	Ashburn	LEED	Silver

(1)	LEEDTM: Leadership in Energy and Environmental Design
(2)	BREEAM: Building Research Establishment Environmental Assessment Method
(3)	BCA: Building and Construction Authority of Singapore

For existing buildings, we seek to benchmark 100% of properties in ENERGY STAR Portfolio Manager and pursue EPA ENERGY STAR certification for eligible U.S. properties. In 2020, we achieved ENERGY STAR for Data Centers recognition for 31 data centers, representing 54% of our U.S. stabilized and managed data center portfolio by square feet. In total, 46% of our total global stabilized and managed portfolio by square feet has an energy rating as of December 31, 2019.(1)

(1)	Excludes non-stabilized assets, Powered Base Building space, space under active development, space held for development, non-managed assets, and space held in unconsolidated joint ventures.

c)	Energy management considerations

Energy and resource management considerations are integrated into our business decisions and strategy. For our operating portfolio, annual capital expense investment planning identifies and evaluates resource efficiency project opportunities in a parallel track alongside non-resource-impacting capital investments. For acquisitions and new development activity, resiliency risks, resource availability, and renewable energy access are considered. Our design and construction process is intended to incorporate sustainable features that support resource efficiency during construction as well as during eventual operational activity at the sites.

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. We have a colocation power usage effectiveness (PUE) improvement goal of 10% by 2022 against a 2017 baseline and UK Climate Change Agreement energy reduction goals for our UK properties. Our EMEA colocation portfolio participates in the European Union’s Code of Conduct for Energy Efficiency in Data Centers, a voluntary initiative which addresses airflow management, cooling system efficiency and capital plant replacement. Globally, we conduct external technical building assessments as well as utilize ENERGY STAR Portfolio Manager scores to prioritize efficiency opportunities. Energy efficiency measures implemented typically involve HVAC and lighting-related improvements and building commissioning. In 2019, more than 40 energy efficiency measures were implemented, totaling over 14,100 MWh in projected energy savings.

In 2020, our Company set a global carbon reduction target with the Science-Based Target Initiative (SBTi). We have committed to reducing our Scope 1 and 2 emissions 68% per square foot and Scope 3 emissions from purchased goods and services and fuel- and energy-related activities 24% per square foot by 2030. We continue to match 100% of our EMEA portfolio and US colocation business units with renewable energy. In 2020, we entered into an 89 MW retail supply agreement and a 65 MW solar power purchase agreement, both to support our Dallas portfolio. Our Texas and Illinois wind and Virginia and North Carolina solar power purchase agreements produced 698,960 MWh of renewable energy credits in 2020.

We implement ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) to measure, manage and improve the energy and environmental performance of our data centers. In 2019, 94% of our EMEA portfolio and 32% of our global portfolio had ISO 14001 certifications and 100% of our EMEA portfolio and 10% of our global portfolio was covered under ISO 50001. Additionally, 100% of our Singapore portfolio was certified under the SS564 Green Data Centres standard for Energy and Environmental Management Systems.

Water Management

a)	2019 Water Data (1)

Water Withdrawal Data Coverage as % of Floor Area	% of Floor Area with 40% or Greater Baseline Water Stress (2)	Total Water Withdrawn by Portfolio Area with Data Coverage (cubic meters, in thousands) (3)	% of Water Withdrawn with 40% or Greater Baseline Water Stress (2)	Like-for-Like Change in Water Withdrawals (4)
84%	36%	5,880	51%	2%

(1)	The most recent full year for which water data is available is 2019. The scope of data coverage involves managed and non-managed assets. The scope of water withdrawals is aligned with the 2018 GRESB Real Estate Assessment Reference Guide. In 2019, 95% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office. These secondary space types are not broken out by subsector.
(2)	Based on properties classified as High or Extremely High Baseline Water Stress determined by the World Resources Institute’s (WRI) Water Risk Atlas tool, Aqueduct. Includes properties that have complete water withdrawal data coverage.
(3)	The scope of water consumed includes potable and non-potable water purchased from third-party suppliers.
(4)	Scope of data is aligned with the 2019 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b)	Water Management Risks and Mitigation Strategies

Some of our assets are in regions of high or extremely high baseline water stress and may face future risk of water scarcity, higher water costs, and regulatory constraints on water consumption. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied non-potable reclaimed water, which accounted for 43% of our total water usage in 2019. We also consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate reliance on access to water for cooling. In 2019, we announced a program that would expand the Company’s efforts to optimize water use through water reduction, reuse and recycling projects.

Management of Tenant Sustainability Impacts

a)	2020 Tenant Sustainability

4
% of New Leases with Cost Recovery Clause for Efficiency Improvements (1)	Leased Floor Area of New Leases with Cost Recovery Clause (Square Feet)	% of Total Leased Floor Area with Cost Recovery Clauses (2)	% of Leased Floor Area that is Separately Metered for Electricity Consumption (3)
25%	6,394	41%	84%

(1)	Data provided for new data center scale leases signed and excludes colocation and Powered Base Building agreements.
(2)	Total leased floor area excludes non-managed unconsolidated joint ventures, vacant space, space held for development, space under active development, Powered Base Building, colocation, and non-technical space.
(3)	Excludes unconsolidated joint ventures, vacant space, space held for development, space under active development, and non-technical space. Water use is predominantly driven by shared cooling infrastructure, common areas, and exterior landscape irrigation and is not separately metered.

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

Climate Change Adaptation

a)	Properties located in 100-Year Flood Zones

Nine U.S. data centers totaling about 990,900 square feet are located in 100-year flood zones designated by the U.S. Federal Emergency Management Agency (“FEMA”) as special flood hazard areas (“SFHA”). No other non-U.S. sites are in 100-year flood zones or similar high hazard locations.

b)	Climate Change Risks and Mitigation Strategies

We evaluate potential risks and opportunities as a result of climate change and have implemented strategies to mitigate risks and utilize opportunities. Climate change risks that we have identified include acute and chronic physical risks, as well as transition risks such as market, policy, reputational, and technology risks. Management of climate-related risks and opportunities is a company-wide priority, delivered through an interdisciplinary effort with contributions from our global operations team, risk management, environmental occupational health and safety, compliance, information security, physical security and other functions, with oversight by our Executive Leadership Team and governed by our Board of Directors. We manage potential risks first via our siting and design standards, then by implementing recommendations to proactively mitigate losses related to short-term acute weather events as well as long-term climate-related events. Climate resilience measures include maintaining appropriate levels of insurance for each asset, performing climate risk scenario analyses for a sample selection of our global portfolio, and implementing operational risk reduction measures at the site level. We continue to align our ESG Report with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”) to disclose specific climate-related financial risks and opportunities, mitigation strategies, and associated metrics and targets.

Competition

We compete with numerous data center providers globally, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including Equinix, Inc. and NTT; CoreSite Realty Corporation, CyrusOne Inc., QTS Realty Trust, Inc., Switch, Inc. and various local developers in the U.S.; as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America and Australia. See "We face significant competition, which may adversely affect the occupancy and rental rates of our data centers." in Item 1A. Risk Factors.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2020 has the necessary permits and approvals to operate.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. We believe our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make accommodations in accordance with the ADA, as well as other applicable laws and regulations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. See “We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.” in Item 1A. Risk Factors.

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

Human Capital Resource Management

As of December 31, 2020, we had 2,878 full-time employees. The geographic distribution of our global employee base as of December 31, 2020 is summarized in the following table.

Region	Number of Employees
North America	1,317
Europe	1,426
Asia Pacific	135
Total	2,878

Compensation, Benefits and Employee Wellbeing

To attract and retain the best-qualified talent and to help our employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals, we offer competitive benefits, including market-competitive compensation, healthcare, flexible vacation, parental leave, 401(k) company match, an employee stock purchase plan, fitness reimbursement program, commuter benefits, tuition reimbursement, employee skills development and leadership development. Employee surveys are conducted annually to solicit feedback and to help prioritize and improve employee engagement.

We also encourage our employees to give back to the community by matching their contributions to eligible charitable organizations through our Matching Gifts Program. Additionally, our Donate 8 Program grants paid time off each year to employees for the purpose of volunteering for eligible organizations. We also sponsor and support the Women’s Leadership Forum and the Veterans Employee Group, which promote a diverse and inclusive network to grow and deliver the next wave of digital innovation.

We prioritize providing programs and benefits that promote healthy and productive lifestyles. We offer a company-wide wellness program, Wellness@Digital, that serves to invest in the health, fitness, financial wellness and overall quality of life for our employees. We implement wellness challenges that promote physical activity and an active lifestyle, with additional price incentivizes for winners of the challenges.

During the COVID-19 pandemic, we augmented our mental-health offerings for employees through our company-provided Employee Assistance Program. In recognition of the unique challenges that we faced in 2020, all employees, other than our Senior Vice Presidents and more senior officers received a special bonus of $1,000. We also doubled our corporate match under our Matching Gifts Program.  Additionally and amidst the pandemic globally and civil unrest in the U.S., we sought to play an active role in supporting the communities we operate in.  This included a $1 million global philanthropic commitment to charitable organizations including The International Red Cross and Red Crescent Movement’s COVID-19 relief fund, and a gift to the Equal Justice Initiative.

Diversity and Inclusion

It is our Company’s policy to recruit talent based on skill, knowledge, attitude and experience, without discrimination on the basis of gender, sexual orientation, age, family status, ethnic origin, nationality, disability or religious belief. In 2020, we formally launched our DEI Employee Leadership Council to assess the current state of our diversity, equity and inclusion (“DEI”) initiatives beyond the Women’s Leadership Forum and Veteran’s employee resource groups. The Council will identify future opportunities for progress, formulate a cohesive strategy, and ultimately lead our global DEI effort. The DEI Council is led by employees spanning various management levels and global regions with program support from our executive management team. Additionally, our Chief Executive Officer A. William Stein has signed the CEO Action Pledge for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. Mr. Stein is Co-Chair of Nareit’s Dividends through Diversity, Equity & Inclusion CEO Council, seeking to advance diversity and inclusion throughout our industry. We disclose our DEI strategy and initiatives annually in our ESG Report.

COVID-19 Health and Safety

As a result of the COVID-19 pandemic, we have put into place a number of health and safety measures to enable our operations teams to continue to work from our data centers and construction sites. We require social distancing in accordance with the Centers for Disease Control and Prevention (“CDC”) and local health agency guidelines, have made modifications to our facilities, including posting signage detailing health and safety protocols, engage in regular sanitation, and require all visitors and employees to wear facial coverings. We have also modified staffing levels to avoid potential cross contamination among teams, and have instituted customer, employee and visitor screening. Together with our operations teams, we have implemented innovative approaches to maintain our high standards of customer service, including virtual data center tours to ensure that activities typically accomplished on-site or in-person continued throughout periods of reduced travel. Our non-essential and corporate personnel adopted a work-from-home approach beginning in March 2020, which has continued past the end of the year without significant impacts to productivity. We expect our corporate offices to remain largely closed through at least mid-year 2021. Refer to the discussion in Item 7. Management’s Discussion and Analysis for further information related to the impact of the pandemic on our business.

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

Offices

Our headquarters are located in Austin, Texas. We have regional U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix and San Francisco and regional international offices in Amsterdam, Dublin, London, São Paulo, Singapore, Sydney, Tokyo and Hong Kong.

Reports to Security Holders

Digital Realty Trust, Inc. is required to send an annual report to its securityholders and to our Operating Partnership’s unitholders.

ITEM 1A.      RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 46.

Overview

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock and preferred stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risk Related to Our Business and Operations

●	Our business and operations, and our customers, suppliers and business partners may be adversely affected by epidemics, pandemics or other outbreaks.
●	Our business depends upon the demand for data centers.
●	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
●	Any failure of our physical infrastructure or services could lead to significant costs and disruptions.
●	We may be vulnerable to breaches, or unauthorized access to, or disruption of our physical and information security infrastructure and systems.
●	We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.
●	Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
●	Our contracts with our customers could subject us to significant liability.
●	Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.
●	Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
●	We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
●	Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
●	Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.
●	We may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to construction delays.
●	We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
●	We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.
●	We depend upon third-party suppliers for power, and we are vulnerable to service failures and to price increases by such suppliers and to volatility in the supply and price of power in the open market.
●	We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
●	Our international activities, including acquisition, ownership and operation of data centers located outside of the United States, subject us to risks different than those we face in the United States and we may not be able to effectively manage our international business.
●	The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
●	Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.
●	We may be subject to unknown or contingent liabilities related to our recent acquisitions, for which we may have no or limited recourse against the sellers.
●	We may be unable to identify, including sourcing off-market deal flow, and complete acquisitions on favorable terms or at all.
●	Joint venture (JV) investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our JV partners.
●	Brazilian political and economic conditions could adversely affect our investment in the Ascenty joint venture.

●	Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.
●	Discontinuation, reform or replacement of the London Interbank Offered Rate (LIBOR) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
●	We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.
●	Our growth depends on external sources of capital which are outside of our control.
●	Declining real estate valuations, impairment charges and illiquidity of real estate investments could adversely affect our earnings and financial condition.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	We may have difficulty managing our growth.
●	Potential losses may not be covered by insurance.
●	We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
●	Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.
●	We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.
●	Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Risks Related to the Organizational Structure

●	Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.
●	Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.
●	Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Risks Related to Taxes and Digital Realty Trust, Inc.’s Status as a REIT

●	Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.
●	In certain circumstances, Digital Realty Trust, Inc. may be subject to federal and state taxes as a REIT, which would reduce its cash available for distribution to its stockholders.
●	To maintain Digital Realty Trust, Inc.’s REIT status, we may be forced to borrow funds during unfavorable market conditions.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
●	Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
●	The power of Digital Realty Trust, Inc.’s Board of Directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
●	If Digital Realty Trust L.P. were to fail to qualify as a partnership for federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.
●	Our tax protection agreement may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
●	Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.
●	Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.

Risks Related to Our Business and Operations

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

As with COVID-19, we may institute policies requiring employees to work remotely in certain cases and such policies may remain in place for an indeterminate amount of time or may be made mandatory by relevant government authorities. There can be no assurance that remote working arrangements will be as effective as an office environment. Moreover, pandemics or outbreaks of an illness, disease or virus could disrupt our supply chain and development activities, which could impact our ability to meet delivery timelines, including delivery timelines to our customers, and lead to delays, potential penalties that we may be required to pay and potential terminations of agreements by our customers. If any such delay or disruption were to occur, it could have a material adverse effect on our liquidity and financial condition. In addition, risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus may adversely affect the economies in impacted countries, including in locations where we operate, and the global financial markets, including the global debt and equity capital markets, may experience significant volatility, potentially leading to an economic downturn that could adversely affect our and our customers’, suppliers’ and business partners’ respective businesses, financial condition, liquidity, results of operations and prospects. We have in the past and expect in the future to rely on the availability of debt and equity capital to grow our business; however, there can be no assurance that such capital will be available to us going forward on acceptable terms or at all. The ultimate extent of the impact of any epidemic, pandemic or other outbreak of an illness, disease or virus on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemics, pandemics or other outbreaks of an illness, disease or virus and actions taken to contain or prevent their further spread, among others. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.

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

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. We have received requests for rent relief related to COVID-19, most often in the form of rent deferral requests or requests for further discussion, from customers representing approximately 3% of annualized base rent. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. While we did not have any material adjustments to amounts as of and during the year ended December 31, 2020, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods.

While we did not experience significant disruptions from the COVID-19 pandemic during the year ended December 31, 2020 nor as of the date of this report, we cannot predict what impact the COVID-19 pandemic may have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. Furthermore, we cannot predict whether additional restrictions will be implemented or how long they will be in effect. Although some governments have begun to ease or lift these restrictions, the impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown.

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

We compete with numerous data center providers globally, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including Equinix, Inc. and NTT; CoreSite Realty Corporation, CyrusOne Inc., QTS Realty Trust, Inc., Switch, Inc. and various local developers in the U.S.; as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America and Australia. In addition, we may in the future face competition from new entrants into the data center market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.

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

Any failure of our physical infrastructure or services could lead to significant costs and disruptions.

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

We may be vulnerable to breaches, or unauthorized access to, or disruption of our physical and information security infrastructure and systems.

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

Although our customers’ computing equipment resides in our buildings, in most cases we do not have access to, nor do we have knowledge of, what applications and data are being housed and processed on their equipment. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. For example, the EU General Data Protection Regulation (GDPR), and any subsequent amended versions of it, and similar regulations may have significant impact on our operations. If we fail to comply with these various regulations, we may have to pay fines or damages. We may not be able to limit our liability or damages in the event of such a loss.

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

As of December 31, 2020, the 20 largest customers in our portfolio represented approximately 48.8% of the total annualized rent generated by our properties. Our top three customers leased approximately 5.5 million square feet of net rentable space as of December 31, 2020, representing approximately 18.5% of the total annualized rent generated by our properties. In addition, 64 of our 291 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 26, 2021, we had no material customers in bankruptcy.

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

Our contracts with our customers could subject us to significant liability.

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

Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.

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

At December 31, 2020, we owned approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2020, customer agreements representing 26.0% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2022, and an additional 14.7% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Our portfolio is located in 49 metropolitan areas. As of December 31, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2020
Metropolitan Area	Total annualized rent (1)
Northern Virginia	20.0%
Chicago	8.8%
London, England	7.7%
Silicon Valley	6.6%
New York	6.3%
Dallas	5.9%
Frankfurt, Germany	5.6%
Amsterdam, Netherlands	4.4%
Sao Paulo, Brazil	3.5%
Singapore	2.8%
Paris, France	2.2%
Phoenix	2.1%
San Francisco	1.9%
Tokyo, Japan	1.9%
Atlanta	1.5%
Other	18.8%
Total	100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2020, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2020 was approximately $74.4 million. Includes consolidated portfolio and unconsolidated joint ventures at the joint ventures’ 100% ownership level.

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

We do not own all the buildings in our portfolio. These leased buildings accounted for approximately 15% of our total revenue for the year ended December 31, 2020. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the initial terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

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

We may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to construction delays.

The development of our data centers requires the timely delivery of required equipment and materials. We rely on third parties to provide the equipment and materials needed for our construction and development needs. Our global supply chain and development activities could be impacted by disruptions, such as political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents, pandemics and other business interruptions, which could impact our ability to meet delivery timelines, including delivery timelines to our customers, and lead to delays, reputational damage, potential penalties that we may be required to pay and potential terminations of agreements by our customers. If any such delay or disruption were to occur, it could have a material adverse effect on our liquidity and financial condition. Changes in the costs of procuring materials and equipment used in our construction and development programs, including vendor costs, or changes in our relationships with vendors, could have an adverse effect on our results of operations. During the COVID-19 pandemic, we have actively monitored our vendors and suppliers and remain in frequent communication with customers, contractors and suppliers. We have proactively managed our supply chain, and we believe we have secured the vast majority of the equipment needed to complete our 2021 development activities. To date, we have not observed any significant disruption to our supply chain or procurement process due to the COVID-19 pandemic. However, the full extent and impact of the ongoing COVID-19 pandemic on our future supply chain and procurement process cannot be reasonably estimated at this time and it could have a material adverse impact on our business and financial condition.

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

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

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

Our portfolio included 152 data centers located outside of the United States as of December 31, 2020. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We are a global company with worldwide operations, including material business operations in Europe. Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, tax and customs laws, intellectual property rights, environmental, health and safety laws and regulations, immigration laws, employment laws and transport laws could increase costs, disrupt supply chains, and depress economic activity and restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. We completed the Telx Acquisition in October 2015, the European Portfolio Acquisition in July 2016, the DFT Merger in September 2017 and the Interxion Combination in March 2020. Our ability to realize the anticipated benefits of these and other acquisitions depends, to a large extent, on our ability to integrate each of them with our business. The combination of two independent businesses can be a complex, costly and time-consuming process, which requires significant time and focus from our management team and may divert attention from the day-to-

day operations of our business. There can be no assurance that we will be able to successfully integrate acquired properties and businesses with our business or otherwise realize the expected benefits of these acquisitions. In addition, even if our operations are integrated successfully with the operations of our acquisitions, we may not realize the full benefits of the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the acquisitions and negatively impact the price of our common stock.

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

Additionally, our portfolio consisted of 291 data centers at December 31, 2020, including 43 data centers held as investments in unconsolidated joint ventures. Several of our data centers, including the data centers which we have acquired in the past five years, have been under our management for a limited time. The data centers may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of these data centers will not decline under our management.

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

Joint venture (JV) investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our JV partners.

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

Brazilian political and economic conditions could adversely affect our investment in the Ascenty joint venture.

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

Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

At December 31, 2020, we had approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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

Our total consolidated indebtedness at December 31, 2020 was approximately $13.3 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. As of December 31, 2020, we have a $2.35 billion global revolving credit facility. We have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2020, approximately $1.8 billion was available under this facility, net of outstanding letters of credit. As of February 24, 2021, we had approximately $1.7 billion available under the global revolving credit facility, net of outstanding letters of credit.

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

In addition, we may violate restrictive covenants or fail to maintain financial ratios specified in our loan documents, which would entitle the lenders to accelerate our debt obligations, and our secured lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases. Our default under any one of our loans could result in a cross-default on other indebtedness. A foreclosure on one or more of our properties could adversely affect our access to capital, financial condition, results of operations, cash flow and cash available for distribution. Further, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder Digital Realty Trust, Inc.’s ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended, or the Code.

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

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 90% of our total indebtedness as of December 31, 2020 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facilities and as our borrowings under our global revolving credit facilities increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our growth depends on external sources of capital which are outside of our control.

In order for Digital Realty Trust, Inc. to maintain its qualification as a REIT, it is required under the Code, to annually distribute at least 90% of its REIT taxable income determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, Digital Realty Trust, Inc. will be subject to federal corporate income tax to the extent that it distributes less than 100% of its REIT taxable income, including any net capital gains. Digital Realty Trust, L.P. is required to make distributions to Digital Realty Trust, Inc. that will enable the latter to satisfy this distribution requirement and avoid income and excise tax liability. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or development financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs.

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

Declining real estate valuations, impairment charges and illiquidity of real estate investments could adversely affect our earnings and financial condition.

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

We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. A significant portion of our properties are located in seismically active zones such as California, which represents approximately 10% of our portfolio’s annualized rent as of December 31, 2020. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. We may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Previous owners used some of our properties for industrial and manufacturing purposes, and those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on a majority of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of environmental contamination on our properties caused by previous owners or operators. Further, fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Some of our properties may contain asbestos-containing building materials and lead-based paint. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

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

●	all limited partners will receive, or have the right to elect to receive, for each common unit an amount of cash, securities or other property equal to the product of the number of shares of Digital Realty Trust, Inc. common stock into which a common unit is then exchangeable and the greatest amount of cash, securities or other property paid in consideration of each share of Digital Realty Trust, Inc. common stock in connection with the transaction (provided that, if, in connection with the transaction, a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the shares of Digital Realty Trust, Inc. common stock, each holder of common units will receive, or have the right to elect to receive, the greatest amount of cash, securities or other property which such holder would have received if it exercised its right to redemption and received shares of Digital Realty Trust, Inc. common stock in exchange for its common units immediately prior to the expiration of such purchase, tender or exchange offer and thereupon accepted such purchase, tender or exchange offer and the transaction was then consummated); or
●	the following conditions are met:
o	substantially all of the assets directly or indirectly owned by the surviving entity in the transaction are held directly or indirectly by Digital Realty Trust, L.P. or another limited partnership or limited liability company which is the survivor of a merger, consolidation or combination of assets with Digital Realty Trust, L.P., which we refer to as the surviving partnership;
o	the holders of common units and long-term incentive units own a percentage interest of the surviving partnership based on the relative fair market value of Digital Realty Trust, L.P.’s net assets and the other net assets of the surviving partnership immediately prior to the consummation of such transaction;
o	the rights, preferences and privileges of the holders of interests in the surviving partnership are at least as favorable as those in effect immediately prior to the consummation of such transaction and as those applicable to any other limited partners or non-managing members of the surviving partnership; and
o	the rights of the limited partners or non-managing members of the surviving partnership include at least one of the following: (i) the right to redeem their interests in the surviving partnership for the consideration available to such persons pursuant to Digital Realty Trust, L.P.’s partnership agreement; or (ii) the right to redeem their interests for cash on terms equivalent to those in effect with respect to their common units immediately prior to the consummation of such transaction (or, if the ultimate controlling person of the surviving partnership has publicly traded common equity securities, for such common equity securities, with an exchange ratio based on the determination of relative fair market value of such securities and the shares of Digital Realty Trust, Inc. common stock).

These provisions may discourage others from trying to acquire control of Digital Realty Trust, Inc. and may delay, defer or prevent a change of control transaction that might be beneficial to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

The change of control conversion features of Digital Realty Trust, Inc.’s preferred stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company. Upon the occurrence of specified change of control transactions, holders of our series C preferred stock, series J preferred stock, series K preferred stock and series L preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series C preferred stock, series J preferred stock, series K preferred stock or series L preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series C preferred stock, series J preferred stock, series K preferred stock and series L preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that otherwise could provide the holders of our common stock, series C preferred stock, series J preferred stock, series K preferred stock and series L preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

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

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire Digital Realty Trust, Inc. or of impeding a change of control under circumstances that otherwise could be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders, including:

●“business combination” provisions that, subject to limitations, prohibit certain business combinations between Digital Realty Trust, Inc. and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of Digital Realty Trust, Inc.’s outstanding shares of voting stock or an affiliate or associate of Digital Realty Trust, Inc. who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of Digital Realty Trust, Inc.’s then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and supermajority voting requirements on these combinations; and

●“control share” provisions that provide that “control shares” of Digital Realty Trust, Inc. (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by Digital Realty Trust, Inc.’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Digital Realty Trust, Inc. currently has 8,050,000 shares of 6.625% series C cumulative redeemable perpetual preferred stock outstanding, 8,000,000 shares of 5.250% series J cumulative redeemable preferred stock outstanding,

8,400,000 shares of 5.850% series K cumulative redeemable preferred stock outstanding and 13,800,000 shares of 5.200% series L cumulative redeemable preferred stock outstanding which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of the series C preferred stock, series J preferred stock, series K preferred stock or series L preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Maryland law provides that Digital Realty Trust, Inc.’s directors have no liability in their capacities as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, Digital Realty Trust, Inc.’s charter limits the liability of Digital Realty Trust, Inc.’s directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

●actual receipt of an improper benefit or profit in money, property or services; or

●a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

Digital Realty Trust, Inc. has operated and intends to continue operating in a manner that it believes will allow it to qualify as a REIT for federal income tax purposes under the Code. Digital Realty Trust, Inc. has not requested and does not plan to request a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations promulgated under the Code, or Treasury Regulations, is greater in the case of a REIT that, like Digital Realty Trust, Inc., holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within Digital Realty Trust, Inc.’s control may affect its ability to qualify as a REIT. In order to qualify as a REIT, Digital Realty Trust, Inc. must satisfy a number of requirements, including requirements regarding the ownership of its stock, requirements regarding the composition of its assets and requirements regarding the source of its income. Also, Digital Realty Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, excluding any net capital gains.

If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, for each of the years involved because:

●Digital Realty Trust, Inc. would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal corporate income tax on its taxable income;

●Digital Realty Trust, Inc. also could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

●unless Digital Realty Trust, Inc. is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

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

To qualify as a REIT for federal income tax purposes, Digital Realty Trust, Inc. generally must distribute to its stockholders at least 90% of its REIT taxable income each year, excluding capital gains, and Digital Realty Trust, Inc. will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its REIT taxable income each year. In addition, Digital Realty Trust, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by Digital Realty Trust, Inc. in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. While historically Digital Realty Trust, Inc. has satisfied these distribution requirements by making cash distributions to its stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property. We may need to borrow funds for Digital Realty Trust, Inc. to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of Digital Realty Trust, Inc.’s capital stock.

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

To qualify as a REIT for federal income tax purposes, Digital Realty Trust, Inc. must continually satisfy tests concerning, among other things, its sources of income, the nature and diversification of its assets (including its proportionate share of Digital Realty Trust, L.P.’s assets), the amounts it distributes to its stockholders and the ownership of its capital stock. If Digital Realty Trust, Inc. were to fail to comply with one or more of the asset tests at the end of any calendar quarter, it would need to correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forgo investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

The power of Digital Realty Trust, Inc.’s Board of Directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Digital Realty Trust, Inc.’s charter provides that its board of directors may revoke or otherwise terminate its REIT election, without the approval of its stockholders, if the board determines that it is no longer in Digital Realty Trust, Inc.’s best interests to continue to qualify as a REIT. If Digital Realty Trust, Inc. ceases to qualify as a REIT, it would become subject to U.S. federal corporate income tax on its taxable income and it would no longer be required to distribute most of its taxable income to its stockholders and, accordingly, distributions Digital Realty Trust, L.P. makes to its unitholders could be similarly reduced.

If Digital Realty Trust L.P. were to fail to qualify as a partnership for federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.

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

In connection with the DFT Merger, we entered into a tax protection agreement with a number of limited partners of DuPont Fabros Technology, L.P., or the Protected Partners, all of whom became limited partners of the Operating Partnership. Pursuant to this tax protection agreement, the Protected Partners entered into a guarantee of certain debt of a subsidiary of the Operating Partnership. The Operating Partnership is required to offer the Protected Partners a new guarantee opportunity in the event any guaranteed debt is repaid prior to March 1, 2023. If the Operating Partnership fails to offer the guarantee opportunity or to allocate guaranteed debt to a Protected Partner as required under the tax protection agreement, the Operating Partnership generally would be required to indemnify each Protected Partner for the tax liability resulting from such failure, as determined under the tax protection agreement. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	reduced demand for data centers or decreases in information technology spending;
●	increased competition or available supply of data center space;
●	decreased rental rates, increased operating costs or increased vacancy rates;
●	the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services;
●	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;
●	breaches of our obligations or restrictions under our contracts with our customers;
●	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;
●	the impact of current global and local economic, credit and market conditions;
●	global supply chain or procurement disruptions, or increased supply chain costs;
●	our inability to retain data center space that we lease or sublease from third parties;
●	information security and data privacy breaches;
●	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;
●	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions;
●	our failure to successfully integrate and operate acquired or developed properties or businesses;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	risks related to joint venture investments, including as a result of our lack of control of such investments;
●	risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;
●	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;
●	financial market fluctuations and changes in foreign currency exchange rates;
●	adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;
●	our inability to manage our growth effectively;
●	losses in excess of our insurance coverage;
●	our inability to attract and retain talent;
●	impact on our operations and on the operations of our customers, suppliers and business partners during a pandemic, such as COVID-19;
●	environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals;
●	our inability to comply with rules and regulations applicable to our Company;
●	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;
●	Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes;
●	restrictions on our ability to engage in certain business activities;

●	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.

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

Our Portfolio

As of December 31, 2020, our portfolio consisted of 291 data centers, including 43 data centers held as investments in unconsolidated joint ventures, and contain a total of approximately 43.6 million rentable square feet, including 5.4 million square feet of space under active development and 2.3 million square feet of space held for development. The following table presents an overview of our portfolio of properties, including the 43 data centers held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2020 (dollar amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 8 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2020.

				Space Under
		Data Center	Net Rentable	Active	Space Held for	Annualized	Occupancy
Metropolitan Area		Buildings	Square Feet (1)	Development (2)	Development (3)	Rent (4)	Percentage (5)

North America
Northern Virginia		24	5,721,264	699,908	78,538	$584,085	94.6%
Chicago		10	3,427,367	—	148,101	299,046	87.6%
New York		13	2,050,605	233,807	99,955	211,307	83.8%
Silicon Valley		20	2,251,021	65,594	—	211,214	96.8%
Dallas		21	3,530,749	143,051	28,094	193,258	81.4%
Phoenix		3	795,687	—	227,274	70,533	71.1%
San Francisco		4	824,972	23,321	—	65,175	71.1%
Atlanta		4	525,414	—	313,581	52,112	94.6%
Los Angeles		4	798,571	19,908	—	43,447	85.5%
Seattle		1	400,369	—	—	38,724	87.4%
Toronto, Canada	(6)	2	316,170	499,839	—	27,986	83.7%
Portland		2	264,973	336,463	—	26,544	98.7%
Boston		4	467,519	—	50,649	21,170	47.3%
Houston		6	392,816	—	13,969	15,881	76.5%
Miami		2	226,314	—	—	8,390	90.0%
Austin		1	85,688	—	—	6,760	63.4%
Minneapolis/St. Paul		1	328,765	—	—	5,957	100.0%
Charlotte		3	95,499	—	—	4,804	89.2%
North America Total		125	22,503,763	2,021,891	960,161	1,886,393	87.0%

Europe
London, England	(7)	19	1,715,719	—	161,136	259,830	77.4%
Frankfurt, Germany	(8)	21	1,627,677	357,733	—	191,190	88.5%
Amsterdam, Netherlands	(8)	17	1,442,910	48,490	95,262	149,828	67.6%
Paris, France	(8)	12	658,681	376,162	—	74,845	89.9%
Vienna, Austria	(8)	2	359,809	—	—	46,758	84.0%
Dublin, Ireland	(8)	8	380,739	94,005	—	45,145	75.0%
Marseille, France	(8)	4	278,617	161,449	—	37,813	78.1%
Madrid, Spain	(8)	3	222,047	—	—	35,044	77.7%
Zurich, Switzerland	(9)	3	229,388	315,197	—	30,614	70.6%
Brussels, Belgium	(8)	2	132,501	—	—	23,153	76.1%
Stockholm, Sweden	(10)	6	164,421	89,276	—	22,440	73.4%
Copenhagen, Denmark	(11)	3	164,489	61,342	—	18,120	76.7%
Dusseldorf, Germany	(8)	2	105,523	—	—	16,970	60.2%
Athens, Greece	(8)	2	55,167	—	—	6,288	58.0%
Zagreb, Croatia	(12)	1	19,365	12,538	—	2,032	49.9%
Geneva, Switzerland	(9)	1	59,190	—	—	2,012	100.0%
Manchester, England	(7)	1	38,016	—	—	1,863	100.0%
Europe Total		107	7,654,259	1,516,192	256,398	963,945	78.7%

Asia Pacific
Singapore	(13)	3	540,638	344,826	—	93,438	95.3%
Sydney, Australia	(14)	4	226,697	222,838	—	27,733	85.7%
Melbourne, Australia	(14)	2	146,570	—	—	17,829	71.3%
Tokyo, Japan	(15)	1	—	406,664	—	—	—%
Osaka, Japan	(15)	1	—	193,535	—	—	—%
Seoul, South Korea	(16)	1	—	162,260	—	—	—%
Hong Kong	(17)	1	—	—	284,751	—	—%
Asia Pacific Total		13	913,905	1,330,123	284,751	139,001	89.0%

Africa
Nairobi, Kenya	(18)	1	15,710	—	—	1,114	52.2%
Mombasa, Kenya	(18)	2	9,591	37,025	—	645	41.7%
Africa Total		3	25,300	37,025	—	1,759	48.3%

Non-Data Center Properties		—	263,668	—	—	1,254	100.0%

Managed Unconsolidated Joint Ventures
Northern Virginia		7	1,250,419	—	—	93,381	100.0%
Hong Kong	(17)	1	186,300	—	—	19,970	87.3%
Silicon Valley		4	326,305	—	—	13,705	100.0%
Dallas		3	319,876	—	—	5,555	82.4%
New York		1	108,336	—	—	3,460	100.0%
		16	2,191,236	—	—	136,071	96.4%

				Space Under
		Data Center	Net Rentable	Active	Space Held for	Annualized	Occupancy
Metropolitan Area		Buildings	Square Feet (1)	Development (2)	Development (3)	Rent (4)	Percentage (5)
Non-Managed Unconsolidated Joint Ventures
Sao Paulo, Brazil	(19)	15	897,625	254,264	201,589	119,500	97.9%
Tokyo, Japan	(15)	2	892,667	—	—	64,702	87.8%
Osaka, Japan	(15)	2	248,906	52,306	30,874	45,273	85.6%
Fortaleza, Brazil	(19)	1	94,205	—	—	9,860	100.0%
Rio De Janeiro, Brazil	(19)	2	72,442	26,781	—	10,926	100.0%
Seattle		1	51,000	—	—	7,562	100.0%
Queretaro, Mexico		2	—	108,178	376,202	—	—%
Santiago, Chile	(20)	2	67,340	45,209	180,835	6,709	68.7%
		27	2,324,185	486,738	789,500	264,533	92.1%

Total		291	35,876,316	5,391,969	2,290,810	$3,392,956	86.3%
(1)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development.
(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2020 multiplied by 12.
(5)	Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(6)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.79 to 1.00 CAD.
(7)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $1.37 to £1.00.
(8)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $1.22 to €1.00.
(9)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $1.13 to 1.00 Swiss francs.
(10)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.12 to 1.00 Swedish krone.
(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.16 to 1.00 Danish krone.
(12)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.16 to 1.00 Croatian kuna.
(13)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.76 to 1.00 SGD.
(14)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.77 to 1.00 AUD.
(15)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.01 to 1.00 JPY.
(16)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.001 to 1.00 South Korean won.
(17)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.13 to 1.00 HKD.
(18)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.01 to 1.00 Kenyan shilling.
(19)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.25 to 1.00 BRL.
(20)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2020 of $0.001 to 1.00 Chilean peso.

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2065. As of December 31, 2020, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2020, the termination dates of these ground leases range from 2041 to 2981. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2028.

Customer Diversification

As of December 31, 2020, our portfolio was leased to over 4,000 customers, many of which are internationally recognized firms. The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized recurring revenue as of December 31, 2020 (dollar amounts in thousands).

					Weighted
					Average
					Remaining
		Number	Annualized	% of Annualized	Lease
		of	Recurring	Recurring	Term in
	Tenant	Locations	Revenue (1)	Revenue	Years
1	Fortune 50 Software Company	53	$321,760	9.5%	8.9
2	IBM	40	159,995	4.7%	3.1
3	Facebook, Inc.	36	146,031	4.3%	4.0
4	Oracle America, Inc.	29	96,751	2.9%	2.4
5	Equinix	26	94,329	2.8%	8.4
6	Fortune 25 Investment Grade-Rated Company	25	83,744	2.5%	2.7
7	Global Cloud Provider	48	79,201	2.3%	2.0
8	LinkedIn Corporation	8	71,327	2.1%	3.9
9	Cyxtera Technologies, Inc.	17	67,630	2.0%	11.3
10	Fortune 500 SaaS Provider	13	65,059	1.9%	4.9
11	Rackspace	19	62,862	1.9%	8.7
12	CenturyLink, Inc.	129	59,867	1.8%	5.0
13	Fortune 25 Tech Company	36	58,177	1.7%	2.9
14	Social Content Platform	8	55,398	1.6%	6.3
15	Verizon	101	46,361	1.4%	3.4
16	Comcast Corporation	27	41,343	1.2%	5.1
17	AT&T	71	38,079	1.1%	1.5
18	DXC Technology Company	19	36,426	1.1%	2.6
19	JPMorgan Chase & Co.	16	35,840	1.1%	2.8
20	Zayo	117	34,167	1.0%	6.1
	Total / Weighted Average		$1,654,347	48.9%	6.1

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated joint ventures based on our ownership percentage. Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)	Annualized recurring revenue represents the monthly contractual base rent (defined as cash base rent before abatements), and interconnection revenue under existing leases as of December 31, 2020 multiplied by 12.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on size (in megawatts), excluding approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for development at December 31, 2020, under lease as of December 31, 2020 (dollar amounts in thousands).

		Percentage
	Total Net	of Net		Percentage
	Rentable	Rentable		of
	Square	Square	Annualized	Annualized
Size	Feet (1)	Feet (1)	Rent (2)	Rent
Available	4,680,127	14.7%	—	—
0 - 1 MW	4,716,419	14.8%	$1,054,286	34.9%
> 1 MW	12,082,358	37.9%	1,652,690	54.6%
Other (3)	10,376,129	32.6%	318,581	10.5%
Total	31,855,032	100.0%	$3,025,558	100.0%

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2020 multiplied by 12.
(3)	Other includes unimproved building shell capacity as well as storage and office space within fully improved data center facilities.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2020 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for development at December 31, 2020. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

					Annualized
				Annualized	Rent Per
	Square		Percentage	Rent Per	Occupied
	Footage of		of	Occupied	Square	Annualized
	Expiring	Annualized	Annualized	Square	Foot at	Rent at
Year	Leases (1)	Rent (2)	Rent	Foot	Expiration	Expiration
Available	4,680,127
Month to Month (3)	371,993	$56,340	1.9%	$151	$151	$56,337
2021	4,890,094	817,901	27.0%	167	168	819,973
2022	3,401,680	484,725	16.0%	142	145	493,983
2023	2,742,258	328,240	10.8%	120	123	337,448
2024	2,660,949	291,519	9.6%	110	116	309,259
2025	2,988,107	314,197	10.4%	105	114	339,491
2026	1,434,017	156,647	5.2%	109	125	179,091
2027	1,111,798	114,081	3.8%	103	118	131,168
2028	600,057	51,177	1.7%	85	100	60,272
2029	1,080,449	83,573	2.8%	77	91	98,702
2030	1,220,243	82,288	2.7%	67	81	99,093
Thereafter	4,673,261	244,870	8.1%	52	66	310,518
Portfolio Total / Weighted Average	31,855,032	$3,025,558	100.0%	$111	$119	$3,235,336

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2020 multiplied by 12.
(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to various legal proceedings. As of December 31, 2020, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

As of February 22, 2021, there were approximately 54 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 22, 2021, there were 87 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2015 through December 31, 2020, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2015 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2015 and

dividends reinvested

To fiscal year ending December 31, 2020

DLR
S&P 500
RMS
300%
250%
200%
150%
100%
50%
0%
Dec. 31, 2015
Dec. 2016
Dec. 2017
Dec. 2018
Dec. 2019
Dec. 2020

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2015	100.0	100.0	100.0
December 31, 2016	134.9	112.0	108.6
December 31, 2017	161.6	136.4	114.1
December 31, 2018	156.7	130.4	108.9
December 31, 2019	182.6	171.5	137.0
December 31, 2020	219.9	203.0	126.7
●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2015.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

During the year ended December 31, 2020, we issued 189,402 shares of our Common Stock as partial consideration for our acquisition of Lamda Hellix. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations that the recipients were not “US Persons” (as that term is deﬁned in Regulation S) and were not in the United States at the time they received the shares. The Company did not engage in any form of “directed selling efforts” (as that term is defined in Regulation S) in connection with the issuance of the shares.

Digital Realty Trust, L.P.

During the year ended December 31, 2020, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2020, Digital Realty Trust, Inc. issued an aggregate of 263,796 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2020, our Operating Partnership issued an aggregate of 263,796 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2020, an aggregate of 35,274 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 228,522 shares of common stock.

All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2020 have been disclosed previously in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $36.1 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

REPURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2020	10,000,000 shares of Series G Preferred Stock	$25.00	10,000,000 shares of Series G Preferred Stock	—

November 1-30, 2020	—	—	—	—

December 1-31, 2020	—	—	—	—
Total	10,000,000	$25.00	10,000,000	—
(1)	On September 15, 2020, the Company distributed a Notice of Redemption to all holders of record of its outstanding 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, announcing its redemption of all 10,000,000 outstanding shares of the series G preferred stock at a redemption price of $25.057118 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption was made at the Company's option pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the series G preferred stock. The redemption date was October 15, 2020.
(2)	The Company redeemed all outstanding shares of its series G preferred stock on October 15, 2020. The Operating Partnership also redeemed the corresponding 10,000,000 series G preferred units.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental and other services	$3,886,546	$3,196,356	$2,412,076	$2,010,301	$1,746,828
Tenant reimbursements	—	—	624,637	440,224	355,903
Fee income and other	17,063	12,885	9,765	7,403	39,482
Total operating revenues	3,903,609	3,209,241	3,046,478	2,457,928	2,142,213
Operating Expenses:
Rental property operating and maintenance	1,331,493	1,020,578	957,065	759,616	660,177
Property taxes and insurance	182,623	172,183	140,918	134,995	111,989
Depreciation and amortization	1,366,379	1,163,774	1,186,896	842,464	699,324
General and administrative	351,369	211,097	163,667	161,441	152,733
Transaction and integration expenses	106,662	27,925	45,327	76,048	20,491
Impairment on investments in real estate	6,482	5,351	—	28,992	—
Other	1,075	14,118	2,818	3,077	213
Total operating expenses	3,346,083	2,615,026	2,496,691	2,006,633	1,644,927
Operating income	557,526	594,215	549,787	451,295	497,286
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(57,629)	8,067	32,979	25,516	17,104
Gain on disposition of properties, net	316,894	267,651	80,049	40,354	169,902
Gain on deconsolidation, net	—	67,497	—	—	—
Interest and other income (expense)	20,222	66,000	3,481	3,655	(4,564)
Interest expense	(333,021)	(353,057)	(321,529)	(258,642)	(236,480)
(Loss) gain from early extinguishment of debt	(103,215)	(39,157)	(1,568)	1,990	(1,011)
Income tax expense	(38,047)	(11,995)	(2,084)	(7,901)	(10,385)
Net income	362,730	599,221	341,115	256,267	431,852
Net income attributable to noncontrolling interests	(6,332)	(19,460)	(9,869)	(8,008)	(5,665)
Net income attributable to Digital Realty Trust, Inc.	356,398	579,761	331,246	248,259	426,187
Preferred stock dividends	(76,536)	(74,990)	(81,316)	(68,802)	(83,771)
Issuance costs associated with redeemed preferred stock	(16,520)	(11,760)	—	(6,309)	(10,328)
Net income available to common stockholders	$263,342	$493,011	$249,930	$173,148	$332,088
Per Share Data:
Basic income per share available to common stockholders	$1.01	$2.37	$1.21	$0.99	$2.21
Diluted income per share available to common stockholders	$1.00	$2.35	$1.21	$0.99	$2.20
Cash dividend per common share	$4.48	$4.32	$4.04	$3.72	$3.52
Weighted average common shares outstanding:
Basic	260,098,978	208,325,823	206,035,408	174,059,386	149,953,662
Diluted	262,522,508	209,462,247	206,673,471	174,895,098	150,679,688

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Net investments in real estate	$21,731,112	$15,517,684	$15,079,726	$13,841,186	$8,996,362
Total assets	36,076,291	23,068,131	23,766,695	21,404,345	12,192,585
Global revolving credit facilities, net	531,905	234,105	1,647,735	550,946	199,209
Unsecured term loans, net	536,580	810,219	1,178,904	1,420,333	1,482,361
Unsecured senior notes, net of discount	11,997,010	8,973,190	7,589,126	6,570,757	4,153,797
Secured debt, including premiums	239,222	104,934	685,714	106,582	3,240
Total liabilities	17,587,944	12,418,566	12,892,653	10,300,993	7,060,288
Redeemable noncontrolling interests	42,011	41,465	15,832	53,902	—
Total stockholders' equity	17,717,697	9,879,312	9,858,644	10,349,081	5,096,015
Noncontrolling interests in operating partnership	608,980	708,163	906,510	698,126	29,684
Noncontrolling interests in consolidated joint ventures	119,659	20,625	93,056	2,243	6,598
Total liabilities and equity	$36,076,291	$23,068,131	$23,766,695	$21,404,345	$12,192,585

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cash flows from (used in):
Operating activities	$1,706,541	$1,513,817	$1,385,324	$1,023,305	$911,242
Investing activities	(2,599,347)	(274,992)	(3,035,993)	(1,357,153)	(1,303,597)
Financing activities	935,689	(1,272,021)	1,757,269	321,200	350,617

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)

The following table sets forth selected consolidated financial and operating data on an historical basis for our Operating Partnership (amounts in thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental and other services	$3,886,546	$3,196,356	$2,412,076	$2,010,301	$1,746,828
Tenant reimbursements	—	—	624,637	440,224	355,903
Fee income and other	17,063	12,885	9,765	7,403	39,482
Total operating revenues	3,903,609	3,209,241	3,046,478	2,457,928	2,142,213
Operating Expenses:
Rental property operating and maintenance	1,331,493	1,020,578	957,065	759,616	660,177
Property taxes and insurance	182,623	172,183	140,918	134,995	111,989
Depreciation and amortization	1,366,379	1,163,774	1,186,896	842,464	699,324
General and administrative	351,369	211,097	163,667	161,441	152,733
Transaction and integration expenses	106,662	27,925	45,327	76,048	20,491
Impairment on investments in real estate	6,482	5,351	—	28,992	—
Other	1,075	14,118	2,818	3,077	213
Total operating expenses	3,346,083	2,615,026	2,496,691	2,006,633	1,644,927
Operating income	557,526	594,215	549,787	451,295	497,286
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(57,629)	8,067	32,979	25,516	17,104
Gain on disposition of properties, net	316,894	267,651	80,049	40,354	169,902
Gain on deconsolidation, net	—	67,497	—	—	—
Interest and other income (expense)	20,222	66,000	3,481	3,655	(4,564)
Interest expense	(333,021)	(353,057)	(321,529)	(258,642)	(236,480)
(Loss) gain from early extinguishment of debt	(103,215)	(39,157)	(1,568)	1,990	(1,011)
Tax expense	(38,047)	(11,995)	(2,084)	(7,901)	(10,385)
Net income	362,730	599,221	341,115	256,267	431,852
Net loss (income) attributable to noncontrolling interests	3,168	1,640	311	(4,238)	(367)
Net income attributable to Digital Realty Trust, L.P.	365,898	600,861	341,426	252,029	431,485
Preferred units distributions	(76,536)	(74,990)	(81,316)	(68,802)	(83,771)
Issuance costs associated with redeemed preferred units	(16,520)	(11,760)	—	(6,309)	(10,328)
Net income available to common unitholders	$272,842	$514,111	$260,110	$176,918	$337,386
Per Unit Data:
Basic income per unit available to common unitholders	$1.02	$2.37	$1.21	$0.99	$2.21
Diluted income per unit available to common unitholders	$1.01	$2.35	$1.21	$0.99	$2.20
Cash distributions per common unit	$4.48	$4.32	$4.04	$3.72	$3.52
Weighted average common units outstanding:
Basic	268,072,983	217,284,755	214,312,871	178,055,936	152,359,680
Diluted	270,496,513	218,421,179	214,950,934	178,891,648	153,085,706

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Net investments in real estate	$21,731,112	$15,517,684	$15,079,726	$13,841,186	$8,996,362
Total assets	36,076,291	23,068,131	23,766,695	21,404,345	12,192,585
Global revolving credit facilities, net	531,905	234,105	1,647,735	550,946	199,209
Unsecured term loans, net	536,580	810,219	1,178,904	1,420,333	1,482,361
Unsecured senior notes, net of discount	11,997,010	8,973,190	7,589,126	6,570,757	4,153,797
Secured debt, including premiums	239,222	104,934	685,714	106,582	3,240
Total liabilities	17,587,944	12,418,566	12,892,653	10,300,993	7,060,288
Redeemable noncontrolling interests	42,011	41,465	15,832	53,902	—
General partner’s capital	17,582,687	9,967,234	9,974,291	10,457,513	5,231,620
Limited partners’ capital	609,190	711,650	911,256	702,579	34,698
Accumulated other comprehensive income (loss)	134,800	(91,409)	(120,393)	(112,885)	(140,619)
Noncontrolling interests in consolidated joint ventures	119,659	20,625	93,056	2,243	6,598
Total liabilities and capital	$36,076,291	$23,068,131	$23,766,695	$21,404,345	$12,192,585

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cash flows from (used in):
Operating activities	$1,706,541	$1,513,817	$1,385,324	$1,023,305	$911,242
Investing activities	(2,599,347)	(274,992)	(3,035,993)	(1,357,153)	(1,303,597)
Financing activities	935,689	(1,272,021)	1,757,269	321,200	350,617

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

As of December 31, 2020, our portfolio included 291 data centers, including 43 data centers held as investments in unconsolidated joint ventures, with approximately 43.6 million rentable square feet including approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for development. The 43 data centers held as investments in unconsolidated joint ventures have an aggregate of approximately 4.5 million rentable square feet. The 34 parcels of developable land we own as of December 31, 2020 comprised approximately 927 acres. At December 31, 2020, excluding unconsolidated joint ventures, approximately 4.9 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in seven U.S. metropolitan areas, nine European metropolitan areas, four Asian metropolitan areas, one Australian metropolitan area, one African metropolitan area and one Canadian metropolitan area, consisting of approximately 2.3 million square feet of base building construction and 2.6 million square feet of data center construction.

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

Revenue base. As of December 31, 2020, our portfolio included 291 data centers, including 43 data centers held as investments in unconsolidated joint ventures. Our global portfolio includes 141 data centers located in North America, with 107 located in Europe, 22 in Latin America, 12 in Asia, six in Australia and three in Africa.

The following table presents an overview of our portfolio of data centers, including the 43 data centers held as investments in unconsolidated joint ventures, and developable land, based on information as of December 31, 2020.

			Space Under
	Data Center	Net Rentable	Active	Space Held for
Metropolitan Area	Buildings	Square Feet (1)	Development (2)	Development (3)

North America
Northern Virginia	24	5,721,264	699,908	78,538
Chicago	10	3,427,367	—	148,101
New York	13	2,050,605	233,807	99,955
Silicon Valley	20	2,251,021	65,594	—
Dallas	21	3,530,749	143,051	28,094
Phoenix	3	795,687	—	227,274
San Francisco	4	824,972	23,321	—
Atlanta	4	525,414	—	313,581
Los Angeles	4	798,571	19,908	—
Seattle	1	400,369	—	—
Toronto, Canada	2	316,170	499,839	—
Portland	2	264,973	336,463	—
Boston	4	467,519	—	50,649
Houston	6	392,816	—	13,969
Miami	2	226,314	—	—
Austin	1	85,688	—	—
Minneapolis/St. Paul	1	328,765	—	—
Charlotte	3	95,499	—	—
North America Total	125	22,503,763	2,021,891	960,161

Europe
London, England	19	1,715,719	—	161,136
Frankfurt, Germany	21	1,627,677	357,733	—
Amsterdam, Netherlands	17	1,442,910	48,490	95,262
Paris, France	12	658,681	376,162	—
Vienna, Austria	2	359,809	—	—
Dublin, Ireland	8	380,739	94,005	—
Marseille, France	4	278,617	161,449	—
Madrid, Spain	3	222,047	—	—
Zurich, Switzerland	3	229,388	315,197	—
Brussels, Belgium	2	132,501	—	—
Stockholm, Sweden	6	164,421	89,276	—
Copenhagen, Denmark	3	164,489	61,342	—
Dusseldorf, Germany	2	105,523	—	—
Athens, Greece	2	55,167	—	—
Zagreb, Croatia	1	19,365	12,538	—
Geneva, Switzerland	1	59,190	—	—
Manchester, England	1	38,016	—	—
Europe Total	107	7,654,259	1,516,192	256,398

Asia Pacific
Singapore	3	540,638	344,826	—
Sydney, Australia	4	226,697	222,838	—
Melbourne, Australia	2	146,570	—	—
Tokyo, Japan	1	—	406,664	—
Osaka, Japan	1	—	193,535	—
Seoul, South Korea	1	—	162,260	—
Hong Kong	1	—	—	284,751
Asia Pacific Total	13	913,905	1,330,123	284,751

Africa
Nairobi, Kenya	1	15,710	—	—
Mombasa, Kenya	2	9,590	37,025	—
Africa Total	3	25,300	37,025	—

Non-Data Center Properties	—	263,668	—	—

Managed Unconsolidated Joint Ventures
Northern Virginia	7	1,250,419	—	—
Hong Kong	1	186,300	—	—
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	16	2,191,236	—	—

Non-Managed Unconsolidated Joint Ventures
Sao Paulo, Brazil	15	897,625	254,264	201,589
Tokyo, Japan	2	892,667	—	—
Osaka, Japan	2	248,906	52,306	30,874
Fortaleza, Brazil	1	94,205	—	—
Rio De Janeiro, Brazil	2	72,442	26,781	—
Seattle	1	51,000	—	—
Queretaro, Mexico	2	—	108,178	376,202
Santiago, Chile	2	67,340	45,209	180,835
	27	2,324,185	486,738	789,500

Total	291	35,876,316	5,391,969	2,290,810

(1)	Current net rentable square feet as of December 31, 2020, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas and excludes space under active development and space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development.

As of December 31, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, were approximately 86.3% leased excluding approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2020, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2022 are 26.0% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of December 31, 2020.

Factors Which May Influence Future Results of Operations

COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on our global business and operations, including the impact on our customers, suppliers and business partners. As of the date of this report, all of our facilities have been and continue to be fully operational and operating in accordance with our business continuity and pandemic response plans. Across our portfolio, our facilities have been deemed essential operations, allowing us to remain staffed with critical personnel in place to continue to provide services and support for our customers. While we did not experience significant disruptions from the COVID-19 pandemic during the year ended December 31, 2020 nor as of the date of this report, we cannot predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. The global impact of the outbreak has been rapidly evolving and federal and local governments, including in locations where we operate, have responded by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and restrictions on construction projects. We cannot predict whether further restrictions will be implemented or how long they will be in effect. The impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown. Our workforce, excluding our critical data center employees, is working from home, which may impact its productivity. We have also experienced delays in construction activity in a few of our markets due to government restrictions in certain locations and as a result of availability of labor, and these delays are impacting some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after these restrictions are eased or lifted, due to increased safety protocols implemented in response to the COVID-19 pandemic. We continue to closely monitor the situation and communicate with our customers, contractors and suppliers. From a supply chain perspective, as of the date of this report, we believe we have secured the vast majority of equipment needed to complete our current development activities.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. As of the date of this report, we have collected 2020 and January 2021 base rent and other payments at levels consistent with the comparable prior period. We received requests for rent relief related to COVID-19, most often in the form of rent deferral requests or requests for further discussion, from customers representing approximately 3% of annualized recurring rent. We are evaluating each customer rent relief request on an individual basis, considering a number of factors.  Not all customer requests will ultimately result in modification agreements, nor are we forgoing our contractual rights under our agreements. These requests for rent relief have not yet indicated that the probability of collecting the remaining rent due from these customers was less than likely. Consequently, there were no instances where we deemed it necessary to cease the recognition of income from rentals on a straight-line basis and begin the recognition of income from rentals on a cash basis when lease payments are collected. While we did not have any material adjustments to amounts as of and during the year ended December 31, 2020, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods. January 2021 collections and rent relief requests may not necessarily be indicative of collections or requests in any future period.

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

Global market and economic conditions. General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations, including as a result of the COVID-19 pandemic. Changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate, such as recent escalations in political and trade tensions involving the U.S., China and Hong Kong, could potentially result in adverse effects on our, and our customers’, operations. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The United Kingdom formally withdrew from the European Union on January 31, 2020 and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Instability in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our customers, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and could potentially result in adverse effects on our, and our customers’, financial condition and results of operations.

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

Foreign currency exchange risk. For the years ended December 31, 2020 and 2019, we had foreign operations, including through our investments in unconsolidated joint ventures, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong, South Korea and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March 2020, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, South Korean won, Swiss franc, Danish krone, Swedish krona and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The withdrawal of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. The COVID-19 pandemic has impacted global markets and contributed to increased foreign currency exchange volatility, including with respect to the Brazilian real, which is the currency in which our Ascenty joint venture conducts business, and we cannot predict when such volatility will subside. We attempt to mitigate a portion of the currency fluctuation risk by financing our investments in local currency denominations, although there can be no assurance this strategy will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our reported revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.

Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve occupancy and to lease currently available capacity and capacity available from lease expirations. Excluding approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for development as of December 31, 2020, the occupancy rate of our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was approximately 86.3% of our net rentable square feet.

As of December 31, 2020, we had more than 4,000 customers in our data center portfolio, including the 16 data centers held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2020, approximately 90% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover all the increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income we generated also depends upon maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and data center market rental rates. As of December 31, 2020 approximately 3.3 million square feet of data center space with extensive installed tenant improvements available for lease was included in our approximately 31.4 million net rentable square feet, excluding space under active development and space held for development and 43 data centers held as investments in unconsolidated joint ventures. In addition, as of December 31, 2020, we had approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for development, or approximately 18% of the total rentable space in our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop and lease capacity at favorable rates, which we may not be able to obtain. Development requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development projects. We may purchase additional vacant properties and properties with vacant development capacity in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions” and “COVID-19.”

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

Non-Recurring Income. Transactions that we enter into, including, for example, joint venture contributions of our properties, may generate income that is not duplicated in similar or other transactions. For example, certain income generated from our Ascenty joint venture with Brookfield in 2019 is not likely to recur. Additionally, other non-recurring income, such as tax credits, which we receive in one year is not likely to occur in future periods.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 4.7 million square feet of available space in our portfolio, which excludes approximately 5.4 million square feet of space under active development and approximately 2.3 million square feet of space held for development as of December 31, 2020 and the 27 data centers held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 15.3% and 10.7% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2021 and 2022, respectively.

During the year ended December 31, 2020, we signed new renewal leases totaling approximately 2.6 million square feet of space and new leases totaling approximately 3.4 million square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2020:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,438,498	$288.90	$290.79	0.7%	$0.59	1.7
> 1 MW	848,270	$138.69	$143.45	3.4%	$3.31	6.3
Other (6)	321,722	$21.53	$23.01	6.8%	$2.71	2.9
New Leases Signed (5)
0 — 1 MW	434,220	—	$223.54	—	$20.64	4.1
> 1 MW	2,223,564	—	$121.52	—	$20.21	7.9
Other (6)	714,945	—	$33.66	—	$2.11	13.2
Leasing Activity Summary
0 — 1 MW	1,872,718		$275.19
> 1 MW	3,071,834		$127.57
Other (6)	1,036,667		$30.35
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2020 to 2021.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2021 expirations on an average aggregate basis will generally be consistent with the rates currently being paid for the same space on a GAAP basis and on a cash basis. For the year ended December 31, 2020, rents on renewed space increased by an average of 0.7% on a GAAP basis on our 0-1 MW space compared to the expiring rents and increased by an average of 3.4% on a GAAP basis on our > 1 MW space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. As of December 31, 2020, our portfolio, including the 43 data centers held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Percentage of
December 31, 2020
total annualized
Metropolitan Area	rent (1)
Northern Virginia	20.0%
Chicago	8.8%
London, England	7.7%
Silicon Valley	6.6%
New York	6.3%
Dallas	5.9%
Frankfurt, Germany	5.6%
Amsterdam, Netherlands	4.4%
Sao Paulo, Brazil	3.5%
Singapore	2.8%
Paris, France	2.2%
Phoenix	2.1%
San Francisco	1.9%
Tokyo, Japan	1.9%
Atlanta	1.5%
Other	18.8%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2020 multiplied by 12. Includes consolidated portfolio and unconsolidated joint ventures at the joint ventures’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2020 was approximately $74.4 million.

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

Significant transactions. The prospect of future share dilution related to future transactions could negatively impact our share price and per share results of operations. The share issuances in future significant transactions may reduce our net income per share available to common stockholders, and could negatively impact the trading price of our common stock.

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, via a cap-and-trade program. The U.S. Senate did not subsequently pass similar legislation.

In the absence of comprehensive federal climate change legislation, regulatory agencies, including the U.S. Environmental Protection Agency, or EPA, and states have taken the lead in regulating GHG emissions in the U.S. Under the Obama administration, from 2009 through 2016, the EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its authority under the Clean Air Act. From 2017 through 2020, the Trump administration moved to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus the EPA’s mission away from such regulation. However, the new Biden administration has described climate change regulation as a top priority.

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA also implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from coal-fired and natural gas EGUs. However, in June 2019 the EPA repealed the Clean Power Plan and issued the “Affordable Clean Energy Rule” to replace the Clean Power Plan. The Affordable Clean Energy Rule requires heat rate efficiency improvements at certain EGUs, but does not place numeric limits on EGU emissions. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated both the Affordable Clean Energy Rule and the Clean Power Plan repeal rule. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions.

As a result of the former Trump administration policies, states have been driving near-term regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. As another example of state action, a number of states have adopted Renewable Portfolio Standards to increase the use of renewable energy, and a number of eastern states participate in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants.

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

The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels officially, went into force in November 2016. President Trump announced in June 2017 that he would initiate the process to withdraw the United States from the Paris Agreement; however, upon his inauguration in January 2021, President Biden signed an order rejoining the Paris Agreement.

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

Interest rates. As of December 31, 2020, we had approximately $181.4 million of variable rate debt subject to interest rate swap agreements, along with $540.2 million, $460.1 million and $366.5 million of variable rate debt that was outstanding on the global revolving credit facilities, the unswapped portion of the unsecured term loans and the Floating Rate Notes due 2022, respectively. The availability of debt and equity capital may contract or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions,” “COVID-19” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher credit spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Higher interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third-party sources, we may not be able to satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Business combinations and real estate asset acquisitions. The price that we pay to acquire a business or a real estate asset is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the term and rate of in-place leases, the customer attrition rate, the customer growth rates, the creditworthiness of the customers, favorable or unfavorable financing, above- or below-market ground leases and numerous other factors.

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire businesses and real estate assets among the identifiable assets including intangibles and liabilities assumed based on our estimate of the fair value of such assets and liabilities. This includes determining the value of the property and improvements, land, ground leases, if any, and tenant improvements. Additionally, we evaluate the value of in-place leases on occupancy and market rent, the value of the customer relationships, the value (or negative value) of above (or below) market leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us, any building leases assumed from the seller and, only in the case of business combinations, goodwill. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and customer relationships, which is included in depreciation and amortization in our consolidated income statements.

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

Revenue Recognition. The majority of our revenue is derived from lease arrangements, which we account for pursuant to Topic 842 commencing on January 1, 2019. We accounted for the non-lease components within our lease arrangements (prior to the adoption of Topic 842), as well as other sources of revenue, in accordance with Topic 606. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease component, which are recorded within rental revenue.

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of December 31, 2020 and 2019, the balance of deferred rent was $528.2 million and $478.7 million, respectively, and rent receivable, net of allowance, was $358.0 million and $186.8 million, respectively, and is classified within accounts and other receivables, net of allowance for doubtful accounts in the accompanying consolidated balance sheets.

We make subjective estimates as to the probability of collection of substantially all lease payments over the term of a lease. We specifically analyze customer creditworthiness, accounts receivable and historical bad debts and current economic trends when evaluating the probability of collection. If collection of substantially all lease payments over the term of a lease is deemed not probable, rental revenue would be recognized when payment is received and revenue would not be recognized on a straight-line basis. We monitor the probability of collection over the life of the lease and in the event the collection of substantially all lease payments is no longer probable, we cease recognizing revenue on a straight-line basis and write-off the balance of all deferred rent related to the lease and commence recording rental revenue on a cash collected basis. In addition, we record a full valuation allowance on the balance of any accounts receivable, less the balance of any security deposits or letters of account. In the event that we subsequently determine the collection is probable, we resume recognizing rental revenue on a straight-line basis and record the incremental revenue such that the cumulative rental revenue is equal to the amount of revenue that would have been recorded on a straight-line basis since the inception of the lease. We also would reverse the allowance for bad debt recorded on the balance of accounts receivable.

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

Recently Issued Accounting Pronouncements

Please refer to Item 8, Note 2(aa) in the Notes to the Consolidated Financial Statements for new accounting standards adopted in 2020.

Results of Operations

The discussion below relates to our results of operations for the years ended December 31, 2020, 2019 and 2018. A summary of our operating results for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Income Statement Data:
Total operating revenues	$3,903,609	$3,209,241	$3,046,478
Total operating expenses	(3,346,083)	(2,615,026)	(2,496,691)
Operating income	557,526	594,215	549,787

Equity in (loss) earnings of unconsolidated joint ventures	(57,629)	8,067	32,979
Gain on disposition of properties, net	316,894	267,651	80,049
Gain on deconsolidation, net	—	67,497	—
Interest and other income, net	20,222	66,000	3,481
Interest expense	(333,021)	(353,057)	(321,529)
Loss from early extinguishment of debt	(103,215)	(39,157)	(1,568)
Income tax expense	(38,047)	(11,995)	(2,084)
Net income	$362,730	$599,221	$341,115

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2018 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2019-2020 and properties sold or contributed to joint ventures. Our non-stabilized pool includes the results of the newly acquired operating properties and newly delivered properties that were previously under development.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019 and Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Portfolio

As of December 31, 2020, our portfolio consisted of 291 data centers, including 43 data centers held as investments in unconsolidated joint ventures, with an aggregate of 43.6 million rentable square feet including 5.4 million square feet of space under active development and 2.3 million square feet of space held for development compared to a portfolio consisting of 225 data centers, including 12 held-for-sale data centers and 41 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 36.6 million rentable square feet including 5.4 million square feet of space under active development and 2.3 million square feet of space held for development as of December 31, 2019 and compared to a portfolio consisting of 214 data centers, including 18 data centers held as investments in unconsolidated joint ventures, with an aggregate of approximately 34.5 million rentable square feet including 3.4 million square feet of space under active development and 2.1 million square feet of space held for development as of December 31, 2018.

Revenues

Total operating revenues for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018	2020 vs 2019	2019 vs 2018
Rental and other services	$3,886,546	$3,196,356	$2,412,076	$690,190	$784,280	21.6%	32.5%
Tenant reimbursements	—	—	624,637	—	(624,637)	—%	(100.0)%
Fee income and other	17,063	12,885	9,765	4,178	3,120	32.4%	32.0%
Total operating revenues	$3,903,609	$3,209,241	$3,046,478	$694,368	$162,763	21.6%	5.3%

The following tables show revenues for the years ended December 31, 2020, 2019 and 2018 for stabilized properties and non-stabilized properties and other (all other properties) (in thousands). Revenue totals for non-stabilized include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Non-Stabilized
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	% Change	2020	2019	Change
Rental and other services	$2,433,322	$2,470,236	$(36,914)	(1.5)%	$1,453,224	$726,120	$727,104

Stabilized revenue decreased $36.9 million for the year ended December 31, 2020 compared to the same period in 2019 due to delayed timing of re-leasing space that expired towards the end of 2019 as well as reduced utility consumption also related to these vacancies not yet re-leased.

Non-stabilized revenues increased $727.1 million for the year ended December 31, 2020 compared to the same period in 2019 primarily as a result of revenues associated with the Interxion Combination of $691.4 million for the year ended December 31, 2020 along with development properties placed into service during the year ended December 31, 2020, partially offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019 and the Ascenty Acquisition prior to deconsolidation in March 2019.

	Stabilized				Non-Stabilized
	Year Ended December 31,				Year Ended December 31,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental and other services	$2,396,319	$1,915,882	$480,437	25.1%	$800,037	$496,194	$303,843
Tenant reimbursements	—	514,050	(514,050)	(100.0)%	—	110,588	(110,588)
Total	$2,396,319	$2,429,932	$(33,613)	(1.4)%	$800,037	$606,782	$193,255

On January 1, 2019, we adopted Topic 842 and the practical expedient that resulted in combining the expenses reimbursed by our customers (“tenant reimbursements”) with contractual rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated tenant reimbursements are the same and as our leases qualify as operating leases, we accounted for and presented rental and other services and tenant reimbursements as a single component under rental and other services in our consolidated income statements for the years ended December 31, 2020 and 2019. As a result, the prior periods are not directly comparable other than on an aggregate basis.

Stabilized revenue decreased $33.6 million for the year ended December 31, 2019 compared to the same period in 2018 due to unfavorable currency translation along with expiring leases at certain properties in the stabilized portfolio and higher bad debt expense.

Non-stabilized revenues increased $193.3 million for the year ended December 31, 2019 compared to the same period in 2018 primarily as a result of new leasing activity and reimbursement from development properties and the Ascenty Acquisition (only for the three months ended March 31, 2019, prior to deconsolidation).

Operating Expenses and Interest Expense

Operating expenses and interest expense during the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018	2020 vs 2019	2019 vs 2018
Rental property operating and maintenance	$1,331,493	$1,020,578	$957,065	$310,915	$63,513	30.5%	6.6%
Property taxes and insurance	182,623	172,183	140,918	10,440	31,265	6.1%	22.2%
Depreciation and amortization	1,366,379	1,163,774	1,186,896	202,605	(23,122)	17.4%	(1.9)%
General and administrative	351,369	211,097	163,667	140,272	47,430	66.4%	29.0%
Transaction and integration expenses	106,662	27,925	45,327	78,737	(17,402)	282.0%	(38.4)%
Impairment of investments in real estate	6,482	5,351	—	1,131	5,351	21.1	—%
Other	1,075	14,118	2,818	(13,043)	11,300	(92.4)%	401.0%
Total operating expenses	$3,346,083	$2,615,026	$2,496,691	$731,057	$118,335	28.0%	4.7%
Interest expense	$333,021	$353,057	$321,529	$(20,036)	$31,528	(5.7)%	9.8%

The following tables show expenses for the years ended December 31, 2020, 2019 and 2018 for stabilized properties and non-stabilized properties (all other properties) (in thousands). Expense totals for non-stabilized include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Non-Stabilized
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	% Change	2020	2019	Change
Rental property operating and maintenance	$772,725	$778,006	$(5,281)	(0.7)%	$558,769	$242,571	$316,198
Property taxes and insurance	131,204	125,994	5,210	4.1%	51,418	46,190	5,228
	$903,929	$904,000	$(71)	(0.0)%	$610,187	$288,761	$321,426

Stabilized rental property operating and maintenance expenses decreased approximately $5.3 million for the year ended December 31, 2020 compared to the same period in 2019, primarily related to lower utility consumption at certain properties in the stabilized portfolio.

Stabilized property taxes and insurance increased by approximately $5.2 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to property tax refunds in 2019 that are not recurring.

Non-stabilized rental property operating and maintenance expenses increased by approximately $316.2 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the Interxion Combination, which contributed $275.7 million for the year ended December 31, 2020 along with higher expenses as a result of leasing activity during the twelve months ended December 31, 2020 partially offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019 and the Ascenty Acquisition prior to deconsolidation in March 2019.

Non-stabilized property taxes increased approximately $5.2 million for the year ended December 31, 2020 compared to the same period in 2019 due to the Interxion Combination, which contributed $3.5 million for the year ended December 31 2020 along with increased assessed values at our non-stabilized Northern Virginia and Chicago properties offset by properties sold to Mapletree in January 2020 and properties contributed to the Mapletree joint venture in November 2019.

	Stabilized				Non-Stabilized
	Year Ended December 31,				Year Ended December 31,
	2019	2018	$ Change	% Change	2019	2018	Change
Rental property operating and maintenance	$756,326	$753,340	$2,986	0.4%	$264,252	$203,726	$60,526
Property taxes and insurance	118,292	103,908	14,384	13.8%	53,891	37,010	16,881
	$874,618	$857,248	$17,370	2.0%	$318,143	$240,736	$77,407

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

Non-stabilized rental property operating and maintenance expenses increased by approximately $60.5 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to higher expenses as a result of leasing activity during the twelve months ended December 31, 2019 and the Ascenty Acquisition that increased expenses during the first quarter of 2019.

Non-stabilized property taxes and insurance expense increased approximately $16.9 million for the year ended December 31, 2019 compared to the same period in 2018, due to increased assessed values at our non-stabilized Chicago properties along with properties being placed in service.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $202.6 million for the year ended December 31, 2020 compared to the same period in 2019. The increase was principally due to the Interxion Combination offset by properties sold to Mapletree in January 2020, properties contributed to the Mapletree joint venture in November 2019, certain intangibles related to the DFT Merger being fully amortized prior to the year ended December 31, 2020 along with 2019 activity from the Ascenty Acquisition prior to deconsolidation in March 2019.

Depreciation and amortization expense decreased by approximately $23.1 million for the year ended December 31, 2019 compared to the same period in 2018. The decrease for the year was principally due to certain intangibles related to the DFT Merger being fully amortized during the year ended December 31, 2019.

General and Administrative

General and administrative expenses increased by approximately $140.3 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the Interxion Combination.

General and administrative expenses increased by approximately $47.4 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to the adoption of ASC 842 which resulted in an increase in the amount of fixed compensation expenses associated with successful leasing activities which were previously capitalized under ASC 840.

Transactions and Integration Expense

Transactions and integration expense increased by approximately $78.7 million for the year ended December 31, 2020 compared to the same period in 2019, principally due to integration and transaction costs associated with the Interxion Combination, which closed in March 2020.

Transactions and integration expense decreased by approximately $17.4 million for the year ended December 31, 2019 compared to the same period in 2018, principally due to higher transaction costs in 2018 related to the Ascenty Acquisition.

Impairment of Investments in Real Estate

During the year ended December 31, 2020, it became more-likely-than-not that several assets would be disposed of in advance of their useful lives. We performed impairment procedures over said assets and as a result, recognized a $6.5 million of impairment charge on a property located in Europe. An impairment of approximately $5.4 million was also recognized during the year ended December 31, 2019 on a property located in the United States. The fair value of the properties were primarily based on comparable sales price data.

Interest Expense

Interest expense decreased by approximately $20.0 million for the year ended December 31, 2020 compared to the same period in 2019. The decrease was primarily due to lower average balances on our global revolving credit facilities and term loans in 2020, the redemption of the 4.750% 2023 Notes in October 2020 and the 3.950% 2022 Notes and 3.625% 2022 Notes in August 2020 along with the paydown of the Ascenty loan in March 2019. This was offset by the issuances of the 2.500% 2026 Notes in February 2019, the 3.600% 2029 Notes in June 2019, 1.125% 2028 Notes in October 2019, the 0.125% 2022 Notes, 0.625% 2025 Notes and 1.500% 2030 Notes in January 2020, the 1.250% 2031 Notes in June 2020 and the 2032 Notes in September 2020.

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

Interest and Other Income, Net

Interest and other income, net decreased approximately $45.8 million for the year ended December 31, 2020 compared to the same period in 2019.  The decrease is primarily due to realized and unrealized gains or losses from mark-to-market valuation changes on a marketable equity security and the reimbursement of transaction expenses as a result of the closing of the Ascenty joint venture with Brookfield in the three months ended March 31, 2019.

Gain on Disposition of Properties

During the year ended December 31, 2020, we sold (i) Liverpoolweg 10 in Amsterdam for gross proceeds of approximately $21.5 million, resulting in a gain of approximately $10.4 million in July 2020 and (ii) 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree at a purchase consideration of approximately $557.0 million, resulting in a gain of approximately $306.5 million in January 2020.

On November 1, 2019, we formed a joint venture with Mapletree and we contributed three Turn-Key Flex® data centers, valued at approximately $1.0 billion, to the new joint venture in which we retained a 20% interest. The transaction generated approximately $0.8 billion of net proceeds to us, comprised of Mapletree’s equity contribution, less our share of closing costs and accordingly we recognized a gain of approximately $266 million on the sale of the 80% interest in the joint venture.

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

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $64.1 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the redemption of the 4.750% 2023 Notes in October 2020 and the 3.950% 2022 Notes and 3.625% 2022 Notes in August 2020 offset by the costs associated with the early tender offer and subsequent redemption of the 5.875% 2020 Notes in January and February 2019 along with the 3.400% Notes due 2020 and 2021 Notes in June 2019.

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

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an amendment, which we refer to as the 2020 Amendment, to our ATM equity offering sales agreement dated January 4, 2019, which, as amended, we refer to as the Sales Agreement, with BofA Securities, Inc., Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $893.8 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.90 per share after payment of approximately $9.0 million of commissions to the Agents, and approximately $749.4 million remains available for future sales under the program. The proceeds from the issuances for the year ended December 31, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 6.1 million common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see Item 8, Note 13 in the Notes to the Consolidated Financial Statements.

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

On September 8, 2020, our Parent Company redeemed all 10,000,000 outstanding shares of its 6.350% series I cumulative redeemable preferred stock, or the series I preferred stock, for a redemption price of $25.29545 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The excess of the redemption price over the carrying value of the series I preferred stock of approximately $8.0 million relates to the original issuance costs and was recorded as a reduction to net income available to common stockholders

On October 15, 2020, our Parent Company redeemed all 10,000,000 outstanding shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for a redemption price of $25.057118 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The excess of the redemption price over the carrying value of the series G preferred stock of approximately $8.5 million relates to the original issuance costs and will be reflected as a reduction to net income available to common stockholders.

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

For additional information regarding dividends declared and paid by our Parent Company on its common and preferred stock for the years ended December 31, 2020, 2019 and 2018, see Item 8, Note 13 in the Notes to the Consolidated Financial Statements.

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

The expected tax treatment of distributions on our Parent Company’s common stock and preferred stock paid in 2020 is as follows: approximately 72% ordinary income and 28% capital gain distribution. The tax treatment of distributions on our Parent Company’s common stock and preferred stock paid in 2019 is as follows: approximately 83% ordinary income and 17% capital gain distribution. The tax treatment of distributions on our Parent Company’s common stock paid in 2018 was as follows: approximately 80% ordinary income and 20% return of capital. Distributions on our Parent Company’s preferred stock paid in 2018 were treated as 100% ordinary income.

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

As of December 31, 2020, we had $108.5 million of cash and cash equivalents, excluding $15.2 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

Our global revolving credit facility provides for borrowings up to $2.35 billion. We have the ability from time to time to increase the size of the global revolving credit facility and our term loan facility, in any combination, by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2023, with two six-month extension options available. The global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our global revolving credit facility and term loan facility, see Item 8, Note 9 in the Notes to the Consolidated Financial Statements.

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

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “—COVID-19” above.

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into the 2020 Amendment to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2020, our Parent Company generated net proceeds of approximately $893.8 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.90 per share after payment of approximately $9.0 million of commissions to the Agents, and approximately $749.4 million remains available for future sales under the program. The proceeds from the issuances for the year ended December 31, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 6.1 million common units to our Parent Company. Our Parent Company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see Item 8, Note 13 in the Notes to the Consolidated Financial Statements.

On January 17, 2020, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €300.0 million aggregate principal amount of 0.125% Guaranteed Notes due 2022 (the “0.125% 2022 Notes”), €650.0 million aggregate principal amount of 0.625% Guaranteed Notes due 2025 (the “0.625% 2025 Notes”) and €750.0 million aggregate principal amount of 1.500% Guaranteed Notes due 2030 (the “1.500% 2030 Notes” and, together with the 0.125% 2022 Notes and 0.625% 2025 Notes, the “Euro Notes”). The Euro Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €1,678.6 million (or approximately $1,861.9 million based on the exchange rate as of January 17, 2020) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 0.625% 2025 Notes and the 1.500% 2030 Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the 0.625% 2025 Notes and the 1.500% 2030 Notes to Eligible Green Projects, a portion of an amount equal to the net proceeds from the Euro Notes were used for the repayment, redemption and/or discharge of debt of Interxion or its subsidiaries and the payment of certain transaction fees and expenses incurred in connection with the Interxion Combination, to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facility and for other general corporate purposes.

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

On September 23, 2020, Digital Dutch Finco B.V. issued and sold €300.0 million aggregate principal amount of Floating Rate Guaranteed Notes due 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.48%, subject to a zero floor, and the interest rate for the initial interest period was 0%. The 2022 Notes are senior unsecured obligations of Digital Dutch Finco B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €299.0 million (or approximately $348.7 million based on the exchange rate as of September 23, 2020) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering of the 2022 Notes to fund the redemption in full of Digital Stout Holding, LLC’s 4.750% Guaranteed Notes due 2023, which occurred on October 14, 2020.

On October 14, 2020 (the “GBP Note Redemption Date”), Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, redeemed the £300 million aggregate principal amount outstanding of its 4.750% Notes due 2023 (the “4.750% Notes”). The redemption price for the 4.750% Notes was equal to the sum of (a) £1,123.25 per £1,000 principal amount of the 4.750% Notes, or 112.325% of the aggregate principal amount of the 4.750% Notes, plus (b) accrued and unpaid interest to, but excluding, the GBP Note Redemption Date equal to £0.13 per £1,000 principal amount of the 4.750% Notes. Net proceeds from the issuance of the 2022 Notes were primarily used to fund the redemption. The redemption resulted in an early extinguishment charge of approximately $49.8 million during the three months ended December 31, 2020.

Construction ($ in thousands)

Development Lifecycle	As of December 31, 2020				As of December 31, 2019
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)	N/A	$226,862	$—	$226,862	N/A	$147,597	$—	$147,597
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$785,182	$—	$785,182	N/A	$517,900	$—	$517,900
Space Held for Development (6)	1,501,310	236,545	—	236,545	1,281,169	241,563	—	241,563
Base Building Construction	2,331,472	458,357	485,613	943,970	2,936,071	485,489	404,082	889,571
Data Center Construction	2,573,759	1,232,762	1,596,821	2,829,583	1,175,673	441,852	703,607	1,145,459
Equipment Pool & Other Inventory	N/A	9,761	—	9,761	N/A	27,283	—	27,283
Campus, Tenant Improvements & Other	N/A	45,718	42,848	88,566	N/A	18,468	22,968	41,436
Total Construction in Progress and Land Held for Future Development	6,406,541	$2,995,187	$2,125,282	$5,120,469	5,392,913	$1,880,152	$1,130,657	$3,010,809
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated joint ventures. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through December 31, 2020. Excludes costs incurred by unconsolidated joint ventures.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2019. Excludes costs incurred by unconsolidated joint ventures.
(5)	Represents approximately 927 acres as of December 31, 2020 and approximately 944 acres as of December 31, 2019.
(6)	Excludes space held for development through unconsolidated joint ventures.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. As of December 31, 2020, we had approximately 5.4 million square feet under active development and approximately 2.3 million square feet held for development. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At December 31, 2020, excluding unconsolidated joint ventures, approximately 4.9 million square feet was under active development for Turn-Key Flex® and Powered Base Building® products, all of which is expected to be income-producing on or after completion, in seven U.S. metropolitan areas, nine European metropolitan areas, four Asian metropolitan areas, one Australian metropolitan area, one African metropolitan area and one Canadian metropolitan area, consisting of approximately 2.3 million square feet of base building construction and 2.6 million square feet of data center construction. At December 31, 2020, we had open commitments, related to construction contracts of approximately $1.1 billion, including amounts reimbursable of approximately $37.6 million.

We currently expect to incur approximately $2.0 billion to $2.3 billion of capital expenditures for our development programs, including land acquisitions, during the year ending December 31, 2021, although this amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Year Ended December 31,
	2020	2019
Development projects	$1,751,502	$1,166,218
Enhancement and improvements	1,024	3,249
Recurring capital expenditures	210,727	180,713
Total capital expenditures (excluding indirect costs)	$1,963,253	$1,350,180

For the year ended December 31, 2020, total capital expenditures increased $613.1 million to approximately $2.0 billion from $1.4 billion for the same period in 2019. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2020 were approximately $1.8 billion, which reflects an increase of approximately 50% from the same period in 2019. This increase was primarily due to Interxion, which had approximately $469.8 million of capital expenditures for the year ended December 31, 2020, offset by 2019 spending related to Ascenty, which was deconsolidated in March 2019. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the years ended December 31, 2020 and 2019 were $101.0 million and $86.7 million, respectively. Capitalized interest comprised approximately $47.3 million and $40.2 million of the total indirect costs capitalized for the years ended December 31, 2020 and 2019, respectively. Capitalized interest in the year ended December 31, 2020 increased, compared to the same period in 2019, due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the year ended December 31, 2020 increased compared to the same period in 2019 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2021.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”

Consistent with our growth strategy, we actively pursue potential acquisition opportunities, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2021 will depend upon numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

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

We expect to meet our short-term and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent Company. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of February 24, 2021, we had approximately $1.9 billion of borrowings available under our global revolving credit facilities. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “—COVID-19”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our Parent Company’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the years ended December 31, 2020, 2019 and 2018, see Item 8, Note 14 in the Notes to the Consolidated Financial Statements.

As of December 31, 2020, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and CDOR-based tranches of our debt. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2020 (in thousands):

Obligation	2021	2022-2023	2024-2025	Thereafter	Total
Secured and unsecured debt (1)	$—	$2,218,001	$2,912,493	$8,282,519	$13,413,013
Interest payable (2)	319,207	612,320	490,418	519,705	1,941,650
Operating and finance leases (3)	149,902	333,176	313,598	1,290,908	2,087,584
Construction contracts (4)	1,081,282	—	—	—	1,081,282
	$1,550,391	$3,163,497	$3,716,509	$10,093,132	$18,523,529
(1)	Includes $540.2 million of borrowings under our global revolving credit facilities and $537.5 million of borrowings under our unsecured term loans and excludes unamortized premiums (discounts) and deferred financing costs reflected on the consolidated balance sheets under Item 8 in this Annual Report on Form 10-K.
(2)	Interest payable is based on the interest rates in effect on December 31, 2020, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2021	$317,641
2022-2023	611,304
2024-2025	490,534
Thereafter	519,705
$1,939,184

(3)	Beginning January 1, 2019, as a lessee we were required to record both a right-of-use asset and lease liability for our ground and office space leases based on the present value of our future minimum lease payments. See Item 8, Note 4 in the Notes to the Consolidated Financial Statements for additional information.
(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2020, we had open commitments, including amounts reimbursable of approximately $37.6 million, related to construction contracts of approximately $1.1 billion.

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of December 31, 2020 (in thousands):

	Global Revolving	Unsecured			Total
	Credit Facilities (1)	Term Loans	Senior Notes	Secured Debt	Debt
2021	$—	$—	$—	$—	$—
2022	—	—	732,960	330	733,290
2023	493,241	537,470	350,000	104,000	1,484,711
2024	46,943	—	1,074,710	—	1,121,653
2025	—	—	1,790,840	—	1,790,840
Thereafter	—	—	8,147,519	135,000	8,282,519
Subtotal	$540,184	$537,470	$12,096,029	$239,330	$13,413,013
Unamortized discount	—	—	(40,915)	(4)	(40,919)
Unamortized premium	—	—	5,927	—	5,927
Total	$540,184	$537,470	$12,061,041	$239,326	$13,378,021
(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facilities, as applicable.

The table below summarizes our debt, as of December 31, 2020 (in millions):

Debt Summary:
Fixed rate	$11,864.8
Variable rate debt subject to interest rate swaps	181.4
Total fixed rate debt (including interest rate swaps)	12,046.2
Variable rate—unhedged	1,366.8
Total	$13,413.0
Percent of Total Debt:
Fixed rate (including swapped debt)	89.8%
Variable rate	10.2%
Total	100.0%

Effective Interest Rate as of December 31, 2020
Fixed rate (including hedged variable rate debt)	2.57%
Variable rate	0.73%
Effective interest rate	2.38%

As of December 31, 2020, we had approximately $13.4 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 24% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2020 of $139.51). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of December 31, 2020, our debt had a weighted average term to initial maturity of approximately 6.2 years (or approximately 6.3 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2020, we were party to interest rate swap agreements related to $181.4 million of outstanding principal amount on our variable rate debt. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

As of December 31, 2020, our pro-rata share of secured debt of unconsolidated joint ventures was approximately $574.1 million.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019 and Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$1,706,541	$1,513,817	$1,385,324
Net cash used in investing activities	(2,599,347)	(274,992)	(3,035,993)
Net cash provided by (used in) financing activities	935,689	(1,272,021)	1,757,269
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,883	$(33,196)	$106,600

Cash provided by operating activities in 2020 increased approximately $192.7 million over 2019 and cash provided by operating activities in 2019 increased approximately $128.5 million over 2018. The 2020 increase was primarily due to the Interxion Combination offset by properties sold or contributed to unconsolidated joint ventures during the twelve months ended December 31, 2020. The 2019 increase was primarily due to properties placed into service during the twelve months ended December 31, 2019 partially offset by properties sold in 2019 and 2018 and an increase in interest expense.

The changes in the activities that comprise net cash used in investing activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 and for the year ended December 31, 2019 as compared to the year ended December 31, 2018 consisted of the following amounts (in thousands).

	Change
	2020 vs 2019	2019 vs 2018
Increase in cash used for improvements to investments in real estate	$(627,164)	$(111,740)
(Increase) decrease in cash paid for acquisitions	(953,948)	2,014,838
Increase (decrease) in cash provided by cash assumed in acquisitions	121,085	(116,000)
Increase (decrease) in cash provided by proceeds from sale of properties, net of sales costs	564,615	(286,204)
(Decrease) increase in cash provided by proceeds from the joint venture transactions	(1,494,881)	1,494,881
Decrease in cash used in deconsolidation of Ascenty cash	97,081	(97,081)
Increase in cash used for investments in unconsolidated joint ventures	(43,222)	(100,428)
Other changes	12,079	(37,265)
(Increase) decrease in net cash used in investing activities	$(2,324,355)	$2,761,001

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

The changes in the activities that comprise net cash provided by (used in) financing activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 and for the year ended December 31, 2019 as compared to the year ended December 31, 2018 for the Company consisted of the following amounts (in thousands).

	Change
	2020 vs 2019	2019 vs 2018
Increase (decrease) in cash provided by short-term borrowings	$539,247	$(414,482)
Decrease (increase) in cash used for repayments of short-term borrowings	1,110,252	(2,267,147)
Increase in cash provided by net proceeds from issuance of common and preferred stock, including equity plans	1,345,378	539,069
Increase in cash provided by proceeds from secured / unsecured debt	700,903	1,123,589
Increase in cash used for repayment on secured / unsecured debt	(1,088,623)	(1,539,707)
Increase in cash used for redemption of preferred stock	(134,950)	(365,050)
Increase in cash used for dividend and distribution payments	(242,552)	(65,984)
Other changes	(21,945)	(39,578)
Increase (decrease) in net cash provided by financing activities	$2,207,710	$(3,029,290)

The increase in cash provided by financing activities for the Company was primarily due to an increase in cash from the proceeds of sales of common stock issued under the ATM equity offering program and the full physical settlement of our forward equity agreements, a decrease in cash used for repayments of short-term borrowings and an increase in cash provided by the issuance of unsecured debt, net of repayments during the year ended December 31, 2020 as compared to the year ended December 31, 2019 partially offset by an increase in dividend and distribution payments for the year ended December 31, 2020 as compared to the same period in 2019 as a result of an increase in the number of shares outstanding due to the Interxion Combination and increased dividend amount per share of common stock in the year ended December 31, 2020 as compared to the same period in 2019.

The decrease in cash provided by financing activities was due to an increase in cash used for repayments of short-term borrowings and a decrease in cash provided by short-term borrowings during the year ended December 31, 2019 as compared to 2018 and the increase in cash used to repay unsecured debt including the repayment of the floating rate notes due 2019, redemption and/or tender offers of the 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with an increase in cash used to redeem preferred stock including the redemption of the series H preferred stock offset by higher proceeds in 2019 from the issuance of the series K preferred stock, series L preferred stock, 2026 Notes, 1.125% 2028 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in dividend and distribution payments for the year ended December 31, 2019 as compared to 2018 was a result of an increase in the number of shares outstanding and increased dividend amount per share of common stock in the year ended December 31, 2019 as compared to 2018.

The changes in the activities that comprise net cash provided by (used in) financing activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 and for the year ended December 31, 2019 as compared to the year ended December 31, 2018 for the Operating Partnership consisted of the following amounts (in thousands).

	2020 vs 2019	2019 vs 2018
Increase (decrease) in cash provided by short-term borrowings	$539,247	$(414,482)
Decrease (increase) in cash used for repayments of short-term borrowings	1,110,252	(2,267,147)
Increase in cash provided by general partner contributions	1,345,378	539,069
Increase in cash provided by proceeds from secured / unsecured debt	700,903	1,123,589
Increase in cash used for repayment on secured / unsecured debt	(1,088,623)	(1,539,707)
Decrease in cash used for general partner distributions regarding redemption of preferred units	(134,950)	(365,050)
Increase in cash used for distribution payments	(242,552)	(65,984)
Other changes	(21,945)	(39,578)
Increase (decrease) in net cash provided by financing activities	$2,207,710	$(3,029,290)

The increase in cash provided by financing activities for the Operating Partnership was primarily due to an increase in cash from the proceeds of sales of common stock issued under the ATM equity offering program and the full physical settlement of our forward equity agreements, a decrease in cash used for repayments of short-term borrowings and an increase in cash provided by the issuance of unsecured debt, net of repayments during the year ended December 31, 2020 as compared to the year ended December 31, 2019 partially offset by an increase in distribution payments for the year ended December 31, 2020 as compared to the same period in 2019 as a result of an increase in the number of units outstanding due to the Interxion Combination and increased distribution amount per common unit in the year ended December 31, 2020 as compared to the same period in 2019.

The decrease in cash provided by financing activities was due to an increase in cash used for repayments of short-term borrowings and a decrease in cash provided by short-term borrowings during the year ended December 31, 2019 as compared to 2018 and the increase in cash used to repay unsecured debt including the repayment of the floating rate notes due 2019, redemption and/or tender offers of the 5.875% 2020 Notes, 3.400% 2020 Notes and 2021 Notes along with an increase in cash used to redeem preferred units including the redemption of the series H preferred units offset by higher proceeds in 2019 from the issuance of the series K preferred units, series L preferred units, 2026 Notes, 1.125% 2028 Notes, 3.600% 2029 Notes and 2030 Notes. The increase in distribution payments for the year ended December 31, 2019 as compared to 2018 was a result of an increase in the number of units outstanding and increased distribution amount per common unit in the year ended December 31, 2019 as compared to 2018.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2020, amounted to 2.8% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of December 31, 2020, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2020	2019	2018
Net Income Available to Common Stockholders	$263,342	$493,011	$249,930
Adjustments:
Non-controlling interests in operating partnership	9,500	21,100	10,180
Real estate related depreciation & amortization (1)	1,341,836	1,149,240	1,173,917
Unconsolidated JV real estate related depreciation & amortization	77,730	52,716	14,587
Gain on disposition of properties	(316,894)	(267,651)	(80,049)
Impairment of investments in real estate	6,482	5,351	—
FFO available to common stockholders and unitholders (2)	$1,381,996	$1,453,767	$1,368,565
Basic FFO per share and unit	$5.16	$6.69	$6.39
Diluted FFO per share and unit (2)	$5.11	$6.66	$6.37
Weighted average common stock and units outstanding
Basic	268,073	217,285	214,313
Diluted (2)	270,497	218,440	214,951
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$1,366,379	$1,163,774	$1,186,896
Non-real estate depreciation	(24,543)	(14,534)	(12,979)
	$1,341,836	$1,149,240	$1,173,917
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

	Year Ended December 31,
	2020	2019	2018
Weighted average common stock and units outstanding	268,073	217,285	214,313
Add: Effect of dilutive securities	2,424	1,155	618
Weighted average common stock and units outstanding—diluted	270,497	218,440	214,931

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2020, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$11,864.8	$13,131.5
Variable rate debt subject to interest rate swaps	181.4	181.4
Total fixed rate debt (including interest rate swaps)	12,046.2	13,312.9
Variable rate debt	1,366.8	1,366.8
Total outstanding debt	$13,413.0	$14,679.7

Interest rate derivatives and their fair values as of December 31, 2020 and December 31, 2018 were as follows (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
December 31,		December 31,		Type of	Strike	Effective	Expiration	December 31,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020	2019
Currently-paying contracts
$—		$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$—	$175
—		75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	—	345
104,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(2,773)	945
77,352	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(9)	931
$181,352		$479,825						$(2,782)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.79 to 1.00 CAD as of December 31, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.

Sensitivity to Changes in Interest Rates

The following table shows the effects if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2020:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	13.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(28.2)

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

Foreign Currency Exchange Risk

For the years ended December 31, 2020, 2019 and 2018, we had foreign operations, including through our investments in unconsolidated joint ventures, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong, South Korea and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March 2020. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, South Korean won, Swiss franc, Danish krone, Swedish krona and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty joint venture and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty joint venture’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2020, 2019 and 2018, operating revenues from properties outside the United States contributed $1,301.8 million, $627.4 million and $564.4 million, respectively, which represented 33.3%, 19.5% and 18.5% of our operating revenues, respectively. Net investment in properties outside the United States was $9.3 billion and $3.7 billion as of December 31, 2020 and December 31, 2019, respectively. Net assets in foreign operations were approximately $5.7 billion and $(1.4) billion as of December 31, 2020 and December 31, 2019, respectively.

Other

Certain operating costs incurred by us, such as electricity, are subject to price fluctuations caused by the volatility of underlying commodity prices. In 2020, we added 154 megawatts of renewable energy contracts across our U.S. portfolio, bringing the total executed under long-term contracts to 556 megawatts of renewable energy. In 2019, we entered into a power purchase agreement to secure the renewable energy attributes from a solar farm in Virginia. In 2018, we entered into power purchase agreements to secure the renewable energy attributes from a solar farm in North Carolina to support the renewable energy needs of a customer in Virginia.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Interxion and subsidiaries during the year ended December 31, 2020. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2020, internal control over financial reporting associated with Interxion and subsidiaries' total assets of $12 billion and total revenues of $691 million. Based on our assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 101.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Interxion and subsidiaries during the year ended December 31, 2020. We have excluded from our overall assessment of the Operating Partnership's internal control over financial reporting as of December 31, 2020, internal control over financial reporting associated with Interxion and subsidiaries' total assets of $12 billion and total revenues of $691 million. Based on our assessment, management concluded that as of December 31, 2020, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of lease revenue

As discussed in Note 2 to the consolidated financial statements, the Company records rental revenue on a straight-line basis if the Company determines on a lease-by-lease basis it is probable substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment, indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental revenue equal to the then-current combined balance of the deferred rent and amounts contractually due but unpaid for the lease (rent receivable), and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $3.9 billion for the year ended December 31, 2020 and deferred rent and rent receivable, net was $528.2 million and $358.0 million, respectively, as of December 31, 2020.

We identified the evaluation of the probability of collection of lease payments as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all the lease payments for its leases required significant auditor judgment because of the subjective nature of the evidence obtained. Specifically, evaluating the creditworthiness of the customer and any guarantors required significant auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s probability assessment of lease payment collection process, including the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Company’s leases, we evaluated the Company’s determination of the collectibility of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, analyst reports, recent public filings, and news articles, and (iv) inquiring of Company employees to obtain evidence regarding creditworthiness of the customers.

Fair value measurement of customer relationship value and building and improvements acquired in the Interxion business combination

As discussed in Note 3 to the consolidated financial statements, on March 9, 2020, the Company acquired Interxion Holding, N.V. (Interxion) in a business combination for total purchase consideration of $6,876 million. In connection with the transaction, the Company recorded tangible and intangible assets and liabilities at fair value, including customer relationship value (CRV) and building and improvements. The fair value of CRV and building and improvements was $1,002 million and $3,247 million, respectively, as of the acquisition date.

We identified the evaluation of the fair value measurement of CRV and building and improvements acquired in the Interxion business combination as a critical audit matter. The recorded value of CRV and building and improvements was sensitive to changes to the inputs and assumptions in the purchase price allocation as of the acquisition date. The inputs and assumptions that resulted in a higher degree of subjectivity and required complex auditor judgment related to CRV included the discount rate, projected revenue growth from existing customers, and the attrition rate. The inputs and assumptions that resulted in a higher degree of subjectivity and required complex auditor judgement related to building and improvements included replacement cost new per square foot and estimated physical depreciation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s valuation of CRV and building and improvements including controls related to the inputs and assumptions listed above. We evaluated the Company’s inputs and assumptions listed above by: (1) identifying and considering the relevancy, reliability, and sufficiency of the sources of data used by the Company in developing these assumptions and (2) comparing to relevant industry market data if available or to historical Company data and (3) performing sensitivity analyses to understand the impact of changes in these assumptions on the fair value estimate. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

‒The discount rate assumption used to value CRV by independently developing a range of rates using publicly available market interest rate data and comparing the independent ranges to the rate used by the Company,

‒certain projected revenue growth rate assumptions used to value CRV to macro-economic trend data or publicly available market data, and

‒replacement cost new per square foot assumption used to value building and improvements by developing an estimated range of replacement cost new per square foot using historical Company cost data for similar recently completed data centers and comparing to the value used by the Company.

.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Francisco, California
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Digital Realty Trust, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Interxion Holding N.V. and subsidiaries during the year ended December 31, 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Interxion Holding N.V. and subsidiaries’ internal control over financial reporting associated with total assets of $12 billion and total revenues of $691 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Interxion Holding N.V. and subsidiaries.

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
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of the General Partner and Partners

Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated income statements and consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of lease revenue

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership records rental revenue on a straight-line basis if the Operating Partnership determines on a lease-by-lease basis it is probable substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment, indicate that it is not probable that the Operating Partnership will be able to collect substantially all lease payments over the remaining term of the lease, the Operating Partnership records a reduction to rental revenue equal to the then-current combined balance of the deferred rent and amounts contractually due but unpaid for the lease (rent receivable), and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $3.9 billion for the year ended December 31, 2020 and deferred rent and rent receivable, net was $528.2 million and $358.0 million, respectively, as of December 31, 2020.

We identified the evaluation of the probability of collection of lease payments as a critical audit matter. Evaluating the Operating Partnership’s probability assessment of collection of substantially all the lease payments for its leases required significant auditor judgment because of the subjective nature of the evidence obtained. Specifically, evaluating the creditworthiness of the customer and any guarantors required significant auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s probability assessment of lease payment collection process, including the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Operating Partnership’s leases, we evaluated the Operating Partnership’s determination of the collectibility of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, analyst reports, recent public filings, and news articles, and (iv) inquiring of Operating Partnership employees to obtain evidence regarding creditworthiness of the customers.

Fair value measurement of customer relationship value and building and improvements acquired in the Interxion business combination

As discussed in Note 3 to the consolidated financial statements, on March 9, 2020, the Operating Partnership acquired Interxion Holding, N.V. (Interxion) in a business combination for total purchase consideration of $6,876 million. In connection with the transaction, the Operating Partnership recorded tangible and intangible assets and liabilities at fair value, including customer relationship value (CRV) and building and improvements. The fair value of CRV and building and improvements was $1,002 million and $3,247 million, respectively, as of the acquisition date.

We identified the evaluation of the fair value measurement of CRV and building and improvements acquired in the Interxion business combination as a critical audit matter. The recorded value of CRV and building and improvements was sensitive to changes to the inputs and assumptions in the purchase price allocation as of the acquisition date. The inputs and assumptions that resulted in a higher degree of subjectivity and required complex auditor judgment related to CRV included the discount rate, projected revenue growth from existing customers, and the attrition rate. The inputs and assumptions that resulted in a higher degree of subjectivity and required complex auditor judgement related to building and improvements included replacement cost new per square foot and estimated physical depreciation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s valuation of CRV and building and improvements including controls related to the inputs and assumptions listed above. We evaluated the Operating Partnership’s inputs and assumptions listed above by: (1) identifying and considering the relevancy, reliability, and sufficiency of the sources of data used by the Operating Partnership in developing these assumptions and (2) comparing to relevant industry market data if available or to historical Operating Partnership data and (3) performing sensitivity analyses to understand the impact of changes in these assumptions on the fair value estimate. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

‒The discount rate assumption used to value CRV by independently developing a range of rates using publicly available market interest rate data and comparing the independent ranges to the rate used by the Operating Partnership,

‒certain projected revenue growth rate assumptions used to value CRV to macro-economic trend data or publicly available market data, and

‒replacement cost new per square foot assumption used to value building and improvements by developing an estimated range of replacement cost new per square foot using historical Operating Partnership cost data for similar recently completed data centers and comparing to the value used by the Operating Partnership.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2004.

San Francisco, California
March 1, 2021

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Investments in properties, net	20,582,954	14,230,575
Investments in unconsolidated joint ventures	1,148,158	1,287,109
Net investments in real estate	21,731,112	15,517,684
Operating lease right-of-use assets, net	1,386,959	628,681
Cash and cash equivalents	108,501	89,817
Accounts and other receivables, net	603,111	305,501
Deferred rent	528,180	478,744
Goodwill	8,330,996	3,363,070
Customer relationship value, deferred leasing costs and other intangibles, net	3,122,904	2,195,324
Assets held for sale	—	229,934
Other assets	264,528	259,376
Total assets	$36,076,291	$23,068,131
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$531,905	$234,105
Unsecured term loans, net	536,580	810,219
Unsecured senior notes, net of discount	11,997,010	8,973,190
Secured debt, including premiums	239,222	104,934
Operating lease liabilities	1,468,712	693,539
Accounts payable and other accrued liabilities	1,420,162	1,009,154
Deferred tax liabilities, net	698,308	147,381
Accrued dividends and distributions	324,386	234,620
Security deposits and prepaid rents	371,659	208,724
Obligations associated with assets held for sale	—	2,700
Total liabilities	17,587,944	12,418,566

Redeemable noncontrolling interests	42,011	41,465
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $956,250 and $1,456,250 liquidation preference ($25.00 per share), 38,250,000 and 58,250,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	950,940	1,434,420
Common Stock: $0.01 par value per share, 392,000,000 and 315,000,000 shares authorized and 280,289,726 and 208,900,758 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,788	2,073
Additional paid-in capital	20,626,897	11,577,320
Accumulated dividends in excess of earnings	(3,997,938)	(3,046,579)
Accumulated other comprehensive income (loss), net	135,010	(87,922)
Total stockholders’ equity	17,717,697	9,879,312
Noncontrolling Interests:
Noncontrolling interests in operating partnership	608,980	708,163
Noncontrolling interests in consolidated joint ventures	119,659	20,625
Total noncontrolling interests	728,639	728,788
Total equity	18,446,336	10,608,100
Total liabilities and equity	$36,076,291	$23,068,131

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Rental and other services	$3,886,546	$3,196,356	$2,412,076
Tenant reimbursements	—	—	624,637
Fee income and other	17,063	12,885	9,765
Total operating revenues	3,903,609	3,209,241	3,046,478
Operating Expenses:
Rental property operating and maintenance	1,331,493	1,020,578	957,065
Property taxes and insurance	182,623	172,183	140,918
Depreciation and amortization	1,366,379	1,163,774	1,186,896
General and administrative	351,369	211,097	163,667
Transactions and integration	106,662	27,925	45,327
Impairment of investments in real estate	6,482	5,351	—
Other	1,075	14,118	2,818
Total operating expenses	3,346,083	2,615,026	2,496,691
Operating income	557,526	594,215	549,787
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(57,629)	8,067	32,979
Gain on disposition of properties, net	316,894	267,651	80,049
Gain on deconsolidation, net	—	67,497	—
Interest and other income, net	20,222	66,000	3,481
Interest expense	(333,021)	(353,057)	(321,529)
Loss from early extinguishment of debt	(103,215)	(39,157)	(1,568)
Income tax expense	(38,047)	(11,995)	(2,084)
Net income	362,730	599,221	341,115
Net income attributable to noncontrolling interests	(6,332)	(19,460)	(9,869)
Net income attributable to Digital Realty Trust, Inc.	356,398	579,761	331,246
Preferred stock dividends, including undeclared dividends	(76,536)	(74,990)	(81,316)
Issuance costs associated with redeemed preferred stock	(16,520)	(11,760)	—
Net income available to common stockholders	$263,342	$493,011	$249,930
Net income per share available to common stockholders:
Basic	$1.01	$2.37	$1.21
Diluted	$1.00	$2.35	$1.21
Weighted average common shares outstanding:
Basic	260,098,978	208,325,823	206,035,408
Diluted	262,522,508	209,462,247	206,673,471

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$362,730	$599,221	$341,115
Other comprehensive income (loss):
Foreign currency translation adjustments	230,340	23,975	(11,736)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	21,687	—
(Decrease) increase in fair value of interest rate swaps	(12,425)	(9,232)	8,197
Reclassification to interest expense from interest rate swaps	8,294	(7,446)	(3,969)
Other comprehensive income (loss)	226,209	28,984	(7,508)
Comprehensive income	588,939	628,205	333,607
Comprehensive income attributable to noncontrolling interests	(9,610)	(20,719)	(9,576)
Comprehensive income attributable to Digital Realty Trust, Inc.	$579,329	$607,486	$324,031

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other		Noncontrolling	Noncontrolling
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total	Interests in	Interests in	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Stockholders’	Operating	Consolidated	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	net	Equity	Partnership	Joint Ventures	Interests	Equity
Balance as of December 31, 2017	$53,902	$1,249,560	205,470,300	$2,044	$11,261,461	$(2,055,552)	$(108,432)	$10,349,081	$698,126	$2,243	$700,369	$11,049,450
Conversion of common units to common stock	—	—	711,892	7	61,997	—	—	62,004	(62,004)	—	(62,004)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	220,765	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	1,194	—	—	1,194	—	—	—	1,194
Shares issued under employee stock purchase plan	—	—	69,532	1	5,873	—	—	5,874	—	—	—	5,874
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	(46,833)	(1)	(5,054)	—	—	(5,055)	—	—	—	(5,055)
Units issued in connection with Ascenty Acquisition	—	—	—	—	—	—	—	—	253,837	25,000	278,837	278,837
Amortization of unearned compensation on share-based awards	—	—	—	—	32,456	—	—	32,456	—	—	—	32,456
Reclassification of vested share-based awards	—	—	—	—	(3,772)	—	—	(3,772)	3,772	—	3,772	—
Adjustment to redeemable noncontrolling interests	(37,274)	—	—	—	1,596	—	—	1,596	35,678	—	35,678	37,274
Dividends declared on preferred stock	—	—	—	—	—	(81,316)	—	(81,316)	—	—	—	(81,316)
Dividends and distributions on common stock and common and incentive units	(1,271)	—	—	—	—	(833,364)	—	(833,364)	(32,311)	—	(32,311)	(865,675)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	66,124	66,124	66,124
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	5,915		5,915	—	—	—	5,915
Net income	475	—	—	—	—	331,246	—	331,246	9,705	(311)	9,394	340,640
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(11,279)	(11,279)	(457)	—	(457)	(11,736)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	7,890	7,890	307	—	307	8,197
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(3,826)	(3,826)	(143)	—	(143)	(3,969)
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other		Noncontrolling	Noncontrolling
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total	Interests in	Interests in	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Stockholders’	Operating	Consolidated	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	net	Equity	Partnership	Joint Ventures	Interests	Equity
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$9,858,644	$906,510	$93,056	$999,566	$10,858,210
Conversion of common units to common stock	—	—	2,154,460	22	190,492	—	—	190,514	(190,514)	—	(190,514)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	256,868	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	(2,530)	—	—	(2,530)	—	—	—	(2,530)
Shares issued under employee stock purchase plan	—	—	63,774	—	5,462	—	—	5,462	—	—	—	5,462
Issuance of series K preferred stock, net of offering costs	—	203,264	—	—	—	—	—	203,264	—	—	—	203,264
Issuance of series L preferred stock, net of offering costs	—	334,886	—	—	—	—	—	334,886	—	—	—	334,886
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	(365,050)	—	—	—	(365,050)
Amortization of unearned compensation on share-based awards	—	—	—	—	38,662	—	—	38,662	—	—	—	38,662
Reclassification of vested share-based awards	—	—	—	—	(8,458)	—	—	(8,458)	8,458	—	8,458	—
Adjustment to redeemable noncontrolling interests	25,937	—	—	—	(2,059)	—	—	(2,059)	—	(23,878)	(23,878)	(25,937)
Dividends declared on preferred stock	—	—	—	—	—	(74,990)	—	(74,990)	—	—	—	(74,990)
Dividends and distributions on common stock and common and incentive units	(676)	—	—	—	—	(900,201)	—	(900,201)	(38,278)	—	(38,278)	(938,479)
Contributions from noncontrolling interests in consolidated joint ventures, net of distributions	—	—	—	—	—	—	—	—	—	63,173	63,173	63,173
Deconsolidation of consolidated joint venture	—	—	—	—	—	—	—	—	—	(110,086)	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	(6,318)	—	—	—	(6,318)
Net income	372	—	—	—	—	579,761	—	579,761	20,728	(1,640)	19,088	598,849
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	43,702	43,702	1,960	—	1,960	45,662
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(8,839)	(8,839)	(393)	—	(393)	(9,232)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(7,138)	(7,138)	(308)	—	(308)	(7,446)
Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$9,879,312	$708,163	$20,625	$728,788	$10,608,100

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

						Accumulated	Accumulated		Noncontrolling	Noncontrolling
			Number of		Additional	Dividends in	Other	Total	Interests in	Interests in	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Stockholders’	Operating	Consolidated	Noncontrolling
	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Equity	Partnership	Joint Ventures	Interests	Total Equity

Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$9,879,312	$708,163	$20,625	$728,788	$10,608,100
Conversion of common units to common stock	—	—	1,070,014	10	92,543	—	—	92,553	(92,553)	—	(92,553)	—
Common stock and share-based awards issued in connection with business combinations	—	—	54,487,997	545	7,012,675	—	—	7,013,220	—	—	—	7,013,220
Issuance of common stock, net of costs	—	—	15,920,893	160	1,888,366	—	—	1,888,526	—	—	—	1,888,526
Shares issued under employee stock purchase plan	—	—	58,136	—	6,503	—	—	6,503	—	—	—	6,503
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(8,570)	—	—	(8,570)	—	—	—	(8,570)
Amortization of share-based compensation	—	—	—	—	78,757	—	—	78,757	—	—	—	78,757
Vesting of restricted stock, net	—	—	(148,072)	—	—	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,611)	—	—	(17,611)	17,611	—	17,611	—
Redemption of series G preferred stock	—	(241,468)	—	—	—	(8,532)	—	(250,000)	—	—	—	(250,000)
Redemption of series I preferred stock	—	(242,012)	—	—	—	(7,988)	—	(250,000)	—	—	—	(250,000)
Adjustment to redeemable noncontrolling interests	3,086	—	—	—	(3,086)	—	—	(3,086)	—	—	—	(3,086)
Dividends declared on preferred stock	—	—	—	—	—	(76,536)	—	(76,536)	—	—	—	(76,536)
Dividends and distributions on common stock and common and incentive units	(700)	—	—	—	—	(1,214,701)	—	(1,214,701)	(37,147)	—	(37,147)	(1,251,848)
Contributions from noncontrolling interests	2,089	—	—	—	—	—	—	—	—	97,914	97,914	97,914
Net income (loss)	(4,417)	—	—	—	—	356,398	—	356,398	9,629	1,120	10,749	367,147
Other comprehensive income—foreign currency translation adjustments	488	—	—	—	—	—	226,849	226,849	3,491	—	3,491	230,340
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(11,980)	(11,980)	(445)	—	(445)	(12,425)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	8,063	8,063	231	—	231	8,294

Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$17,717,697	$608,980	$119,659	$728,639	$18,446,336

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$362,730	$599,221	$341,115
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties / deconsolidation, net	(316,894)	(335,148)	(80,049)
Gain on sale of marketable equity security	(17,883)	—	—
Unrealized gain on marketable equity security	(577)	(46,492)	(1,631)
Impairment of investments in real estate	6,482	5,351	—
Equity in loss (earnings) of unconsolidated joint ventures	57,629	(8,067)	(32,979)
Distributions from unconsolidated joint ventures	39,878	44,293	21,905
Write-off due to early lease terminations	9	11,400	2,818
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	1,010,538	809,472	770,275
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	355,841	354,302	416,621
Amortization of share-based compensation	74,577	34,905	27,159
Non-cash amortization of terminated swaps	1,046	1,047	1,120
Allowance for doubtful accounts	6,480	2,159	6,304
Amortization of deferred financing costs	15,286	13,362	11,537
Loss from early extinguishment of debt	103,215	39,157	1,568
Amortization of debt discount/premium	3,916	2,260	3,538
Amortization of acquired above-market leases and acquired below-market leases, net	12,686	17,097	26,530
Changes in assets and liabilities:
Accounts and other receivables	2,432	(8,435)	(21,318)
Deferred rent	(30,430)	(47,858)	(39,905)
Deferred leasing costs	(60,966)	(31,270)	(72,104)
Other assets	(14,363)	(15,599)	(9,145)
Accounts payable, operating lease liabilities and other accrued liabilities	72,280	77,597	63,476
Deferred tax liability, net	10,545	(9,442)	(24,284)
Security deposits and prepaid rents	12,084	4,505	(27,227)
Net cash provided by operating activities	1,706,541	1,513,817	1,385,324
Cash flows from investing activities:
Improvements to investments in real estate	(2,064,066)	(1,436,902)	(1,325,162)
Cash paid for acquisitions	(1,029,652)	(75,704)	(2,090,542)
Deconsolidation of Ascenty cash	—	(97,081)	—
Proceeds from joint venture transactions	—	1,494,881	—
Proceeds from sale of marketable equity security	70,019	—	—
Cash assumed in acquisitions	121,085	—	116,000
Proceeds from sale of assets, net of sales costs	564,615	—	286,204
Investments in unconsolidated joint ventures	(144,323)	(101,101)	(673)
Prepaid construction costs and other investments	(86,887)	(20,672)	(13,254)

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Improvement advances to tenants	(114,614)	(66,078)	(48,502)
Collection of improvement advances to tenants	84,476	27,665	39,936
Net cash used in investing activities	(2,599,347)	(274,992)	(3,035,993)
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$3,638,932	$3,099,685	$3,046,245
Repayments on global revolving credit facilities	(3,476,821)	(4,512,073)	(1,945,594)
Borrowings on unsecured term loans	—	—	467,922
Repayments on unsecured term loans	(300,000)	(375,000)	(674,332)
Borrowings on unsecured senior notes	3,573,120	2,869,240	1,169,006
Repayments on unsecured senior notes	(2,623,383)	(1,539,613)	—
Borrowings on secured debt	—	—	600,000
Principal payments on secured debt	(5,541)	(688)	(594)
Payment of loan fees and costs	(23,921)	(20,944)	(44,299)
Premium paid for early extinguishment of debt	(96,124)	(35,067)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	102,285	63,173	66,124
Proceeds from common and preferred stock offerings, net	1,879,957	535,620	(3,861)
Redemption of preferred stock	(500,000)	(365,050)	—
Proceeds from equity plans	6,503	5,462	5,874
Proceeds from forward swap contract	—	—	1,560
Payment of dividends to preferred stockholders	(76,536)	(74,990)	(81,316)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(1,162,782)	(921,776)	(849,466)
Net cash provided by (used in) financing activities	935,689	(1,272,021)	1,757,269
Net increase (decrease) in cash, cash equivalents and restricted cash	42,883	(33,196)	106,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,484)	(4,773)	15,441
Cash, cash equivalents and restricted cash at beginning of year	97,253	135,222	13,181
Cash, cash equivalents and restricted cash at end of year	$123,652	$97,253	$135,222

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$301,938	$312,848	$288,643
Cash paid for income taxes	20,055	14,607	11,224
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$230,340	$45,662	$(11,736)
(Decrease) increase in other assets related to change in fair value of interest rate swaps	(12,425)	(9,232)	8,197
Noncontrolling interests in operating partnership converted to shares of common stock	92,553	190,514	149,547
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and other accrued liabilities	358,694	197,665	189,508
Assumption of capital lease obligations upon acquisition	—	—	75,030
Non-cash derecognition of capital lease obligation	—	—	17,294
Decrease to goodwill and deferred tax liability	—	(9,436)	—
Allocation of purchase price of other business combinations and asset acquisitions:
Investment in real estate	$945,144	$74,903	$410,712
Cash and cash equivalents	12,537	—	—
Account receivables	8,509	76	—
Operating lease right-of-use assets	1,332	—	—
Goodwill	188,654	—	—
Customer relationship value and other intangibles	68,406	725	—
Other assets	1,326	—	—
Secured debt	(139,569)	—	—
Accounts payable and other accrued liabilities	(20,717)	—	—
Operating lease liabilities	(1,384)	—	—
Security deposits and prepaid rents	(703)	—	—
Common stock issued	(28,168)	—	—
Noncontrolling interests in consolidated joint venture	(5,715)	—	—
Cash paid for acquisition of real estate	$1,029,652	$75,704	$410,712

Allocation of purchase price to business combinations:
Land	$190,970	$—	$—
Building and improvements	3,166,988	—	425,000
Construction in progress and space held for development	397,825	—	—
Operating lease right-of-use assets	553,987	—	—
Goodwill	4,338,711	—	982,667
Customer relationship value and other intangibles	1,052,811	—	495,000
Debt assumed	(1,662,276)	—	—
Operating lease liabilities	(47,797)	—	—
Finance lease obligations	(553,987)	—	—
Other working capital liabilities, net	(24,738)	—	(60,000)
Deferred tax liability	(535,990)	—	—
Noncontrolling interests in operating partnership	—	—	(253,837)
Noncontrolling interests in consolidated joint venture	—	—	(25,000)
Total purchase consideration	6,876,504	—	1,563,830
Assumed cash and cash equivalents	108,548		116,000
Total equity consideration (2020) or cash paid (2018)	$6,985,052	$—	$1,679,830

Deconsolidation of Ascenty:
Investment in real estate	$—	$(362,951)	$—
Account receivables	—	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	—	(480,128)	—
Goodwill	—	(967,189)	—
Other assets	—	(31,099)	—
Secured debt	—	571,873	—
Accounts payable and other accrued liabilities	—	72,449	—
Accumulated other comprehensive loss	—	(21,687)	—
Deconsolidation of Ascenty cash	—	(97,081)	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$—	$(1,340,790)	$—

Recognition of retained investment in unconsolidated Ascenty joint venture	$—	$727,439	$—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	December 31,	December 31,
	2020	2019
ASSETS
Investments in real estate:
Investments in properties, net	20,582,954	14,230,575
Investments in unconsolidated joint ventures	1,148,158	1,287,109
Net investments in real estate	21,731,112	15,517,684
Operating lease right-of-use assets, net	1,386,959	628,681
Cash and cash equivalents	108,501	89,817
Accounts and other receivables, net	603,111	305,501
Deferred rent	528,180	478,744
Goodwill	8,330,996	3,363,070
Customer relationship value, deferred leasing costs and other intangibles, net	3,122,904	2,195,324
Assets held for sale	—	229,934
Other assets	264,528	259,376
Total assets	$36,076,291	$23,068,131
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$531,905	$234,105
Unsecured term loans, net	536,580	810,219
Unsecured senior notes, net	11,997,010	8,973,190
Secured debt, including premiums	239,222	104,934
Operating lease liabilities	1,468,712	693,539
Accounts payable and other accrued liabilities	1,420,162	1,009,154
Deferred tax liabilities, net	698,308	147,381
Accrued dividends and distributions	324,386	234,620
Security deposits and prepaid rents	371,659	208,724
Obligations associated with assets held for sale	—	2,700
Total liabilities	17,587,944	12,418,566

Redeemable noncontrolling interests	42,011	41,465
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $956,250 and $1,456,250 liquidation preference ($25.00 per unit), 38,250,000 and 58,250,000 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	950,940	1,434,420
Common units, 280,289,726 and 208,900,758 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	16,631,747	8,532,814
Limited Partners, 8,046,267 and 8,843,155 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	609,190	711,650
Accumulated other comprehensive income (loss)	134,800	(91,409)
Total partners’ capital	18,326,677	10,587,475
Noncontrolling interests in consolidated joint ventures	119,659	20,625
Total capital	18,446,336	10,608,100
Total liabilities and capital	$36,076,291	$23,068,131

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Rental and other services	$3,886,546	$3,196,356	$2,412,076
Tenant reimbursements	—	—	624,637
Fee income and other	17,063	12,885	9,765
Total operating revenues	3,903,609	3,209,241	3,046,478
Operating Expenses:
Rental property operating and maintenance	1,331,493	1,020,578	957,065
Property taxes and insurance	182,623	172,183	140,918
Depreciation and amortization	1,366,379	1,163,774	1,186,896
General and administrative	351,369	211,097	163,667
Transactions and integration	106,662	27,925	45,327
Impairment of investments in real estate	6,482	5,351	—
Other	1,075	14,118	2,818
Total operating expenses	3,346,083	2,615,026	2,496,691
Operating income	557,526	594,215	549,787
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated joint ventures	(57,629)	8,067	32,979
Gain on disposition of properties, net	316,894	267,651	80,049
Gain on deconsolidation, net	—	67,497	—
Interest and other income, net	20,222	66,000	3,481
Interest expense	(333,021)	(353,057)	(321,529)
Loss from early extinguishment of debt	(103,215)	(39,157)	(1,568)
Income tax expense	(38,047)	(11,995)	(2,084)
Net income	362,730	599,221	341,115
Net loss attributable to noncontrolling interests	3,168	1,640	311
Net income attributable to Digital Realty Trust, L.P.	365,898	600,861	341,426
Preferred units distributions, including undeclared distributions	(76,536)	(74,990)	(81,316)
Issuance costs associated with redeemed preferred units	(16,520)	(11,760)	—
Net income available to common unitholders	$272,842	$514,111	$260,110
Net income per unit available to common unitholders:
Basic	$1.02	$2.37	$1.21
Diluted	$1.01	$2.35	$1.21
Weighted average common units outstanding:
Basic	268,072,983	217,284,755	214,312,871
Diluted	270,496,513	218,421,179	214,950,934

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$362,730	$599,221	$341,115
Other comprehensive income (loss):
Foreign currency translation adjustments	230,340	23,975	(11,736)
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	21,687	—
(Decrease) increase in fair value of interest rate swaps	(12,425)	(9,232)	8,197
Reclassification to interest expense from interest rate swaps	8,294	(7,446)	(3,969)
Other comprehensive income (loss)	226,209	28,984	(7,508)
Comprehensive income	$588,939	$628,205	$333,607
Comprehensive loss attributable to noncontrolling interests	3,168	1,640	311
Comprehensive income attributable to Digital Realty Trust, L.P.	$592,107	$629,845	$333,918

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated		Noncontrolling
	Redeemable	General Partner				Limited Partners		Other	Total	Interests in
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Partners'	Consolidated Joint
	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Capital	Ventures	Total Capital

Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$10,587,475	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	1,070,014	92,553	(1,070,014)	(92,553)	—	—	—	—
Common units and share-based awards issued in connection with business combinations	—	—	—	54,487,997	7,013,220	—	—	—	7,013,220	—	7,013,220
Issuance of common units, net of offering costs	—	—	—	15,920,893	1,888,526	—	—	—	1,888,526	—	1,888,526
Issuance of common units, net of forfeitures	—	—	—	—	—	273,126	—	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	58,136	6,503	—	—	—	6,503	—	6,503
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(7,320)	—	—	—	(7,320)	—	(7,320)
Amortization of share-based compensation	—	—	—	—	77,507	—	—	—	77,507	—	77,507
Vesting of restricted common units, net	—	—	—	(148,072)	—	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,611)	—	17,611	—	—	—	—
Redemption of series G preferred units	—	(10,000,000)	(241,468)	—	(8,532)	—	—	—	(250,000)	—	(250,000)
Redemption of series I preferred units	—	(10,000,000)	(242,012)	—	(7,988)	—	—	—	(250,000)	—	(250,000)
Adjustment to redeemable partnership units	3,086	—	—	—	(3,086)	—	—	—	(3,086)	—	(3,086)
Distributions	(700)	—	—	—	(1,214,701)	—	(37,147)	—	(1,251,848)	—	(1,251,848)
Contributions from noncontrolling interests in consolidated joint ventures	2,089	—	—	—	—	—	—	—	—	97,914	97,914
Net income (loss)	(4,417)	—	—	—	279,862	—	9,629	—	289,491	1,120	290,611
Other comprehensive income—foreign currency translation adjustments	488	—	—	—	—	—	—	230,340	230,340	—	230,340
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(12,425)	(12,425)	—	(12,425)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	8,294	8,294	—	8,294

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$18,326,677	$119,659	$18,446,336

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$362,730	$599,221	$341,115
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties / deconsolidation, net	(316,894)	(335,148)	(80,049)
Gain on sale of marketable equity security	(17,883)	—	—
Unrealized gain on marketable equity security	(577)	(46,492)	(1,631)
Impairment of investments in real estate	6,482	5,351	—
Equity in loss of unconsolidated joint ventures	57,629	(8,067)	(32,979)
Distributions from unconsolidated joint ventures	39,878	44,293	21,905
Write-off due to early lease terminations	9	11,400	2,818
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	1,010,538	809,472	770,275
Amortization of customer relationship value, acquired in-place lease value and deferred leasing costs	355,841	354,302	416,621
Amortization of share-based compensation	74,577	34,905	27,159
Non-cash amortization of terminated swaps	1,046	1,047	1,120
Allowance for doubtful accounts	6,480	2,159	6,304
Amortization of deferred financing costs	15,286	13,362	11,537
Loss from early extinguishment of debt	103,215	39,157	1,568
Amortization of debt discount/premium	3,916	2,260	3,538
Amortization of acquired above-market leases and acquired below-market leases, net	12,686	17,097	26,530
Changes in assets and liabilities:
Accounts and other receivables	2,432	(8,435)	(21,318)
Deferred rent	(30,430)	(47,858)	(39,905)
Deferred leasing costs	(60,966)	(31,270)	(72,104)
Other assets	(14,363)	(15,599)	(9,145)
Accounts payable, operating lease liabilities and other accrued liabilities	72,280	77,597	63,476
Deferred tax liability, net	10,545	(9,442)	(24,284)
Security deposits and prepaid rents	12,084	4,505	(27,227)
Net cash provided by operating activities	1,706,541	1,513,817	1,385,324
Cash flows from investing activities:
Improvements to investments in real estate	(2,064,066)	(1,436,902)	(1,325,162)
Cash paid for acquisitions	(1,029,652)	(75,704)	(2,090,542)
Deconsolidation of Ascenty cash	—	(97,081)	—
Proceeds from joint venture transactions	—	1,494,881	—
Proceeds from sale of marketable equity security	70,019	—	—
Cash assumed in acquisitions	121,085	—	116,000
Proceeds from sale of assets, net of sales costs	564,615	—	286,204
Investments in unconsolidated joint ventures	(144,323)	(101,101)	(673)
Prepaid construction costs and other investments	(86,887)	(20,672)	(13,254)
Improvement advances to tenants	(114,614)	(66,078)	(48,502)
Collection of improvement advances to tenants	84,476	27,665	39,936
Net cash used in investing activities	(2,599,347)	(274,992)	(3,035,993)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Borrowings on global revolving credit facilities	$3,638,932	$3,099,685	$3,046,245
Repayments on global revolving credit facilities	(3,476,821)	(4,512,073)	(1,945,594)
Borrowings on unsecured term loans	—	—	467,922
Repayments on unsecured term loans	(300,000)	(375,000)	(674,332)
Borrowings on unsecured senior notes	3,573,120	2,869,240	1,169,006
Repayments on unsecured senior notes	(2,623,383)	(1,539,613)	—
Borrowings on secured debt	—	—	600,000
Principal payments on secured debt	(5,541)	(688)	(594)
Payment of loan fees and costs	(23,921)	(20,944)	(44,299)
Premium paid for early extinguishment of debt	(96,124)	(35,067)	—
Capital contributions from noncontrolling interests in consolidated joint ventures, net	102,285	63,173	66,124
General partner contributions	1,886,460	541,082	2,013
General partner distributions	(500,000)	(365,050)	—
Proceeds from forward swap contract	—	—	1,560
Payment of distributions to preferred unitholders	(76,536)	(74,990)	(81,316)
Payment of distributions to common unitholders	(1,162,782)	(921,776)	(849,466)
Net cash provided by (used in) financing activities	935,689	(1,272,021)	1,757,269
Net increase (decrease) in cash, cash equivalents and restricted cash	42,883	(33,196)	106,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,484)	(4,773)	15,441
Cash, cash equivalents and restricted cash at beginning of year	97,253	135,222	13,181
Cash, cash equivalents and restricted cash at end of year	$123,652	$97,253	$135,222

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$301,938	$312,848	$288,643
Cash paid for income taxes	20,055	14,607	11,224
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$230,340	$45,662	$(11,736)
(Decrease) increase in other assets related to change in fair value of interest rate swaps	(12,425)	(9,232)	8,197
Limited Partner common units converted to General Partner common units	92,553	190,514	149,547
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and other accrued liabilities	358,694	197,665	189,508
Assumption of capital lease obligations upon acquisition	—	—	75,030
Non-cash derecognition of capital lease obligation	—	—	17,294
Decrease to goodwill and deferred tax liability	—	(9,436)	—

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$945,144	$74,903	$410,712
Cash and cash equivalents	12,537	—	—
Account receivables	8,509	76	—
Operating lease right-of-use assets	1,332	—	—
Goodwill	188,654	—	—
Customer relationship value and other intangibles	68,406	725	—
Other assets	1,326	—	—
Secured debt	(139,569)	—	—
Accounts payable and other accrued liabilities	(20,717)	—	—
Operating lease liabilities	(1,384)	—	—
Security deposits and prepaid rents	(703)	—	—
Common units issued	(28,168)	—	—
Noncontrolling interests in consolidated joint venture	(5,715)	—	—
Cash paid for acquisition of real estate	$1,029,652	$75,704	$410,712

Allocation of purchase price to business combinations:
Land	$190,970	$—	$—
Building and improvements	3,166,988	—	425,000
Construction in progress and space held for development	397,825	—	—
Operating lease right-of-use assets	553,987	—	—
Goodwill	4,338,711	—	982,667
Customer relationship value and other intangibles	1,052,811	—	495,000
Debt assumed	(1,662,276)	—	—
Operating lease liabilities	(47,797)	—	—
Finance lease obligations	(553,987)	—	—
Other working capital liabilities, net	(24,738)	—	(60,000)
Deferred tax liability	(535,990)	—	—
Noncontrolling interests in operating partnership	—	—	(253,837)
Noncontrolling interests in consolidated joint venture	—	—	(25,000)
Total purchase consideration	6,876,504	—	1,563,830
Assumed cash and cash equivalents	108,548	—	116,000
Total equity consideration (2020) or cash paid (2018)	$6,985,052	$—	$1,679,830

Deconsolidation of Ascenty:
Investment in real estate	$-	$(362,951)	$—
Account receivables	-	(24,977)	—
Acquired in-place lease value, deferred leasing costs and intangibles	-	(480,128)	—
Goodwill	-	(967,189)	—
Other assets	-	(31,099)	—
Secured debt	-	571,873	—
Accounts payable and other accrued liabilities	-	72,449	—
Accumulated other comprehensive loss	-	(21,687)	—
Deconsolidation of Ascenty cash	-	(97,081)	—
Net carrying value of Ascenty assets and liabilities deconsolidated	$-	$(1,340,790)	$—

Recognition of retained investment in unconsolidated Ascenty joint venture	$-	$727,439	$—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

December 31, 2020 and 2019

1. Organization and Description of Business

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company), is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The Operating Partnership, a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes. A summary of our data center portfolio as of December 31, 2020 and 2019 is as follows:

	Data Centers
	As of December 31, 2020				As of December 31, 2019
			Unconsolidated				Unconsolidated
Region	Operating		Joint Ventures	Total	Operating	Held for Sale (2)	Joint Ventures	Total
United States	123		16	139	119	11	17	147
Europe	107	(1)	—	107	41	—	—	41
Latin America	—		22	22	—	—	19	19
Asia	7		5	12	5	—	5	10
Australia	6		—	6	5	—	—	5
Africa	3	(1)	—	3	—	—	—	—
Canada	2		—	2	2	1	—	3
Total	248		43	291	172	12	41	225

(1)	Includes 62 data centers in Europe and three data centers in Africa that were acquired as part of the Interxion Combination.
(2)	Includes 10 Powered Base Building® properties, which comprise 12 data centers, that were held for sale to a third party as of December 31, 2019 and subsequently sold in January 2020 (see Note 5).

We are diversified in major metropolitan areas where data center and technology customers are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle, Silicon Valley and Toronto metropolitan areas in North America, the Amsterdam, Athens, Brussels, Copenhagen, Dublin, Dusseldorf, Frankfurt, London, Madrid, Marseille, Paris, Stockholm, Vienna, Zagreb and Zurich metropolitan areas in Europe, the Fortaleza, Querétaro, Rio de Janeiro, Santiago and São Paulo metropolitan areas in Latin America, and the Hong Kong, Melbourne, Osaka, Seoul, Singapore, Sydney, and Tokyo metropolitan areas in the Asia Pacific region. The portfolio consists of data centers, Internet gateway facilities and office and other non-data center space.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2020, Digital Realty Trust, Inc. owns a 97.2% common interest and a 100.0% preferred interest in the Operating Partnership. As of December 31, 2019, Digital Realty Trust, Inc. owned a 95.9% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

As used in these Notes: “Ascenty Acquisition” refers to the acquisition of Ascenty by the Operating Partnership and Stellar Participações S.A. (formerly Stellar Participações Ltda.), a Brazilian subsidiary of the Operating Partnership; “Ascenty joint venture” refers to the joint venture, which owns and operates Ascenty, formed with Brookfield Infrastructure; “Brookfield” refers to Brookfield Infrastructure, an affiliate of Brookfield Asset Management; “DFT” refers to DuPont Fabros Technology, Inc.; “DFT Merger” refers to the Company’s acquisition of DuPont Fabros Technology, Inc.; “DFT Operating Partnership” refers to DuPont Fabros Technology, L.P.; “European Portfolio Acquisition” refers to the Company’s acquisition of a portfolio of eight data centers in Europe; “Interxion” refers to InterXion Holding N.V.; “Interxion Combination” refers to the Company’s combination with InterXion Holding N.V.; and “Telx Acquisition” refers to the Company’s acquisition of Telx Holdings, Inc.

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

December 31, 2020 and 2019

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

(b) Cash, Cash Equivalents and Restricted Cash

For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents consist of investments in money market instruments. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

Cash, cash equivalents, and restricted cash balances as of December 31, 2020, 2019 and 2018:

	Balance as of
(Amounts in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$108,501	$89,817	$126,700
Restricted cash (included in other assets)	15,151	7,436	8,522
Total	$123,652	$97,253	$135,222

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. In the event the underlying asset is goodwill, the difference is not amortized. The amortization of this difference was immaterial for each of the years ended December 31, 2020, 2019 and 2018.

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

December 31, 2020 and 2019

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

(f) Acquisition Accounting

Acquisition accounting is applied to the assets and liabilities acquired from third parties. The Company evaluates the nature of the purchase to determine whether the purchase is a business combination or an asset acquisition. Transaction costs associated with business combinations are expensed as incurred while transaction costs associated with an asset acquisition are included in the total costs of the acquisition and are allocated on a pro-rata basis to the carrying

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

value of the assets and liabilities recognized in connection with the acquisition. The following accounting policies related to valuing the acquired tangible and intangible assets and liabilities are applicable to both business combinations and asset acquisitions. However, in the event the purchase is an asset acquisition, no goodwill or gain is permitted to be recognized. In an asset acquisition, the difference between the sum of the identified tangible and intangible assets and liabilities and the total purchase price (including transactions costs) is allocated to the identified tangible and intangible assets and liabilities on a relative fair value basis. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, acquired ground leases and customer relationship value, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate. When we obtain control of an unconsolidated entity that we previously held as an equity method investment and the acquisition qualifies as a business combination, we account for the acquisition in accordance with the guidance for a business combination achieved in stages. We remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value, derecognize the book value associated with that interest, and recognize any resulting gain or loss in earnings.  If the acquisition qualifies as an asset acquisition, we account for the acquisition under a cost accumulation model, with the cost of the acquisition, including transaction costs allocated to the assets acquired on the basis of relative fair values.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property in an asset acquisition are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs.

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

December 31, 2020 and 2019

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

The Company uses the multi-period excess earnings method to value customer relationship value, if any. Such value exists in transactions that involve the acquisition of customers that are expected to generate recurring revenues beyond existing in-place lease terms. The primary factors to be considered by management in its analysis of customer relationship value include projected revenue growth from existing customers, historical customer lease renewals and attrition rates, rental renewal probabilities and related market terms, estimated operating costs, and discount rate. Customer relationship value is amortized to expense ratably over the anticipated life of substantially all of the customer relationships generating excess earnings, which is the primary period that generated this intangible asset.

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in a business combination. Goodwill is not amortized.  We perform an annual impairment test for goodwill and between annual tests, we evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Prior to 2020, the standard required an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, the entity performed Step 2 and compared the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeded the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. Under the new guidance, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new guidance was effective for us in the first quarter of 2020 and was adopted on a prospective basis. The adoption of this guidance had no significant impact on our consolidated financial statements. We have not recognized any goodwill impairments since our inception. Since some of the goodwill is denominated in foreign currencies, changes to the goodwill balance occur over time due to changes in foreign currency exchange rates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

The following is a summary of goodwill activity for the years ended December 31, 2020 and 2019 (in thousands):

	Balance as of				Impact of Change	Balance as of
	December 31,	Merger /		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2019	Acquisition	Deconsolidation	Adjustments	Exchange Rates	2020

Telx Acquisition	$330,845	$—	$—	$—	$—	$330,845
European Portfolio Acquisition	440,079	—	—	—	23,075	463,154
DFT Merger	2,592,146	—	—	—	—	2,592,146
Interxion Combination	—	4,338,711	—	—	380,156	4,718,867
Other combinations	—	215,949			10,035	225,984
Total	$3,363,070	$4,554,660	$—	$—	$413,266	$8,330,996

	Balance as of				Impact of Change	Balance as of
	December 31,	Merger /		Goodwill	in Foreign	December 31,
	2018	Acquisition	Deconsolidation	Adjustments (1)	Exchange Rates	2019

Telx Acquisition	$330,845	$—	$—	$—	$—	$330,845
European Portfolio Acquisition	442,349	—	—	(9,436)	7,166	440,079
DFT Merger	2,592,146	—	—	—	—	2,592,146
Ascenty Acquisition	982,667	—	(967,189)	—	(15,478)	—
Total	$4,348,007	$—	$(967,189)	$(9,436)	$(8,312)	$3,363,070

(1)	As a result of a subsequent reduction to an acquired deferred tax liability that would not have impacted consideration paid, goodwill was adjusted.

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

December 31, 2020 and 2019

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

During the years ended December 31, 2020, 2019 and 2018, we capitalized interest of approximately $47.3 million, $40.2 million and $34.7 million, respectively. During the years ended December 31, 2020, 2019 and 2018, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $53.7 million, $46.5 million and $39.2 million, respectively.

(i) Deferred Leasing Costs

Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. During the years ended December 31, 2020, 2019 and 2018, we capitalized amounts relating to variable compensation of employees direct and incremental to successful leasing activities of approximately $40.8 million, $30.8 million and $27.2 million, respectively. Deferred leasing costs is included in customer relationship value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $272.3 million and $291.8 million, net of accumulated amortization of $401.4 million and $329.5 million, as of December 31, 2020 and 2019, respectively. Amortization expense on leasing costs was approximately $76.0 million, $75.3 million, and $72.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(j) Marketable Equity Securities

The Company reports its marketable equity securities at fair value, based on quoted market prices (Level 1, as defined by the FASB standard for fair value measurements). Unrealized gains and losses in marketable equity securities are included in interest and other income (expense), net on the consolidated income statements.

As of December 31, 2020 and  2019, marketable equity securities consisted of common stock traded on a public stock exchange.

In June 2020, net proceeds from the sale of marketable equity securities totaled approximately $70.0 million, which resulted in a $17.9 million gain from the mark to market valuation as of March 31, 2020. There were no sales for the years ended December 31, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, the portion of marketable equity security unrealized gains that were recognized in income totaled $0.6 million, $46.5 million and $1.6 million, respectively, and were included in interest and other income, net on the Company's consolidated income statements.

(k) Foreign Currency Translation

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

December 31, 2020 and 2019

are translated using the exchange rates in effect at the time of the cash flows or an average exchange rate for the period, depending on the nature of the cash flow item.

(l) Deferred Financing Costs

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

Changes in the fair value of derivatives are recognized periodically either in earnings or in other comprehensive income (loss), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting, and if so, whether it represents a fair value, cash flow, or net investment hedge. Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in other comprehensive income (loss) would be recognized in earnings. Changes in the fair value of derivatives that are designated and qualify as a hedge of the net investment in foreign operations, to the extent they are included in the assessment of effectiveness, are reported in other comprehensive income (loss) and are deferred until disposal of the underlying assets. Gains and losses representing components excluded from the assessment of effectiveness for cash flow and fair value hedges are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Gains and losses representing components excluded from the assessment of effectiveness for net investment hedges are recognized in earnings on a straight-line basis over the term of the hedge.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2020 and 2019, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2020, 2019 and 2018, we had no such interest or penalties. The tax year 2017 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

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

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

Subsequent application of the new lease accounting guidance

Definition of a lease

Effective January 1, 2019, when we enter into a contract or amend an existing contract, we evaluate whether the contract meets the definition of a lease. To meet the definition of a lease, the contract must meet all three criteria:

i.	One party (lessor) must hold an identified asset;
ii.	The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and
iii.	The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.

Lease classification

The new lease accounting standard also sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine whether a lease should be accounted for as a finance/sales-type lease include any of the following:

i.	Ownership is transferred from lessor to lessee by the end of the lease term;
ii.	An option to purchase is reasonably certain to be exercised;
iii.	The lease term is for the major part of the underlying asset’s remaining economic life;
iv.	The present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset; or
v.	The underlying asset is specialized and is expected to have no alternative use at the end of the lease term.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

Operating leases

We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met:

i.	The timing and pattern of transfer of the lease component and the non-lease component(s) are the same; and
ii.	The lease component would be classified as an operating lease if it were accounted for separately.

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

On January 1, 2019, we adopted the practical expedient that allowed us to not separate expenses reimbursed by our customers (“rental recoveries”) from the associated rental revenue if certain criteria were met. We assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental recoveries are the same and as our leases qualify as operating leases, we accounted for and presented rental revenue and rental recoveries as a single component under rental and other services in our consolidated income statements. Tenant recoveries are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Our leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables. As of December 31, 2020 and 2019, the balance of rent receivable, net of allowance, was $358.0 million and $186.8 million, respectively. Amounts received currently but recognized as revenue in future periods are classified in accounts payable and other accrued liabilities in our consolidated balance sheets. The allowance for doubtful accounts as of December 31, 2020 and 2019 was approximately $18.8 million and $13.8 million, respectively.

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

We make subjective estimates as to the probability of collection of substantially all lease payments over the term of a lease. We specifically analyze customer creditworthiness, accounts receivable and historical bad debts and current economic trends when evaluating the probability of collection. If collection of substantially all lease payments over the term of a lease is deemed not probable, rental revenue would be recognized when payment is received and revenue would not be recognized on a straight-line basis. We monitor the probability of collection over the lease term and in the event the collection of substantially all lease payments is no longer probable, we cease recognizing revenue on a straight-line basis and write-off the balance of all deferred rent related to the lease and commence recording rental revenue on a cash collected basis. In addition, we record a full valuation allowance on the balance of any rent receivable, less the balance of any security deposits or letters of credit. In the event that we subsequently determine the collection is probable, we resume recognizing rental revenue on a straight-line basis and record the incremental revenue such that the cumulative rental revenue is equal to the amount of revenue that would have been recorded on a straight-line basis since the inception of the lease. We also would reverse the allowance for bad debt recorded on the balance of accounts receivable.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it is impacting its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

(t) Revenue Recognition

Interconnection services are included in rental and other services on the consolidated income statements and are generally provided on a month-to-month, one-year or multi-year term. Interconnection services include port and cross-

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

connect services. Port services are typically sold on a one-year or multi-year term and revenue is recognized on a recurring monthly basis (straight-line). The Company bills customers on a monthly basis and recognizes the revenue over the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed. Interconnection services that are not specific to a particular space are accounted for under Topic 606 and have terms that are generally one year or less.

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

The majority of our revenue is derived from lease arrangements, which we account for in accordance with Topic 842. Upon the adoption of Topic 842, we elected the practical expedient that requires us to account for lease and non-lease components associated with that lease as a single lease component and which are recorded within rental and other services. Revenue recognized as a result of applying Topic 606 was less than 6% of total operating revenue for the years ended December 31, 2020, 2019 and 2018.

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

December 31, 2020 and 2019

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

(w) Gains on Disposition of Properties

As of January 1, 2018, we began accounting for the sale or contribution of real estate properties under Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for gain and loss recognition based on transfer of ownership. We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from the disposition of real estate when known.

(x) Gain on Deconsolidation

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

(y) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to the valuation of our real estate properties, customer relationship value, goodwill, accounts receivable and deferred rent, performance-based equity compensation plans and the completeness of accrued liabilities. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(z) Segment and Geographic Information

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

Operating revenues from properties in the United States were $2.6 billion, $2.6 billion and $2.5 billion and outside the United States were $1.3 billion, $0.6 billion and $0.6 billion for the years ended December 31, 2020, 2019 and 2018, respectively. We had investments in real estate located in the United States of $11.3 billion, $10.6 billion and $11.1 billion and outside the United States of $9.3 billion, $3.7 billion and $3.8 billion as of December 31, 2020, 2019 and 2018, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(aa) New Accounting Pronouncements

New Accounting Standards Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters

ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured on an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected.

	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material effect on our consolidated financial statements.

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

	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material effect on our consolidated financial statements.

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

(bb) Reclassification

We have reclassified certain items in the December 31, 2019 consolidated balance sheet to conform to the current year presentation.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

3. Business Combinations and Deconsolidation

Interxion Combination

We obtained control of Interxion on March 9, 2020 and completed the Interxion Combination on March 12, 2020 for total equity consideration of approximately $7.0 billion, including approximately $108.5 million of assumed cash and cash equivalents.

The following table summarizes the acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Final
Amounts
Land	$190,970
Build and improvements	3,166,988
Construction in progress and space held for development	397,825
Operating lease right-of-use assets	553,987
Goodwill	4,338,711
Customer relationship value and other intangibles (1)	1,052,811
Debt assumed	(1,662,276)
Finance lease obligations	(47,797)
Operating lease liabilities	(553,987)
Deferred tax liability, net	(535,990)
Working capital liabilities, net	(24,738)
Total purchase consideration	6,876,504
Assumed cash and cash equivalents	108,548
Total equity consideration	$6,985,052

(1) The weighted average amortization life for customer relationship value is 20 years.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired and tangible and intangible liabilities assumed in the acquisition. As shown above, we recorded approximately $4.3 billion of goodwill related to the Interxion Combination. The goodwill is not expected to be deductible for local tax purposes. The strategic benefits of the acquisition include the Company’s ability to continue its strategy to provide solutions on a global basis with a diversified product offering of data center solutions for both small and large footprint deployments as well as interconnection services. These factors contributed to the goodwill that was recorded upon consummation of the transaction.

The unaudited pro forma financial information set forth below is based on our historical consolidated income statements for the years ended December 31, 2020 and 2019, adjusted to give effect to the Interxion Combination as if it occurred on January 1, 2019. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of Interxion debt in connection with the Interxion Combination.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

	Pro forma (unaudited, in thousands)
	Year Ended December 31,
Digital Realty Trust, Inc.	2020	2019
Total revenue	$4,051,608	$3,758,054
Net income available to common stockholders (1)	$323,889	$267,600

	Pro forma (unaudited, in thousands)
	Year Ended December 31,
Digital Realty Trust, L.P.	2020	2019
Total revenue	$4,051,608	$3,758,054
Net income available to common unitholders (1)	$333,389	$288,700
(1)	Pro forma net income available to common stockholders/unitholders was adjusted to exclude $65.7 million of merger-related costs incurred by the Company during the year ended December 31, 2020 and to include these charges for the year ended December 31, 2019.

Revenues of approximately $691.4 million and net income of approximately $59.4 million associated with the Interxion Combination are included in the consolidated income statement for the year ended December 31, 2020.

In addition to Interxion, we acquired controlling interests in Icolo, Altus IT, and Lamda Hellix in 2020. These business combinations were immaterial to our consolidated financial statements – both individually and in the aggregate.

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

December 31, 2020 and 2019

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

4. Leases

Lessee accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of December 31, 2020, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2020, the termination dates of these ground leases range from 2041 to 2981. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases.

In July 2020, we acquired the freehold to the land under the Hanauer Landstraße campus in Frankfurt along with leasehold agreements to nine of our data centers within the campus (see Note 5) and, as a result, the leases were terminated and right-of-use assets and related lease liabilities of approximately $24.7 million were written off.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 was as follows (in thousands):

	Balance Sheet	Balance as of
	Classification	December 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets, net (1)	$1,386,959	$628,681
Finance lease assets	Buildings and improvements, net (2)	181,753	131,072
Total leased assets		$1,568,712	$759,753

Liabilities:
Operating lease liabilities	Operating lease liabilities	$1,468,712	$693,539
Finance lease liabilities	Accounts payable and other accrued liabilities	233,350	178,086
Total lease liabilities		$1,702,062	$871,625

_________________________

(1) Net of accumulated depreciation and amortization of $148.4 million and $51.7 million as of December 31, 2020 and 2019, respectively.

(2) Net of accumulated depreciation and amortization of $12.5 million and $4.9 million as of December 31, 2020 and 2019, respectively.

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows (in thousands):

		Years Ended
Lease cost	Income Statement Classification	December 31, 2020	December 31, 2019

Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$7,222	$5,074
Interest on lease liabilities	Interest expense	7,060	6,044
Operating lease cost	Rental property operating and maintenance / General and administrative	129,399	90,980
Total lease cost		$143,681	$102,098

As of December 31, 2020, the weighted average remaining lease term for our operating leases and finance leases was 13 years and 22 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 2.8% for operating leases and 3.2% for finance leases at December 31, 2020. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating	Finance
	lease liabilities	lease liabilities
2021	$137,324	$12,578
2022	143,183	13,099
2023	143,606	33,288
2024	144,303	12,039
2025	145,162	12,094
Thereafter	1,046,233	244,675
Total undiscounted future cash flows	1,759,811	327,773
Less: Imputed interest	(291,099)	(94,423)
Present value of undiscounted future cash flows	$1,468,712	$233,350

Lessor accounting

The following table summarizes the minimum lease payments due from our customers on leases with lease periods greater than one year for space in our operating properties, prestabilized development properties and leases of land subject to ground leases at December 31, 2020 (in thousands):

Operating leases
2021	$2,874,204
2022	2,126,375
2023	1,760,337
2024	1,457,784
2025	1,155,144
Thereafter	3,907,635
Total	$13,281,479

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessee has the sole ability to exercise the option. We exclude reimbursements of operating expenses and rental increases that are not fixed.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

5. Investments in Properties

A summary of our investments in properties as of December 31, 2020 and 2019 is as follows:

	As of December 31,
Property Type	2020	2019
Land	$1,106,392	$804,830
Acquired ground lease	10,308	10,725
Buildings and improvements	21,335,396	15,449,884
Tenant improvements	690,892	621,153
	23,142,988	16,886,592
Accumulated depreciation and amortization	(5,555,221)	(4,536,169)
Investments in operating properties, net	17,587,767	12,350,423
Construction in progress and space held for development	2,768,325	1,732,555
Land held for future development	226,862	147,597
Investments in properties, net	$20,582,954	$14,230,575

Acquisitions

For the year ended December 31, 2020, we acquired real estate for approximately $830.0 million in the aggregate (excluding business combinations discussed in Note 3). Acquisitions for the year ended December 31, 2019 were immaterial to our financial statements – both individually and in the aggregate. The table below reflects the purchase price allocation for the real estate acquired in 2020 (in thousands):

Description	Amount	Weighted average remaining intangible amortization life (in years)

Investment in properties	$897,181
Customer relationship value and in-place leases	68,850	15
Working capital, net	7,224
Below-market leases	(2,540)	15
Secured debt	(135,000)
Noncontrolling interests in consolidated joint ventures	(5,715)
Acquisition date fair value	$830,000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

Dispositions

We sold the following real estate properties during the years ended December 31, 2020, 2019 and 2018:

2020 Dispositions

			Gross Proceeds	Gain on Sale
Location / Portfolio	Metro Area	Date Sold	(in millions)	(in millions)
Mapletree portfolio (1)	Various	Jan 14, 2020	$557.0	$306.5
Liverpoolweg 10	Amsterdam	Jul 17, 2020	21.5	10.4
Naritaweg 52	Amsterdam	Dec 30, 2020	6.1	—
			$584.6	$316.9

2019 Dispositions

			Fair Value	Gain on contribution
Location / Portfolio	Metro Area	Date Sold	(in millions)	(in millions)
Mapletree portfolio (2)	Northern Virginia	Nov 1, 2019	$996.6	$266.0

2018 Dispositions

			Gross Proceeds	Gain on Sale
Location	Metro Area	Date Sold	(in millions)	(in millions)
200 Quannapowitt Parkway	Boston	Jan 25, 2018	$15.0	$(0.4)
34551 Ardenwood Boulevard	Silicon Valley	Feb 9, 2018	73.3	25.3
3065 Gold Camp Drive	Sacramento	Mar 14, 2018	14.2	5.4
11085 Sun Center Drive	Sacramento	Mar 14, 2018	36.8	9.1
Austin Portfolio	Austin	Apr 19, 2018	47.6	12.0
2010 East Centennial Circle	Phoenix	May 22, 2018	5.5	(0.5)
1125 Energy Park Drive	Minneapolis	May 31, 2018	7.0	2.8
360 Spear Street	San Francisco	Sep 21, 2018	92.3	26.7
			$291.7	$80.4
(3)	On September 16, 2019, we announced the proposed sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree Investments Pte Ltd (“Mapletree Investments”) and Mapletree Industrial Trust (“MIT” and together with Mapletree Investments, “Mapletree”), at a purchase consideration of approximately $557.0 million. As of December 31, 2019, these 12 data centers had an aggregate carrying value of $229.9 million within total assets and $2.7 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet. The 12 data centers were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy. In January 2020, we closed on the sale of the 12 data centers for a gain of approximately $303.3 million. We provided transitional property management services for one year from the closing date at a customary market rate.
(4)	Consists of three data centers that were contributed to a joint venture with Mapletree.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

6. Investments in Unconsolidated Joint Ventures

As of December 31, 2020 and 2019, our investments in unconsolidated joint ventures accounted for under the equity method of accounting presented in our consolidated balance sheets consist of the following (in thousands):

	Year Joint	# of	Metropolitan			Balance as of	Balance as of
Joint Venture	Venture Formed	Data Centers	Area	% Ownership		December 31, 2020	December 31, 2019

Ascenty (1)	2019	22	Brazil / Chile / Mexico	51	% (2)	$567,192	$787,026
Mapletree	2019	3	Northern Virginia	20%		184,890	196,181
Mitsubishi	2017	4	Osaka / Tokyo	50%		278,947	200,652
CenturyLink	2012	1	Hong Kong	50%		86,600	88,647
Other	Various	13	U.S.	Various		30,529	14,603
Total		43				$1,148,158	$1,287,109

(1) Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.

(2) Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty joint venture, which has a carrying value as of December 31, 2020 and 2019 of approximately $21.9 million and $23.9 million, respectively, and is classified within redeemable noncontrolling interests in our consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

The following tables present summarized financial information for our unconsolidated joint ventures for the years ended December 31, 2020, 2019, and 2018 (in thousands):

								Property	Net	Net
	%	Net Investment	Total	Mortgage	Total			Operating	Operating	Income
2020	Ownership	in Properties	Assets	Loans	Liabilities	Equity	Revenues	Expense	Income	(Loss)
Unconsolidated Joint Ventures
2020 Fifth Avenue	50.00%	$43,255	$52,435	$47,748	$48,119	$4,316	$10,107	$(2,887)	$7,220	$4,393
CenturyLink	50.00%	142,596	181,464	—	8,264	173,200	25,006	(10,241)	14,765	5,581
Mitsubishi	50.00%	734,362	968,957	243,911	358,749	610,208	154,114	(71,001)	83,113	43,746
Ascenty	51.00%	594,322	1,862,402	720,623	833,801	1,028,601	165,680	(60,640)	105,040	(191,161)
Mapletree	20.00%	723,678	985,900	—	38,140	947,760	106,966	(40,904)	66,062	(11,473)
PREI ®	20.00%	359,706	409,836	211,205	278,645	131,191	41,459	(9,182)	32,277	9,446
GCEAR	20.00%	106,316	117,573	89,300	90,709	26,864	21,401	(6,787)	14,614	4,642
Other	Various	19,261	24,371	3,563	3,876	20,495	10,508	(6,945)	3,563	(271)
Total Unconsolidated Joint Ventures		$2,723,496	$4,602,938	$1,316,350	$1,660,303	$2,942,635	$535,241	$(208,587)	$326,654	$(135,097)
Our investment in and share of equity in loss of unconsolidated joint ventures						$1,148,158				$(57,629)

								Property	Net	Net
	%	Net Investment	Total	Mortgage	Total	Equity /		Operating	Operating	Income
2019	Ownership	in Properties	Assets	Loans	Liabilities	(Deficit)	Revenues	Expense	Income	(Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$30,748	$47,485	$134,583	$140,354	$(92,869)	$56,266	$(19,254)	$37,012	$27,422
2020 Fifth Avenue	50.00%	43,918	54,325	48,000	48,703	5,622	9,868	(2,544)	7,324	4,649
CenturyLink	50.00%	148,941	187,241	—	9,947	177,294	24,680	(9,251)	15,429	6,712
Mitsubishi	50.00%	554,828	753,743	231,046	303,130	450,613	84,344	(39,300)	45,044	18,751
Ascenty	51.00%	548,114	2,178,663	629,500	764,603	1,414,060	112,052	(40,250)	71,802	(54,606)
Mapletree	20.00%	765,443	1,042,661	—	23,796	1,018,865	17,852	(6,774)	11,078	(1,872)
PREI ®	20.00%	365,993	421,635	210,915	281,344	140,291	42,157	(9,918)	32,239	9,968
GCEAR	20.00%	109,803	127,444	101,902	104,363	23,081	21,120	(9,073)	12,047	(2,636)
Other	7%-17%	59,901	64,553	4,438	4,706	59,847	11,261	(6,779)	4,482	(31)
Total Unconsolidated Joint Ventures		$2,627,689	$4,877,750	$1,360,384	$1,680,946	$3,196,804	$379,600	$(143,143)	$236,457	$8,357
Our investment in and share of equity in earnings of unconsolidated joint ventures						$1,287,109				$8,067

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

The amounts reflected in the tables above, except for our investment in and share of equity in earnings (loss) of unconsolidated joint ventures, are based on the historical financial information of the individual joint ventures. The debt of our unconsolidated joint ventures generally is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

7. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets and intangible liabilities as of December 31, 2020 and 2019.

	Balance as of
(Amounts in thousands)	December 31, 2020	December 31, 2019
Intangible Assets:
Customer relationship value:
Gross amount	$2,993,093	$1,845,949
Accumulated amortization	(570,886)	(400,570)
Net	$2,422,207	$1,445,379
Acquired in-place lease value:
Gross amount	$1,382,563	$1,357,190
Accumulated amortization	(1,004,421)	(899,071)
Net	$378,142	$458,119
Other (1):
Gross amount	$57,370	$—
Accumulated amortization	(7,107)	—
Net	$50,263	$—
Acquired above-market leases (2):
Gross amount	$280,216	$279,048
Accumulated amortization	(236,922)	(204,233)
Net	$43,294	$74,815
Acquired below-market leases (3):
Gross amount	$401,539	$396,509
Accumulated amortization	(270,649)	(247,735)
Net	$130,890	$148,774
(1)	Included in customer relationship value, deferred leasing costs and other intangibles on the consolidated balance sheet.
(2)	Included in other assets on the consolidated balance sheet.
(3)	Included in accounts payable and other accrued liabilities on the consolidated balance sheet.

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in a decrease in rental and other services revenue of $(10.5) million, $(17.1) million and $(27.3) million for the years ended December 31, 2020, 2019 and 2018, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases was 7.2 years and 2.0 years, respectively, as of December 31, 2020. Estimated annual

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$(2,865)
2022	4,977
2023	9,741
2024	10,393
2025	9,631
Thereafter	55,721
Total	$87,598

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $99.7 million, $143.0 million and $211.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The expected average amortization period for acquired in-place lease value was 5.7 years as of December 31, 2020. The weighted average remaining contractual life for acquired leases excluding renewals or extensions was 5.5 years as of December 31, 2020. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$79,868
2022	60,129
2023	48,911
2024	41,604
2025	35,765
Thereafter	111,865
Total	$378,142

Amortization of customer relationship value (a component of depreciation and amortization expense) was approximately $166.5 million, $128.4 million and $123.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the weighted average remaining contractual life for customer relationship value was 14.7 years. Estimated annual amortization of customer relationship value for each of the five succeeding years and thereafter, commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$177,383
2022	176,611
2023	175,943
2024	175,363
2025	174,861
Thereafter	1,542,046
Total	$2,422,207

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

8. Debt of the Company

In this Note 8, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Unsecured Senior Notes	Defined Name	Initial Issuer (1)
Floating Rate Notes due 2022	2022 Notes	Digital Dutch Finco B.V. (2)
0.125% Notes due 2022	0.125% 2022 Notes	Digital Dutch Finco B.V. (2)
2.750% Notes due 2023	2.750% 2023 Notes	Digital Realty Trust, L.P.
2.625% Notes due 2024	2.625% 2024 Notes	Digital Euro Finco, LLC (2)
2.750% Notes due 2024	2.750% 2024 Notes	Digital Stout Holding, LLC (3)
4.250% Notes due 2025	4.250% 2025 Notes	Digital Stout Holding, LLC (3)
0.625% Notes due 2025	0.625% 2025 Notes	Digital Dutch Finco B.V. (2)
4.750% Notes due 2025	4.750% 2025 Notes	Digital Delta Holdings, LLC (4)
2.500% Notes due 2026	2.500% 2026 Notes	Digital Euro Finco, LLC (2)
3.700% Notes due 2027	3.700% 2027 Notes	Digital Realty Trust, L.P.
1.125% Notes due 2028	1.125% 2028 Notes	Digital Euro Finco, LLC (2)
4.450% Notes due 2028	4.450% 2028 Notes	Digital Realty Trust, L.P.
3.600% Notes due 2029	3.600% 2029 Notes	Digital Realty Trust, L.P.
3.300% Notes due 2029	3.300% 2029 Notes	Digital Stout Holding, LLC (3)
1.500% Notes due 2030	1.500% 2030 Notes	Digital Dutch Finco B.V. (2)
3.750% Notes due 2030	3.750% 2030 Notes	Digital Stout Holding, LLC (3)
1.250% Notes due 2031	1.250% 2031 Notes	Digital Dutch Finco B.V. (2)
1.000% Notes due 2032	1.000% Notes 2032	Digital Dutch Finco B.V. (2)
(1)	Digital Realty Trust, Inc. guarantees the senior notes issued by Digital Realty Trust, L.P. Both Digital Realty Trust, L.P. and Digital Realty Trust, Inc. guarantee the senior notes issued by Digital Stout Holding, LLC, Digital Euro Finco, LLC and Digital Dutch Finco, B.V.
(2)	An indirect wholly owned finance subsidiary of Digital Realty Trust, L.P.
(3)	A wholly owned subsidiary of Digital Realty Trust, L.P.
(4)	Initially a wholly owned subsidiary of Digital Realty Trust, Inc., pursuant to the terms of the indenture, following the consummation of the Telx Acquisition, on October 13, 2015, Digital Delta Holdings, LLC merged with and into Digital Realty Trust, L.P., with Digital Realty Trust, L.P. surviving the merger and assuming Digital Delta Holdings, LLC’s obligations under the 4.750% 2025 Notes, the related indenture and registration rights agreement by operation of law.

Digital Dutch Finco B.V. (2)
Digital Dutch Finco B.V. (2)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

9. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2020 and 2019 is as follows (in thousands):

	Interest Rate at				Principal		Principal
	December 31,				Outstanding at		Outstanding at
Indebtedness	2020		Maturity Date		December 31, 2020		December 31, 2019
Global revolving credit facilities	Various	(1)	Jan 24, 2023	(1)	$540,184	(2)	$245,766	(2)
Deferred financing costs, net					(8,279)		(11,661)
Global revolving credit facilities, net					531,905		234,105
Unsecured Term Loans
2023 Term Loan	Various	(3)(4)	Jan 15, 2023		—	(5)(9)	300,000	(5)
2024 Term Loan	Various	(3)(4)	Jan 24, 2023		537,470	(5)(12)	513,205	(5)
Deferred financing costs, net					(890)		(2,986)
Unsecured term loans, net					536,580		810,219
Unsecured senior notes:
Senior Notes:
3.950% notes due 2022	3.950%		Jul 1, 2022		—	(10)	500,000
Floating rate notes due 2022	EURIBOR + 0.500%		Sep 23, 2022		366,480	(6)	—
3.625% notes due 2022	3.625%		Oct 1, 2022		—	(10)	300,000
0.125% notes due 2022	0.125%		Oct 15, 2022		366,480	(6)	—
2.750% notes due 2023	2.750%		Feb 1, 2023		350,000	(13)	350,000
4.750% notes due 2023	4.750%		Oct 13, 2023		—	(11)	397,710	(7)
2.625% notes due 2024	2.625%		Apr 15, 2024		732,960	(6)	672,780	(6)
2.750% notes due 2024	2.750%		Jul 19, 2024		341,750	(7)	331,425	(7)
4.250% notes due 2025	4.250%		Jan 17, 2025		546,800	(7)	530,280	(7)
0.625% notes due 2025	0.625%		Jul 15, 2025		794,040	(6)	—
4.750% notes due 2025	4.750%		Oct 1, 2025		450,000		450,000
2.500% notes due 2026	2.500%		Jan 16, 2026		1,313,219	(6)	1,205,398	(6)
3.700% notes due 2027	3.700%		Aug 15, 2027		1,000,000		1,000,000
1.125% notes due 2028	1.125%		Apr 9, 2028		610,800	(6)	560,650	(6)
4.450% notes due 2028	4.450%		Jul 15, 2028		650,000		650,000
3.600% notes due 2029	3.600%		Jul 1, 2029		900,000		900,000
3.300% notes due 2029	3.300%		Jul 19, 2029		478,450	(7)	463,995	(7)
1.500% notes due 2030	1.500%		Mar 15, 2030		916,200	(6)	—
3.750% notes due 2030	3.750%		Oct 17, 2030		751,850	(7)	729,135	(7)
1.250% notes due 2031	1.250%		Feb 1, 2031		610,800	(6)	—
1.000% notes due 2032	1.000%		Jan 15, 2032		916,200	(6)	—
Unamortized discounts, net of premiums					(34,988)		(16,145)
Total senior notes, net of discount					12,061,041		9,025,228
Deferred financing costs, net					(64,031)		(52,038)
Total unsecured senior notes, net of discount and deferred financing costs					11,997,010		8,973,190

Secured Debt:
731 East Trade Street	8.22%		Jul 1, 2020		$—	(8)	$1,089
Secured note due March 2023	LIBOR + 1.000	% (4)	Mar 1, 2023		104,000		104,000
Westin	3.290%		Jul 11, 2027		135,000		—
Other secured debt					330		—
Unamortized net (discounts) / premiums					(4)		54
Total secured debt, including premiums					239,326		105,143
Deferred financing costs, net					(104)		(209)
Total secured debt, including premiums and net of deferred financing costs					239,222		104,934
Total indebtedness					$13,304,717		$10,122,448
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

December 31, 2020 and 2019

conditions are met. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index plus a margin of 50 basis points, which is based on the current credit ratings of our long-term debt.
(2)	Balances as of December 31, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-	Balance as of		Weighted-
	December 31,		average	December		average
Denomination of Draw	2020		interest rate	31, 2019		interest rate
Global Revolving Credit Facility
Floating Rate Borrowing (a) (d)
U.S. dollar ($)	$40,000		1.05%	$—		—%
British pound sterling (£)	47,845	(b)	0.93%	—		—%
Euro (€)	284,633	(b)	0.90%	44,852	(c)	0.90%
Australian dollar (AUD)	—		—%	1,264	(c)	1.74%
Singapore dollar (SGD)	111,340	(b)	1.02%	53,199	(c)	2.46%
Canadian dollar (CAD)	9,423	(b)	1.36%	—		—%
Total	$493,241		0.95%	$99,315		1.75%

Yen Revolving Credit Facility (a)	$46,943	(e)	0.50%	$146,451	(e)	0.50%

Total borrowings	$540,184		0.91%	$245,766		1.00%
(a)	The interest rates for floating rate borrowings under the global revolving credit facility currently equal the applicable index, subject to a zero floor, plus a margin of 90 basis points, which is based on the current credit rating of our long-term debt. The interest rate for borrowings under the Yen revolving credit facility equals the applicable index, subject to a zero floor, plus a margin of 50 basis points, which is based on the current credit rating of our long-term debt.
(b)	Based on exchange rates of $1.37 to £1.00, $1.22 to €1.00, $0.76 to 1.00 SGD and $0.79 to 1.00 CAD, respectively, as of December 31, 2020.
(c)	Based on exchange rates of $1.12 to €1.00, $0.70 to 1.00 AUD and $0.74 to 1.00 SGD, respectively, as of December 31, 2019.
(d)	As of December 31, 2020, approximately $60.8 million of letters of credit were issued.
(e)	Based on exchange rates of $0.01 to 1.00 JPY for December 31, 2020 and 2019.
(3)	Interest rates are based on our current senior unsecured debt ratings and is currently 100 basis points over the applicable index for floating rate advances for the 2023 Term Loan and the 2024 Term Loan.
(4)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by a portion of U.S. dollar and Canadian dollar borrowings under the 2023 Term Loan and 2024 Term Loan, and the secured note due March 2023. See Note 16. "Derivative Instruments" for further information.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(5)	Balances as of December 31, 2020 and December 31, 2019 are as follows (balances, in thousands):

	Balance as of		Weighted-		Balance as of		Weighted-
	December 31,		average		December 31,		average
Denomination of Draw	2020		interest rate		2019		interest rate
U.S. dollar ($)	$—		—%		$300,000		2.74	% (d)
Singapore dollar (SGD)	150,699	(a)	1.14%		147,931	(c)	2.68%
Australian dollar (AUD)	223,357	(a)	1.02%		203,820	(c)	1.85%
Hong Kong dollar (HKD)	86,062	(a)	1.27%		85,629	(c)	3.60%
Canadian dollar (CAD)	77,352	(a)	1.47	% (b)	75,825	(c)	3.00	% (d)
Total	$537,470		1.16	% (b)	$813,205		2.62	% (d)
(a)	Based on exchange rates of $0.76 to 1.00 SGD, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD and $0.79 to 1.00 CAD, respectively, as of December 31, 2020.
(b)	As of December 31, 2020, the weighted-average interest rate reflecting interest rate swaps was 1.78% (Canadian dollar) and 1.20% (Total). See Note 16 for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.74 to 1.00 SGD, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD and $0.77 to 1.00 CAD, respectively, as of December 31, 2019.
(d)	As of December 31, 2019, the weighted-average interest rate reflecting interest rate swaps was 2.44% (U.S. dollar), 1.78% (Canadian dollar) and 2.39% (Total). See Note 16 for further discussion on interest rate swaps.

(6)	Based on exchange rates of $1.22 to €1.00 as of December 31, 2020 and $1.12 to €1.00 as of December 31, 2019.
(7)	Based on exchange rates of $1.37 to £1.00 as of December 31, 2020 and $1.33 to £1.00 as of December 31, 2019.
(8)	Debt was repaid in full on April 13, 2020.
(9)	Debt was repaid in full on September 24, 2020. The payment resulted in an early extinguishment charge of approximately $0.9 million during the three months ended September 30, 2020.
(10)	The 3.950% 2022 Notes and 3.625% 2022 Notes were redeemed in full on August 3, 2020. The redemption resulted in an early extinguishment charge of approximately $52.1 million during the three months ended September 30, 2020.
(11)	The 4.750% 2023 Notes were redeemed in full on October 14, 2020. The redemption resulted in an early extinguishment charge of approximately $49.8 million during the three months ended December 31, 2020.
(12)	Debt was repaid in full on January 15, 2021.
(13)	The 2.750% 2023 Notes were redeemed in full on February 4, 2021. The redemption will result in an early extinguishment charge of approximately $17.5 million during the three months ending March 31, 2021.

Global Revolving Credit Facilities

On October 24, 2018, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.35 billion senior unsecured revolving credit facility, which we refer to as the 2018 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on January 15, 2016. In addition, we have the ability from time to time to increase the size of the global revolving credit facility and the unsecured term loans (discussed below), in any combination, by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The 2018 global revolving credit facility matures on January 24, 2023, with two six-month extension options available. The interest rate for borrowings under the 2018 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 90 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. The 2018 global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

includes the ability to add additional currencies in the future. As of December 31, 2020, interest rates are based on 1-month EURIBOR, 1-month HIBOR, 1-month SOR and 1-month CDOR, plus a margin of 0.90%. We have used and intend to use available borrowings under the 2018 global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

The 2018 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2018 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2020, we were in compliance with all of such covenants.

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

The Yen revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the Yen revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2020, we were in compliance with all of such covenants.

Unsecured Term Loans

On October 24, 2018, we refinanced our senior unsecured multi-currency term loan facility and entered into an amended and restated term loan agreement, which we refer to as the 2018 term loan agreement, which governs (i) a $300.0 million 5-year senior unsecured term loan, which we refer to as the 2023 Term Loan, and (ii) an approximately $512 million 5-year senior unsecured term loan, which we refer to as the 2024 Term Loan. The 2018 term loan agreement replaced the $1.55 billion term loan agreement executed on January 15, 2016. The 2023 Term Loan matures on January 15, 2023 and the 2024 Term Loan matures on January 24, 2023 with two six-month extension options. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2018 term loan agreement and the 2018 global revolving credit facility (discussed above), in any combination, by up to $1.25 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 100 basis points over the applicable index for floating rate advances for the 2023 Term

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

Loan and the 2024 Term Loan. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars. On September 24, 2020, the 2023 Term Loan was repaid in full. Based on exchange rates in effect at December 31, 2020, the balance outstanding is approximately $537.5 million, excluding deferred financing costs. We have used borrowings under the term loans for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under 2024 Term Loan are consistent with our 2018 global revolving credit facility and, as of December 31, 2020, we were in compliance with all of such covenants.

Unsecured Senior Notes

			Amount
			Issued (in
Unsecured Senior Notes and Annual		Maturity	millions, local	Net Proceeds	Interest Payment
Interest Rate	Date Issued	Date	currency)	(in millions) (1)	Dates	Initial Issuer (2)
Floating Rate Notes due 2022	Sep 23, 2020	Sep 23, 2022	€300.0	348.7	Quarterly, commencing December 23, 2020	Digital Dutch Finco B.V. (3)
0.125% Notes due 2022	Jan 17, 2020	Oct 15, 2022	€300.0	330.8	Annually, commencing October 15, 2020	Digital Dutch Finco B.V. (3)
2.750% Notes due 2023	Aug 7, 2017	Feb 1, 2023	$350.0	346.9	Semi-annually, commencing February 1, 2018	Digital Realty Trust, L.P.
2.625% Notes due 2024	Apr 15, 2016	Apr 15, 2024	€600.0	670.3	Annually, commencing April 15, 2017	Digital Euro Finco, LLC (3)
2.750% Notes due 2024	Jul 21, 2017	Jul 19, 2024	£250.0	321.3	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (4)
4.250% Notes due 2025	Jan 18, 2013	Jan 17, 2025	£400.0	624.2	Semi-annually, commencing July 17, 2013	Digital Stout Holding, LLC (4)
0.625% Notes due 2025	Jan 17, 2020	Jul 15, 2025	€650.0	712.0	Annually, commencing July 15, 2020	Digital Dutch Finco B.V. (3)
4.750% Notes due 2025	Oct 1, 2015	Oct 1, 2025	$450.0	445.8	Semi-annually, commencing April 1, 2016	Digital Delta Holdings, LLC (5)
2.500% Notes due 2026	Jan 16, 2019	Jan 16, 2026	€1,075.0	1,218.6	Annually, commencing January 16, 2020	Digital Euro Finco, LLC (3)
3.700% Notes due 2027	Aug 7, 2017	Aug 15, 2027	$1,000.0	991.0	Semi-annually, commencing February 15, 2018	Digital Realty Trust, L.P.
1.125% Notes due 2028	Oct 9, 2019	Apr 9, 2028	€500.0	539.7	Annually, commencing April 9, 2020	Digital Euro Finco, LLC (3)
4.450% Notes due 2028	Jun 21, 2018	Jul 15, 2028	$650.0	643.3	Semi-annually, commencing January 15, 2019	Digital Realty Trust, L.P.
3.600% Notes due 2029	Jun 14, 2019	Jul 1, 2029	$900.0	890.6	Semi-annually, commencing January 1, 2020	Digital Realty Trust, L.P.
3.300% Notes due 2029	Jul 21, 2017	Jul 19, 2029	£350.0	448.6	Annually, commencing July 19, 2018	Digital Stout Holding, LLC (4)
1.500% Notes due 2030	Jan 17, 2020	Mar 15, 2030	€750.0	819.1	Annually, commencing March 15, 2021	Digital Dutch Finco B.V. (3)
3.750% Notes due 2030	Oct 17, 2018 and Mar 9, 2019	Oct 17, 2030	£550.0	716.8	Annually, commencing October 17, 2019	Digital Stout Holding, LLC (4)
1.250% Notes due 2031	Jun 26, 2020	Feb 1, 2031	€500.0	553.2	Annually, commencing February 1, 2021	Digital Dutch Finco B.V. (3)
1.000% Notes due 2032	Sep 23, 2020	Jan 15, 2032	€750.0	860.0	Annually, commencing January 15, 2021	Digital Dutch Finco B.V. (3)
(1)	Amounts are in U.S. dollars, based on the exchange rate on the date of issuance. Net proceeds are equal to principal amount less initial purchaser discount and other debt issuance costs.
(2)	Digital Realty Trust, Inc. guarantees the senior notes issued by Digital Realty Trust, L.P. Both Digital Realty Trust, L.P. and Digital Realty Trust, Inc. guarantee the senior notes issued by Digital Stout Holding, LLC, Digital Euro Finco, LLC and Digital Dutch Finco, B.V.
(3)	An indirect wholly owned finance subsidiary of Digital Realty Trust, L.P.
(4)	A wholly owned subsidiary of Digital Realty Trust, L.P.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2020 and 2019

(5)	Initially a wholly owned subsidiary of Digital Realty Trust, Inc., pursuant to the terms of the indenture, following the consummation of the Telx Acquisition, on October 13, 2015, Digital Delta Holdings, LLC merged with and into Digital Realty Trust, L.P., with Digital Realty Trust, L.P. surviving the merger and assuming Digital Delta Holdings, LLC’s obligations under the 4.750% 2025 Notes, the related indenture and registration rights agreement by operation of law.

The indentures governing each of the senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2020, we were in compliance with each of these financial covenants.

The table below summarizes our debt maturities and principal payments as of December 31, 2020 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Term Loans(1)	Senior Notes	Secured Debt	Total Debt
2021	$—	$—	$—	$—	$—
2022	—	—	732,960	330	733,290
2023	493,241	537,470	350,000	104,000	1,484,711
2024	46,943	—	1,074,710	—	1,121,653
2025	—	—	1,790,840	—	1,790,840
Thereafter	—	—	8,147,519	135,000	8,282,519
Subtotal	$540,184	$537,470	$12,096,029	$239,330	$13,413,013
Unamortized discount	—	—	(40,915)	(4)	(40,919)
Unamortized premium	—	—	5,927	—	5,927
Total	$540,184	$537,470	$12,061,041	$239,326	$13,378,021
(1)	The global revolving credit facility and the 2024 unsecured term loan are subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility or the 2024 unsecured term loan, as applicable.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

10. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income available to common stockholders	$263,342	$493,011	$249,930
Weighted average shares outstanding—basic	260,098,978	208,325,823	206,035,408
Potentially dilutive common shares:
Unvested incentive units	120,775	165,185	141,260
Unvested restricted stock	177,244	—	—
Forward equity offering	1,596,476	813,073	33,315
Market performance-based awards	529,035	158,166	463,488
Weighted average shares outstanding—diluted	262,522,508	209,462,247	206,673,471
Income per share:
Basic	$1.01	$2.37	$1.21
Diluted	$1.00	$2.35	$1.21

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2020	2019	2018
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	7,974,005	8,958,932	8,227,463
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,489,983	1,695,765	1,876,584
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	1,452,809	2,102,655	2,326,861
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	—	789,846	3,409,772
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	1,269,035	2,105,116	2,329,584
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,475,721	1,679,534	1,858,622
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,551,801	1,334,691	—
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,543,639	670,823	—
Total	17,756,993	19,337,362	20,028,886

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

11. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2020	2019	2018
Net income available to common unitholders	$272,842	$514,111	$260,110
Weighted average units outstanding—basic	268,072,983	217,284,755	214,312,871
Potentially dilutive common units:
Unvested incentive units	120,775	165,185	141,260
Unvested restricted units	177,244	—	—
Forward equity offering	1,596,476	813,073	33,315
Market performance-based awards	529,035	158,166	463,488
Weighted average units outstanding—diluted	270,496,513	218,421,179	214,950,934
Income per unit:
Basic	$1.02	$2.37	$1.21
Diluted	$1.01	$2.35	$1.21

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2020	2019	2018
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Units	1,489,983	1,695,765	1,876,584
Potentially dilutive Series G Cumulative Redeemable Preferred Units	1,452,809	2,102,655	2,326,861
Potentially dilutive Series H Cumulative Redeemable Preferred Units	—	789,846	3,409,772
Potentially dilutive Series I Cumulative Redeemable Preferred Units	1,269,035	2,105,116	2,329,584
Potentially dilutive Series J Cumulative Redeemable Preferred Units	1,475,721	1,679,534	1,858,622
Potentially dilutive Series K Cumulative Redeemable Preferred Units	1,551,801	1,334,691	—
Potentially dilutive Series L Cumulative Redeemable Preferred Units	2,543,639	670,823	—
Total	9,782,988	10,378,430	11,801,423

12. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company’s accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2020, 2019 and 2018.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, we had deferred tax liabilities net of deferred tax assets of approximately $737.3 million and $143.4 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Interxion Combination in March 2020, the European Portfolio Acquisition in July 2016 and the Sentrum portfolio acquisition during 2012. The valuation allowance against the deferred tax assets at December 31, 2020 and 2019 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions.

Deferred income tax assets and liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Gross deferred tax assets:
Net operating loss carryforwards	$164,294	$63,280
Basis difference - real estate property	748,411	9,955
Basis difference - intangibles	2,368	1,071
Straight-line rent	1,121	1,404
Other - temporary differences	60,840	17,624
Total gross deferred tax assets	977,034	93,334
Valuation allowance	(108,060)	(40,795)
Total deferred tax assets, net of valuation allowance	868,974	52,539
Gross deferred tax liabilities:
Basis difference - real estate property	1,338,612	162,095
Basis difference - equity investments	4,000	4,000
Basis difference - intangibles	246,950	1,547
Straight-line rent	6,884	8,044
Other - temporary differences	9,805	20,218
Total gross deferred tax liabilities	1,606,251	195,904
Net deferred tax liabilities	$737,277	$143,365

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

13. Equity and Accumulated Other Comprehensive Income (Loss), Net

(a) Equity Distribution Agreements

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an amendment, which we refer to as the 2020 Amendment, to our ATM equity offering sales agreement dated January 4, 2019, which, as amended, we refer to as the Sales Agreement, with BofA Securities, Inc., Barclays Capital Inc., BTIG, LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC, or the Agents, to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through, at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $893.8 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.90 per share after payment of approximately $9.0 million of commissions to the Agents, and approximately $749.4 million remains available for future sales under the program. For the year ended December 31, 2019, there were no sales made under the program.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(c) Redeemable Preferred Stock

				Total
				Liquidation	Annual	Shares Outstanding as of		Balance (in thousands, net of
	Date(s)	Initial Date to		Value (in	Dividend	December 31,		issuance costs) as of December 31,
Preferred Stock (1)	Issued	Redeem (2)	Share Cap (3)	thousands) (4)	Rate (5)	2020	2019	2020	2019
6.625% Series C Cumulative Redeemable Perpetual Preferred Stock	Sep 14, 2017	May 15, 2021	0.6389035	$201,250	$1.65625	8,050,000	8,050,000	$219,250	$219,250
5.875% Series G Cumulative Redeemable Preferred Stock	Apr 9, 2013	Apr 9, 2018	0.7532000	—	1.46875	—	10,000,000	—	241,468
6.350% Series I Cumulative Redeemable Preferred Stock	Aug 24, 2015	Aug 24, 2020	0.7623100	—	1.58750	—	10,000,000	—	242,012
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
5.850% Series K Cumulative Redeemable Preferred Stock	Mar 13, 2019	Mar 13, 2024	0.4361100	210,000	1.46250	8,400,000	8,400,000	203,264	203,264
5.200% Series L Cumulative Redeemable Preferred Stock	Oct 10, 2019	Oct 10, 2024	0.3851800	345,000	1.30000	13,800,000	13,800,000	334,886	334,886
				$956,250		38,250,000	58,250,000	$950,940	$1,434,420
(1)	All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.
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

December 31, 2020 and 2019

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

(d) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2020 and 2018:

	December 31, 2020		December 31, 2019
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	280,289,726	97.2%	208,900,758	95.9%
Noncontrolling interests consist of:
Common units held by third parties	6,212,369	2.2%	6,820,201	3.2%
Incentive units held by employees and directors (see Note 15)	1,833,898	0.6%	2,022,954	0.9%
	288,335,993	100.0%	217,743,913	100.0%

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

December 31, 2020 and 2019

generally would be required to indemnify each such DFT Operating Partnership unitholder for the tax liability resulting from such failure, as determined under the new tax protection agreement.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,078.9 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2020 and 2019, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2020, 2019 and 2018:

	Common Units	Incentive Units	Total
As of December 31, 2017	6,899,094	1,590,001	8,489,095
Common units issued in connection with the Ascenty Acquisition	2,338,874	—	2,338,874
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(601,822)	—	(601,822)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(110,070)	(110,070)
Incentive units issued upon achievement of market performance condition	—	357,956	357,956
Grant of incentive units to employees and directors	—	128,986	128,986
Cancellation / forfeitures of incentive units held by employees and directors	—	(22,135)	(22,135)
As of December 31, 2018	8,636,146	1,944,738	10,580,884
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,815,945)	—	(1,815,945)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(338,515)	(338,515)
Incentive units issued upon achievement of market performance condition	—	319,279	319,279
Grant of incentive units to employees and directors	—	120,368	120,368
Cancellation / forfeitures of incentive units held by employees and directors	—	(22,916)	(22,916)
As of December 31, 2019	6,820,201	2,022,954	8,843,155
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(607,832)	—	(607,832)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(461,912)	(461,912)
Incentive units issued upon achievement of market performance condition	—	147,570	147,570
Grant of incentive units to employees and directors	—	128,049	128,049
Cancellation / forfeitures of incentive units held by employees and directors	—	(2,763)	(2,763)
As of December 31, 2020	6,212,369	1,833,898	8,046,267
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(e) Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2020, 2019 and 2018 (in thousands):

		Series C	Series G		Series H		Series I		Series J	Series K		Series L
		Preferred	Preferred		Preferred		Preferred		Preferred	Preferred		Preferred		Common
Date dividend declared	Dividend payment date	Stock	Stock		Stock		Stock		Stock	Stock		Stock		Stock
March 1, 2018	March 30, 2018	$3,333	$3,672		$6,730		$3,969		$2,625	$—		$—		$208,015	(1)
May 8, 2018	June 29, 2018	3,333	3,672		6,730		3,969		2,625	—		—		208,071	(1)
August 14, 2018	September 28, 2018	3,333	3,672		6,730		3,969		2,625	—		—		208,166	(1)
November 12, 2018	December 31, 2018 for Preferred Stock; January 15, 2019 for Common Stock	3,333	3,672		6,730		3,969		2,625	—		—		208,415	(1)
		$13,332	$14,688		$26,920		$15,876		$10,500	$—		$—		$832,667
February 21, 2019	March 29, 2019	$3,333	$3,672		$6,730		$3,969		$2,625	$—		$—		$224,802	(4)
May 13, 2019	June 28, 2019	3,333	3,672		—	(2)	3,969		2,625	3,686	(3)	—		224,895	(4)
August 13, 2019	September 30, 2019	3,333	3,672		—		3,969		2,625	3,071		—		225,188	(4)
November 19, 2019	December 31, 2019 for Preferred Stock; January 15, 2020 for Common Stock	3,333	3,672		—		3,969		2,625	3,071		4,036	(5)	225,488	(4)
		$13,332	$14,688		$6,730		$15,876		$10,500	$9,828		$4,036		$900,373

February 26, 2020	March 31, 2020	$3,333	$3,672		$—		$3,969		$2,625	$3,071		$4,485		$295,630	(8)
May 12, 2020	June 30, 2020	3,333	3,672		—		3,969		2,625	3,071		4,485		301,005	(8)
August 11, 2020	September 30, 2020	3,333	3,672		—		—	(7)	2,625	3,071		4,485		303,006	(8)
November 10, 2020	December 31, 2020 for Preferred Stock; January 15, 2021 for Common Stock	3,333	—	(6)	—		—		2,625	3,071		4,485		314,280	(8)
		$13,332	$11,016		$—		$7,938		$10,500	$12,284		$17,940		$1,213,921
Annual rate of dividend per share		$1.65625	$1.46875		$1.84375		$1.58750		$1.31250	$1.46250		$1.30000
(1)	$4.040 annual rate of dividend per share.
(2)	Redeemed on April 1, 2019 for $25.00 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common stockholders.
(3)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2019.
(4)	$4.320 annual rate of dividend per share.
(5)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2019.
(6)	Redeemed on October 15, 2020 for $25.057118 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common stockholders.
(7)	Redeemed on September 8, 2020 for $25.29545 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common stockholders.
(8)	$4.480 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

(f) Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2018	$(158,649)	$17,264	$25,738	$(115,647)
Net current period change	22,015	(8,839)	—	13,176
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(7,138)	—	(7,138)
Balance as of December 31, 2019	$(114,947)	$1,287	$25,738	$(87,922)
Net current period change	213,707	(11,980)	13,142	214,869
Reclassification to interest expense from interest rate swaps	—	8,063	—	8,063
Balance as of December 31, 2020	$98,760	$(2,630)	$38,880	$135,010

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

(b) Equity Distribution Agreement

On May 11, 2020, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into the 2020 Amendment to increase the number of shares of common stock Digital Realty Trust, Inc. could issue and sell from time to time through,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

at its discretion, any of the Agents as its sales agents or as principals. Sales may also be made on a forward basis pursuant to separate forward sale agreements. In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2020, Digital Realty Trust, Inc. generated net proceeds of approximately $893.8 million from the issuance of approximately 6.1 million common shares under the Sales Agreement at an average price of $146.90 per share after payment of approximately $9.0 million of commissions to the Agents and approximately $749.4 million remains available for future sales under the program. The proceeds from the issuances for the year ended December 31, 2020 were contributed to our Operating Partnership in exchange for the issuance of approximately 6.1 million common units to Digital Realty Trust, Inc.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(d) Redeemable Preferred Units

			Total
			Liquidation	Annual	Units Outstanding as		Balance (in thousands, net of
	Date(s)	Initial Date to	Value (in	Distribution	of December 31,		issuance costs) as of December 31,
Preferred Units (1)	Issued	Redeem (2)	thousands) (3)	Rate (4)	2020	2019	2020	2019
6.625% Series C Cumulative Redeemable Perpetual Preferred Units	Sep 14, 2017	May 15, 2021	$201,250	$1.65625	8,050,000	8,050,000	$219,250	$219,250
5.875% Series G Cumulative Redeemable Preferred Units	Apr 9, 2013	Apr 9, 2018	—	1.46875	—	10,000,000	—	241,468
6.350% Series I Cumulative Redeemable Preferred Units	Aug 24, 2015	Aug 24, 2020	—	1.58750	—	10,000,000	—	242,012
5.250% Series J Cumulative Redeemable Preferred Units	Aug 7, 2017	Aug 7, 2022	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
5.850% Series K Cumulative Redeemable Preferred Units	Mar 13, 2019	Mar 13, 2024	210,000	1.46250	8,400,000	8,400,000	203,264	203,264
5.200% Series L Cumulative Redeemable Preferred Units	Oct 10, 2019	Oct 10, 2024	345,000	1.30000	13,800,000	13,800,000	334,886	334,886
			$956,250		38,250,000	58,250,000	$950,940	$1,434,420
(1)	All series of preferred units do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred units will rank senior to common units and on parity with the other series of preferred units.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the corresponding series of preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption. The Operating Partnership is required to redeem the corresponding series of preferred units in the event that the General Partner redeems a series of preferred stock.
(3)	Liquidation preference is $25.00 per unit.
(4)	Distributions on preferred units are cumulative and payable quarterly in arrears.

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

December 31, 2020 and 2019

that the common units and incentive units of the Operating Partnership met the criteria to be classified within capital, except for certain common units issued to certain former DFT Operating Partnership unitholders in the DFT Merger which are subject to certain restrictions and are not presented as permanent capital in the consolidated balance sheet.

The redemption value of the limited partners’ common units and the vested incentive units was approximately $1,078.9 million and $997.6 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2020 and 2019, respectively.

(f) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2020, 2019 and 2018 (in thousands):

		Series C	Series G		Series H		Series I		Series J	Series K		Series L
		Preferred	Preferred		Preferred		Preferred		Preferred	Preferred		Preferred		Common
Date distribution declared	Distribution payment date	Units	Units		Units		Units		Units	Units		Units		Units
Mar 1, 2018	March 30, 2018	$3,333	$3,672		$6,730		$3,969		$2,625	$—		$—		$216,953	(1)
May 8, 2018	June 29, 2018	3,333	3,672		6,730		3,969		2,625	—		—		216,789	(1)
Aug 14, 2018	September 28, 2018	3,333	3,672		6,730		3,969		2,625	—		—		216,825	(1)
Nov 12, 2018	December 31, 2018 for Preferred Units; January 15, 2019 for Common Units	3,333	3,672		6,730		3,969		2,625	—		—		216,838	(1)
		$13,332	$14,688		$26,920		$15,876		$10,500	$—		$—		$867,405
February 21, 2019	March 29, 2019	$3,333	$3,672		$6,730		$3,969		$2,625	$—		$—		$235,256	(4)
May 13, 2019	June 28, 2019	3,333	3,672		—	(2)	3,969		2,625	3,686	(3)	—		235,142	(4)
August 13, 2019	September 30, 2019	3,333	3,672		—		3,969		2,625	3,071		—		235,164	(4)
November 19, 2019	December 31, 2019 for Preferred Units; January 15, 2020 for Common Units	3,333	3,672		—		3,969		2,625	3,071		4,036	(5)	235,154	(4)
		$13,332	$14,688		$6,730		$15,876		$10,500	$9,828		$4,036		$940,716

February 26, 2020	March 31, 2020	$3,333	$3,672		$—		$3,969		$2,625	$3,071		$4,485		$305,267	(8)
May 12, 2020	June 30, 2020	3,333	3,672		—		3,969		2,625	3,071		4,485		310,421	(8)
August 11, 2020	September 30, 2020	3,333	3,672		—		—	(7)	2,625	3,071		4,485		312,262	(8)
November 10, 2020	December 31, 2020 for Preferred Units; January 15, 2021 for Common Units	3,333	—	(6)	—		—		2,625	3,071		4,485		323,453	(8)
		$13,332	$11,016		$—		$7,938		$10,500	$12,284		$17,940		$1,251,403

Annual rate of distribution per unit		$1.65625	$1.46875		$1.84375		$1.58750		$1.31250	$1.46250		$1.30000
(1)	$4.040 annual rate of distribution per unit.
(2)	Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.
(3)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.
(4)	$4.320 annual rate of distribution per unit.
(5)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2019.
(6)	Redeemed on October 15, 2020 for $25.057118 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common unitholders.
(7)	Redeemed on September 8, 2020 for $25.29545 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common unitholders
(8)	$4.480 annual rate of distribution per unit.

(g) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2018	$(163,531)	$16,986	$26,152	$(120,393)
Net current period change	23,975	(9,232)	—	14,743
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	21,687	—	—	21,687
Reclassification to interest expense from interest rate swaps	—	(7,446)	—	(7,446)
Balance as of December 31, 2019	$(117,869)	$308	$26,152	$(91,409)
Net current period change	216,815	(12,425)	13,525	217,915
Reclassification to interest expense from interest rate swaps	—	8,294	—	8,294
Balance as of December 31, 2020	$98,946	$(3,823)	$39,677	$134,800

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

As of December 31, 2020, approximately 6.0 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

Below is a summary of our compensation expense for the years ended December 31, 2020, 2019 and 2018 and our unearned compensation as of December 31, 2020 and December 31, 2019 (in millions):

									Expected
									period to
	Deferred Compensation						Unearned Compensation		recognize
	Expensed			Capitalized			As of	As of	unearned
	Year Ended December 31,			Year Ended December 31,			December 31,	December 31,	compensation
Type of incentive award	2020	2019	2018	2020	2019	2018	2020	2019	(in years)
Long-term incentive units	$12.8	$8.7	$6.8	$0.2	$0.2	$0.2	$15.1	$15.4	2.1
Performance-based awards (1)	24.8	13.0	12.7	0.6	0.8	0.8	34.4	28.4	2.4
Restricted stock	15.1	11.5	6.1	3.2	2.8	4.2	41.5	29.1	2.3
Interxion awards	19.7	—	—	—	—	—	27.2	—	2.2
(1)	In addition to the market performance-based awards and long-term incentive awards described in Notes 15(a) and 15(b), this also includes one-time grants of 58,561 performance-based Class D units and 6,148 performance-based restricted stock units, subject to attainment of performance metrics related to successful integration of the Interxion Combination, and one-time grants of 22,426 time-based profits interest units and 3,209 time-based restricted stock units subject to the closing of the Interxion Combination and continued service to certain of the Company’s executive officers and other employees. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed between two and three years, the current vesting period of these awards.

The following table sets forth the weighted-average fair value of for each type of incentive award at the date of grant for the years ended December 31, 2020, 2019 and 2018:

	Weighted-Average Fair Value at Date of Grant
Type of incentive award	2020	2019	2018
Long-term incentive units	$134.55	$116.22	$101.86
Performance-based awards	159.34	114.97	119.29
Restricted stock	138.82	115.25	100.33
Interxion awards	120.67	—	—

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

Below is a summary of our long-term incentive unit activity for the year ended December 31, 2020.

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested Long-term Incentive Units	Units	Value	Life (Years)	(in thousands)
Unvested, beginning of period	208,287	$110.00
Granted	128,049	134.55
Vested	(98,038)	98.22
Cancelled or expired	(2,763)	112.82
Unvested, end of period	235,535	$122.22	2.09	$32,859
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2020.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

The aggregate intrinsic value of long-term incentive units that vested in 2020, 2019 and 2018 was $11.6 million, $5.7 million and $4.2 million, respectively. As of December 31, 2020, we had approximately 0.9 million long-term incentive units that were outstanding and exercisable with an aggregate intrinsic value of approximately $122.0 million (based on the market price of our common stock as of December 31, 2020).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(b) Market Performance-Based Awards

During the years ended December 31, 2020, 2019 and 2018, the Compensation Committee of the Board of Directors of Digital Realty Trust, Inc. approved the grant of market performance-based Class D units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of Digital Realty Trust, Inc.’s common stock (collectively, the “awards”), under the 2014 Incentive Award Plan to officers and employees of the Company.

The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2018, January 2019 or January 2020, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to the applicable employee’s continued service. Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the applicable Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

			Market
	2018 / 2019	2020	Performance
	RMS Relative	RMS Relative	Vesting
Level	Market Performance	Market Performance	Percentage
Below Threshold Level	≤ -300 basis points	≤ -500 basis points	0%
Threshold Level	-300 basis points	-500 basis points	25%
Target Level	100 basis points	0 basis points	50%
High Level	≥ 500 basis points	≥ 500 basis points	100%

If the RMS Relative Market Performance falls between the levels specified above, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.

In January 2021, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2018 awards and, accordingly, 240,377 Class D units (including 20,725 distribution equivalent units that immediately vested on December 31, 2020) and 63,498 RSUs performance vested, subject to service-based vesting. On February 27, 2021, 50% of the 2018 awards vested and the remaining 50% will vest on February 27, 2022, subject to continued employment through the applicable vesting date.

In January 2020, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the RMS Relative Market Performance fell between the target and high level for the 2017 awards and, accordingly, 137,816 Class D units (including 10,971 distribution equivalent units that immediately vested on December 31, 2019) and 29,141 RSUs performance vested, subject to service-based vesting. On February 27, 2020, 50% of the 2017 awards vested and the remaining 50% vested on February 27, 2021.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

In January 2019, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2016 awards and, accordingly, 339,317 Class D units (including 31,009 distribution equivalent units that immediately vested on December 31, 2018) and 56,778 RSUs performance vested, subject to service-based vesting. On February 27, 2019, 50% of the 2016 awards vested and the remaining 50% vested on February 27, 2020.

Following the completion of the applicable Market Performance Period, the 2018 awards that have satisfied the market condition, vested 50% on February 27, 2021 and will vest 50% on February 27, 2022, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2019 awards that satisfy the market condition, if any, will vest 50% on February 27, 2022 and 50% on February 27, 2023, subject to continued employment through each applicable vesting date. Following the completion of the applicable Market Performance Period, the 2020 awards that satisfy the market condition, if any, will vest 50% on February 27, 2023 and 50% on February 27, 2024, subject to continued employment through the applicable vesting date.

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

The expected stock price volatility assumption is calculated based on our historical volatility, which is calculated over a period of time commensurate with the expected term of the awards being valued. The expected dividend yield assumption used in the Monte Carlo simulation represents the percent of return to a stock that is available to the holder of an award. Because the holders of the awards receive dividend equivalents, an expected dividend yield assumption of 0.00% was used in the valuation. These valuations were performed in a risk-neutral framework, and no assumption was made with respect to an equity risk premium.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

The grant date fair value of the Class D unit and RSU awards was approximately $17.2. million, $22.3 million and $21.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

The aggregate intrinsic value of the Class D unit and RSU awards that vested in 2020, 2019 and 2018 was $24.3 million, $32.7 million and $29.3 million, respectively.

(c) Restricted Stock

Below is a summary of our restricted stock activity for the year ended December 31, 2020.

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (2)
Unvested Restricted Stock	Shares	Value	Life (Years)	(in thousands)
Unvested, beginning of period	372,792	$108.47
Granted (1)	831,606	126.43
Vested	(385,905)	116.19
Cancelled or expired	(35,274)	120.31
Unvested, end of period	783,219	$123.04	2.28	$108,797
(1)	Includes 567,810 shares issued pursuant to the converted and adjusted Interxion equity awards as part of the Interxion Combination.
(2)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2020.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.

The aggregate intrinsic value of restricted stock that vested in 2020, 2019 and 2018 was $53.4 million, $14.0 million and $10.0 million, respectively.

(d) Defined Contribution Plans

We have a 401(k) plan whereby our U.S. employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $5.5 million, $5.2 million, and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interxion has a defined contribution pension plan for most of its employees. Contributions are made in accordance with the defined contribution pension plan and are expensed as incurred.

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

December 31, 2020 and 2019

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2020 or December 31, 2019.

The Company presents its interest rate derivatives in its consolidated balance sheets on a gross basis as interest rate swap assets (recorded in other assets) and interest rate swap liabilities (recorded in accounts payable and other accrued liabilities). As of December 31, 2020, there was no impact from netting arrangements as the Company did not have any derivatives in liability positions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

As of December 31, 2020 and December 31, 2019, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

								Fair Value at Significant Other
Notional Amount								Observable Inputs (Level 2)
As of		As of						As of	As of
December 31,		December 31,		Type of	Strike	Effective	Expiration	December 31,	December 31,
2020		2019		Derivative	Rate	Date	Date	2020 (3)	2019 (3)
Currently-paying contracts
$—		$29,000	(1)	Swap	1.016	Apr 6, 2016	Jan 6, 2021	$—	$175
—		75,000	(1)	Swap	1.164	Jan 15, 2016	Jan 15, 2021	—	345
104,000	(1)	300,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(2,773)	945
77,352	(2)	75,825	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(9)	931
$181,352		$479,825						$(2,782)	$2,396
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.79 to 1.00 CAD as of December 31, 2020 and $0.77 to 1.00 CAD as of December 31, 2019.
(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

On September 24, 2020, in connection with the paydown of our 2023 Term Loan, we terminated interest rate swap agreements with notional amounts in the aggregate of $300.0 million. As a result of the termination, the accumulated fair value of the interest rate swaps was reclassified from accumulated other comprehensive income to interest expense on the accompanying consolidated income statements, which resulted in a realized loss of approximately $6.4 million.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2020, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense during the year ending December 31, 2021, when the hedged forecasted transactions impact earnings.

Foreign Currency Net Investment Hedges

During the three months ended June 30, 2016, we entered into a series of forward contracts pursuant to which we agreed to sell an amount of foreign currency for an agreed upon amount of U.S. dollars. These forward contracts were executed to manage foreign currency exposures associated with certain transactions. As of June 30, 2016, the forward contracts did not meet the criteria for hedge accounting under GAAP and had a fair value of approximately $37.8 million. On July 1, 2016, the four forward contracts still in place met the criteria for net investment hedge accounting. During the year ended December 31, 2017, we terminated the four forward contracts with a notional amount of GBP 357.3 million. In connection with the settlement, we received approximately $64.0 million in proceeds and the related amount of approximately $26.2 million of accumulated other comprehensive income (AOCI) will remain in AOCI until the Company sells or liquidates its GBP-denominated investments, which has not occurred as of December 31, 2020.

Credit-risk-related Contingent Features

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2020, we did not have any derivatives in a net asset position, and have not posted any collateral related to these agreements.

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

The Company’s disclosures of estimated fair value of financial instruments at December 31, 2020 and December 31, 2019 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

As of December 31, 2020 and December 31, 2019, the aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured term loans, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization	As of December 31, 2020		As of December 31, 2019
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)(4)	Level 2	$540,184	$540,184	$245,766	$245,766
Unsecured term loans (2)(4)	Level 2	537,470	537,470	813,205	813,205
Unsecured senior notes (3)(4)	Level 2	13,359,960	12,096,029	9,697,166	9,025,229
Secured debt (3)(4)	Level 2	242,051	239,326	105,245	105,143
		$14,679,665	$13,413,009	$10,861,382	$10,189,343
(1)	The carrying value of our global revolving credit facilities approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

(3)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.
(4)	The carrying value excludes unamortized premiums (discounts) and deferred financing costs (see Note 9).

18. Commitments and Contingencies

(a) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2020, we had open commitments, including amounts reimbursable of approximately $37.6 million, related to construction contracts of approximately $1.1 billion.

(b) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2020, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2020 and 2019. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31,	September 30,
	2020	2020	June 30, 2020	March 31, 2020
Total operating revenues	$1,062,609	$1,024,668	$992,995	$823,337
Net income (loss)	59,508	(1,454)	75,978	228,698
Net income (loss) attributable to Digital Realty Trust, Inc.	57,691	(138)	74,831	224,014
Preferred stock dividends and issuance costs associated with redeemed preferred stock	(13,514)	(37,232)	(21,155)	(21,155)
Net income (loss) available to common stockholders	$44,177	$(37,370)	$53,676	$202,859
Basic net income (loss) per share available to common stockholders	$0.16	$(0.14)	$0.20	$0.91
Diluted net income (loss) per share available to common stockholders	$0.16	$(0.14)	$0.20	$0.90

	Three Months Ended
	December 31,	September 30,
	2019	2019	June 30, 2019	March 31, 2019
Total operating revenues	$787,463	$806,466	$800,797	$814,515
Net income	349,326	67,574	61,324	120,997
Net income attributable to Digital Realty Trust, Inc.	336,284	66,497	60,168	116,812
Preferred stock dividends and issuance costs associated with redeemed preferred stock	(20,707)	(16,670)	(28,430)	(20,943)
Net income available to common stockholders	$315,577	$49,827	$31,738	$95,869
Basic net income per share available to common stockholders	$1.51	$0.24	$0.15	$0.46
Diluted net income per share available to common stockholders	$1.50	$0.24	$0.15	$0.46

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2020 and 2019

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2020 and 2019. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31,	September 30,
	2020	2020	June 30, 2020	March 31, 2020
Total operating revenues	$1,062,609	$1,024,668	$992,995	$823,337
Net income (loss)	59,508	(1,454)	75,978	228,698
Net income (loss) attributable to Digital Realty Trust, L.P.	58,991	(1,138)	76,231	231,814
Preferred unit distributions and issuance costs associated with redeemed preferred units	(13,514)	(37,232)	(21,155)	(21,155)
Net income (loss) available to common unitholders	$45,477	$(38,370)	$55,076	$210,659
Basic net income (loss) per unit available to common unitholders	$0.16	$(0.14)	$0.20	$0.91
Diluted net income (loss) per unit available to common unitholders	$0.16	$(0.14)	$0.20	$0.90

	Three Months Ended
	December 31,	September 30,
	2019	2019	June 30, 2019	March 31, 2019
Total operating revenues	$787,463	$806,466	$800,797	$814,515
Net income	349,326	67,574	61,324	120,997
Net income attributable to Digital Realty Trust, L.P.	349,384	68,797	61,568	121,112
Preferred unit distributions and issuance costs associated with redeemed preferred units	(20,707)	(16,670)	(28,430)	(20,943)
Net income available to common unitholders	$328,677	$52,127	$33,138	$100,169
Basic net income per unit available to common unitholders	$1.51	$0.24	$0.15	$0.46
Diluted net income per unit available to common unitholders	$1.50	$0.24	$0.15	$0.46

21. Subsequent Events

On February 4, 2021 (the “Redemption Date”), the Operating Partnership redeemed the $350.0 million aggregate principal amount outstanding of its 2.750% Notes due 2023 (the “2.750% Notes”). The redemption price for the 2.750% Notes was equal to the sum of (a) $1,047.09 per $1,000 principal amount of the 2.750% Notes, or 104.709% of the aggregate principal amount of the 2.750% Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to $0.23 per $1,000 principal amount of the 2.750% Notes. The redemption will result in an early extinguishment charge of approximately $17.5 million during the three months ending March 31, 2021.

On January 12, 2021, Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the Operating Partnership through which the Interxion business is held, issued and sold €1.0 billion aggregate principal amount of 0.625% Guaranteed Notes due 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €988.3 million (approximately $1,206.4 million based on the exchange rate on January 12, 2021) after deducting managers’ discounts and estimated offering expenses.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2020

(In thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs				Accumulated	Date of
				Acquired					Acquired			depreciation	acquisition
	Data Center			ground	Buildings and		Carrying		ground	Buildings and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction
North American Markets
Northern Virginia	24	104,000	198,989	—	1,712,144	2,187,605	—	216,041	—	3,882,697	4,098,738	(887,079)	2005 - 2019
Chicago	10	—	95,444	—	1,320,334	977,634	—	105,830	—	2,287,582	2,393,412	(601,875)	2005 - 2017
Silicon Valley	20	—	153,145	—	919,499	537,828	—	150,910	—	1,459,562	1,610,472	(546,797)	2002 - 2018
Dallas	21	—	66,489	—	338,284	1,010,243	—	58,900	—	1,356,116	1,415,016	(535,422)	2002 - 2015
New York	13	—	17,301	—	474,561	756,411	—	17,042	—	1,231,231	1,248,273	(573,828)	2002 - 2015
Phoenix	3	—	17,239	—	416,097	332,714	—	11,859	—	754,191	766,050	(333,416)	2006 - 2015
San Francisco	4	—	41,165	—	358,066	244,015	—	41,478	—	601,768	643,246	(220,149)	2004 - 2015
Seattle	1	135,000	43,110	—	329,283	5,058	—	43,110	—	334,341	377,451	(24,299)	2020
Boston	4	—	19,255	—	259,939	93,660	—	18,029	—	354,825	372,854	(140,488)	2006 - 2011
Toronto	2	—	33,994	—	117,540	216,551	—	21,018	—	347,067	368,085	(30,540)	2013 - 2017
Atlanta	4	—	6,537	—	264,948	65,363	—	6,552	—	330,296	336,848	(79,678)	2011 - 2017
Los Angeles	4	—	40,627	—	126,769	111,501	—	39,933	—	238,964	278,897	(122,487)	2004 - 2015
Portland	2	—	1,689	—	3,131	235,685	—	4,264	—	236,241	240,505	(33,945)	2011 - 2015
Houston	6	—	6,965	—	23,492	148,818	—	6,594	—	172,681	179,275	(91,316)	2006
Austin	1	—	1,177	—	4,877	71,521	—	1,177	—	76,398	77,575	(19,703)	2005
Miami	2	—	2,964	—	29,793	35,202	—	2,964	—	64,995	67,959	(27,534)	2002 - 2015
Minneapolis-St. Paul	1	—	10,190	—	20,054	3,191	—	10,190	—	23,245	33,435	(6,206)	2013
Charlotte	3	—	4,117	—	13,068	13,282	—	4,118	—	26,349	30,467	(15,048)	2005 - 2015
Other	—	—	—	—	-	85,339	—	-	—	85,339	85,339	(12,003)	-
Total North America	125	239,000	760,397	—	6,731,879	7,131,621	—	760,009	—	13,863,888	14,623,897	(4,301,813)

EMEA Markets
London	19	—	138,063	7,355	1,527,932	661,636	—	82,673	6,695	2,245,618	2,334,986	(574,308)	2007 - 2020
Amsterdam	17	—	40,709	3,518	1,001,157	335,317	—	64,074	3,512	1,313,115	1,380,701	(156,730)	2005 - 2020
Frankfurt	21	—	34,621	—	1,032,780	496,372	—	38,085	—	1,525,688	1,563,773	(58,427)	2015 - 2020
Dublin	8	—	11,722	1,444	136,827	181,109	—	8,538	101	322,463	331,102	(108,544)	2006 - 2020
Paris	12	—	69,350	—	277,141	163,419	—	70,354	—	439,556	509,910	(27,337)	2012 - 2020
Marseille	4	—	1,105	—	314,106	26,035	—	1,196	—	340,050	341,246	(10,549)	2020
Vienna	2	—	14,159	—	363,062	12,698	—	14,502	—	375,417	389,919	(13,888)	2020
Zurich	3	—	20,605	—	34,934	127,385	—	22,307	—	160,617	182,924	(3,427)	2020
Stockholm	6	—	—	—	101,470	8,378	—	—	—	109,848	109,848	(7,021)	2020
Madrid	3	—	8,456	—	132,011	9,691	—	8,662	—	141,496	150,158	(4,769)	2020
Copenhagen	3	—	11,665	—	110,925	4,991	—	11,956	—	115,625	127,581	(4,039)	2020
Brussels	2	—	3,874	—	119,077	6,217	—	3,968	—	125,200	129,168	(3,808)	2020
Dusseldorf	2	—	—	—	36,303	2,998	—	—	—	39,301	39,301	(1,710)	2020
Geneva	1	—	—	—	20,071	716	—	—	—	20,787	20,787	(9,869)	2005
Manchester	1	—	—	—	23,918	(7,029)	—	—	—	16,889	16,889	(6,063)	2008
Other metros	6	—	3,144	—	43,046	17,695	—	3,925	—	59,960	63,885	(3,140)	2020
Total EMEA	110	—	357,473	12,317	5,274,760	2,047,628	—	330,240	10,308	7,351,630	7,692,178	(993,629)

APAC Markets
Singapore	3	—	—	—	137,545	418,856	—	—	—	556,401	556,401	(190,246)	2010 - 2015
Sydney	4	—	18,285	—	3,868	125,154	—	12,771	—	134,536	147,307	(29,680)	2011 - 2012
Melbourne	2	—	4,467	—	—	113,896	—	3,372	—	114,991	118,363	(39,651)	2011
Other	4	—	—	—	—	4,842	—	-	—	4,842	4,842	(202)
Total APAC	13	—	22,752	—	141,413	662,748	—	16,143	—	810,770	826,913	(259,779)
Total Portfolio	248	239,000	1,140,622	12,317	12,148,052	9,841,997	—	1,106,392	10,308	22,026,288	23,142,988	(5,555,221)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2020

(In thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $32.7 billion (unaudited) as of December 31, 2020.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2020.

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$16,886,592	$17,055,016	$16,915,936
Additions during period (acquisitions and improvements)	6,514,218	833,836	223,163
Deductions during period (dispositions, impairments and assets held for sale)	(257,822)	(1,002,260)	(84,083)
Balance, end of year	$23,142,988	$16,886,592	$17,055,016

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2020.

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$4,536,169	$3,935,267	$3,238,227
Additions during period (depreciation and amortization expense)	1,029,863	805,916	714,336
Deductions during period (dispositions and assets held for sale)	(10,811)	(205,014)	(17,296)
Balance, end of year	$5,555,221	$4,536,169	$3,935,267

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Our Management’s Reports on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on page 98.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2020. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2020. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

Headquarter Relocation

Digital Realty has relocated its corporate headquarters from San Francisco, California, to Austin, Texas and plans for employee growth centered in Dallas.  We are committed to fostering an inclusive and flexible workplace, which includes a broadly distributed workforce across the six continents, 24 countries, and 49 metropolitan areas where we have a presence.  Where appropriate, we provide employees with the opportunity to live and work globally and across the U.S.—including Texas, where we have a longstanding, significant investment in terms of properties and talent.  We will continue to support other employee hubs across the U.S., including the San Francisco Bay Area, where we will retain a significant presence.  We believe our distributed office approach will help our employees maintain a high quality of life—including a suitable degree of flexibility in choosing where to live and work, depending on their roles.

Director and Officer Indemnification Agreement

On or about February 26, 2021, the Company entered into, or will enter into, new indemnification agreements with each of its directors and executive officers (each, an “Indemnitee”). The indemnification agreements provide that the Company will indemnify the Indemnitee against certain expenses and costs arising out of claims to which he or she becomes subject in connection with his or her service to the Company. The indemnification agreements contain customary terms and conditions and establish certain customary procedures and presumptions. Each new indemnification agreement with a current director or officer will replace and supersede the prior indemnification agreement between the Company and such director or officer, if such director or officer was a party to a prior indemnification agreement.

The above description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the form of indemnification agreement filed as Exhibit 10.59 hereto and incorporated herein by reference.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2020, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2020, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.            EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS.

Exhibit Number	Description

2.1

Amendment No. 1 to Purchase Agreement dated as of January 23, 2020, by and among Digital Realty Trust, Inc., Digital Intrepid Holding B.V. and Interxion Holding N.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Digital Realty Trust, Inc. (File No. 001-32336) filed on January 27, 2020).

3.1

Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

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

4.30

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

4.31

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

4.32

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

4.33

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

4.34

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

4.35

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

10.14†	Director Compensation Program.

10.15†

Profits Interest Unit Agreement – Directors (incorporated by reference to Exhibit 10.21 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.16†

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

10.18†

Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 6, 2015).

10.19†

Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

10.20†

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

10.23†

Form of Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.27 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2018).

10.24†

Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.30 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.25†

Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.31 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.26†

Management Election Program (incorporated by reference to Exhibit 10.32 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.27†

Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2014).

10.28†

First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 7, 2014).

10.29†

Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.30†

Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Annual Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2016).

10.31†

Fourth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

10.32†

Fifth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.38 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.33†	Sixth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

10.34†

Employment Agreement among Digital Realty Trust, Inc., DLR LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 9, 2018).

10.35†

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

10.37†

Employment Agreement, dated as of January 9, 2018, by and among Digital Realty Trust, Inc., DLR LLC and Erich J. Sanchack (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 17, 2018).

10.38†

Employment Agreement, dated as of June 5, 2018, by and among Digital Realty Trust, Inc., DLR LLC and Chris Sharp (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2019).

10.39†

Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.40†

First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.41†

Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.39 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

10.42*

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

10.43*

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

10.44*

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

10.45

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

10.46†

Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.56 to the Combined Quarterly Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2020).

10.47†

Employment Agreement, dated November 19, 2018, by and among Digital Realty Trust, Inc., DLR, LLC and Gregory S. Wright (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.48†

Employment Agreement, dated December 8, 2018, by and among Digital Realty Trust, Inc., DLR, LLC and Corey Dyer (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.49†

Form of Class D Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.50†

Form of Performance-Based Restricted Stock Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.51†

Form of Executive Severance Class D Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.5 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.52†

Form of Time-Based Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.53†

Form of Time-Based Restricted Stock Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.54†

Form of Executive Severance Time-Based Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.8 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.55†

Form of Executive Severance Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.9 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.56†

Form of Executive Severance Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.10 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.57†

InterXion Holding N.V. 2017 Executive Director Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

10.58†

InterXion Holding N.V. 2013 Amended International Equity Based Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

10.59†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2020; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2020; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020; and (v) Notes to Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date:	March 1, 2021

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

Signature	Title	Date

/s/ LAURENCE A. CHAPMAN	Chairman of the Board	March 1, 2021
Laurence A. Chapman

/s/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
A. William Stein

/s/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Andrew P. Power

/s/ MATTHEW MERCIER	Senior Vice President, Finance and Accounting (Principal Accounting Officer)	March 1, 2021
Matthew Mercier

/s/ ALEXIS BLACK BJORLIN	Director	March 1, 2021
Alexis Black Bjorlin

/s/ MICHAEL A. COKE	Director	March 1, 2021
Michael A. Coke

/s/ VeraLinn Jamieson	Director	March 1, 2021
VeraLinn Jamieson

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	March 1, 2021
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	March 1, 2021
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	March 1, 2021
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	March 1, 2021
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	March 1, 2021
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	March 1, 2021
Mary Hogan Preusse

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc.,
Its	General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date:	March 1, 2021

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

Signature	Title	Date

/s/ LAURENCE A. CHAPMAN	Chairman of the Board	March 1, 2021
Laurence A. Chapman

/s/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
A. William Stein

/s/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Andrew P. Power

/s/ MATTHEW MERCIER	Senior Vice President, Finance and Accounting (Principal Accounting Officer)	March 1, 2021
Matthew Mercier

/s/ ALEXIS BLACK BJORLIN	Director	March 1, 2021
Alexis Black Bjorlin

Signature	Title	Date

/s/ MICHAEL A. COKE	Director	March 1, 2021
Michael A. Coke

/s/ VeraLinn Jamieson	Director	March 1, 2021
VeraLinn Jamieson

/s/ KEVIN J. KENNEDY	Director	March 1, 2021
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	March 1, 2021
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	March 1, 2021
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	March 1, 2021
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	March 1, 2021
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	March 1, 2021
Mary Hogan Preusse