Form 10-Q
period 2021-03-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2021-05-07
CIK 1297996, 1494877

]]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at May 4, 2021
Common Stock, $.01 par value per share	281,587,692

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2021 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership” or “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of March 31, 2021, the Parent owned an approximate 97.3% common general partnership interest in the OP. The remaining approximate 2.7% of the common limited partnership interests of the OP are owned by non-affiliated third parties and certain directors and officers of the Parent. As of March 31, 2021, the Parent owned all of the preferred limited partnership interests of the OP. As the sole general partner of the OP, the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

We believe combining the quarterly reports on Form 10-Q of the Parent and the OP into this single report results in the following benefits:

●	enhancing investors’ understanding of the Parent and the OP by enabling investors to view the business as a whole in the same manner as management views and operates the business;
●	eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Parent and the OP; and
●	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

It is important to understand the few differences between the Parent and the OP in the context of how we operate the Company. The Parent does not conduct business itself, other than acting as the sole general partner of the OP and issuing public equity from time to time and guaranteeing certain unsecured debt of the OP and certain of its subsidiaries and affiliates. The OP holds substantially all the assets of the business, directly or indirectly. The OP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent, which are generally contributed to the OP in exchange for partnership units, the OP generates capital required by the business through the OP’s operations, incurrence of indebtedness and issuance of partnership units to third parties.

The presentation of noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Parent and those of the OP. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity and capital issuances in the Parent and in the OP.

The preferred stock, common stock, additional paid-in capital, accumulated other comprehensive income (loss) and distributions in excess of net earnings of the Parent are presented as stockholders’ equity in the Parent’s consolidated financial statements. These items represent the common and preferred general partnership interests held by the Parent in the OP and are presented as general partner’s capital within partners’ capital in the OP’s consolidated financial statements. The common limited partnership interests held by the limited partners in the OP are presented as noncontrolling interest within equity in the Parent’s consolidated financial statements and as limited partners’ capital within partners’ capital in the OP’s consolidated financial statements.

To highlight the differences between the Parent and the OP, separate sections in this report, as applicable, individually discuss the Parent and the OP, including separate financial statements and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the Parent and the OP, this report refers to actions or holdings as being actions or holdings of the Company.

As general partner with control of the OP, the Parent consolidates the OP for financial reporting purposes, and it does not have significant assets other than its investment in the OP. Therefore, the assets and liabilities of the Parent and the OP are the same on their respective condensed consolidated financial statements. The separate discussions of the Parent and the OP in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement, as amended; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $301 million based on exchange rates at March 31, 2021) senior unsecured revolving credit facility and Yen credit agreement, as amended; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	20,210,798	20,582,954
Investments in unconsolidated entities	970,703	1,148,158
Net investments in real estate	21,181,501	21,731,112
Operating lease right-of-use assets, net	1,495,869	1,386,959
Cash and cash equivalents	221,140	108,501
Accounts and other receivables, net	657,096	603,111
Deferred rent	524,200	528,180
Goodwill	8,125,706	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	3,057,245	3,122,904
Other assets	279,734	264,528
Total assets	$35,542,491	$36,076,291
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$451,007	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net of discount	12,566,198	11,997,010
Secured debt, including premiums	239,634	239,222
Operating lease liabilities	1,581,759	1,468,712
Accounts payable and other accrued liabilities	1,305,921	1,420,162
Deferred tax liabilities, net	650,543	698,308
Accrued dividends and distributions	—	324,386
Security deposits and prepaid rents	362,008	371,659
Total liabilities	17,157,070	17,587,944

Redeemable noncontrolling interests	40,097	42,011
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $956,250 liquidation preference ($25.00 per share), 38,250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	950,940	950,940
Common Stock: $0.01 par value per share, 392,000,000 shares authorized and 281,372,310 and 280,289,726 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,795	2,788
Additional paid-in capital	20,700,282	20,626,897
Accumulated dividends in excess of earnings	(3,952,497)	(3,997,938)
Accumulated other comprehensive (loss) income, net	(77,783)	135,010
Total stockholders’ equity	17,623,737	17,717,697
Noncontrolling interests	721,587	728,639
Total equity	18,345,324	18,446,336
Total liabilities and equity	$35,542,491	$36,076,291

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Rental and other services	$1,087,906	$820,072
Fee income and other	2,485	3,265
Total operating revenues	1,090,391	823,337
Operating Expenses:
Rental property operating and maintenance	361,779	265,708
Property taxes and insurance	52,503	45,670
Depreciation and amortization	369,733	291,457
General and administrative	99,994	63,538
Transactions and integration	14,120	56,801
Other	(257)	114
Total operating expenses	897,872	723,288
Operating income	192,519	100,049
Other Income (Expenses):
Equity in loss of unconsolidated entities	(23,031)	(78,996)
Gain on disposition of properties, net	333,921	304,801
Other expense, net	(7,186)	(3,542)
Interest expense	(75,653)	(85,800)
Loss from early extinguishment of debt	(18,347)	(632)
Income tax expense	(7,547)	(7,182)
Net income	394,676	228,698
Net income attributable to noncontrolling interests	(8,756)	(4,684)
Net income attributable to Digital Realty Trust, Inc.	385,920	224,014
Preferred stock dividends, including undeclared dividends	(13,514)	(21,155)
Net income available to common stockholders	$372,406	$202,859
Net income per share available to common stockholders:
Basic	$1.32	$0.91
Diluted	$1.32	$0.90
Weighted average common shares outstanding:
Basic	281,094,798	222,163,324
Diluted	281,916,961	224,474,295

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$394,676	$228,698
Other comprehensive income (loss):
Foreign currency translation adjustments	(219,002)	(357,202)
Increase (decrease) in fair value of interest rate swaps	337	(11,838)
Reclassification to interest expense from interest rate swaps	359	(558)
Other comprehensive loss	(218,306)	(369,598)
Comprehensive income (loss)	176,370	(140,900)
Comprehensive (income) loss attributable to noncontrolling interests	(3,143)	8,613
Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$173,227	$(132,287)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2021	Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	642,190	6	53,607	—	—	(53,613)	—
Common stock issued in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Payment of offering costs	—	—	—	—	(232)	—	—	—	(232)
Shares issued under employee stock purchase plan	—	—	29,475	—	3,427	—	—	—	3,427
Amortization of share-based compensation	—	—	—	—	28,788	—	—	—	28,788
Vesting of restricted stock, net	—	—	285,524	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(9,718)	—	—	—	(9,718)
Reclassification of vested share-based awards	—	—	—	—	(20,548)	—	—	20,548	—
Adjustment to redeemable noncontrolling interests	208	—	—	—	(208)	—	—	—	(208)
Dividends declared on preferred stock	—	—	—	—	—	(13,514)	—	—	(13,514)
Dividends and distributions on common stock and common and incentive units	(181)	—	—	—	—	(326,965)	—	(8,701)	(335,666)
Contributions from noncontrolling interests	(2,150)	—	—	—	—	—	—	31,680	31,680
Net income	209	—	—	—	—	385,920	—	8,547	394,467
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(213,471)	(5,531)	(219,002)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	328	9	337
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	350	9	359
Balance as of March 31, 2021	$40,097	$950,940	281,372,310	$2,795	$20,700,282	$(3,952,497)	$(77,783)	$721,587	$18,345,324

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2020	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$728,788	$10,608,100
Conversion of common units to common stock	—	—	592,953	6	52,231	—	—	(52,237)	—
Common stock and share-based awards issued in connection with Interxion combination	—	—	54,298,595	543	6,974,709	—	—	—	6,975,252
Issuance of common stock, net of costs	—	—	50,000	—	6,505	—	—	—	6,505
Shares issued under employee stock purchase plan	—	—	25,234	—	2,638	—	—	—	2,638
Amortization of share-based compensation	—	—	—	—	15,680	—	—	—	15,680
Vesting of restricted stock, net	—	—	(271,978)	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(4,318)	—	—	—	(4,318)
Reclassification of vested share-based awards	—	—	—	—	(15,007)	—	—	15,007	—
Adjustment to redeemable noncontrolling interests	2,992	—	—	—	(2,992)	—	—	—	(2,992)
Dividends declared on preferred stock	—	—	—	—	—	(21,155)	—	—	(21,155)
Dividends and distributions on common stock and common and incentive units	(175)	—	—	—	—	(295,630)	—	(9,022)	(304,652)
Contributions from noncontrolling interests	1,052	—	—	—	—	—	—	39,476	39,476
Net income (loss)	(2,906)	—	—	—	—	224,014	—	7,590	231,604
Other comprehensive loss—foreign currency translation adjustments	(2,401)	—	—	—	—	—	(344,350)	(12,852)	(357,202)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(11,412)	(426)	(11,838)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(538)	(20)	(558)
Balance as of March 31, 2020	$40,027	$1,434,420	263,595,562	$2,622	$18,606,766	$(3,139,350)	$(444,222)	$716,304	$17,176,540

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$394,676	$228,698
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(333,921)	(304,801)
Equity in loss of unconsolidated entities	23,031	78,996
Distributions from unconsolidated entities	15,567	3,938
Depreciation and amortization	369,733	291,457
Amortization of share-based compensation	27,654	14,549
Loss from early extinguishment of debt	18,347	632
Amortization of acquired above-market leases and acquired below-market leases, net	2,137	3,294
Amortization of deferred financing costs and debt discount / premium	4,672	5,180
Other items, net	9,975	8,918
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(117,563)	(35,278)
Decrease in accounts payable and other liabilities	(86,433)	(68,923)
Net cash provided by operating activities	327,875	226,660
Cash flows from investing activities:
Improvements to investments in real estate	(508,523)	(377,295)
Cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	(27,623)	(196,527)
Proceeds from (investment in) unconsolidated entities	40,796	(77,500)
Proceeds from sale of real estate	685,484	526,362
Other investing activities, net	(4,676)	(12,483)
Net cash provided by (used in) investing activities	185,458	(137,443)
Cash flows from financing activities:
Net (payments on) proceeds from credit facilities	$(69,438)	$256,865
Borrowings on secured / unsecured debt	1,215,890	1,801,377
Repayments on secured / unsecured debt	(886,959)	(1,435,397)
Premium paid for early extinguishment of debt	(16,482)	—
Capital contributions from noncontrolling interests	29,530	34,813
Payments of dividends and distributions	(673,747)	(560,602)
Other financing activities, net	(15,459)	(6,046)
Net cash (used in) provided by financing activities	(416,665)	91,010
Net increase in cash, cash equivalents and restricted cash	96,668	180,227
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,392	(18,781)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$230,712	$258,699

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	March 31,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	20,210,798	20,582,954
Investments in unconsolidated entities	970,703	1,148,158
Net investments in real estate	21,181,501	21,731,112
Operating lease right-of-use assets, net	1,495,869	1,386,959
Cash and cash equivalents	221,140	108,501
Accounts and other receivables, net	657,096	603,111
Deferred rent	524,200	528,180
Goodwill	8,125,706	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	3,057,245	3,122,904
Other assets	279,734	264,528
Total assets	$35,542,491	$36,076,291
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$451,007	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net	12,566,198	11,997,010
Secured debt, including premiums	239,634	239,222
Operating lease liabilities	1,581,759	1,468,712
Accounts payable and other accrued liabilities	1,305,921	1,420,162
Deferred tax liabilities, net	650,543	698,308
Accrued dividends and distributions	—	324,386
Security deposits and prepaid rents	362,008	371,659
Total liabilities	17,157,070	17,587,944

Redeemable noncontrolling interests	40,097	42,011
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $956,250 liquidation preference ($25.00 per unit), 38,250,000 units issued and outstanding as of March 31, 2021 and December 31, 2020	950,940	950,940
Common units, 281,372,310 and 280,289,726 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	16,750,580	16,631,747
Limited Partners, 7,741,271 and 8,046,267 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	577,015	609,190
Accumulated other comprehensive (loss) income	(83,506)	134,800
Total partners’ capital	18,195,029	18,326,677
Noncontrolling interests in consolidated entities	150,295	119,659
Total capital	18,345,324	18,446,336
Total liabilities and capital	$35,542,491	$36,076,291

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Rental and other services	$1,087,906	$820,072
Fee income and other	2,485	3,265
Total operating revenues	1,090,391	823,337
Operating Expenses:
Rental property operating and maintenance	361,779	265,708
Property taxes and insurance	52,503	45,670
Depreciation and amortization	369,733	291,457
General and administrative	99,994	63,538
Transactions and integration	14,120	56,801
Other	(257)	114
Total operating expenses	897,872	723,288
Operating income	192,519	100,049
Other Income (Expenses):
Equity in loss of unconsolidated entities	(23,031)	(78,996)
Gain on disposition of properties, net	333,921	304,801
Other expense, net	(7,186)	(3,542)
Interest expense	(75,653)	(85,800)
Loss from early extinguishment of debt	(18,347)	(632)
Income tax expense	(7,547)	(7,182)
Net income	394,676	228,698
Net loss attributable to noncontrolling interests	1,044	3,116
Net income attributable to Digital Realty Trust, L.P.	395,720	231,814
Preferred units distributions, including undeclared distributions	(13,514)	(21,155)
Net income available to common unitholders	$382,206	$210,659
Net income per unit available to common unitholders:
Basic	$1.32	$0.91
Diluted	$1.32	$0.90
Weighted average common units outstanding:
Basic	288,377,282	230,442,659
Diluted	289,199,445	232,753,630

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$394,676	$228,698
Other comprehensive income (loss):
Foreign currency translation adjustments	(219,002)	(357,202)
(Decrease) increase in fair value of interest rate swaps	337	(11,838)
Reclassification to interest expense from interest rate swaps	359	(558)
Other comprehensive loss	(218,306)	(369,598)
Comprehensive income	$176,370	$(140,900)
Comprehensive loss attributable to noncontrolling interests	1,044	3,116
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$177,414	$(137,784)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2021	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Interests	Total Capital

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	642,190	53,613	(642,190)	(53,613)	—	—	—
Common units and share-based awards issued in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net of offering costs	—	—	—	—	(232)	—	—	—	—	(232)
Issuance of common units, net of forfeitures	—	—	—	—	—	337,194	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	29,475	3,427	—	—	—	—	3,427
Amortization of share-based compensation	—	—	—	—	28,788	—	—	—	—	28,788
Vesting of restricted common units, net	—	—	—	285,524	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(20,548)	—	20,548	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(9,718)	—	—	—	—	(9,718)
Adjustment to redeemable partnership units	208	—	—	—	(208)	—	—	—	—	(208)
Distributions	(181)	—	(13,514)	—	(326,965)	—	(8,701)	—	—	(349,180)
Contributions from noncontrolling interests	(2,150)	—	—	—	—	—	—	—	31,680	31,680
Net income (loss)	209	—	13,514	—	372,506	—	9,491	—	(1,044)	394,467
Other comprehensive income (loss)—foreign currency translation adjustments	—	—	—	—	—	—	—	(219,002)	—	(219,002)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	337	—	337
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	359	—	359

Balance as of March 31, 2021	$40,097	38,250,000	$950,940	281,372,310	$16,750,680	7,741,271	$576,915	$(83,506)	$150,295	$18,345,324

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Interests	Total Capital

Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	592,953	52,237	(592,953)	(52,237)	—	—	—
Common units and share-based awards issued in connection with Interxion combination	—	—	—	54,298,595	6,975,252	—	—	—	—	6,975,252
Issuance of common units, net of offering costs	—	—	—	50,000	6,505	—	—	—	—	6,505
Issuance of common units, net of forfeitures	—	—	—	—	—	223,184	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,638	—	—	—	—	2,638
Amortization of share-based compensation	—	—	—	—	14,430	—	—	—	—	14,430
Vesting of restricted common units, net	—	—	—	(271,978)	—	—	—	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,068)	—	—	—	—	(3,068)
Reclassification of vested share-based awards	—	—	—	—	(15,007)	—	15,007	—	—	—
Adjustment to redeemable partnership units	2,992	—	—	—	(2,992)	—	—	—	—	(2,992)
Distributions	(175)	—	(21,155)	—	(295,630)	—	(9,022)	—	—	(325,807)
Contributions from noncontrolling interests	1,052	—	—	—	—	—	—	—	39,476	39,476
Net income (loss)	(2,906)	—	21,155	—	202,859	—	7,653	—	(63)	231,604
Other comprehensive income—foreign currency translation adjustments	(2,401)	—	—	—	—	—	—	(357,202)	—	(357,202)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	(11,838)	—	(11,838)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(558)	—	(558)

Balance as of March 31, 2020	$40,027	58,250,000	$1,434,420	263,595,562	$15,470,038	8,473,386	$673,051	$(461,007)	$60,038	$17,176,540

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$394,676	$228,698
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(333,921)	(304,801)
Equity in loss of unconsolidated entities	23,031	78,996
Distributions from unconsolidated entities	15,567	3,938
Depreciation and amortization	369,733	291,457
Amortization of share-based compensation	27,654	14,549
Loss from early extinguishment of debt	18,347	632
Amortization of acquired above-market leases and acquired below-market leases, net	2,137	3,294
Amortization of deferred financing costs and debt discount / premium	4,672	5,180
Other items	9,975	8,918
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(117,563)	(35,278)
Decrease in accounts payable and other liabilities	(86,433)	(68,923)
Net cash provided by operating activities	327,875	226,660
Cash flows from investing activities:
Improvements to investments in real estate	(508,523)	(377,295)
Cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	(27,623)	(196,527)
Proceeds from (investment in) unconsolidated entities	40,796	(77,500)
Proceeds from sale of real estate	685,484	526,362
Other investing activities, net	(4,676)	(12,483)
Net cash provided by (used in) investing activities	185,458	(137,443)
Cash flows from financing activities:
Net (payments on) proceeds from credit facilities	$(69,438)	$256,865
Borrowings on secured / unsecured debt	1,215,890	1,801,377
Repayments on secured / unsecured debt	(886,959)	(1,435,397)
Premium paid for early extinguishment of debt	(16,482)	—
Capital contributions from noncontrolling interests	29,530	34,813
Payments of dividends and distributions	(673,747)	(560,602)
Other financing activities, net	(15,459)	(6,046)
Net cash (used in) provided by financing activities	(416,665)	91,010
Net increase in cash, cash equivalents and restricted cash	96,668	180,227
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,392	(18,781)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$230,712	$258,699

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Business

Digital Realty Trust, Inc. (the Parent), through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership or the OP) and the subsidiaries of the OP (collectively, we, our, us or the Company), is a leading global provider of hyperscale, scale, colocation and interconnection data center solutions for customers across a variety of industry verticals ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, healthcare, and consumer products. The OP, a Maryland limited partnership, is the entity through which the Parent, a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. The Parent operates as a REIT for federal income tax purposes.

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”), and other filings with the SEC.

Basis of Presentation

The accompanying interim condensed consolidated financial statements include all accounts of the Parent, the OP and the subsidiaries of the OP. The notes to the condensed consolidated financial statements have been combined.

The Parent’s only material asset is its ownership of partnership interests of the OP. As a result, the Parent generally does not conduct business itself, other than acting as the sole general partner of the OP, issuing public securities from time to time and guaranteeing certain unsecured debt of the OP and certain of its subsidiaries and affiliates. The Parent has not issued any indebtedness but guarantees the unsecured debt of the OP and certain of its subsidiaries and affiliates.

The OP holds substantially all the assets of the Company. The OP conducts the operations of the business and has no publicly traded equity. Except for net proceeds from public equity issuances by the Parent, which are generally contributed to the OP in exchange for partnership units, the OP generally generates the capital required by the Company’s business primarily through the OP’s operations, by the OP’s or its affiliates’ direct or indirect incurrence of indebtedness or through the issuance of partnership units.

Management Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, current market conditions, and various other assumptions that we believe to be reasonable under the circumstances. Examples of estimates and assumptions include: the probability of collection of lease payments from customers, the recoverability of the carrying values of investments in real estate, the fair value of share-based compensation awards, loss contingencies, the fair value of and/or potential impairment of goodwill and intangible assets, useful lives of tangible and intangible assets, and the fair value of customer relationships, buildings & improvements, and other tangible and intangible assets acquired in business combinations and asset acquisitions. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how the pandemic is impacting the Company’s customers and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows due to numerous uncertainties.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued updated guidance for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The Company adopted the updated guidance for the quarter ended March 31, 2021. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

We determined that all other recently issued accounting pronouncements that have yet to be adopted by the Company will not have a material impact on our consolidated financial statements or do not apply to our operations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Business Combinations

We obtained control of Interxion on March 9, 2020 and completed the Interxion Combination on March 12, 2020 for total equity consideration of approximately $7.0 billion, including approximately $108.5 million of assumed cash and cash equivalents. Revenues attributable to Interxion amounted to $236.2 million and $47.4 million for the three months ended March 31, 2021 and 2020, respectively. Net income attributable to Interxion amounted to $18.0 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively

3. Investments in Properties

A summary of our investments in properties as of March 31, 2021 and December 31, 2020 is below:

Property Type	As of March 31, 2021	As of December 31, 2020
Land	$1,050,305	$1,106,392
Acquired ground lease	6,847	10,308
Buildings and improvements	21,024,542	21,335,396
Tenant improvements	680,582	690,892
	22,762,276	23,142,988
Accumulated depreciation and amortization	(5,649,019)	(5,555,221)
Investments in operating properties, net	17,113,257	17,587,767
Construction in progress and space held for development	2,904,645	2,768,325
Land held for future development	192,896	226,862
Investments in properties, net	$20,210,798	$20,582,954

Disposition

On March 16, 2021 we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT for total purchase consideration of approximately $680.0 million (subject to customary final adjustments for working capital and other items). The total gain recorded as a result of this sale was approximately $333.3 million. We will provide transitional property management services for one year from the closing date at a customary market rate. The assets and liabilities sold were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Leases

Lessor Accounting

We lease our operating properties to customers under agreements that are classified as operating leases. The majority of our revenue is derived from lease arrangements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period that the applicable expenses are incurred, which is generally ratably throughout the term of the lease. The reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of March 31, 2021, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of March 31, 2021, the termination dates of these ground leases range from 2041 to 2981. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $37.8 million and $24.6 million for the three months ended March 31, 2021 and 2020, respectively.

5. Investments in Unconsolidated Entities

As of March 31, 2021 and December 31, 2020, our investments in unconsolidated entities accounted for under the equity method of accounting presented in our condensed consolidated balance sheets consist of the following (in thousands):

	Year	Metropolitan			Balance as of	Balance as of
Entity	Entity Formed	Area	% Ownership		March 31, 2021	December 31, 2020

Ascenty (1)	2019	Brazil / Chile / Mexico	51	% (2)	$499,732	$567,192
Mapletree	2019	Northern Virginia	20%		181,519	184,890
Mitsubishi	Various	Osaka / Tokyo	50%		177,388	278,947
Lumen	2012	Hong Kong	50%		78,639	86,600
Other	Various	U.S.	Various		33,425	30,529
Total					$970,703	$1,148,158
(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty entity, which has a carrying value as of March 31, 2021 and December 31, 2020 of approximately $19.7 million and $21.9 million, respectively, and is classified within redeemable noncontrolling interests in our condensed consolidated balance sheet.

The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at March 31, 2021 as compared to December 31, 2020 were immaterial and driven primarily by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities.

(Amounts in thousands)
	Balance as of
	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,982,331	$(612,300)	$2,370,031	$2,993,093	$(570,886)	$2,422,207
Acquired in-place lease value	1,344,868	(991,366)	353,502	1,382,563	(1,004,421)	378,142
Other	60,213	(8,907)	51,306	57,370	(7,107)	50,263
Acquired above-market leases	275,715	(238,193)	37,522	280,216	(236,923)	43,293
Acquired below-market leases	(383,007)	261,052	(121,955)	(401,539)	270,649	(130,890)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $67.7 million and $56.3 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental and other services revenue of $(1.4) million and $(3.3) million for the three months ended March 31, 2021 and 2020, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing April 1, 2021 is as follows:

(Amounts in thousands)
	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
Remainder of 2021	$133,361	$57,624	$6,246	$15,746	$(13,652)
2022	176,071	59,174	8,328	11,301	(15,968)
2023	175,402	48,134	1,504	4,851	(14,283)
2024	174,823	41,014	—	2,587	(12,671)
2025	174,320	35,761	—	1,452	(10,774)
Thereafter	1,536,054	111,795	—	1,585	(54,607)
Total	$2,370,031	$353,502	$16,078	$37,522	$(121,955)

(1)	Excludes power grid rights in the amount of approximately $35.2 million that are currently not being amortized. Amortization will begin once a data center associated with the power grid right is placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Debt

On a standalone basis (e.g., excluding its subsidiaries), Digital Realty Trust, Inc. does not have any indebtedness. The Parent is the guarantor or co-guarantor on all debt held by the OP or its subsidiaries. All debt is currently held directly or indirectly by the OP. A summary of outstanding indebtedness of the OP as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31, 2021		December 31, 2020
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	0.98%	$458,343	0.91%	$540,184
Unsecured term loans	—%	—	1.20%	537,470
Unsecured senior notes	2.33%	12,672,889	2.49%	12,096,029
Secured debt	2.96%	240,110	2.92%	239,330
Total	2.30%	$13,371,342	2.38%	$13,413,013

The interest rates presented in the table above represent the interest rates at the end of the period for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies:

	March 31, 2021		December 31, 2020
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,469,000	25.9%	$3,629,000	27.1%
British pound sterling (£)	2,136,365	16.0%	2,166,695	16.2%
Euro (€)	7,537,634	56.4%	6,912,142	51.5%
Singapore dollar (SGD)	131,638	1.0%	262,039	2.0%
Australian dollar (AUD)	—	—%	223,357	1.7%
Hong Kong dollar (HKD)	—	—%	86,062	0.6%
Canadian dollar (CAD)	16,320	0.1%	86,775	0.6%
Japanese yen (JPY)	80,385	0.6%	46,943	0.3%
Total	$13,371,342		$13,413,013

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details of our unsecured senior notes (balances in thousands) :

	Aggregate Principal at Issuance			Balance as of
	Borrowing Currency	USD	Maturity Date	March 31, 2021	December 31, 2020
Floating rate notes due 2022	€300,000	$349,800	Sep 23, 2022	$351,900	$366,480
0.125% notes due 2022	€300,000	$332,760	Oct 15, 2022	351,900	366,480
2.750% notes due 2023	$350,000	$350,000	Feb 1, 2023	-	350,000
2.625% notes due 2024	€600,000	$677,040	Apr 15, 2024	703,800	732,960
2.750% notes due 2024	£250,000	$324,925	Jul 19, 2024	344,575	341,750
4.250% notes due 2025	£400,000	$634,480	Jan 17, 2025	551,320	546,800
0.625% notes due 2025	€650,000	$720,980	Jul 15, 2025	762,450	794,040
4.750% notes due 2025	$450,000	$450,000	Oct 1, 2025	450,000	450,000
2.500% notes due 2026	€1,075,000	$1,224,640	Jan 16, 2026	1,260,974	1,313,219
3.700% notes due 2027	$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
1.125% notes due 2028	€500,000	$548,550	Apr 09, 2028	586,500	610,800
4.450% notes due 2028	$650,000	$650,000	Jul 15, 2028	650,000	650,000
3.300% notes due 2029	£350,000	$454,895	Jul 19, 2029	482,405	478,450
3.600% notes due 2029	$900,000	$900,000	Jul 01, 2029	900,000	900,000
1.500% notes due 2030	€750,000	$831,900	Mar 15, 2030	879,750	916,200
3.750% notes due 2030	£550,000	$719,825	Oct 17, 2030	758,065	751,850
1.250% notes due 2031	€500,000	$560,950	Feb 1, 2031	586,500	610,800
0.625% notes due 2031	€1,000,000	$1,220,700	Jul 15, 2031	1,173,000	-
1.000% notes due 2032	€750,000	$874,500	Jan 15, 2032	879,750	916,200
				$12,672,889	$12,096,029
Unamortized discounts, net of premiums				(38,554)	(34,988)
Deferred financing costs, net				(68,137)	(64,031)
Total unsecured senior notes, net of discount and deferred financing costs				$12,566,198	$11,997,010

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At  March 31, 2021, we were in compliance with each of these financial covenants.

The table below summarizes our debt maturities and principal payments as of March 31, 2021 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Senior Notes	Secured Debt	Total Debt
Remainder of 2021	$—	$—	$—	$—
2022	—	703,800	—	703,800
2023	377,958	—	104,000	481,958
2024	80,385	1,048,375	—	1,128,760
2025	—	1,763,770	—	1,763,770
Thereafter	—	9,156,944	136,110	9,293,054
Subtotal	$458,343	$12,672,889	$240,110	$13,371,342
Unamortized net discounts	—	(38,554)	—	(38,554)
Unamortized deferred financing costs	(7,336)	(68,137)	(476)	(75,949)
Total	$451,007	$12,566,198	$239,634	$13,256,839
(1)	The global revolving credit facility is subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.

During the three months ended March 31, 2021, we recognized a loss on early extinguishment of debt of approximately $18.3 million, mostly due to the redemption of the 2.750% Notes due 2023 in February. During the three months ended March 31, 2020, losses on early extinguishment of debt were not significant.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The computation of basic and diluted earnings per share and unit is shown below (in thousands, except share/unit and per share / unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended March 31,
	2021	2020
Net income available to common stockholders	$372,406	$202,859
Weighted average shares outstanding—basic	281,094,798	222,163,324
Potentially dilutive common shares:
Unvested incentive units	323,921	224,558
Unvested restricted stock	158,022	158,022
Forward equity offering	—	1,392,934
Market performance-based awards	340,220	535,457
Weighted average shares outstanding—diluted	281,916,961	224,474,295
Income per share:
Basic	$1.32	$0.91
Diluted	$1.32	$0.90

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended March 31,
	2021	2020
Net income available to common unitholders	$382,206	$210,659
Weighted average units outstanding—basic	288,377,282	230,442,659
Potentially dilutive common units:
Unvested incentive units	323,921	224,558
Unvested restricted units	158,022	158,022
Forward equity offering	—	1,392,934
Market performance-based awards	340,220	535,457
Weighted average units outstanding—diluted	289,199,445	232,753,630
Income per unit:
Basic	$1.32	$0.91
Diluted	$1.32	$0.90

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The below table shows the securities that would be antidilutive or not dilutive to the calculation of earnings per share and unit. Common units of the Operating Partnership not owned by Digital Realty Trust, Inc. were excluded only from the calculation of earnings per share as they are not applicable to the calculation of earnings per unit. All other securities shown below were excluded from the calculation of both earnings per share and earnings per unit.

	Three Months Ended March 31,
	2021	2020
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc. (excluded only from calculation of earnings per share)	7,282,484	8,279,335
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	1,476,016	1,596,099
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	—	1,979,075
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	—	1,981,391
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,461,888	1,580,822
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,537,255	1,662,320
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,521,446	2,723,082
Total	14,279,089	19,802,124

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are parties to an ATM equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.0 billion through various named agents from time to time. For the three months ended March 31, 2021 and 2020, there were no sales made under the program. As of March 31, 2021, approximately $749.4 million remains available for future sales under the program.

Noncontrolling Interests

The following table details the components of noncontrolling interests as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Noncontrolling interests in operating partnership	$571,292	$608,980
Noncontrolling interests in consolidated entities	150,295	119,659
Total noncontrolling interests	$721,587	$728,639

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling interests are interests in consolidated subsidiaries that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	281,372,310	97.3%	280,289,726	97.2%
Noncontrolling interests consist of:
Common units held by third parties	5,609,330	2.0%	6,212,369	2.2%
Incentive units held by employees and directors	2,131,941	0.7%	1,833,898	0.6%
	289,113,581	100.0%	288,335,993	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. The common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DFT Operating Partnership unitholders in the DFT Merger, which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,040.6 million and $1,078.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2021 and December 31, 2020, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2021:

	Common Units	Incentive Units	Total
As of December 31, 2020	6,212,369	1,833,898	8,046,267
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(603,039)	—	(603,039)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(39,151)	(39,151)
Incentive units issued upon achievement of market performance condition	—	219,652	219,652
Grant of incentive units to employees and directors	—	119,418	119,418
Cancellation / forfeitures of incentive units held by employees and directors	—	(1,876)	(1,876)
As of March 31, 2021	5,609,330	2,131,941	7,741,271
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

Digital Realty Trust, Inc. declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2021 (in thousands, except per share data):

		Series C	Series J	Series K	Series L
		Preferred	Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock	Stock
February 25, 2021	March 31, 2021	$3,333	$2,625	$3,071	$4,485	$326,965
Annual rate of dividend per share		$1.65625	$1.31250	$1.46250	$1.30000	$4.64000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2021 (in thousands, except for per unit data):

		Series C	Series J	Series K	Series L
		Preferred	Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units	Units
February 25, 2021	March 31, 2021	$3,333	$2,625	$3,071	$4,485	$336,041
Annual rate of distribution per unit		$1.65625	$1.31250	$1.46250	$1.30000	$4.64000

11. Accumulated Other Comprehensive Loss, Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2020	$98,760	$(2,630)	$38,880	$135,010
Net current period change	(213,471)	328	—	(213,143)
Reclassification to interest expense from interest rate swaps	—	350	—	350
Balance as of March 31, 2021	$(114,711)	$(1,952)	$38,880	$(77,783)

Digital Realty Trust, L.P.

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2020	$98,946	$(3,823)	$39,677	$134,800
Net current period change	(219,002)	337	—	(218,665)
Reclassification to interest expense from interest rate swaps	—	359	—	359
Balance as of March 31, 2021	$(120,056)	$(3,127)	$39,677	$(83,506)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Incentive Plans

2014 Incentive Award Plan

The Company provides incentive awards in the form of common stock or awards convertible into common stock pursuant to the 2014 Incentive Award Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of a variety of awards. The major categories of awards that can be issued under the Incentive Plan include:

Long-Term Incentive Units (“LTIP Units”): LTIP Units, in the form of profits interest units of the Operating Partnership may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP Units (other than Class D Units), whether vested or not, receive the same quarterly per-unit distributions as Operating Partnership common units. Initially, LTIP Units do not have full parity with common units with respect to liquidating distributions. However, if such parity is reached, vested LTIP Units may be converted into an equal number of common units of the Operating Partnership at any time. The awards generally vest over periods between two and four years.

Service-Based Restricted Stock Units: Service-based Restricted Stock Units, which vest over periods between two and four years, convert to shares of Digital Realty Trust, Inc.’s common stock upon vesting.

Market Performance-Based Awards (“the Awards”): Market performance-based Class D units of the Operating Partnership and market performance-based Restricted Stock Units covering shares of Digital Realty Trust, Inc’s common stock can be issued to officers and employees of the Company. The Awards, utilize total shareholder return (“TSR”) over a 3-year measurement period as the market performance metric. Awards vest based on the Company’s TSR relative to the MSCI US REIT Index over a 3-year period, subject to continued services.

In January 2021, following the completion of the applicable Market Performance Period, the Compensation Committee determined that the high level had been achieved for the 2018 awards and, accordingly, 240,377 Class D units (including 20,725 distribution equivalent units that immediately vested on December 31, 2020) and 63,498 market performance-based Restricted Stock Units performance vested, subject to service-based vesting. On February 27, 2021, 50% of the 2018 awards vested and the remaining 50% will vest on February 27, 2022, subject to continued employment through the applicable vesting date. The targets and vesting thresholds for these awards remain unchanged from the targets and thresholds disclosed in the 2020 Form 10-K as filed with the SEC.

The fair values of the awards granted were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the TSR of the MSCI US REIT Index. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuations are summarized as follows:

	Expected Stock Price	Risk-Free Interest
Award Date	Volatility	rate
February 19, 2020	22%	1.39%
February 20, 2020	22%	1.35%
January 1, 2021	27%	0.17%
February 25, 2021	26%	0.31%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The grant date fair value of the Class D unit and market performance-based Restricted Stock Unit awards was approximately $25.0 million and $17.2 million for the three months ended March 31, 2021 and 2020, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

Other Items: In addition to the LTIP Units and Awards described above, one-time grants with time and/or performance-based vesting were issued associated with the Interxion Combination. The vesting of these awards is between two and three years.

As of March 31, 2021, approximately 5.5 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the Incentive Plan.

Each long-term incentive unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense for the three months ended March 31, 2021 and 2020 and our unearned compensation as of March 31, 2021 and December 31, 2020 (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended March 31,				March 31,	December 31,	compensation
Type of incentive award	2021	2020	2021	2020	2021	2020	(in years)
Long-term incentive units	$4.2	$3.1	$0.1	$0.1	$26.7	$15.1	2.5
Performance-based awards	6.2	4.7	0.4	0.2	52.9	34.4	2.5
Service-based restricted stock units	6.0	3.2	0.7	0.8	64.9	41.5	3.0
Interxion awards	10.5	3.0	—	—	16.4	27.2	2.1

The subsequent tables provide a summary of activity for LTIP Units and Service-Based Restricted Stock Units for the three months ended March 31, 2021.

		Weighted-Average
		Grant Date Fair
Unvested Long-term Incentive Units	Units	Value
Unvested, beginning of period	235,535	$122.22
Granted	119,418	136.27
Vested	(105,662)	119.69
Cancelled or expired	(1,016)	128.38
Unvested, end of period	248,275	$130.07

		Weighted-Average
		Grant Date Fair
Unvested Service-Based Restricted Stock Units	Shares	Value
Unvested, beginning of period	783,219	$123.04
Granted	227,989	134.60
Vested	(267,434)	118.11
Cancelled or expired	(9,329)	128.51
Unvested, end of period	734,445	$128.42

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interxion Equity Plans

On March 9, 2020, in connection with the Interxion Combination, certain outstanding awards granted under various InterXion equity plans were assumed by Digital Realty Trust, Inc. and converted into adjusted equity-based awards of Digital Realty Trust, Inc. common stock in accordance with the terms of the Purchase Agreement. All such awards will continue to be governed by the terms of the applicable Interxion equity plan and underlying award agreement evidencing the award. Approximately 0.6 million shares of Digital Realty Trust, Inc. common stock is registered and issuable pursuant to such awards. The impact of these plans is included in the tables above.

13. Derivative Instruments

As of March 31, 2021, there was no impact from netting arrangements as the Company did not have any derivatives in asset positions. There have been no significant changes to our policy or strategy from what was disclosed in our 2020 Form 10-K. A summary of our outstanding interest rate derivative instruments is shown in the subsequent table (in thousands).

Summary of Outstanding Interest Rate Derivatives

						Fair Value at Significant Other
Notional Amount						Observable Inputs (Level 2)
As of	As of					As of	As of
March 31,	December 31,	Type of	Strike	Effective	Expiration	March 31,	December 31,
2021	2020	Derivative	Rate	Date	Date	2021	2020
Currently-paying contracts
104,000	104,000	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(2,349)	(2,773)
—	77,352	Swap	0.779	Jan 15, 2016	Jan 15, 2021	—	(9)
$104,000	$181,352					$(2,349)	$(2,782)

As of March 31, 2021, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense during the twelve months ended March 31, 2022, when the hedged forecasted transactions impact earnings.

14. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2020 Form 10-K.

As of March 31, 2021 and December 31, 2020, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values. The carrying value of our global revolving credit facilities and unsecured term loans approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured debt are caused by differences in interest rates or borrowing spreads that were available to us on March 31, 2021 and December 31, 2020 as compared to those in effect when the debt was issued or assumed.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A comparison of estimated fair value and carrying value of our debt is shown in the subsequent table (in thousands).

	Categorization	As of March 31, 2021		As of December 31, 2020
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$458,344	$458,344	$540,184	$540,184
Unsecured term loans	Level 2	—	—	537,470	537,470
Unsecured senior notes (1)	Level 2	13,467,604	12,672,889	13,359,960	12,096,029
Secured debt (1)	Level 2	243,517	240,110	242,051	239,326
		$14,169,465	$13,371,343	$14,679,665	$13,413,009
(1)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2021, we had open commitments, including amounts reimbursable of approximately $31.9 million, related to construction contracts of approximately $1.4 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2021, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of March 31, 2021, and December 31, 2020:

	Balance as of
(Amounts in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$221,140	$108,501
Restricted cash (included in other assets)	9,572	15,151
Total	$230,712	$123,652

We paid $120.3 million and $110.1 million for interest, net of amounts capitalized, for the three months ended March 31, 2021 and 2020, respectively.

We paid $4.6 million and $6.6 million for income taxes, net of refunds, for the three months ended March 31, 2021 and 2020, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Subsequent Events

On April 15, 2021, we distributed a notice of redemption to all holders of record of our outstanding 6.625% series C cumulative redeemable perpetual preferred stock, or the series C preferred stock, for a redemption price of $25.211632 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of $0.211632 per share. The redemption date is May 17, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact of the COVID-19 pandemic on our or our customers’ operations; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2020. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

As used in this report: “Ascenty Acquisition” refers to the acquisition of Ascenty by the Operating Partnership and Stellar Participações S.A. (formerly Stellar Participações Ltda.), a Brazilian subsidiary of the Operating Partnership; “Ascenty entity” refers to the entity, which owns and operates Ascenty, formed with Brookfield Infrastructure; “Brookfield” refers to Brookfield Infrastructure, an affiliate of Brookfield Asset Management; “DFT” refers to DuPont Fabros Technology, Inc.; “DFT Merger” refers to the Company’s acquisition of DuPont Fabros Technology, Inc.; “DFT Operating Partnership” refers to DuPont Fabros Technology, L.P.; “Interxion” refers to InterXion Holding N.V.; and “Interxion Combination” refers to the Company’s combination with Interxion Holding N.V.

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

As of March 31, 2021, our portfolio included 290 data centers, including 44 data centers held as investments in unconsolidated entities, with approximately 45.3 million rentable square feet including approximately 7.7 million square feet of space under active development and approximately 2.2 million square feet of space held for development. The 44 data centers held as investments in unconsolidated entities have an aggregate of approximately 4.5 million rentable square feet. The 32 parcels of developable land we own as of March 31, 2021 comprised approximately 879 acres. At

March 31, 2021, excluding unconsolidated entities, approximately 7.1 million square feet was under construction for Turn-Key Flex® and Powered Base Building® products, all of which are expected to be income producing on or after completion, in eight U.S. metropolitan areas, 12 EMEA metropolitan areas, five Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 3.7 million square feet of base building construction and 3.4 million square feet of data center construction.

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

Revenue base. As of March 31, 2021, our portfolio included 290 data centers through our Operating Partnership, including 44 data centers held as investments in unconsolidated entities. Our global portfolio includes 142 data centers located in North America, with 104 located in Europe, 23 in Latin America, 12 in Asia, six in Australia and three in Africa.

The following table presents an overview of our portfolio of data centers, including the 44 data centers held as investments in unconsolidated entities, and developable land, based on information as of March 31, 2021.

			Space Under
	Data Center	Net Rentable	Active	Space Held for
Metropolitan Area	Buildings	Square Feet (1)	Development (2)	Development (3)

North America
Northern Virginia	24	5,868,718	458,715	76,944
Chicago	10	3,426,580	—	148,101
New York	13	2,050,581	233,560	99,980
Silicon Valley	20	2,251,021	65,594	—
Dallas	21	3,530,749	143,051	28,094
Phoenix	3	795,687	—	227,274
San Francisco	4	824,972	23,321	—
Atlanta	4	525,414	41,661	313,581
Los Angeles	4	798,571	19,908	—
Seattle	1	400,369	—	—
Portland	2	331,242	823,056	—
Toronto, Canada	3	316,362	515,128	—
Boston	4	467,519	—	50,649
Houston	6	392,816	—	13,969
Miami	2	226,314	—	—
Austin	1	85,688	—	—
Minneapolis/St. Paul	1	328,765	—	—
Charlotte	3	95,499	—	—
North America Total	126	22,716,866	2,323,994	958,592

EMEA
London, England	16	1,431,735	—	160,850
Frankfurt, Germany	27	1,660,202	1,553,403	—
Amsterdam, Netherlands	13	1,172,741	94,730	95,262
Paris, France	10	472,687	440,846	—
Vienna, Austria	2	358,282	—	—
Dublin, Ireland	8	380,818	94,005	—
Marseille, France	4	274,960	245,213	—
Madrid, Spain	4	218,136	225,000	—
Zurich, Switzerland	3	284,677	258,240	—
Brussels, Belgium	3	136,685	27,420	—
Stockholm, Sweden	6	206,139	48,659	—
Copenhagen, Denmark	3	163,755	162,123	—
Dusseldorf, Germany	2	105,523	—	—
Athens, Greece	2	55,170	—	—
Zagreb, Croatia	1	19,105	12,801	—
Nairobi, Kenya	1	15,710	—	—
Mombasa, Kenya	2	10,115	37,026	—
EMEA Total	107	6,966,440	3,199,466	256,112

Asia Pacific
Singapore	3	540,638	344,826	—
Sydney, Australia	4	226,697	222,838	—
Melbourne, Australia	2	146,570	—	—
Tokyo, Japan	1	—	406,664	—
Osaka, Japan	1	—	193,535	—
Seoul, South Korea	1	—	162,260	—
Hong Kong	1	—	284,751	—
Asia Pacific Total	13	913,905	1,614,874	—

Non-Data Center Properties	—	263,668	—	—

Managed Unconsolidated Entities
Northern Virginia	7	1,250,419	—	—
Hong Kong	1	186,300	—	—
Silicon Valley	4	326,305	—	—
Dallas	3	319,876	—	—
New York	1	108,336	—	—
	16	2,191,236	—	—

Non-Managed Unconsolidated Entities
Sao Paulo, Brazil	16	897,625	307,493	414,503
Tokyo, Japan	2	892,667	—	—
Osaka, Japan	2	277,031	24,181	30,874
Rio De Janeiro, Brazil	2	72,442	26,781	—
Fortaleza, Brazil	1	94,205	—	—
Seattle	1	51,000	—	—
Santiago, Chile	2	67,340	45,209	180,835
Queretaro, Mexico	2	—	108,178	376,202
	28	2,352,310	511,842	1,002,414

Total	290	35,404,425	7,650,175	2,217,118

(1)	Current net rentable square feet as of March 31, 2021, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes customers’ proportional share of common areas but excludes space under active development and space held for development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

As of March 31, 2021, our portfolio, including the 44 data centers held as investments in unconsolidated entities, was approximately 85.3% leased excluding approximately 7.7 million square feet of space under active development and approximately 2.2 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations we support, our lease terms are generally longer than standard commercial leases. As of March 31, 2021, our average remaining lease term is approximately five years. Our scheduled lease expirations through December 31, 2022 are 21.9% of rentable square feet excluding month-to-month leases, space under active development and space held for development as of March 31, 2021.

Factors Which May Influence Future Results of Operations

COVID-19. We are closely monitoring the impact of the COVID-19 pandemic on our global business and operations, including the impact on our customers, suppliers and business partners. As of the date of this report, all of our facilities have been and continue to be fully operational and operating in accordance with our business continuity and pandemic response plans. Across our portfolio, our facilities have been deemed essential operations, allowing us to remain staffed with critical personnel in place to continue to provide services and support for our customers. While we did not experience significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2021 nor as of the date of this report, we cannot predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. The global impact of the outbreak has been rapidly evolving and federal and local governments, including in locations where we operate, have responded by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and restrictions on construction projects. We cannot predict whether further restrictions will be implemented or how long they will be in effect. The impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown. Our workforce, excluding our critical data center employees, is working from home, which may impact its productivity. We have also experienced delays in construction activity in a few of our markets due to government restrictions in certain locations and as a result of availability of labor, and these delays are impacting some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after these restrictions are eased or lifted, due to increased safety protocols implemented in response to the COVID-19 pandemic. We continue to closely monitor the situation and communicate with our customers, contractors and suppliers. From a supply chain perspective, as of the date of this report, we believe we have secured the vast majority of equipment needed to complete our current development activities.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. As of the date of this report, we have collected April 2021 base rent and other payments at levels consistent with the comparable prior period. We received requests for rent relief related to COVID-19, most often in the form of rent deferral requests or requests for further discussion, from customers representing approximately 3% of annualized recurring rent. We are evaluating each customer rent relief request on an individual basis, considering a number of factors.  Not all customer requests will ultimately result in modification agreements, nor are we forgoing our contractual rights under our agreements. These requests for rent relief have not yet indicated that the probability of collecting the remaining rent due from these customers was less than likely. Consequently, there were no instances where we deemed it necessary to cease the recognition of income from rentals on a straight-line basis and begin the recognition of income from rentals on a cash basis when lease payments are collected. While we did not have any material adjustments to amounts as of and during the three months ended March 31, 2021, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods. April collections and rent relief requests may not necessarily be indicative of collections or requests in any future period.

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

Foreign currency exchange risk. For the three months ended March 31, 2021 and 2020, we had foreign operations, including through our investments in unconsolidated entities, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia, Japan, Hong Kong, South Korea and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March 2020, along with Greece and Croatia as part of other acquisitions in 2020, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, South Korean won, Swiss franc, Danish krone, Swedish krona, Croatian kuna and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. The withdrawal of the United Kingdom (or any other country) from the European Union, or prolonged periods of uncertainty relating to any of these possibilities, could result in increased foreign currency exchange volatility. The COVID-19 pandemic has impacted global markets and contributed to increased foreign currency exchange volatility, including with respect to the Brazilian real, which is the currency in which our Ascenty entity conducts business, and we cannot predict when such volatility will subside. We attempt to mitigate a portion of the currency fluctuation risk by financing our investments in local currency denominations, although there can be no assurance this strategy will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our reported revenues, operating margins and distributions and may also affect the book value of our assets, the book value of our debt and the amount of stockholders’ equity.

Rental income. The amount of rental income generated by the data centers in our portfolio depends on several factors, including our ability to maintain or improve occupancy and to lease currently available capacity and capacity available from lease expirations. Excluding approximately 7.7 million square feet of space under active development and approximately 2.2 million square feet of space held for development, our portfolio, including the 44 data centers held as investments in unconsolidated entities, was approximately 85.3% occupied as of March 31, 2021.

As of March 31, 2021, we had more than 4,000 customers in our data center portfolio, including the 16 data centers held in our managed portfolio of unconsolidated entities. As of March 31, 2021, approximately 93% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover all the increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income we generated also depends upon maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and data center market rental rates. As of March 31, 2021 approximately 3.5 million square feet of data center space with extensive installed tenant improvements available for lease was included in our approximately 30.9 million net rentable square feet, excluding space under active development and space held for development and 44 data centers held as investments in unconsolidated entities. In addition, as of March 31, 2021, we had approximately 7.7 million square feet of space under active development and approximately 2.2 million square feet of space held for development, or approximately 22% of the total rentable space in our portfolio, including the 44 data centers held as investments in unconsolidated entities. Our ability to grow earnings depends in part on our ability to develop and lease capacity at favorable rates, which we may not be able to obtain. Development requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development projects. We may purchase additional vacant properties and properties with vacant development capacity in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions” and “COVID-19.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 4.9 million square feet of available space in our portfolio, which excludes approximately 7.7 million square feet of space under active development and approximately 2.2 million square feet of space held for development as of March 31, 2021 and the 28 data centers held as investments in our non-managed unconsolidated entities, leases representing approximately 9.9% and 12.0% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2021 and the year ending December 31, 2022, respectively.

During the three months ended March 31, 2021, we signed renewal leases totaling approximately 1.3 million square feet of space and new leases totaling approximately 0.6 million square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2021:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	482,810	$259.22	$265.66	2.5%	$0.34	1.6
> 1 MW	387,773	$141.22	$144.74	2.5%	$1.09	3.9
Other (6)	419,471	$17.61	$21.30	21.0%	$0.02	2.5
New Leases Signed (5)
0 — 1 MW	121,245	—	$268.92	—	$32.32	3.9
> 1 MW	462,908	—	$150.05	—	$18.32	7.8
Other (6)	54,139	—	$29.49	—	$3.13	8.3
Leasing Activity Summary
0 — 1 MW	604,056		$266.31
> 1 MW	850,681		$147.63
Other (6)	473,610		$22.23
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the three months ended March 31, 2021.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2021 to 2022.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2021 expirations on an average aggregate basis will generally be consistent with the rates currently being paid for the same space on a GAAP basis and on a cash basis. For the three months ended March 31, 2021, rents on renewed space increased by an average of 2.5% on a GAAP basis on our 0-1 MW space compared to the expiring rents and increased by an average of 2.5% on a GAAP basis on our > 1 MW space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. As of March 31, 2021, our portfolio, including the 44 data centers held as investments in unconsolidated entities, was geographically concentrated in the following metropolitan areas.

Percentage of
March 31, 2021
total annualized
Metropolitan Area	rent (1)
Northern Virginia	19.5%
Chicago	9.0%
London, England	7.5%
Silicon Valley	6.8%
New York	6.5%
Dallas	6.0%
Frankfurt, Germany	5.7%
Amsterdam, Netherlands	4.0%
Sao Paulo, Brazil	3.7%
Singapore	2.8%
Phoenix	2.0%
Paris, France	2.0%
San Francisco	1.9%
Tokyo, Japan	1.9%
Atlanta	1.6%
Other	19.1%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2021 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the three months ended March 31, 2021 was approximately $29.2 million.

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

In the absence of comprehensive federal climate change legislation, regulatory agencies, including the U.S. Environmental Protection Agency, or EPA, and states have taken the lead in regulating GHG emissions in the U.S. Under the Obama administration, from 2009 through 2016, the EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its authority under the Clean Air Act. From 2017 through 2020, the Trump administration moved to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus the EPA’s mission away from such regulation. However, the new Biden administration has described climate change regulation as a top priority, announcing in April 2021 a target of reducing net US GHG emissions by 50-52 percent from 2005 levels by 2030.

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

As a result of the former Trump administration policies, states have been driving regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. As another example of state action, a number of states have adopted Renewable Portfolio Standards to increase the use of renewable energy, and a number of eastern states participate in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants. As another example, in April 2021, the Washington Legislature passed a law capping GHG emissions from electricity generators and other entities, with compliance obligations to begin in 2023.

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

Canada set a GHG emissions reduction target of 40-45% below 2005 levels by 2030, and the Canadian Greenhouse Gas Pollution Pricing Act established a carbon-pricing regime that went into effect in January 2019 for provinces and territories in Canada where there is no provincial system in place already, or where the provincial system does not meet the federal benchmark. Climate change regulations are also in various stages of implementation in other nations as well, including nations where we operate, such as Japan (which set a GHG emissions reduction target of 46% below 2013 levels by 2030), Brazil (which committed to carbon neutrality by 2050), Singapore, and Australia.

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

Interest rates. As of March 31, 2021, we had approximately $104.0 million of variable rate debt subject to interest rate swap agreements, along with $458.3 million and $351.9 million of variable rate debt that was outstanding on the global revolving credit facilities and the Floating Rate Notes due 2022, respectively. The availability of debt and equity capital may contract or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions,” “COVID-19” or other factors. The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher credit spreads, tightened loan covenants, reduced loan-to-value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Higher interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third-party sources, we may not be able to satisfy our debt service obligations, acquire or develop properties when strategic opportunities exist or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 1 “New Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations

The discussion below relates to our results of operations for the three months ended March 31, 2021 and 2020. A summary of our operating results for the three months ended March 31, 2021 and 2020 is as follows (in thousands).

	Three Months Ended March 31,
	2021	2020
Income Statement Data:
Total operating revenues	$1,090,391	$823,337
Total operating expenses	(897,872)	(723,288)
Operating income	192,519	100,049

Equity in loss of unconsolidated entities	(23,031)	(78,996)
Gain on disposition of properties, net	333,921	304,801
Other expense, net	(7,186)	(3,542)
Interest expense	(75,653)	(85,800)
Loss from early extinguishment of debt	(18,347)	(632)
Income tax expense	(7,547)	(7,182)
Net income	$394,676	$228,698

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2019 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2020-2021 and properties sold or contributed to joint ventures. Our non-stabilized pool includes the results of the newly acquired operating properties and newly delivered properties that were previously under development.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Portfolio

As of March 31, 2021, our portfolio consisted of 290 data centers, including 44 data centers held as investments in unconsolidated entities, with an aggregate of 45.3 million rentable square feet including 7.7 million square feet of space under active development and 2.2 million square feet of space held for development compared to a portfolio consisting of 213 data centers (excluding the Interxion portfolio), including 40 data centers held as investments in unconsolidated entities, with an aggregate of 35.7 million rentable square feet including 4.3 million square feet of space under active development and 1.7 million square feet of space held for development as of March 31, 2020.

Revenues

Total operating revenues for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental and other services	$1,087,906	$820,072	$267,834
Fee income and other	2,485	3,265	(780)
Total operating revenues	$1,090,391	$823,337	$267,054

The following tables show rental and other services revenue for the three months ended March 31, 2021 and 2020 for stabilized properties and non-stabilized properties and other (all other properties) (in thousands). Revenue totals for non-stabilized include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Non-Stabilized
	Three Months Ended March 31,				Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020	Change
Rental and other services	$613,436	$597,925	$15,511	2.6%	$474,470	$222,147	$252,323

Stabilized rental and other services revenue increased $15.5 million for the three months ended March 31, 2021 compared to the same period in 2020 due to new leasing and renewals, net of expirations as well as increased tenant reimbursements associated with higher utility costs in Texas due to winter storm Uri.

Non-stabilized rental and other services revenues increased $252.3 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily as a result of revenues associated with the Interxion Combination of $236.2 million and $47.4 million for the three months ended March 31, 2021 and 2020, respectively, offset by properties sold in 2020 and 2021.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental property operating and maintenance	$361,779	$265,708	$96,071
Property taxes and insurance	52,503	45,670	6,833
Depreciation and amortization	369,733	291,457	78,276
General and administrative	99,994	63,538	36,456
Transaction and integration expenses	14,120	56,801	(42,681)
Other	(257)	114	(371)
Total operating expenses	$897,872	$723,288	$174,584
Interest expense	$75,653	$85,800	$(10,147)

The following tables show property level expenses for the three months ended March 31, 2021 and 2020 for stabilized properties and non-stabilized properties and other (all other properties) (in thousands). Expense totals for non-stabilized and other include results from properties that have not yet met the definition of stabilized and properties that are classified as held for sale or were sold during the period.

	Stabilized				Non-Stabilized
	Three Months Ended March 31,				Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020	Change
Rental property operating and maintenance	$212,331	$185,357	$26,974	14.6%	$149,448	$80,351	$69,097
Property taxes and insurance	33,928	32,732	1,196	3.7%	18,575	12,938	5,637
	$246,259	$218,089	$28,170	12.9%	$168,023	$93,289	$74,734

Stabilized rental property operating and maintenance expenses increased approximately $27.0 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily related to higher utility consumption at certain properties in the stabilized portfolio.

Non-stabilized rental property operating and maintenance expenses increased by approximately $69.1 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the Interxion Combination, which contributed $89.7 million and $19.4 million for the three months March 31, 2021 and 2020, respectively, along with higher expenses as a result of leasing activity during the twelve months ended March 31, 2021 offset by properties sold in 2020 and 2021.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $78.3 million in the three months ended March 31, 2021 compared to the same period in 2020. The increase was principally due to the Interxion Combination.

General and Administrative

General and administrative expenses increased by approximately $36.5 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the Interxion Combination, which closed in March 2020.

Transactions and Integration Expenses

Transactions and integration expense decreased by approximately $42.7 million in the three months ended March 31, 2021 compared to the same period in 2020, principally due to integration and transaction costs associated with the Interxion Combination, which closed in March 2020.

Interest Expense

Interest expense decreased by approximately $10.1 million in the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily due to the redemption of the 2.750% 2023 Notes in February 2021, the 4.750% 2023 Notes in October 2020 and the 3.950% 2022 Notes and 3.625% 2022 Notes in August 2020 partially offset by lower rate debt issuances, 1.125% 2031 Notes in June 2020, 1.000% 2032 Notes and 2022 Floating Rate Notes in September 2020 and 0.625% 2031 Notes in January 2021.

Other Expense, Net

Other expense, net increased approximately $3.6 million in the three months ended March 31, 2021 compared to the same period in 2020.  The increase is primarily due to short-term realized and unrealized foreign exchange revaluations.

Gain on Disposition of Properties, Net

During the three months ended March 31, 2021, we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total purchase consideration of approximately $680.0 million resulting in a gain of approximately $333.3 million in March 2021. During the three months ended March 31, 2020, we sold 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree at a purchase consideration of approximately $557.0 million, resulting in a gain of approximately $304.8 million in January 2020.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $17.7 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the redemption of the 2.750% 2023 Notes in February 2021.

Liquidity and Capital Resources of the Parent

In this “Liquidity and Capital Resources of the Parent” section and in the “Liquidity and Capital Resources of the Operating Partnership” section below, the term our “Parent” refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our Operating Partnership.

Analysis of Liquidity and Capital Resources

Our Parent’s business is operated primarily through our Operating Partnership, of which our Parent is the sole general partner and which it consolidates for financial reporting purposes. Because our Parent operates on a consolidated basis with our Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of our Parent on a consolidated basis and how our Company is operated as a whole.

Our Parent issues public equity from time to time, but generally does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company, which are fully reimbursed by the Operating Partnership. Our Parent itself does not hold any indebtedness other than guarantees of the indebtedness of our Operating Partnership and certain of its subsidiaries, and its only material asset is its ownership of partnership interests of our Operating Partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our Parent and our Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our Parent. All debt is held directly or indirectly at the Operating Partnership level. Our Parent’s principal funding requirement is the payment of dividends on its common and preferred stock. Our Parent’s principal source of funding for its dividend payments is distributions it receives from our Operating Partnership.

As the sole general partner of our Operating Partnership, our Parent has the full, exclusive and complete responsibility for our Operating Partnership’s day-to-day management and control. Our Parent causes our Operating Partnership to distribute such portion of its available cash as our Parent may in its discretion determine, in the manner provided in our Operating Partnership’s partnership agreement. Our Parent receives proceeds from its equity issuances from time to time, but is generally required by our Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to our Operating Partnership in exchange for partnership units of our Operating Partnership.

Our Parent is a well-known seasoned issuer with an effective shelf registration statement filed on March 17, 2020, which allows our Parent to register an unspecified amount of various classes of equity securities. As circumstances warrant, our Parent may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would generally be contributed to our Operating Partnership in exchange for additional equity interests in our Operating Partnership. Our Operating Partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

The liquidity of our Parent is dependent on our Operating Partnership’s ability to make sufficient distributions to our Parent. The primary cash requirement of our Parent is its payment of dividends to its stockholders. Our Parent also guarantees our Operating Partnership’s, as well as certain of its subsidiaries’ and affiliates’, unsecured debt. If our Operating Partnership or such subsidiaries fail to fulfill their debt requirements, which trigger Parent guarantee obligations, then our Parent will be required to fulfill its cash payment commitments under such guarantees. However, our Parent’s only material asset is its investment in our Operating Partnership.

We believe our Operating Partnership’s sources of working capital, specifically its cash flow from operations, and funds available under its global revolving credit facility are adequate for it to make its distribution payments to our Parent and, in turn, for our Parent to make its dividend payments to its stockholders. However, we cannot assure you that our Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including making distribution payments to our Parent. The lack of availability of capital could adversely affect our Operating Partnership’s ability to pay its distributions to our Parent, which would in turn, adversely affect our Parent’s ability to pay cash dividends to its stockholders.

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are parties to an ATM equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). In accordance with the Sales Agreement, following the date of the 2020 Amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 Amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. There was no activity under the Sales Agreement during the three months ended March 31, 2021 and 2020. As of March 31, 2021, approximately $749.4 million remains available for future sales under the program. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see our 2020 Form 10-K.

Future Uses of Cash

Our Parent may from time to time seek to retire, redeem or repurchase its equity or the debt securities of our Operating Partnership or its subsidiaries through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

We are also subject to the commitments discussed below under “Dividends and Distributions.”

Dividends and Distributions

Our Parent is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our Parent intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our Operating Partnership’s operating activities. While historically our Parent has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Parent’s Board of Directors. Our Parent considers market factors and our Operating Partnership’s performance in addition to REIT requirements in determining distribution levels. Our Parent has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our Parent’s status as a REIT.

As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our Parent may need to continue to raise capital in the debt and equity markets to fund our Operating Partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our Parent may be required to use borrowings under our global revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our Parent’s REIT status.

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the three months ended March 31, 2021 and 2020, see Note 10 to our condensed consolidated financial statements contained herein.

Distributions out of our Parent’s current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our Parent’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our Parent’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our Parent’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis. However, we may also need to utilize borrowings under the global revolving credit facility to fund distributions.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to our Operating Partnership together with its consolidated subsidiaries or our Operating Partnership and our Parent together with their consolidated subsidiaries, as the context requires.

Analysis of Liquidity and Capital Resources

Our Parent is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our Parent, the section entitled “Liquidity and Capital Resources of the Parent” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.

As of March 31, 2021, we had $221.1 million of cash and cash equivalents, excluding $9.6 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits.

Our global revolving credit facility provides for borrowings up to $2.35 billion. We have the ability from time to time to increase the size of the global revolving credit facility by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2023, with two six-month extension options available. The global revolving credit facility provides for borrowings in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our global revolving credit facility, see Note 8 to our condensed consolidated financial statements contained herein.

Our short-term liquidity requirements primarily consist of operating expenses, development costs and other expenditures associated with our properties, distributions to our Parent in order for it to make dividend payments on its preferred stock, distributions to our Parent in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders of common limited partnership interests in Digital Realty Trust, L.P., capital expenditures, debt service on our loans and senior notes, and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our global revolving credit facilities.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “COVID-19” above.

On January 12, 2021, Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the Operating Partnership through which the Interxion business is held, issued and sold €1.0 billion aggregate principal amount of 0.625% Guaranteed Notes due 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €988.3 million (approximately $1,206.4 million based on the exchange rate on January 12, 2021) after deducting managers’ discounts and estimated offering expenses. We intend to allocate an amount equal to the net proceeds from the offering of the 2031 Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects (collectively, “Eligible Green Projects”), including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the 2031 Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds from the 2031 Notes were used to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facility and for other general corporate purposes.

Construction

The table below summarizes our land held for future development and construction in progress and space held for development as of March 31, 2021 and December 31, 2020:

Development Lifecycle	As of March 31, 2021				As of December 31, 2020
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)	N/A	$192,896	$—	$192,896	N/A	$226,862	$—	$226,862
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$683,782	$—	$683,782	N/A	$785,182	$—	$785,182
Space Held for Development (6)	1,214,704	234,993	—	234,993	1,501,310	236,545	—	236,545
Base Building Construction	3,758,048	527,310	635,573	1,162,883	2,331,472	458,357	485,613	943,970
Data Center Construction	3,380,286	1,405,086	2,516,622	3,921,708	2,573,759	1,232,762	1,596,821	2,829,583
Equipment Pool & Other Inventory	N/A	8,357	—	8,357	N/A	9,761	—	9,761
Campus, Tenant Improvements & Other	N/A	45,118	32,223	77,341	N/A	45,719	42,848	88,567
Total Construction in Progress and Land Held for Future Development	8,353,038	$3,097,541	$3,184,418	$6,281,959	6,406,541	$2,995,188	$2,125,282	$5,120,470
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through March 31, 2021. Excludes costs incurred by unconsolidated entities.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2020. Excludes costs incurred by unconsolidated entities.
(5)	Represents approximately 879 acres as of March 31, 2021 and approximately 927 acres as of December 31, 2020.
(6)	Excludes space held for development through unconsolidated entities.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 7.1 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. As of March 31, 2021, we had approximately 7.7 million square feet under active development and approximately 2.2 million square feet held for development. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At March 31, 2021, excluding unconsolidated entities, approximately 7.1 million square feet was under active development for Turn-Key Flex® and Powered Base Building® products, all of which is expected to be income-producing on or after completion, in eight U.S. metropolitan areas, 12 EMEA metropolitan areas, five Asian metropolitan areas, one Australian metropolitan area and one Canadian metropolitan area, consisting of approximately 3.7 million square feet of base building construction and 3.4 million square feet of data center construction. At March 31, 2021, we had open commitments, related to construction contracts of approximately $1.4 billion, including amounts reimbursable of approximately $31.9 million.

We currently expect to incur approximately $1.6 billion to $1.9 billion of capital expenditures for our development programs during the nine months ending December 31, 2021, although this amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Development projects	$439,793	$320,093
Enhancement and improvements	58	28
Recurring capital expenditures	39,522	34,677
Total capital expenditures (excluding indirect costs)	$479,373	$354,798

For the three months ended March 31, 2021, total capital expenditures increased $124.6 million to approximately $479.4 million from $354.8 million for the same period in 2020. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2021 were approximately $439.9 million, which reflects an increase of approximately 37% from the same period in 2020. This increase was primarily due to Interxion, which had approximately $158 million of capital expenditures for the three months ended March 31, 2021. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2021 and 2020 were $29.2 million and $22.5 million, respectively. Capitalized interest comprised approximately $11.4 million and $9.9 million of the total indirect costs capitalized for the three months ended March 31, 2021 and 2020, respectively. Capitalized interest in the three months ended March 31, 2021 increased, compared to the same period in 2020, due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the three months ended March 31, 2021 increased compared to the same period in 2020 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2021.

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

We may from time to time seek to retire or repurchase our outstanding debt or the equity of our Parent through cash purchases and/or exchanges for equity securities of our Parent in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

We expect to meet our short-term and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of May 4, 2021, we had approximately $2.2 billion of borrowings available under our global revolving credit facilities. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions” and “COVID-19”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three months ended March 31, 2021, see Note 10 to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2021 (in millions):

Debt Summary:
Fixed rate	$12,457.1
Variable rate debt subject to interest rate swaps	104.0
Total fixed rate debt (including interest rate swaps)	12,561.1
Variable rate—unhedged	810.2
Total	$13,371.3
Percent of Total Debt:
Fixed rate (including swapped debt)	93.9%
Variable rate	6.1%
Total	100.0%

Effective Interest Rate as of March 31, 2021
Fixed rate (including hedged variable rate debt)	2.41%
Variable rate	0.55%
Effective interest rate	2.30%

As of March 31, 2021, we had approximately $13.4 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 24% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2021 of $140.84). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, SOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of March 31, 2021, our debt had a weighted average term to initial maturity of approximately 6.7 years (or approximately 6.7 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2021, we were party to interest rate swap agreements related to $104.0 million of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

As of March 31, 2021, our pro-rata share of secured debt of unconsolidated entities was approximately $714.1 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$327,875	$226,660	$101,215
Net cash provided by (used in) investing activities	185,458	(137,443)	322,901
Net cash (used in) provided by financing activities	(416,665)	91,010	(507,675)
Net increase in cash, cash equivalents and restricted cash	$96,668	$180,227	$(83,559)

The increase in net cash provided by operating activities was primarily due to the Interxion Combination offset by the operating activities of properties sold during the twelve months ended March 31, 2021.

The changes in the activities that comprise net cash provided by investing activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 consisted of the following amounts (in thousands).

Change
Increase in cash used for improvements to investments in real estate	$(131,228)
Decrease in cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	168,904
Increase in cash from investment in joint ventures	118,296
Increase in cash provided by proceeds from sale of real estate	159,122
Other changes	7,807
Increase in net cash provided by investing activities	$322,901

The increase in net cash provided by investing activities was primarily due to a decrease in cash paid for acquisitions related to the acquisition of an additional 49% ownership interest in the Westin Building Exchange in February 2020, along with an increase in cash provided by proceeds from sale of investments related to the sale of 11 data centers in Europe in March 2021 partially offset by the sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree in January 2020 and an increase in cash used for improvements to investments in real estate.

The changes in the activities that comprise net cash used in financing activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 for the Company consisted of the following amounts (in thousands).

Change
Increase in cash used for net repayments of short-term borrowings	$(326,303)
Decrease in cash provided by proceeds from secured / unsecured debt	(585,487)
Decrease in cash used for repayment on secured / unsecured debt	548,438
Increase in cash used for dividend and distribution payments	(113,145)
Other changes	(31,178)
Increase in net cash used in financing activities	$(507,675)

The increase in cash used in financing activities was primarily due to an increase in cash used for repayments of short-term borrowings during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 partially along with an increase in dividend and distribution payments for the three months ended March 31, 2021 as compared to the same period in 2020 as a result of an increase in the number of shares outstanding due to the Interxion Combination and increased dividend amount per share of common stock in the three months ended March 31, 2021 as compared to the same period in 2020.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2021, amounted to 2.7% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of March 31, 2021, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended March 31,
	2021	2020
Net Income Available to Common Stockholders	$372,406	$202,859
Adjustments:
Non-controlling interests in operating partnership	9,800	7,800
Real estate related depreciation & amortization (1)	364,697	286,517
Unconsolidated JV real estate related depreciation & amortization	19,378	19,923
Gain on disposition of properties	(333,921)	(304,801)
FFO available to common stockholders and unitholders (2)	$432,360	$212,298
Basic FFO per share and unit	$1.50	$0.92
Diluted FFO per share and unit (2)	$1.49	$0.91
Weighted average common stock and units outstanding
Basic	288,377	230,443
Diluted (2)	289,199	232,754
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$369,733	$291,457
Non-real estate depreciation	(5,036)	(4,940)
	$364,697	$286,517
(2)	For all periods presented, we have excluded the effect of the series C, series G, series I, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series G, series I, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Weighted average common stock and units outstanding	288,377	230,443
Add: Effect of dilutive securities	822	2,311
Weighted average common stock and units outstanding—diluted	289,199	232,754

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2021, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,457.1	$13,255.3
Variable rate debt subject to interest rate swaps	104.0	104.0
Total fixed rate debt (including interest rate swaps)	12,561.1	13,359.3
Variable rate debt	810.2	810.2
Total outstanding debt	$13,371.3	$14,169.5

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2021:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.2
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.2)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	15.2
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(16.4)

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2021 and 2020, we had foreign operations, including through our investments in unconsolidated entities, in the United Kingdom, Ireland, France, the Netherlands, Germany, Switzerland, Canada, Singapore, Australia entities, Japan, Hong Kong, South Korea and Brazil and we have added Austria, Belgium, Denmark, Spain, Sweden and Kenya as part of the Interxion Combination, which closed in March 2020 along with Greece and Croatia as part of other acquisitions in 2020. As such, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Canadian dollar, Brazilian real, Singapore dollar, Australian dollar, Japanese Yen, Hong Kong dollar, South Korean won, Swiss franc, Danish krone, Swedish krona, Croatian kuna and the Kenyan shilling. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty entity and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty entity’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2021 and 2020, operating revenues from properties outside the United States contributed $399.5 million and $195.4 million, respectively, which represented 36.6% and 23.7% of our total operating revenues, respectively. Net investment in properties outside the United States was $8.9 billion and $9.3 billion as of March 31, 2021 and December 31, 2020, respectively. Net assets in foreign operations were approximately $5.2 billion and $5.7 billion as of March 31, 2021 and December 31, 2020, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2021, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

During the three months ended March 31, 2021, we issued 125,395 shares of our Common Stock as partial consideration for our acquisition of Pureport. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) and Rule 506 of the Securities Act, on the basis of representations that the recipients were “accredited investors” within the meaning of Regulation D under the Securities Act. The Company has agreed to register the resale of the shares under the Securities Act.

Digital Realty Trust, L.P.

During the three months ended March 31, 2021, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2021, Digital Realty Trust, Inc. issued an aggregate of 227,989 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2021, our Operating Partnership issued an aggregate of 227,989 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended March 31, 2021, an aggregate of 9,329 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 218,660 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $35.5 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 5, 2021, Camilla A. Harris, our Chief Accounting Officer, assumed the responsibilities of principal accounting officer of Digital Realty Trust, Inc.

Ms. Harris, age 47, has served as our Chief Accounting Officer since November 2020. Prior to joining the Company, Ms. Harris served as Vice President, Controller at Sunoco LP from May 2018 to October 2020. Prior to that, she served as Assistant Controller at Energy Transfer from September 2016 to May 2018.

There are no arrangements or understandings between Ms. Harris and any other person pursuant to which Ms. Harris was selected as an officer. There are no transactions in which Ms. Harris has an interest requiring disclosure under Item 404(a) of Regulation S-K.

There is no employment agreement in place between the company and Ms. Harris. We expect to enter into our form of indemnification agreement with Ms. Harris.

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

4.1

Indenture, dated as of January 12, 2021, among Digital Intrepid Holding B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 0.625% Guaranteed Notes due 2031. (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 12, 2021).

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Income Statements for the three ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 7, 2021	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 7, 2021	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 7, 2021	/S/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

May 7, 2021	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 7, 2021	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 7, 2021	/s/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)