Form 10-Q
period 2021-06-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2021-08-06
CIK 1297996, 1494877

]]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at August 4, 2021
Common Stock, $.01 par value per share	282,593,428

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2021 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership” or “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of June 30, 2021, the Parent owned an approximate 97.6% common general partnership interest in the OP. The remaining approximate 2.4% of the common limited partnership interests of the OP are owned by non-affiliated third parties and certain directors and officers of the Parent. As of June 30, 2021, the Parent owned all of the preferred limited partnership interests of the OP. As the sole general partner of the OP, the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement, as amended; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $300 million based on exchange rates at June 30, 2021) senior unsecured revolving credit facility and Yen credit agreement, as amended; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	$20,782,348	$20,582,954
Investments in unconsolidated entities	1,119,026	1,148,158
Net investments in real estate	21,901,374	21,731,112
Operating lease right-of-use assets, net	1,452,633	1,386,959
Cash and cash equivalents	120,482	108,501
Accounts and other receivables, net	630,086	603,111
Deferred rent	539,379	528,180
Goodwill	8,185,931	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	2,956,027	3,122,904
Other assets	365,308	264,528
Total assets	$36,151,220	$36,076,291
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,026,368	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net of discount	12,659,043	11,997,010
Secured and other debt, including premiums	242,410	239,222
Operating lease liabilities	1,545,689	1,468,712
Accounts payable and other accrued liabilities	1,367,240	1,420,162
Deferred tax liabilities, net	742,127	698,308
Accrued dividends and distributions	—	324,386
Security deposits and prepaid rents	362,606	371,659
Total liabilities	17,945,483	17,587,944

Redeemable noncontrolling interests	41,490	42,011
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $755,000 and $956,250 liquidation preference ($25.00 per share), and 30,200,000 and 38,250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	731,690	950,940
Common Stock: $0.01 par value per share, 392,000,000 shares authorized; 282,603,152 and 280,289,726 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,806	2,788
Additional paid-in capital	20,844,834	20,626,897
Accumulated dividends in excess of earnings	(4,153,407)	(3,997,938)
Accumulated other comprehensive income, net	31,733	135,010
Total stockholders’ equity	17,457,656	17,717,697
Noncontrolling interests	706,591	728,639
Total equity	18,164,247	18,446,336
Total liabilities and equity	$36,151,220	$36,076,291

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Rental and other services	$1,089,395	$987,675	$2,177,301	$1,807,747
Fee income and other	3,793	5,320	6,278	8,585
Total operating revenues	1,093,188	992,995	2,183,579	1,816,332
Operating Expenses:
Rental property operating and maintenance	383,216	332,647	744,995	598,355
Property taxes and insurance	48,498	48,441	101,001	94,111
Depreciation and amortization	368,981	349,165	738,714	640,622
General and administrative	97,492	94,291	197,486	157,829
Transactions and integration	7,075	15,618	21,195	72,419
Other	2,298	22	2,041	136
Total operating expenses	907,560	840,184	1,805,432	1,563,472
Operating income	185,628	152,811	378,147	252,860
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	52,143	(7,632)	29,112	(86,628)
Gain on disposition of properties, net	499	—	334,420	304,801
Other expense, net	10,124	22,163	2,938	18,621
Interest expense	(75,014)	(79,874)	(150,667)	(165,674)
Loss from early extinguishment of debt	—	—	(18,347)	(632)
Income tax expense	(47,582)	(11,490)	(55,129)	(18,672)
Net income	125,798	75,978	520,474	304,676
Net income attributable to noncontrolling interests	(4,544)	(1,147)	(13,300)	(5,831)
Net income attributable to Digital Realty Trust, Inc.	121,254	74,831	507,174	298,845
Preferred stock dividends, including undeclared dividends	(11,885)	(21,155)	(25,399)	(42,310)
Gain on redemption of preferred stock	18,000	—	18,000	—
Net income available to common stockholders	$127,369	$53,676	$499,775	$256,535
Net income per share available to common stockholders:
Basic	$0.45	$0.20	$1.78	$1.05
Diluted	$0.45	$0.20	$1.77	$1.04
Weighted average common shares outstanding:
Basic	281,791,855	267,569,823	281,445,252	244,866,574
Diluted	282,433,857	270,744,408	282,075,611	247,576,014

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$125,798	$75,978	$520,474	$304,676
Other comprehensive income (loss):
Foreign currency translation adjustments	111,678	88,659	(107,324)	(268,544)
Increase (decrease) in fair value of interest rate swaps	226	(1,011)	563	(12,849)
Reclassification to interest expense from interest rate swaps	353	784	712	226
Other comprehensive income (loss)	112,257	88,432	(106,049)	(281,167)
Comprehensive income	238,055	164,410	414,425	23,509
Comprehensive (income) loss attributable to noncontrolling interests	(7,285)	(3,706)	(10,528)	4,907
Comprehensive income attributable to Digital Realty Trust, Inc.	$230,770	$160,704	$403,897	$28,416

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2021	Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of March 31, 2021	$40,097	$950,940	281,372,310	$2,795	$20,700,282	$(3,952,497)	$(77,783)	$721,587	$18,345,324
Conversion of common units to common stock	—	—	698,485	7	57,777	—	—	(57,784)	—
Issuance of common stock, net of costs	—	—	477,762	5	75,665	—	—	—	75,670
Amortization of share-based compensation	—	—	—	—	21,063	—	—	—	21,063
Vesting of restricted stock, net	—	—	54,595	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(1)	(6,130)	—	—	—	(6,131)
Reclassification of vested share-based awards	—	—	—	—	(2,322)	—	—	2,322	—
Redemption of series C preferred stock	—	(219,250)	—	—	—	18,000	—	—	(201,250)
Adjustment to redeemable noncontrolling interests	1,501	—	—	—	(1,501)	—	—	—	(1,501)
Dividends declared on preferred stock	—	—	—	—	—	(11,885)	—	—	(11,885)
Dividends and distributions on common stock and common and incentive units	(181)	—	—	—	—	(328,279)	—	(7,801)	(336,080)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	41,055	41,055
Net income	73	—	—	—	—	121,254	—	4,471	125,725
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	108,951	2,727	111,678
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	221	5	226
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	344	9	353
Balance as of June 30, 2021	$41,490	$731,690	282,603,152	$2,806	$20,844,834	$(4,153,407)	$31,733	$706,591	$18,164,247

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
			Number of		Additional	Dividends in	Other	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2021	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	1,340,675	13	111,384	—	—	(111,397)	—
Common stock issued in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Issuance of common stock, net of costs	—	—	477,762	5	75,433	—	—	—	75,438
Shares issued under employee stock purchase plan	—	—	29,475	—	3,427	—	—	—	3,427
Amortization of share-based compensation	—	—	—	—	49,851	—	—	—	49,851
Vesting of restricted stock, net	—	—	340,119	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(1)	(15,848)	—	—	—	(15,849)
Reclassification of vested share-based awards	—	—	—	—	(22,870)	—	—	22,870	—
Redemption of series C preferred stock	—	(219,250)	—	—	—	18,000	—	—	(201,250)
Adjustment to redeemable noncontrolling interests	1,709	—	—	—	(1,709)	—	—	—	(1,709)
Dividends declared on preferred stock	—	—	—	—	—	(25,399)	—	—	(25,399)
Dividends and distributions on common stock and common and incentive units	(362)	—	—	—	—	(655,244)	—	(16,502)	(671,746)
Contributions from noncontrolling interests	(2,150)	—	—	—	—	—	—	72,735	72,735
Net income	282	—	—	—	—	507,174	—	13,018	520,192
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(104,520)	(2,804)	(107,324)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	549	14	563
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	694	18	712
Balance as of June 30, 2021	$41,490	$731,690	282,603,152	$2,806	$20,844,834	$(4,153,407)	$31,733	$706,591	$18,164,247

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2020	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of March 31, 2020	$40,027	$1,434,420	263,595,562	$2,622	$18,606,766	$(3,139,350)	$(444,222)	$716,304	$17,176,540
Conversion of common units to common stock	—	—	212,859	2	18,043	—	—	(18,045)	—
Common stock and share-based awards issued in connection with Interxion Combination	—	—	—	—	9,800	—	—	—	9,800
Issuance of common stock, net of costs	—	—	4,535,951	46	638,080	—	—	—	638,126
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	22,050	—	—	—	22,050
Vesting of restricted stock, net	—	—	54,701	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(432)	—	—	—	(432)
Reclassification of vested share-based awards	—	—	—	—	(1,497)	—	—	1,497	—
Adjustment to redeemable noncontrolling interests	499	—	—	—	(499)	—	—	—	(499)
Dividends declared on preferred stock	—	—	—	—	—	(21,155)	—	—	(21,155)
Dividends and distributions on common stock and common and incentive units	(175)	—	—	—	—	(300,851)	—	(10,128)	(310,979)
Contributions from noncontrolling interests	515	—	—	—	—	—	—	4,506	4,506
Net income (loss)	(282)	—	—	—	—	74,831	—	1,429	76,260
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	86,093	2,566	88,659
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(981)	(30)	(1,011)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	761	23	784
Balance as of June 30, 2020	$40,584	$1,434,420	268,399,073	$2,670	$19,292,311	$(3,386,525)	$(358,349)	$698,122	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
			Number of		Additional	Dividends in	Other	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2020	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$728,788	$10,608,100
Conversion of common units to common stock	—	—	805,812	8	70,274	—	—	(70,282)	—
Common stock and share-based awards issued in connection with Interxion Combination	—	—	54,298,595	543	6,984,509	—	—	—	6,985,052
Issuance of common stock, net of costs	—	—	4,585,951	46	644,585	—	—	—	644,631
Shares issued under employee stock purchase plan	—	—	25,234	—	2,638	—	—	—	2,638
Amortization of share-based compensation	—	—	—	—	37,730	—	—	—	37,730
Vesting of restricted stock, net	—	—	(217,277)	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(4,750)	—	—	—	(4,750)
Reclassification of vested share-based awards	—	—	—	—	(16,504)	—	—	16,504	—
Adjustment to redeemable noncontrolling interests	3,491	—	—	—	(3,491)	—	—	—	(3,491)
Dividends declared on preferred stock	—	—	—	—	—	(42,310)	—	—	(42,310)
Dividends and distributions on common stock and common and incentive units	(350)	—	—	—	—	(596,481)	—	(19,150)	(615,631)
Contributions from noncontrolling interests	1,567	—	—	—	—	—	—	43,982	43,982
Net income (loss)	(3,188)	—	—	—	—	298,845	—	9,019	307,864
Other comprehensive loss—foreign currency translation adjustments	(2,401)	—	—	—	—	—	(258,257)	(10,286)	(268,513)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(12,393)	(456)	(12,849)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	223	3	226
Balance as of June 30, 2020	$40,584	$1,434,420	268,399,073	$2,670	$19,292,311	$(3,386,525)	$(358,349)	$698,122	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$520,474	$304,676
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(334,420)	(304,801)
Equity in (earnings) loss of unconsolidated entities	(29,112)	86,628
Distributions from unconsolidated entities	57,037	9,231
Depreciation and amortization	738,714	640,622
Amortization of share-based compensation	47,668	35,580
Loss from early extinguishment of debt	18,347	632
Amortization of acquired above-market leases and acquired below-market leases, net	4,157	7,087
Amortization of deferred financing costs and debt discount / premium	9,571	9,820
Other items, net	(2,066)	(10,944)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(146,503)	(48,345)
Decrease in accounts payable and other liabilities	(33,945)	(17,816)
Net cash provided by operating activities	849,922	712,370
Cash flows from investing activities:
Improvements to investments in real estate	(1,081,446)	(854,885)
Cash paid for business combinations and asset acquisitions, net of cash and restricted cash acquired	(168,439)	(234,448)
Proceeds from (investment in) unconsolidated entities	6,131	(94,169)
Proceeds from sale of real estate	703,936	526,362
Other investing activities, net	(18,827)	(21,675)
Net cash used in investing activities	(558,645)	(678,815)
Cash flows from financing activities:
Net proceeds (payments on) from credit facilities	$508,169	$(287,271)
Borrowings on secured / unsecured debt	1,218,650	2,357,417
Repayments on secured / unsecured debt	(886,963)	(1,436,362)
Premium paid for early extinguishment of debt	(16,482)	—
Capital contributions from noncontrolling interests	70,585	36,876
Proceeds from issuance of common stock, net	75,438	639,881
Redemption of preferred stock	(201,250)	—
Payments of dividends and distributions	(1,021,893)	(892,911)
Other financing activities, net	(21,602)	(12,802)
Net cash (used in) provided by financing activities	(275,348)	404,828
Net increase in cash, cash equivalents and restricted cash	15,929	438,383
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,068)	(16,603)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$128,513	$519,033

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit data)

	June 30,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	$20,782,348	$20,582,954
Investments in unconsolidated entities	1,119,026	1,148,158
Net investments in real estate	21,901,374	21,731,112
Operating lease right-of-use assets, net	1,452,633	1,386,959
Cash and cash equivalents	120,482	108,501
Accounts and other receivables, net	630,086	603,111
Deferred rent	539,379	528,180
Goodwill	8,185,931	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	2,956,027	3,122,904
Other assets	365,308	264,528
Total assets	$36,151,220	$36,076,291
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,026,368	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net	12,659,043	11,997,010
Secured and other debt, including premiums	242,410	239,222
Operating lease liabilities	1,545,689	1,468,712
Accounts payable and other accrued liabilities	1,367,240	1,420,162
Deferred tax liabilities, net	742,127	698,308
Accrued dividends and distributions	—	324,386
Security deposits and prepaid rents	362,606	371,659
Total liabilities	17,945,483	17,587,944

Redeemable noncontrolling interests	41,490	42,011
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 and $956,250 liquidation preference ($25.00 per unit), and 30,200,000 and 38,250,000 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	731,690	950,940
Common units, 282,603,152 and 280,289,726 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	16,694,233	16,631,747
Limited Partners, 7,055,409 and 8,046,267 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	516,879	609,190
Accumulated other comprehensive income	28,751	134,800
Total partners’ capital	17,971,553	18,326,677
Noncontrolling interests	192,694	119,659
Total capital	18,164,247	18,446,336
Total liabilities and capital	$36,151,220	$36,076,291

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Rental and other services	$1,089,395	$987,675	$2,177,301	$1,807,747
Fee income and other	3,793	5,320	6,278	8,585
Total operating revenues	1,093,188	992,995	2,183,579	1,816,332
Operating Expenses:
Rental property operating and maintenance	383,216	332,647	744,995	598,355
Property taxes and insurance	48,498	48,441	101,001	94,111
Depreciation and amortization	368,981	349,165	738,714	640,622
General and administrative	97,492	94,291	197,486	157,829
Transactions and integration	7,075	15,618	21,195	72,419
Other	2,298	22	2,041	136
Total operating expenses	907,560	840,184	1,805,432	1,563,472
Operating income	185,628	152,811	378,147	252,860
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	52,143	(7,632)	29,112	(86,628)
Gain on disposition of properties, net	499	—	334,420	304,801
Other expense, net	10,124	22,163	2,938	18,621
Interest expense	(75,014)	(79,874)	(150,667)	(165,674)
Loss from early extinguishment of debt	—	—	(18,347)	(632)
Income tax expense	(47,582)	(11,490)	(55,129)	(18,672)
Net income	125,798	75,978	520,474	304,676
Net (income) loss attributable to noncontrolling interests	(1,344)	253	(300)	3,369
Net income attributable to Digital Realty Trust, L.P.	124,454	76,231	520,174	308,045
Preferred units distributions, including undeclared distributions	(11,885)	(21,155)	(25,399)	(42,310)
Gain on redemption of preferred units	18,000	—	18,000	—
Net income available to common unitholders	$130,569	$55,076	$512,775	$265,735
Net income per unit available to common unitholders:
Basic	$0.45	$0.20	$1.78	$1.05
Diluted	$0.45	$0.20	$1.77	$1.04
Weighted average common units outstanding:
Basic	288,842,803	275,544,524	288,588,250	252,995,033
Diluted	289,484,805	278,719,109	289,218,609	255,704,473

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$125,798	$75,978	$520,474	$304,676
Other comprehensive income (loss):
Foreign currency translation adjustments	111,678	88,659	(107,324)	(268,544)
Increase (decrease) in fair value of interest rate swaps	226	(1,011)	563	(12,849)
Reclassification to interest expense from interest rate swaps	353	784	712	226
Other comprehensive income (loss)	112,257	88,432	(106,049)	(281,167)
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$238,055	$164,410	$414,425	$23,509
Comprehensive (income) loss attributable to noncontrolling interests	(1,344)	253	(300)	3,369
Comprehensive income attributable to Digital Realty Trust, L.P.	$236,711	$164,663	$414,125	$26,878

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2021	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Interests	Total Capital

Balance as of March 31, 2021	$40,097	38,250,000	$950,940	281,372,310	$16,750,580	7,741,271	$577,015	$(83,506)	$150,295	$18,345,324
Conversion of limited partner common units to general partner common units	—	—	—	698,485	57,784	(698,485)	(57,784)	—	—	—
Issuance of common units, net of offering costs	—	—	—	477,762	75,670	—	—	—	—	75,670
Issuance of common units, net of forfeitures	—	—	—	—	—	12,623	—	—	—	—
Amortization of share-based compensation	—	—	—	—	21,063	—	—	—	—	21,063
Vesting of restricted common units, net	—	—	—	54,595	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(2,322)	—	2,322	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(6,131)	—	—	—	—	(6,131)
Adjustment to redeemable partnership units	1,501	—	—	—	(1,501)	—	—	—	—	(1,501)
Distributions	(181)	—	(11,885)	—	(328,279)	—	(7,801)	—	—	(347,965)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	41,055	41,055
Net income	73	—	11,885	—	109,369	—	3,127	—	1,344	125,725
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	111,678	—	111,678
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	226	—	226
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	353	—	353

Balance as of June 30, 2021	$41,490	30,200,000	$731,690	282,603,152	$16,694,233	7,055,409	$516,879	$28,751	$192,694	$18,164,247

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2021	Common Units	Units	Amount	Units	Amount	Units	Amount	Income	Interests	Total Capital

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	1,340,675	111,397	(1,340,675)	(111,397)	—	—	—
Common units issued in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net of offering costs	—	—	—	477,762	75,438	—	—	—	—	75,438
Issuance of common units, net of forfeitures	—	—	—	—	—	349,817	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	29,475	3,427	—	—	—	—	3,427
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(15,849)	—	—	—	—	(15,849)
Amortization of share-based compensation	—	—	—	—	49,851	—	—	—	—	49,851
Vesting of restricted common units, net	—	—	—	340,119	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(22,870)	—	22,870	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Adjustment to redeemable partnership units	1,709	—	—	—	(1,709)	—	—	—	—	(1,709)
Distributions	(362)	—	(25,399)	—	(655,244)	—	(16,502)	—	—	(697,145)
Contributions from noncontrolling interests in consolidated entities	(2,150)	—	—	—	—	—	—	—	72,735	72,735
Net income	282	—	25,399	—	481,775	—	12,718	—	300	520,192
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(107,324)	—	(107,324)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	563	—	563
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	712	—	712
Balance as of June 30, 2021	$41,490	30,200,000	$731,690	282,603,152	$16,694,233	7,055,409	$516,879	$28,751	$192,694	$18,164,247

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Interests	Total Capital

Balance as of March 31, 2020	$40,027	58,250,000	$1,434,420	263,595,562	$15,470,038	8,473,386	$673,051	$(461,007)	$60,038	$17,176,540
Conversion of limited partner common units to general partner common units	—	—	—	212,859	18,045	(212,859)	(18,045)	—	—	—
Common units and share-based awards issued in connection with Interxion Combination	—	—	—	—	9,800	—	—	—	—	9,800
Issuance of common units, net of offering costs	—	—	—	4,535,951	638,126	—	—	—	—	638,126
Issuance of common units, net of forfeitures	—	—	—	—	—	27,292	—	—	—	—
Amortization of share-based compensation	—	—	—	—	22,050	—	—	—	—	22,050
Vesting of restricted common units, net	—	—	—	54,701	—	—	—	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(432)	—	—	—	—	(432)
Reclassification of vested share-based awards	—	—	—	—	(1,497)	—	1,497	—	—	—
Adjustment to redeemable partnership units	499	—	—	—	(499)	—	—	—	—	(499)
Distributions	(175)	—	(21,155)	—	(300,851)	—	(10,128)	—	—	(332,134)
Contributions from noncontrolling interests in consolidated entities	515	—	—	—	—	—	—	—	4,506	4,506
Net income (loss)	(282)	—	21,155	—	53,676	—	1,682	—	(253)	76,260
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	88,659	—	88,659
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(1,011)	—	(1,011)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	784	—	784

Balance as of June 30, 2020	$40,584	58,250,000	$1,434,420	268,399,073	$15,908,456	8,287,819	$648,057	$(372,575)	$64,291	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss	Interests	Total Capital

Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	805,812	70,282	(805,812)	(70,282)	—	—	—
Common units and share-based awards issued in connection with Interxion Combination	—	—	—	54,298,595	6,985,052	—	—	—	—	6,985,052
Issuance of common units, net of offering costs	—	—	—	4,585,951	644,631	—	—	—	—	644,631
Issuance of common units, net of forfeitures	—	—	—	—	—	250,476	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	25,234	2,638	—	—	—	—	2,638
Amortization of share-based compensation	—	—	—	—	36,480	—	—	—	—	36,480
Vesting of restricted common units, net	—	—	—	(217,277)	—	—	—	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,500)	—	—	—	—	(3,500)
Reclassification of vested share-based awards	—	—	—	—	(16,504)	—	16,504	—	—	—
Adjustment to redeemable partnership units	3,491	—	—	—	(3,491)	—	—	—	—	(3,491)
Distributions	(350)	—	(42,310)	—	(596,481)	—	(19,150)	—	—	(657,941)
Contributions from noncontrolling interests in consolidated entities	1,567	—	—	—	—	—	—	—	43,982	43,982
Net income (loss)	(3,188)	—	42,310	—	256,535	—	9,335	—	(316)	307,864
Other comprehensive loss—foreign currency translation adjustments	(2,401)	—	—	—	—	—	—	(268,543)	—	(268,543)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(12,849)	—	(12,849)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	226	—	226
Balance as of June 30, 2020	$40,584	58,250,000	$1,434,420	268,399,073	$15,908,456	8,287,819	$648,057	$(372,575)	$64,291	$17,682,649

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$520,474	$304,676
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(334,420)	(304,801)
Equity in (earnings) loss of unconsolidated entities	(29,112)	86,628
Distributions from unconsolidated entities	57,037	9,231
Depreciation and amortization	738,714	640,622
Amortization of share-based compensation	47,668	35,580
Loss from early extinguishment of debt	18,347	632
Amortization of acquired above-market leases and acquired below-market leases, net	4,157	7,087
Amortization of deferred financing costs and debt discount / premium	9,571	9,820
Other items	(2,066)	(10,944)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(146,503)	(48,345)
Decrease in accounts payable and other liabilities	(33,945)	(17,816)
Net cash provided by operating activities	849,922	712,370
Cash flows from investing activities:
Improvements to investments in real estate	(1,081,446)	(854,885)
Cash paid for business combinations and asset acquisitions, net of cash and restricted cash acquired	(168,439)	(234,448)
Proceeds from (investment in) unconsolidated entities	6,131	(94,169)
Proceeds from sale of real estate	703,936	526,362
Other investing activities, net	(18,827)	(21,675)
Net cash used in investing activities	(558,645)	(678,815)
Cash flows from financing activities:
Net proceeds (payments on) from credit facilities	$508,169	$(287,271)
Borrowings on secured / unsecured debt	1,218,650	2,357,417
Repayments on secured / unsecured debt	(886,963)	(1,436,362)
Premium paid for early extinguishment of debt	(16,482)	—
Capital contributions from noncontrolling interests	70,585	36,876
General partner contributions	75,438	639,881
Redemption of preferred units	(201,250)	—
Payment of distributions	(1,021,893)	(892,911)
Other financing activities, net	(21,602)	(12,802)
Net cash (used in) provided by financing activities	(275,348)	404,828
Net increase in cash, cash equivalents and restricted cash	15,929	438,383
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,068)	(16,603)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$128,513	$519,033

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Business

Digital Realty Trust, Inc. (the Parent), through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership or the OP) and the subsidiaries of the OP (collectively, we, our, us or the Company), is a leading global provider of data center (including colocation and interconnection) solutions for customers across a variety of industry verticals ranging from cloud and information technology services, social networking and communications to financial services, manufacturing, energy, healthcare, and consumer products. The OP, a Maryland limited partnership, is the entity through which the Parent, a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. The Parent operates as a REIT for federal income tax purposes.

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC, and other filings with the SEC.

Basis of Presentation

The accompanying interim condensed consolidated financial statements include all accounts of the Parent, the OP and the subsidiaries of the OP. The notes to the condensed consolidated financial statements have been combined.

The Parent’s only material asset is its ownership of partnership interests of the OP. As a result, the Parent generally does not conduct business itself, other than acting as the sole general partner of the OP, issuing public securities from time to time and guaranteeing certain unsecured debt of the OP and certain of its subsidiaries and affiliates. The Parent has not issued any debt but guarantees the unsecured debt of the OP and certain of its subsidiaries and affiliates.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how the pandemic is impacting the Company’s customers and business partners. While the Company has not incurred significant disruptions during the six months ended June 30, 2021 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows due to numerous uncertainties.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Business Combinations

We obtained control of InterXion Holding N.V. (“Interxion”) on March 9, 2020 and completed the Company’s combination with Interxion (“Interxion Combination”) on March 12, 2020 for total equity consideration of approximately $7.0 billion, including approximately $108.5 million of assumed cash and cash equivalents. Revenues attributable to Interxion amounted to $244.6 million and $194.5 million for the three months ended June 30, 2021 and 2020, respectively, and $480.8 million and $241.9 million for the six months ended June 30, 2021 and 2020, respectively. Net income attributable to Interxion amounted to $23.2 million and $9.4 million for the three months ended June 30, 2021 and 2020, respectively, and $41.2 million and $12.1 million for the six months ended June 30, 2021 and 2020, respectively.

3. Investments in Properties

A summary of our investments in properties as of June 30, 2021 and December 31, 2020 is below (in thousands):

Property Type	As of June 30, 2021	As of December 31, 2020
Land	$1,115,383	$1,106,392
Acquired ground lease	6,872	10,308
Buildings and improvements	21,476,874	21,335,396
Tenant improvements	688,724	690,892
	23,287,853	23,142,988
Accumulated depreciation and amortization	(5,919,650)	(5,555,221)
Investments in operating properties, net	17,368,203	17,587,767
Construction in progress and space held for development	3,270,570	2,768,325
Land held for future development	143,575	226,862
Investments in properties, net	$20,782,348	$20,582,954

Disposition

On March 16, 2021 we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total purchase consideration of approximately $680.0 million (subject to customary final adjustments for working capital and other items). The total gain recorded during the three months ended March 31, 2021 as a result of this sale was approximately $333.3 million. We will provide transitional property management services for one year from the closing date at a customary market rate. The assets and liabilities sold were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

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

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of June 30, 2021, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of June 30, 2021, the termination dates of these ground leases generally range from 2041 to 2125. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $37.2 million and $33.3 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $72.4 million and $57.9 million for the six months ended June 30, 2021 and 2020, respectively.

5. Investments in Unconsolidated Entities

See below for a summary of our investments in unconsolidated entities accounted for under the equity method of accounting as presented in our condensed consolidated balance sheets (in thousands):

	Year	Metropolitan			Balance as of	Balance as of
Entity	Entity Formed	Area	% Ownership		June 30, 2021	December 31, 2020

Ascenty (1)	2019	Brazil / Chile / Mexico	51	% (2)	$613,086	$567,192
Mapletree	2019	Northern Virginia	20%		178,429	184,890
Mitsubishi	Various	Osaka / Tokyo	50%		181,056	278,947
Lumen	2012	Hong Kong	50%		78,923	86,600
Other	Various	U.S.	Various		67,532	30,529
Total					$1,119,026	$1,148,158
(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.
(2)	Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty entity, which has a carrying value as of June 30, 2021 and December 31, 2020 of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $19.7 million and $21.9 million, respectively, and is classified within redeemable noncontrolling interests in our condensed consolidated balance sheet.

The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at June 30, 2021 as compared to December 31, 2020 were immaterial and driven primarily by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities.

(Amounts in thousands)
	Balance as of
	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,960,866	$(657,293)	$2,303,573	$2,993,093	$(570,886)	$2,422,207
Acquired in-place lease value	1,341,381	(1,008,732)	332,649	1,382,563	(1,004,421)	378,142
Other	56,321	(11,109)	45,212	57,370	(7,107)	50,263
Acquired above-market leases	275,251	(243,700)	31,551	280,216	(236,923)	43,293
Acquired below-market leases	(383,127)	265,746	(117,381)	(401,539)	270,648	(130,891)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $66.4 million and $79.5 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $134.1 million and $135.8 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental and other services revenue of $(1.1) million and $(3.1) million for the three months ended June 30, 2021 and 2020, respectively, and $(2.6) million and $(6.4) million for the six months ended June 30, 2021 and 2020, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing July 1, 2021 is as follows:

(Amounts in thousands)
	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
Remainder of 2021	$88,088	$37,471	$4,210	$9,962	$(9,055)
2022	175,004	58,817	8,419	11,209	(15,974)
2023	174,335	47,776	1,520	4,759	(14,289)
2024	173,755	41,010	—	2,584	(12,676)
2025	173,253	35,767	—	1,452	(10,779)
Thereafter	1,519,138	111,808	—	1,585	(54,608)
Total	$2,303,573	$332,649	$14,149	$31,551	$(117,381)

(1)	Excludes power grid rights in the amount of approximately $31.1 million that are currently not being amortized. Amortization will begin once a data center associated with the power grid right is placed into service

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Debt

On a standalone basis (e.g., excluding its subsidiaries), Digital Realty Trust, Inc. does not have any indebtedness. The Parent is the guarantor or co-guarantor on all debt held by the OP or its subsidiaries. All debt is currently held directly or indirectly by the OP. A summary of outstanding indebtedness of the OP, together with its subsidiaries, as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30, 2021		December 31, 2020
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	0.98%	$1,032,946	0.91%	$540,184
Unsecured term loans	—%	—	1.20%	537,470
Unsecured senior notes	2.33%	12,762,570	2.49%	12,096,029
Secured and other debt	3.06%	242,870	2.92%	239,330
Total	2.24%	$14,038,386	2.38%	$13,413,013

The interest rates presented in the table above represent the interest rates at the end of the periods for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rate on certain variable rate debt.

We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands):

	June 30, 2021		December 31, 2020
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,822,870	27.2%	$3,629,000	27.1%
British pound sterling (£)	2,143,805	15.3%	2,166,695	16.2%
Euro (€)	7,757,504	55.3%	6,912,142	51.5%
Other	314,207	2.2%	705,176	5.2%
Total	$14,038,386		$13,413,013

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details of our unsecured senior notes (balances in thousands) :

	Aggregate Principal at Issuance			Balance as of
	Borrowing Currency	USD	Maturity Date	June 30, 2021	December 31, 2020
Floating rate notes due 2022	€300,000	$349,800	Sep 23, 2022	$355,740	$366,480
0.125% notes due 2022	€300,000	$332,760	Oct 15, 2022	355,740	366,480
2.750% notes due 2023	$350,000	$350,000	Feb 1, 2023	-	350,000
2.625% notes due 2024	€600,000	$677,040	Apr 15, 2024	711,480	732,960
2.750% notes due 2024	£250,000	$324,925	Jul 19, 2024	345,775	341,750
4.250% notes due 2025	£400,000	$634,480	Jan 17, 2025	553,240	546,800
0.625% notes due 2025	€650,000	$720,980	Jul 15, 2025	770,770	794,040
4.750% notes due 2025	$450,000	$450,000	Oct 1, 2025	450,000	450,000
2.500% notes due 2026	€1,075,000	$1,224,640	Jan 16, 2026	1,274,735	1,313,219
3.700% notes due 2027	$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
1.125% notes due 2028	€500,000	$548,550	Apr 09, 2028	592,900	610,800
4.450% notes due 2028	$650,000	$650,000	Jul 15, 2028	650,000	650,000
3.300% notes due 2029	£350,000	$454,895	Jul 19, 2029	484,085	478,450
3.600% notes due 2029	$900,000	$900,000	Jul 01, 2029	900,000	900,000
1.500% notes due 2030	€750,000	$831,900	Mar 15, 2030	889,350	916,200
3.750% notes due 2030	£550,000	$719,825	Oct 17, 2030	760,705	751,850
1.250% notes due 2031	€500,000	$560,950	Feb 1, 2031	592,900	610,800
0.625% notes due 2031	€1,000,000	$1,220,700	Jul 15, 2031	1,185,800	-
1.000% notes due 2032	€750,000	$874,500	Jan 15, 2032	889,350	916,200
				$12,762,570	$12,096,029
Unamortized discounts, net of premiums				(37,743)	(34,988)
Deferred financing costs, net				(65,784)	(64,031)
Total unsecured senior notes, net of discount and deferred financing costs				$12,659,043	$11,997,010

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2021, we were in compliance with each of these financial covenants.

The table below summarizes our debt maturities and principal payments as of June 30, 2021 (in thousands):

	Global Revolving	Unsecured	Secured and
	Credit Facilities(1)	Senior Notes	Other Debt	Total Debt
Remainder of 2021	$—	$—	$—	$—
2022	—	711,480	—	711,480
2023	996,766	—	104,000	1,100,766
2024	36,180	1,057,255	—	1,093,435
2025	—	1,774,010	—	1,774,010
Thereafter	—	9,219,825	138,870	9,358,695
Subtotal	$1,032,946	$12,762,570	$242,870	$14,038,386
Unamortized net discounts	—	(37,743)	—	(37,743)
Unamortized deferred financing costs	(6,578)	(65,784)	(460)	(72,822)
Total	$1,026,368	$12,659,043	$242,410	$13,927,821
(1)	The global revolving credit facility is subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.

During the six months ended June 30, 2021, we recognized a loss on early extinguishment of debt of approximately $18.3 million, mostly due to the redemption of the 2.750% Notes due 2023 in February. During the six months ended June 30, 2020, losses on early extinguishment of debt were not significant.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The computation of basic and diluted earnings per share and unit is shown below (in thousands, except share/unit and per share / unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to common stockholders	$127,369	$53,676	$499,775	$256,535
Weighted average shares outstanding—basic	281,791,855	267,569,823	281,445,252	244,866,574
Potentially dilutive common shares:
Unvested incentive units	176,777	110,178	167,352	81,319
Unvested restricted stock	164,787	312,634	142,677	261,758
Forward equity offering	—	2,246,171	—	1,845,832
Market performance-based awards	300,438	505,602	320,330	520,531
Weighted average shares outstanding—diluted	282,433,857	270,744,408	282,075,611	247,576,014
Income per share:
Basic	$0.45	$0.20	$1.78	$1.05
Diluted	$0.45	$0.20	$1.77	$1.04

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to common unitholders	$130,569	$55,076	$512,775	$265,735
Weighted average units outstanding—basic	288,842,803	275,544,524	288,588,250	252,995,033
Potentially dilutive common units:
Unvested incentive units	176,777	110,178	167,352	81,319
Unvested restricted units	164,787	312,634	142,677	261,758
Forward equity offering	—	2,246,171	—	1,845,832
Market performance-based awards	300,438	505,602	320,330	520,531
Weighted average units outstanding—diluted	289,484,805	278,719,109	289,218,609	255,704,473
Income per unit:
Basic	$0.45	$0.20	$1.78	$1.05
Diluted	$0.45	$0.20	$1.77	$1.04

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc. (excluded only from calculation of earnings per share)	7,050,948	7,974,701	7,142,998	8,128,459
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	688,978	1,441,895	1,082,497	1,518,997
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	—	1,787,870	—	1,883,473
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	—	1,789,962	1,269,035	1,885,677
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,317,184	1,428,093	1,389,536	1,504,458
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,385,091	1,501,718	1,461,173	1,582,019
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,271,862	2,463,157	2,396,654	2,593,120
Total	12,714,063	18,387,396	14,741,893	19,096,203

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P., are parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.0 billion through various named agents from time to time. For the six months ended June 30, 2021, Digital Realty Trust, Inc. issued approximately 0.5 million common shares under the Sales Agreement at an average price of $161.57 per share. For the six months ended June 30, 2020, Digital Realty Trust, Inc. issued approximately 4.6 million common shares under the Sales Agreement at an average price of $142.39 per share. As of June 30, 2021, approximately $672.2 million remains available for future sales under the program.

Preferred Stock Redemption

On May 17, 2021, Digital Realty Trust, Inc. redeemed all outstanding shares of its Series C cumulative redeemable perpetual preferred stock for $25.211632 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date (the “Series C Preferred Share Redemption”). The transaction resulted in a gain on redemption of $18.0 million, measured as the difference between the cash consideration paid upon redemption, which was $201.3 million and the carrying value of the preferred stock at the time of the redemption, which was $219.3 million. This amount is reflected as gain on redemption of preferred stock which increased net income available to common stockholders.

Noncontrolling Interests

The following table details the components of noncontrolling interests as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Noncontrolling interests in Operating Partnership	$513,897	$608,980
Noncontrolling interests in consolidated entities	192,694	119,659
Total noncontrolling interests	$706,591	$728,639

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling interests are interests in consolidated subsidiaries that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	282,603,152	97.6%	280,289,726	97.2%
Noncontrolling interests consist of:
Common units held by third parties	5,352,766	1.8%	6,212,369	2.2%
Incentive units held by employees and directors (see Note 15 below)	1,702,643	0.6%	1,833,898	0.6%
	289,658,561	100.0%	288,335,993	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. The common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,009.8 million and $1,078.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2021 and December 31, 2020, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2021:

	Common Units	Incentive Units	Total
As of December 31, 2020	6,212,369	1,833,898	8,046,267
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(859,603)	—	(859,603)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(481,072)	(481,072)
Incentive units issued upon achievement of market performance condition	—	219,652	219,652
Grant of incentive units to employees and directors	—	132,041	132,041
Cancellation / forfeitures of incentive units held by employees and directors	—	(1,876)	(1,876)
As of June 30, 2021	5,352,766	1,702,643	7,055,409
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

Digital Realty Trust, Inc. declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2021 (in thousands, except per share data):

		Series C		Series J	Series K	Series L
		Preferred		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock		Stock	Stock	Stock	Stock
February 25, 2021	March 31, 2021	$3,333		$2,625	$3,071	$4,485	$326,965
May 10, 2021	June 30, 2021	—	(1)	2,625	3,071	4,485	328,279
		$3,333		$5,250	$6,142	$8,970	$655,244
Annual rate of dividend per share		$1.65625		$1.31250	$1.46250	$1.30000	$4.64000
(1)	These shares were redeemed in the Series C Preferred Share Redemption on May 17, 2021 as discussed above.

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2021 (in thousands, except for per unit data):

		Series C		Series J	Series K	Series L
		Preferred		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units		Units	Units	Units	Units
February 25, 2021	March 31, 2021	$3,333		$2,625	$3,071	$4,485	$336,041
May 10, 2021	June 30, 2021	—	(1)	2,625	3,071	4,485	336,543
		$3,333		$5,250	$6,142	$8,970	$672,584

Annual rate of distribution per unit		$1.65625		$1.31250	$1.46250	$1.30000	$4.64000

(1)	These units were redeemed in connection with the Series C Preferred Share Redemption on May 17, 2021 as discussed above.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2020	$98,760	$(2,630)	$38,880	$135,010
Net current period change	(104,520)	549	—	(103,971)
Reclassification to interest expense from interest rate swaps	—	694	—	694
Balance as of June 30, 2021	$(5,760)	$(1,387)	$38,880	$31,733

Digital Realty Trust, L.P.

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2020	$98,946	$(3,823)	$39,677	$134,800
Net current period change	(107,324)	563	—	(106,761)
Reclassification to interest expense from interest rate swaps	—	712	—	712
Balance as of June 30, 2021	$(8,378)	$(2,548)	$39,677	$28,751

12. Incentive Plans

2014 Incentive Award Plan

The Company provides incentive awards in the form of common stock or awards convertible into common stock pursuant to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan, as amended (the “Incentive Plan”). The Incentive Plan allows for the issuance of a variety of awards. The major categories of awards that can be issued under the Incentive Plan include:

Long-Term Incentive Units (“LTIP Units”): LTIP Units, in the form of profits interest units of the Operating Partnership, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP Units (other than Class D units), whether vested or not, receive the same quarterly per-unit distributions as Operating Partnership common units. Initially, LTIP Units do not have full parity with common units with respect to liquidating distributions. However, if such parity is reached, vested LTIP Units may be converted into an equal number of common units of the Operating Partnership at any time. The awards generally vest over periods between two and four years.

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

The grant date fair value of the Class D unit and market performance-based Restricted Stock Unit awards was approximately $25.0 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

Other Items: In addition to the LTIP Units, service-based Restricted Stock Units and Awards described above, one-time grants with time and/or performance-based vesting were issued associated with the Interxion Combination. The vesting of these awards is between two and three years.

As of June 30, 2021, approximately 5.5 million shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of our compensation expense and unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended June 30,				June 30,	December 31,	compensation
Type of incentive award	2021	2020	2021	2020	2021	2020	(in years)
Long-term incentive units	$2.8	$3.1	$—	$—	$24.9	$15.1	2.3
Performance-based awards	6.4	6.6	0.1	0.2	47.2	34.4	2.8
Service-based restricted stock units	5.3	3.6	0.9	0.8	57.6	41.5	2.8
Interxion awards	4.1	7.1	—	—	12.8	27.2	1.9

	Six Months Ended June 30,
	2021	2020	2021	2020
Long-term incentive units	$6.0	$6.2	$0.1	$0.1
Performance-based awards	14.9	11.2	0.5	0.4
Service-based restricted stock units	9.2	6.8	1.6	1.6
Interxion awards	14.6	10.1	—	—

The subsequent tables provide a summary of activity for LTIP Units and service-based Restricted Stock Units for the six months ended June 30, 2021.

		Weighted-Average
		Grant Date Fair
Unvested Long-term Incentive Units	Units	Value
Unvested, beginning of period	235,535	$122.22
Granted	132,041	138.05
Vested	(124,984)	122.22
Cancelled or expired	(1,876)	128.38
Unvested, end of period	240,716	$130.86

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock	Shares	Value
Unvested, beginning of period	783,219	$123.04
Granted	243,107	135.44
Vested	(327,773)	120.04
Cancelled or expired	(30,366)	129.01
Unvested, end of period	668,187	$128.75

Interxion Equity Plans

On March 9, 2020, in connection with the Interxion Combination, certain outstanding awards granted under various Interxion equity plans were assumed by Digital Realty Trust, Inc. and converted into adjusted equity-based awards of Digital Realty Trust, Inc. common stock in accordance with the terms of the Purchase Agreement for the Interxion Combination. All such awards will continue to be governed by the terms of the applicable Interxion equity plan and underlying award agreement evidencing the award. Approximately 0.6 million shares of Digital Realty Trust, Inc. common stock are registered and issuable pursuant to such awards. The impact of these plans is included in the tables above.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Derivative Instruments

As of June 30, 2021, there was no impact from netting arrangements as the Company did not have any derivatives in asset positions. There have been no significant changes to our policy or strategy from what was disclosed in our 2020 Form 10-K. A summary of our outstanding interest rate derivative instruments is shown in the subsequent table (in thousands).

Summary of Outstanding Interest Rate Derivatives

						Fair Value at Significant Other
Notional Amount						Observable Inputs (Level 2)
As of	As of					As of	As of
June 30,	December 31,	Type of	Strike	Effective	Expiration	June 30,	December 31,
2021	2020	Derivative	Rate	Date	Date	2021	2020
Currently-paying contracts
104,000	104,000	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(2,031)	(2,773)
—	77,352	Swap	0.779	Jan 15, 2016	Jan 15, 2021	—	(9)
$104,000	$181,352					$(2,031)	$(2,782)

As of June 30, 2021, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense during the twelve months ended June 30, 2022, when the hedged forecasted transactions impact earnings.

14. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2020 Form 10-K.

As of June 30, 2021 and December 31, 2020, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values. The carrying value of our global revolving credit facilities and unsecured term loans approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured debt are caused by differences in interest rates or borrowing spreads that were available to us on June 30, 2021 and December 31, 2020 as compared to those in effect when the debt was issued or assumed.

A comparison of estimated fair value and carrying value of our debt is shown in the subsequent table (in thousands).

	Categorization	As of June 30, 2021		As of December 31, 2020
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$1,032,946	$1,032,946	$540,184	$540,184
Unsecured term loans	Level 2	—	—	537,470	537,470
Unsecured senior notes (1)	Level 2	13,630,380	12,762,570	13,359,960	12,096,029
Secured and other debt (1)	Level 2	250,836	242,870	242,051	239,326
		$14,914,162	$14,038,386	$14,679,665	$13,413,009
(1)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2021, we had open commitments, including amounts reimbursable of approximately $35.2 million, related to construction contracts of approximately $1.5 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2021, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of June 30, 2021, and December 31, 2020:

	Balance as of
(Amounts in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$120,482	$108,501
Restricted cash (included in other assets)	8,031	15,151
Total	$128,513	$123,652

We paid $151.7 million and $151.5 million for interest, net of amounts capitalized, for the six months ended June 30, 2021 and 2020, respectively.

We paid $12.7 million and $8.6 million for income taxes, net of refunds, for the six months ended June 30, 2021 and 2020, respectively.

17. Subsequent Events

On July 15, 2021, Digital Intrepid Holding B.V., an indirect wholly owned subsidiary of the Operating Partnership, issued and sold CHF 275 million aggregate principal amount of 0.20% Guaranteed Notes due 2026 (the “2026 Notes”) and CHF 270 million aggregate principal amount of 0.55% Guaranteed Notes due 2029 (the “2029 Notes” and together with the 2026 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 542.3 million after deducting the managers’ commissions and certain offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact of the COVID-19 pandemic on our, our customers’ and our suppliers’ operations; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

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

Business Overview and Strategy

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. and its subsidiaries, delivers comprehensive space, power, and interconnection solutions that enable its customers and partners to connect with each other and service their own customers on a global technology and real estate platform. We are a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals ranging from cloud and information technology services, social networking and communications to financial services, manufacturing, energy, healthcare, and consumer products. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes, and our Operating Partnership is the entity through which we conduct our business and own our assets.

Our primary business objectives are to maximize:

(i)	sustainable long-term growth in earnings and funds from operations per share and unit;
(ii)	cash flow and returns to our stockholders and our Operating Partnership’s unitholders through the payment of distributions; and
(iii)	return on invested capital.

We expect to accomplish our objectives by achieving superior risk-adjusted returns, prudently allocating capital, diversifying our product offerings, accelerating our global reach and scale, and driving revenue growth and operating efficiencies. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development, acquisition of land for future development, and acquisition of new properties.

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

Revenue Base

The majority of revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. As of June 30, 2021 and December 31, 2020, our portfolio (excluding space under development or held for development) was 84.7% and 86.3% leased, respectively. A summary of our data center portfolio and related square feet occupied as of June 30, 2021 is shown below. Unconsolidated portfolios shown below consist of assets owned by unconsolidated entities in which we have invested. We often provide management services for these entities under management agreements and receive management fees. These are shown as Managed Unconsolidated Portfolio. Entities for which we do not provide such services are shown as Non-Managed Unconsolidated Portfolio.

	As of June 30, 2021
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development	(2)	Space Held for Development	(3)	Occupancy
North America	124	23,031,002	2,243,332		731,285		86.1%
Europe	106	7,065,271	3,036,745		263,141		76.5%
Asia Pacific	14	1,125,077	1,459,823		176,794		84.0%
Africa	3	25,791	37,025		—		47.9%
Consolidated Portfolio	247	31,247,142	6,776,925		1,171,220		83.9%
Managed Unconsolidated Portfolio	16	2,191,236	—		—		92.2%
Non-Managed Unconsolidated Portfolio	28	2,374,531	521,126		970,909		87.4%
Total Portfolio	291	35,812,908	7,298,051		2,142,129		84.7%

(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of June 30, 2021, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The following table summarizes our leasing activity in the six months ended June 30, 2021:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	998,606	$254.08	$259.63	2.2%	$0.85	1.8
> 1 MW	648,590	$144.44	$147.80	2.3%	$0.74	3.2
Other (6)	733,091	$19.74	$22.44	13.7%	$0.35	3.6
New Leases Signed (5)
0 — 1 MW	242,428	—	$304.36	—	$43.00	3.9
> 1 MW	885,417	—	$145.07	—	$17.77	8.6
Other (6)	68,447	—	$32.98	—	$7.60	8.1
Leasing Activity Summary
0 — 1 MW	1,241,034		$268.37
> 1 MW	1,534,008		$146.22
Other (6)	801,538		$23.34
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the six months ended June 30, 2021.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2021 to 2022.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect average aggregate rental rates on re-leased or renewed data center leases for 2021 expirations to generally be consistent with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration of annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
June 30, 2021
total annualized
Metropolitan Area	rent (1)
Northern Virginia	19.1%
Chicago	8.9%
London, England	7.4%
Silicon Valley	6.7%
New York	6.4%
Frankfurt, Germany	5.9%
Dallas	5.8%
Amsterdam, Netherlands	4.1%
Sao Paulo, Brazil	3.8%
Singapore	3.5%
Phoenix	2.0%
Paris, France	1.9%
San Francisco	1.8%
Atlanta	1.5%
Osaka, Japan	1.5%
Other	19.7%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2021 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the six months ended June 30, 2021 was approximately $55.7 million.

Operating expenses

Our operating expenses primarily consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, and rental expenses on our ground and building leases. Our buildings require significant power to support data center operations and the cost of electric power and other utilities is a significant component of operating expenses.

Many of our leases contain provisions under which tenants reimburse us for all or a portion of property operating expenses and real estate taxes incurred by us. However, in some cases we are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. We expect to incur additional operating expenses as we continue to expand.

Costs pertaining to our asset management function, legal, accounting, corporate governance, reporting and compliance are categorized as general and administrative costs within operating expenses.

Other key components of operating expenses include: depreciation of our fixed assets, amortization of intangible assets, and transaction and integration costs.

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, interest expense, and income tax expense make up the majority of other income/(expense). Equity in earnings of unconsolidated entities represents our share of the income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. The largest of these investments is currently Ascenty which is located primarily in Brazil. We also hold investments in multiple other unconsolidated entities across the globe. Given that many of these entities transact in currencies other than the U.S. Dollar, results of these entities can be significantly impacted by changes in foreign currency exchange rates.

Interest expense pertains primarily to unsecured senior notes, the majority of which are issued at fixed rates. The Company is subject to foreign, state and local taxes in the jurisdictions in which it operates and income tax expense can be impacted by changes in tax rates in these various jurisdictions.

Factors Which May Influence Future Results of Operations

COVID-19. We continue to closely monitor the impact of the COVID-19 pandemic on our global business and operations, including the impact on our customers, suppliers and business partners. As of the date of this report, all of our facilities have been and continue to be fully operational and operating in accordance with our business continuity and pandemic response plans. Across our portfolio, our facilities have been deemed essential operations, allowing us to remain staffed with critical personnel in place to continue to provide services and support for our customers. While we did not experience significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2021 nor as of the date of this report, we cannot predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties.

Rental Income. As of June 30, 2021, most of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover all the increases in our costs or will otherwise keep rental rates at or above market rates.

Our ability to increase revenue depends in part on our ability to develop and lease capacity at favorable rates, which we may not be able to obtain. Significant capital investment is required in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing customers for development projects. We may purchase additional vacant properties and properties with vacant development capacity in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us.

In addition to approximately 5.0 million square feet of available space in our portfolio, which excludes approximately 7.1 million square feet of space under active development and approximately 1.0 million square feet of space held for development as of June 30, 2021 and the 28 data centers held as investments in our non-managed unconsolidated entities, leases representing approximately 6.5% and 13.0% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2021 and the year ending December 31, 2022, respectively.

Results of Operations

As a result of the consistent and significant growth in our business since the first property acquisition in 2002, we evaluate period-to-period results for revenue and property level operating expenses on a stabilized, rather than non-stabilized portfolio basis.

Stabilized: The stabilized portfolio includes properties owned as of the beginning of all periods presented with less than 5% of total rentable square feet under development.

Non-stabilized: The non-stabilized portfolio includes: 1) properties that were undergoing, or were expected to undergo, development activities during any of the periods presented, 2) any properties contributed to joint ventures, sold, or held for sale during the periods presented, and 3) any properties that were acquired or delivered at any point during the periods presented.

Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020

Revenues

Total operating revenues increased by approximately $100.2 million and $367.2 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, driven primarily by growth in non-stabilized rental and other services revenue. Non-stabilized rental and other services revenue increased primarily due to the Interxion Combination which contributed $50.1 million and $238.9 million to the increases for the three-month and six-month periods, respectively, along with new leasing activity related to our development assets. This increase was partially offset by properties sold in 2020 and 2021. Stabilized rental and other services revenue increased $7.6 million and $23.8 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to new leasing and renewals, net of expirations as well as increased tenant reimbursements associated with higher utility costs in Texas due to winter storm Uri.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Stabilized	$609,703	$602,107	$7,596	1.3%	$1,221,144	$1,197,359	$23,785	2.0%
Non-Stabilized	479,692	385,568	94,124	24.4%	956,157	610,388	345,769	56.6%
Rental and other services	1,089,395	987,675	101,720	10.3%	2,177,301	1,807,747	369,554	20.4%
Fee income and other	3,793	5,320	(1,527)	(28.7)%	6,278	8,585	(2,307)	(26.9)%
Total operating revenues	$1,093,188	$992,995	$100,193	10.1%	$2,183,579	$1,816,332	$367,247	20.2%

Operating Expenses — Property Level

Property level operating expenses include costs to operate and maintain the locations as well as taxes and insurance. Stabilized property operating and maintenance expenses increased by approximately $15.1 million and $42.1 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily related to higher utility consumption at certain properties in the stabilized portfolio. Non-stabilized property operating and maintenance expenses increased largely due to the Interxion Combination, which contributed $22.4 million and $92.7 million to the increases for the three-month and six-month periods, respectively, primarily due to increased utility costs associated with higher business volume at Interxion properties. Leasing activity at non-stabilized properties during the twelve months ended June 30, 2021 offset by properties sold in 2020 and 2021 also contributed to the increase.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Stabilized	$201,446	$186,366	$15,080	8.1%	$413,266	$371,128	$42,138	11.4%
Non-Stabilized	181,770	146,281	35,489	24.3%	331,729	227,227	104,502	46.0%
Rental property operating and maintenance	383,216	332,647	50,569	15.2%	744,995	598,355	146,640	24.5%

Stabilized	32,108	33,340	(1,232)	(3.7)%	65,762	65,788	(26)	(0.0)%
Non-Stabilized	16,390	15,101	1,289	8.5%	35,239	28,323	6,916	24.4%
Property taxes and insurance	48,498	48,441	57	0.1%	101,001	94,111	6,890	7.3%

Total Property Level Expenses	$431,714	$381,088	$50,626	13.3%	$845,996	$692,466	$153,530	22.2%

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization), or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the three and six months ended June 30, 2021 and 2020 is shown below. The increase in all categories of other operating expenses for the 2021 periods shown is primarily driven by the Interxion Combination, which closed in March 2020. The primary driver of increased other operating expenses for the three-month period ended June 30, 2021, as compared to the same period in 2020, was a $19.8 million increase in depreciation and amortization expense associated with additional investments in properties as part of normal growth of the business.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Depreciation and amortization	$368,981	$349,165	$19,816	5.7%	$738,714	$640,622	$98,092	15.3%
General and administrative	97,492	94,291	3,201	3.4%	197,486	157,829	39,657	25.1%
Transaction, integration and other expense	9,373	15,640	(6,267)	(40.1)%	23,236	72,555	(49,319)	(68.0)%
Total Other Operating Expenses	475,846	459,096	16,750	3.6%	959,436	871,006	88,430	10.2%
Property level operating expenses	431,714	381,088	50,626	13.3%	845,996	692,466	153,530	22.2%
Total Operating Expenses	$907,560	$840,184	67,376	8.0%	$1,805,432	$1,563,472	241,960	15.5%

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

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $17.7 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the redemption of the 2.750% 2023 Notes in February 2021.

Income Tax Expense

Income tax expense increased by $36.1 million and $36.5 million during the three and six-month periods ended June 30, 2021, respectively. This increase was driven primarily by an increase in the corporate tax rate in the United Kingdom from 19% to 25%.

Liquidity and Capital Resources

The sections “Analysis of Liquidity and Capital Resources - Parent” and “Analysis of Liquidity and Capital Resources - Operating Partnership” should be read in conjunction with one another to understand our liquidity and capital resources on a consolidated basis. The term “Parent” refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our Operating Partnership. The term “Operating Partnership” refers to Digital Realty Trust, L.P. on a consolidated basis.

Analysis of Liquidity and Capital Resources — Parent

Our Parent does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time, and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates. If our Operating Partnership or such subsidiaries fail to fulfill their debt requirements, which trigger Parent guarantee obligations, then our Parent will be required to fulfill its cash payment commitments under such guarantees. Our Parent’s only material asset is its investment in our Operating Partnership.

Our Parent’s principal funding requirement is the payment of dividends on its common and preferred stock. Our Parent’s principal source of funding is the distributions it receives from our Operating Partnership.

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

Our Parent and our Operating Partnership are parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). In accordance with the Sales Agreement, following the date of the 2020 amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the six months ended June 30, 2021, Digital Realty Trust, Inc. issued approximately 0.5 million common shares under the Sales Agreement at an average price of $161.57 per share. For the six months ended June 30, 2020, Digital Realty Trust, Inc. issued approximately 4.6 million common shares under the Sales Agreement at an average price of $142.39 per share. As of June 30, 2021, approximately $672.2 million remains available for future sales under the program. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Future Uses of Cash — Parent

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

Dividends and Distributions — Parent

Our Parent is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis to continue to qualify as a REIT for federal income tax purposes. Our Parent intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our Operating Partnership’s operating activities. While historically our Parent has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Parent’s Board of Directors. Our Parent considers market factors and our Operating Partnership’s performance in addition to REIT requirements in determining distribution levels. Our Parent has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our Parent’s status as a REIT.

As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our Parent may need to continue to raise capital in the debt and equity markets to fund our Operating Partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our Parent may be required to use borrowings under the Operating Partnership’s global revolving credit facility (which is guaranteed by our Parent), if necessary, to meet REIT distribution requirements and maintain our Parent’s REIT status.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the six months ended June 30, 2021, see Note 10 to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of June 30, 2021, we had $120.5 million of cash and cash equivalents, excluding $8.0 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. Our liquidity requirements primarily consist of:

●	operating expenses,
●	development costs and other expenditures associated with our properties,
●	distributions to our Parent to enable it to make dividend payments,
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.,
●	capital expenditures,
●	debt service, and,
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At June 30, 2021, we had open commitments, related to construction contracts of approximately $1.5 billion, including amounts reimbursable of approximately $35.2 million.

We currently expect to incur approximately $1.1 billion to $1.4 billion of capital expenditures for our development programs during the six months ending December 31, 2021. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The subsequent table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of June 30, 2021				As of December 31, 2020
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)	N/A	$143,575	$—	$143,575	N/A	$226,862	$—	$226,862
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$897,881	$—	$897,881	N/A	$785,182	$—	$785,182
Space Held for Development (6)	987,397	217,548	—	217,548	1,501,310	236,545	—	236,545
Base Building Construction	3,814,437	609,191	621,211	1,230,402	2,331,472	458,357	485,613	943,970
Data Center Construction	3,282,275	1,496,319	2,305,557	3,801,876	2,573,759	1,232,762	1,596,821	2,829,583
Equipment Pool & Other Inventory	N/A	9,401	—	9,401	N/A	9,761	—	9,761
Campus, Tenant Improvements & Other	N/A	40,230	40,029	80,259	N/A	45,719	42,848	88,567
Total Construction in Progress and Land Held for Future Development	8,084,109	$3,414,145	$2,966,797	$6,380,942	6,406,541	$2,995,188	$2,125,282	$5,120,470
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through June 30, 2021.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2020.
(5)	Represents approximately 894 acres as of June 30, 2021 and approximately 927 acres as of December 31, 2020.
(6)	Excludes space held for development through unconsolidated entities.

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

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Development projects	$945,735	$733,536
Enhancement and improvements	160	122
Recurring capital expenditures	78,753	73,473
Total capital expenditures (excluding indirect costs)	$1,024,648	$807,131

For the six months ended June 30, 2021, total capital expenditures increased $217.5 million to approximately $1,024.6 million from $807.1 million for the same period in 2020. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2021 were approximately $945.9 million, which reflects an increase of approximately 29% from the same period in 2020. This increase was primarily due to development activity at properties acquired in the Interxion Combination. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2021 and 2020 were $56.8 million and $47.8 million, respectively. Capitalized interest comprised approximately $23.0 million and $23.1 million of the total indirect costs capitalized for the six months ended June 30, 2021 and 2020, respectively. Capitalized interest in the six months ended June 30, 2021 decreased, compared to the same period in 2020, due to lower interest rates in 2021. Excluding capitalized interest, indirect costs in the six months ended June 30, 2021 increased compared to the same period in 2020 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” below for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2021.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of August 4, 2021, we had approximately $2.1 billion of borrowings available under our global revolving credit facilities.

Our global revolving credit facility provides for borrowings up to $2.35 billion. We have the ability from time to time to increase the size of the global revolving credit facility by up to $1.25 billion, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2023, with two six-month extension options available. We have used and intend to use available borrowings under the global revolving credit facility to fund our liquidity requirements from time to time. For additional information regarding our global revolving credit facility, see Note 8 to our condensed consolidated financial statements contained herein.

Subsequent to June 30, 2021, Digital Intrepid Holding B.V., an indirect wholly owned subsidiary of the Operating Partnership, issued and sold the following notes:

●	On July 15, 2021, CHF 275 million aggregate principal amount of 0.20% Guaranteed Notes due 2026 (the “2026 Notes”) and CHF 270 million aggregate principal amount of 0.55% Guaranteed Notes due 2029 (the “2029 Notes” and together with the 2026 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 542.3 million (approximately $590.9 million based on the exchange rate on July 15, 2021) after deducting the managers’ commissions and certain offering expenses.

We intend to allocate an amount equal to the net proceeds from the offering of the Swiss Franc Notes to finance or refinance, in whole or in part, Eligible Green Projects, including the development and redevelopment of such projects. Pending the allocation of an amount equal to the net proceeds of the Swiss Franc Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds from the Swiss Franc Notes were used to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facility and for other general corporate purposes.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the six months ended June 30, 2021, see Note 10 to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2021 (in millions):

Debt Summary:
Fixed rate	$12,545.7
Variable rate debt subject to interest rate swaps	104.0
Total fixed rate debt (including interest rate swaps)	12,649.7
Variable rate—unhedged	1,388.7
Total	$14,038.4
Percent of Total Debt:
Fixed rate (including swapped debt)	90.1%
Variable rate	9.9%
Total	100.0%

Effective Interest Rate as of June 30, 2021
Fixed rate (including hedged variable rate debt)	2.40%
Variable rate	0.73%
Effective interest rate	2.24%

As of June 30, 2021, we had approximately $14.0 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 24% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2021 of $150.46). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, SOR, JPY LIBOR, HIBOR, BBR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2021, our debt had a weighted average term to initial maturity of approximately 6.2 years (or approximately 6.3 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2021, we were party to interest rate swap agreements related to $104.0 million of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

As of June 30, 2021, our pro-rata share of secured debt of unconsolidated entities was approximately $723.2 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$849,922	$712,370	$137,552
Net cash used in investing activities	(558,645)	(678,815)	120,170
Net cash (used in) provided by financing activities	(275,348)	404,828	(680,176)
Net increase in cash, cash equivalents and restricted cash	$15,929	$438,383	$(422,454)

The increase in net cash provided by operating activities was primarily due to the Interxion Combination offset by the operating activities of properties sold during the twelve months ended June 30, 2021.

The changes in the activities that comprise the decrease in net cash used in investing activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 consisted of the following amounts (in thousands).

Change
Increase in cash used for improvements to investments in real estate	$(226,561)
Decrease in cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	66,009
Increase in cash from investment in joint ventures	100,300
Increase in cash provided by proceeds from sale of real estate	177,574
Other changes	2,848
Decrease in net cash used in investing activities	$120,170

The decrease in net cash used in investing activities was primarily due to an increase in cash provided by proceeds from sale of investments related to the sale of 11 data centers in Europe in March 2021 partially offset by the sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree in January 2020, an increase in cash used for improvements to investments in real estate and a decrease in cash paid for acquisitions related to the acquisition of an additional 49% ownership interest in the Westin Building Exchange in February 2020, partially offset by an increase in cash used for improvements to investments in real estate.

The changes in the activities that comprise the increase in net cash used in financing activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 for the Company consisted of the following amounts (in thousands).

Change
Increase in proceeds from short-term borrowings, net of repayments	$795,440
Decrease in cash provided by proceeds from secured / unsecured debt	(1,138,767)
Decrease in cash used for repayment on secured / unsecured debt	549,399
Decrease in cash provided by proceeds from issuance of common stock, net	(564,443)
Increase in cash used for redemption of preferred stock	(201,250)
Increase in cash used for dividend and distribution payments	(128,982)
Other changes	8,427
Increase in net cash used in financing activities	$(680,176)

The increase in cash used in financing activities was primarily due to a decrease in cash provided by proceeds from secured / unsecured debt, a decrease in cash provided by proceeds from issuance of common stock and an increase in cash used to redeem preferred stock and an increase in dividend and distribution payments for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of an increase in the number of shares outstanding due to the Interxion Combination and increased dividend amount per share of common stock in the six months ended June 30, 2021 as compared to the same period in 2020 partially offset by an increase in cash proceeds from short-term borrowings and a decrease in repayments of secured / unsecured debt.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2021, amounted to 2.4% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of June 30, 2021, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income Available to Common Stockholders	$127,369	$53,676	$499,775	$256,535
Adjustments:
Non-controlling interests in operating partnership	3,200	1,400	13,000	9,200
Real estate related depreciation & amortization (1)	363,640	342,334	728,337	628,851
Unconsolidated entities real estate related depreciation & amortization	20,983	17,123	40,361	37,046
Gain on disposition of properties	(499)	—	(334,420)	(304,801)
FFO available to common stockholders and unitholders (2)	$514,693	$414,533	$947,053	$626,831
Basic FFO per share and unit	$1.78	$1.50	$3.28	$2.48
Diluted FFO per share and unit (2)	$1.78	$1.49	$3.27	$2.45
Weighted average common stock and units outstanding
Basic	288,843	275,545	288,588	252,995
Diluted (2)	289,485	278,719	289,219	255,704
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$368,981	$349,165	738,714	640,622
Non-real estate depreciation	(5,341)	(6,831)	(10,377)	(11,771)
	$363,640	$342,334	$728,337	$628,851
(2)	For all periods presented, we have excluded the effect of the series C, series G, series I, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series G, series I, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common stock and units outstanding	288,843	275,545	288,588	252,995
Add: Effect of dilutive securities	642	3,174	631	2,709
Weighted average common stock and units outstanding—diluted	289,485	278,719	289,219	255,704

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2021, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,545.7	$13,421.5
Variable rate debt subject to interest rate swaps	104.0	104.0
Total fixed rate debt (including interest rate swaps)	12,649.7	13,525.5
Variable rate debt	1,388.7	1,388.7
Total outstanding debt	$14,038.4	$14,914.2

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2021:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	14.7
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(16.1)

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

Foreign Currency Exchange Risk

We are subject to risk from the effects of exchange rate movements of a variety of foreign currencies, which may affect future costs and cash flows. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty entity and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty entity’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2021 and

2020, operating revenues from properties outside the United States contributed $406.8 million and $342.0 million, respectively, which represented 37.2% and 34.4% of our total operating revenues, respectively. For the six months ended June 30, 2021 and 2020, operating revenues from properties outside the United States contributed $806.3 million and $537.5 million, respectively, which represented 36.9% and 29.6% of our total operating revenues, respectively. Net investment in properties outside the United States was $9.4 billion and $9.3 billion as of June 30, 2021 and December 31, 2020, respectively. Net assets in foreign operations were approximately $4.1 billion and $5.7 billion as of June 30, 2021 and December 31, 2020, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2021, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2021	—	$—	—	—

May 1-31, 2021	8,050,000 shares of Series C Preferred Stock	25.00	8,050,000 shares of Series C Preferred Stock	—

June 1-30, 2021	—	—	—	—
Total	8,050,000	$25.00	8,050,000	—
(1)	On April 15, 2021, the Company distributed a Notice of Redemption to all holders of record of its outstanding 6.625% series C cumulative redeemable perpetual preferred stock, or the series C preferred stock, announcing its redemption of all 8,050,000 outstanding shares of the series C preferred stock at a redemption price of $25.211632 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The redemption was made at the Company's option pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the series C preferred stock. The redemption date was May 17, 2021.
(2)	The Company redeemed all outstanding shares of its series C preferred stock on May 17, 2021. The Operating Partnership also redeemed the corresponding 8,050,000 series C preferred units.

Digital Realty Trust, L.P.

During the three months ended June 30, 2021, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2021, Digital Realty Trust, Inc. issued an aggregate of 15,118 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2021, our Operating Partnership issued an aggregate of 15,118 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended June 30, 2021, an aggregate of 21,037 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 5,919 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $36.2 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Equity/Capital for the three and six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 6, 2021	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 6, 2021	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 6, 2021	/S/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

August 6, 2021	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 6, 2021	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 6, 2021	/s/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)