Form 10-Q
period 2021-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2021-11-05
CIK 1297996, 1494877

]]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at November 3, 2021
Common Stock, $.01 par value per share	283,787,456

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2021 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership” or “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of September 30, 2021, the Parent owned an approximate 97.8% common general partnership interest in the OP. The remaining approximate 2.2% of the common limited partnership interests of the OP are owned by non-affiliated third parties and certain directors and officers of the Parent. As of September 30, 2021, the Parent owned all of the preferred limited partnership interests of the OP. As the sole general partner of the OP, the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “global revolving credit facility” refers to our Operating Partnership’s $2.35 billion senior unsecured revolving credit facility and global senior credit agreement, as amended; “Yen revolving credit facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $300 million based on exchange rates at September 30, 2021) senior unsecured revolving credit facility and Yen credit agreement, as amended; and “revolving credit facilities” or “global revolving credit facilities” refer to our global revolving credit facility and our Yen revolving credit facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	$20,581,993	$20,582,954
Investments in unconsolidated entities	1,292,325	1,148,158
Net investments in real estate	21,874,318	21,731,112
Operating lease right-of-use assets, net	1,442,661	1,386,959
Cash and cash equivalents	116,002	108,501
Accounts and other receivables, net	610,416	603,111
Deferred rent	552,850	528,180
Goodwill	8,062,914	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	2,871,622	3,122,904
Other assets	316,863	264,528
Total assets	$35,847,646	$36,076,291
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$832,322	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net of discount	13,012,790	11,997,010
Secured and other debt, including premiums	242,427	239,222
Operating lease liabilities	1,543,231	1,468,712
Accounts payable and other accrued liabilities	1,341,864	1,420,162
Deferred tax liabilities, net	725,955	698,308
Accrued dividends and distributions	—	324,386
Security deposits and prepaid rents	341,778	371,659
Total liabilities	18,040,367	17,587,944

Redeemable noncontrolling interests	40,920	42,011
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $755,000 and $956,250 liquidation preference ($25.00 per share), 30,200,000 and 38,250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	731,690	950,940
Common Stock: $0.01 par value per share, 392,000,000 shares authorized; 283,846,802 and 280,289,726 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,818	2,788
Additional paid-in capital	21,010,202	20,626,897
Accumulated dividends in excess of earnings	(4,359,033)	(3,997,938)
Accumulated other comprehensive (loss) income, net	(111,560)	135,010
Total stockholders’ equity	17,274,117	17,717,697
Noncontrolling interests	492,242	728,639
Total equity	17,766,359	18,446,336
Total liabilities and equity	$35,847,646	$36,076,291

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Rental and other services	$1,110,904	$1,020,931	$3,288,205	$2,828,678
Fee income and other	22,232	3,737	28,510	12,322
Total operating revenues	1,133,136	1,024,668	3,316,715	2,841,000
Operating Expenses:
Rental property operating and maintenance	406,329	358,679	1,151,324	957,034
Property taxes and insurance	60,633	42,659	161,634	136,770
Depreciation and amortization	369,035	365,842	1,107,749	1,006,464
General and administrative	98,460	91,352	295,946	249,181
Transactions and integration	13,804	14,953	34,999	87,372
Impairment of investments in real estate	—	6,482	—	6,482
Other	510	298	2,551	434
Total operating expenses	948,771	880,265	2,754,203	2,443,737
Operating income	184,365	144,403	562,512	397,263
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	40,884	(2,056)	69,996	(88,684)
(Loss) gain on disposition of properties, net	(635)	10,410	333,785	315,211
Other income (expenses), net	(2,947)	4,348	(9)	22,969
Interest expense	(71,417)	(89,499)	(222,084)	(255,173)
Loss from early extinguishment of debt	—	(53,007)	(18,347)	(53,639)
Income tax expense	(13,709)	(16,053)	(68,838)	(34,725)
Net income (loss)	136,541	(1,454)	657,015	303,222
Net (income) loss attributable to noncontrolling interests	(2,266)	1,316	(15,566)	(4,515)
Net income (loss) attributable to Digital Realty Trust, Inc.	134,275	(138)	641,449	298,707
Preferred stock dividends, including undeclared dividends	(10,181)	(20,712)	(35,580)	(63,022)
Gain (loss) on redemption of preferred stock	—	(16,520)	18,000	(16,520)
Net income (loss) available to common stockholders	$124,094	$(37,370)	$623,869	$219,165
Net income (loss) per share available to common stockholders:
Basic	$0.44	$(0.14)	$2.21	$0.86
Diluted	$0.44	$(0.14)	$2.21	$0.85
Weighted average common shares outstanding:
Basic	283,105,966	270,214,413	282,004,907	253,377,527
Diluted	283,799,538	270,214,413	282,672,720	256,362,579

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$136,541	$(1,454)	$657,015	$303,222
Other comprehensive income (loss):
Foreign currency translation adjustments	(147,120)	233,747	(254,444)	(34,796)
Increase (decrease) in fair value of interest rate swaps	209	137	772	(12,711)
Reclassification to interest expense from interest rate swaps	358	7,673	1,070	7,899
Other comprehensive income (loss)	(146,553)	241,557	(252,602)	(39,608)
Comprehensive income (loss)	(10,012)	240,103	404,413	263,614
Comprehensive (income) loss attributable to noncontrolling interests	995	(5,516)	(9,533)	(609)
Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$(9,017)	$234,587	$394,880	$263,005

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2021	Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of June 30, 2021	$41,490	$731,690	282,603,152	$2,806	$20,844,834	$(4,153,407)	$31,733	$706,591	$18,164,247
Conversion of common units to common stock	—	—	562,151	6	46,509	—	—	(46,515)	—
Issuance of common stock, net of costs	—	—	583,181	6	92,865	—	—	—	92,871
Shares issued under employee stock purchase plan	—	—	52,654	—	6,468	—	—	—	6,468
Amortization of share-based compensation	—	—	—	—	19,427	—	—	—	19,427
Vesting of restricted stock, net	—	—	45,664	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(701)	—	—	—	(701)
Reclassification of vested share-based awards	—	—	—	—	(138)	—	—	138	—
Adjustment to redeemable noncontrolling interests	(938)	—	—	—	938	—	—	—	938
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(181)	—	—	—	—	(329,720)	—	(7,277)	(336,997)
Contributions from noncontrolling interests in consolidated entities	484	—	—	—	—	—	—	37,380	37,380
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income	65	—	—	—	—	134,275	—	2,201	136,476
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(143,847)	(3,273)	(147,120)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	204	5	209
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	350	8	358
Balance as of September 30, 2021	$40,920	$731,690	283,846,802	$2,818	$21,010,202	$(4,359,033)	$(111,560)	$492,242	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
			Number of		Additional	Dividends in	Other	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2021	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	1,902,826	19	157,893	—	—	(157,912)	—
Common stock issued in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Issuance of common stock, net of costs	—	—	1,060,943	11	168,298	—	—	—	168,309
Shares issued under employee stock purchase plan	—	—	82,129	—	9,895	—	—	—	9,895
Amortization of share-based compensation	—	—	—	—	69,278	—	—	—	69,278
Vesting of restricted stock, net	—	—	385,783	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(1)	(16,549)	—	—	—	(16,550)
Reclassification of vested share-based awards	—	—	—	—	(23,008)		—	23,008	—
Redemption of series C preferred stock	—	(219,250)	—	—		18,000		—	(201,250)
Adjustment to redeemable noncontrolling interests	771	—	—	—	(771)	—	—	—	(771)
Dividends declared on preferred stock	—	—	—	—	—	(35,580)	—	—	(35,580)
Dividends and distributions on common stock and common and incentive units	(543)	—	—	—	—	(984,964)	—	(23,779)	(1,008,743)
Contributions from (distributions to) noncontrolling interests in consolidated entities	(1,666)	—	—	—	—	—	—	110,115	110,115
Deconsolidation of consolidated joint venture								(197,016)	(197,016)
Net income	347	—	—	—	—	641,449	—	15,219	656,668
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(248,367)	(6,077)	(254,444)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	753	19	772
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	1,044	26	1,070
Balance as of September 30, 2021	$40,920	$731,690	283,846,802	$2,818	$21,010,202	$(4,359,033)	$(111,560)	$492,242	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2020	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2020	$40,584	$1,434,420	268,399,073	$2,670	$19,292,311	$(3,386,525)	$(358,349)	$698,122	$17,682,649
Conversion of common units to common stock	—	—	121,967	1	10,303	—	—	(10,304)	—
Issuance of common stock, net of costs	—	—	11,329,722	113	1,244,990	—	—	—	1,245,103
Shares issued under employee stock purchase plan	—	—	32,902	—	3,865	—	—	—	3,865
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,820)	—	—	—	(3,820)
Amortization of share-based compensation	—	—	—	—	20,334	—	—	—	20,334
Vesting of restricted stock, net	—	—	36,957	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(612)	—	—	612	—
Reclassification of series G preferred stock to accounts payable and other accrued liabilities	—	(241,468)	—	—	—	(8,532)	—	—	(250,000)
Redemption of series I preferred stock	—	(242,012)	—	—	—	(7,988)	—	—	(250,000)
Adjustment to redeemable noncontrolling interests	726	—	—	—	(726)	—	—	—	(726)
Dividends declared on preferred stock	—	—	—	—	—	(20,712)	—	—	(20,712)
Dividends and distributions on common stock and common and incentive units	(175)	—	—	—	—	(303,006)	—	(9,314)	(312,320)
Contributions from noncontrolling interests in consolidated entities	522	—	—	—	—	—	—	43,663	43,663
Net (loss)	(347)	—	—	—	—	(138)	—	(969)	(1,107)
Other comprehensive income—foreign currency translation adjustments	(45)	—	—	—	—	—	227,136	6,611	233,747
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	134	4	138
Other comprehensive income— reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	7,456	217	7,673

Balance as of September 30, 2020	$41,265	$950,940	279,920,621	$2,784	$20,566,645	$(3,726,901)	$(123,623)	$728,642	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
			Number of		Additional	Dividends in	Other	Total
	Redeemable	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2020	Noncontrolling Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$728,788	$10,608,100
Conversion of common units to common stock	—	—	927,779	9	80,577	—	—	(80,586)	—
Common stock and share-based awards issued in connection with Interxion combination	—	—	54,298,595	543	6,984,509	—	—	—	6,985,052
Issuance of common stock, net of costs	—	—	15,915,673	159	1,889,575	—	—	—	1,889,734
Shares issued under employee stock purchase plan	—	—	58,136	—	6,503	—	—	—	6,503
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(8,570)	—	—	—	(8,570)
Amortization of share-based compensation	—	—	—	—	58,064	—	—	—	58,064
Vesting of restricted stock, net	—	—	(180,320)	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,116)	—	—	17,116	—
Reclassification of series G preferred stock to accounts payable and other accrued liabilities	—	(241,468)	—	—	—	(8,532)	—	—	(250,000)
Redemption of series I preferred stock	—	(242,012)	—	—	—	(7,988)	—	—	(250,000)
Adjustment to redeemable noncontrolling interests	4,217	—	—	—	(4,217)	—	—	—	(4,217)
Dividends declared on preferred stock	—	—	—	—	—	(63,022)	—	—	(63,022)
Dividends and distributions on common stock and common and incentive units	(525)	—	—	—	—	(899,487)	—	(28,464)	(927,951)
Contributions from noncontrolling interests in consolidated entities	2,089	—	—	—	—	—	—	87,645	87,645
Net income (loss)	(3,535)	—	—	—	—	298,707	—	8,050	306,757
Other comprehensive loss—foreign currency translation adjustments	(2,446)	—	—	—	—	—	(31,121)	(3,675)	(34,796)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(12,259)	(452)	(12,711)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	7,679	220	7,899
Balance as of September 30, 2020	$41,265	$950,940	279,920,621	$2,784	$20,566,645	$(3,726,901)	$(123,623)	$728,642	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$657,015	$303,222
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(333,785)	(315,211)
Equity in (earnings) loss of unconsolidated entities	(69,996)	88,684
Distributions from unconsolidated entities	62,649	18,939
Depreciation and amortization	1,107,749	1,006,464
Amortization of share-based compensation	66,036	54,938
Loss from early extinguishment of debt	18,347	53,639
Amortization of acquired above-market leases and acquired below-market leases, net	5,322	9,447
Amortization of deferred financing costs and debt discount / premium	14,319	14,463
Other items, net	4,191	(7,802)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(241,104)	(103,083)
(Decrease) increase in accounts payable and other liabilities	(40,454)	57,039
Net cash provided by operating activities	1,250,290	1,180,739
Cash flows from investing activities:
Improvements to investments in real estate	(1,748,075)	(1,376,795)
Cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	(168,439)	(496,646)
Proceeds from (investment in) unconsolidated entities, net	9,306	(128,898)
Proceeds from sale of real estate	719,764	547,913
Other investing activities, net	7,627	(65,093)
Net cash used in investing activities	(1,179,817)	(1,519,519)
Cash flows from financing activities:
Net proceeds from (payments on) credit facilities	$323,441	$(228,867)
Borrowings on secured / unsecured debt	1,816,178	3,573,121
Repayments on secured / unsecured debt	(886,968)	(2,536,362)
Premium paid for early extinguishment of debt	(16,482)	(48,191)
Capital contributions from noncontrolling interests	108,448	81,061
Proceeds from issuance of common stock, net	168,309	1,881,164
Redemption of preferred stock	(201,250)	(250,000)
Payments of dividends and distributions	(1,369,251)	(1,225,547)
Other financing activities, net	(19,595)	(15,229)
Net cash (used in) provided by financing activities	(77,170)	1,231,150
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,698)	892,370
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,138	(3,034)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$127,092	$986,589

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit and per unit data)

	September 30,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	$20,581,993	$20,582,954
Investments in unconsolidated entities	1,292,325	1,148,158
Net investments in real estate	21,874,318	21,731,112
Operating lease right-of-use assets, net	1,442,661	1,386,959
Cash and cash equivalents	116,002	108,501
Accounts and other receivables, net	610,416	603,111
Deferred rent	552,850	528,180
Goodwill	8,062,914	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	2,871,622	3,122,904
Other assets	316,863	264,528
Total assets	$35,847,646	$36,076,291
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$832,322	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net	13,012,790	11,997,010
Secured and other debt, including premiums	242,427	239,222
Operating lease liabilities	1,543,231	1,468,712
Accounts payable and other accrued liabilities	1,341,864	1,420,162
Deferred tax liabilities, net	725,955	698,308
Accrued dividends and distributions	—	324,386
Security deposits and prepaid rents	341,778	371,659
Total liabilities	18,040,367	17,587,944

Redeemable noncontrolling interests	40,920	42,011
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 and $956,250 liquidation preference ($25.00 per unit), 30,200,000 and 38,250,000 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	731,690	950,940
Common units, 283,846,802 and 280,289,726 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16,653,987	16,631,747
Limited Partners, 6,494,065 and 8,046,267 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	466,160	609,190
Accumulated other comprehensive (loss) income	(117,802)	134,800
Total partners’ capital	17,734,035	18,326,677
Noncontrolling interests in consolidated entities	32,324	119,659
Total capital	17,766,359	18,446,336
Total liabilities and capital	$35,847,646	$36,076,291

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Rental and other services	$1,110,904	$1,020,931	$3,288,205	$2,828,678
Fee income and other	22,232	3,737	28,510	12,322
Total operating revenues	1,133,136	1,024,668	3,316,715	2,841,000
Operating Expenses:
Rental property operating and maintenance	406,329	358,679	1,151,324	957,034
Property taxes and insurance	60,633	42,659	161,634	136,770
Depreciation and amortization	369,035	365,842	1,107,749	1,006,464
General and administrative	98,460	91,352	295,946	249,181
Transactions and integration	13,804	14,953	34,999	87,372
Other	510	298	2,551	434
Total operating expenses	948,771	880,265	2,754,203	2,443,737
Operating income	184,365	144,403	562,512	397,263
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	40,884	(2,056)	69,996	(88,684)
(Loss) gain on disposition of properties, net	(635)	10,410	333,785	315,211
Other (expense) income, net	(2,947)	4,348	(9)	22,969
Interest expense	(71,417)	(89,499)	(222,084)	(255,173)
Loss from early extinguishment of debt	—	(53,007)	(18,347)	(53,639)
Income tax expense	(13,709)	(16,053)	(68,838)	(34,725)
Net income (loss)	136,541	(1,454)	657,015	303,222
Net loss attributable to noncontrolling interests	734	316	434	3,685
Net income (loss) attributable to Digital Realty Trust, L.P.	137,275	(1,138)	657,449	306,907
Preferred units distributions, including undeclared distributions	(10,181)	(20,712)	(35,580)	(63,022)
Gain (loss) on redemption of preferred units	—	(16,520)	18,000	(16,520)
Net income (loss) available to common unitholders	$127,094	$(38,370)	$639,869	$227,365
Net income (loss) per unit available to common unitholders:
Basic	$0.44	$(0.14)	$2.21	$0.87
Diluted	$0.44	$(0.14)	$2.21	$0.86
Weighted average common units outstanding:
Basic	289,535,213	278,079,187	288,897,093	261,416,412
Diluted	290,228,785	278,079,187	289,564,906	264,401,464

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$136,541	$(1,454)	$657,015	$303,222
Other comprehensive income (loss):
Foreign currency translation adjustments	(147,120)	233,747	(254,444)	(34,796)
Increase (decrease) in fair value of interest rate swaps	209	137	772	(12,711)
Reclassification to interest expense from interest rate swaps	358	7,673	1,070	7,899
Other comprehensive income (loss)	(146,553)	241,557	(252,602)	(39,608)
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$(10,012)	$240,103	$404,413	$263,614
Comprehensive loss attributable to noncontrolling interests	734	316	434	3,685
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$(9,278)	$240,419	$404,847	$267,299

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2021	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of June 30, 2021	$41,490	30,200,000	$731,690	282,603,152	$16,694,233	7,055,409	$516,879	$28,751	$192,694	$18,164,247
Conversion of limited partner common units to general partner common units	—	—	—	562,151	46,515	(562,151)	(46,515)	—	—	—
Issuance of common units, net of offering costs	—	—	—	583,181	92,871	—	—	—	—	92,871
Issuance of common units, net of forfeitures	—	—	—	—	—	807	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	52,654	6,468	—	—	—	—	6,468
Amortization of share-based compensation	—	—	—	—	19,427	—	—	—	—	19,427
Vesting of restricted common units, net	—	—	—	45,664	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(138)	—	138	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(701)	—	—	—	—	(701)
Adjustment to redeemable partnership units	(938)	—	—	—	938	—	—	—	—	938
Distributions	(181)		(10,181)	—	(329,720)	—	(7,277)	—	—	(347,178)
Contributions from noncontrolling interests in consolidated entities	484	—	—	—	—	—	—	—	37,380	37,380
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income (loss)	65	—	10,181	—	124,094	—	2,935	—	(734)	136,476
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(147,120)	—	(147,120)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	209	—	209
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	358	—	358

Balance as of September 30, 2021	$40,920	30,200,000	$731,690	283,846,802	$16,653,987	6,494,065	$466,160	$(117,802)	$32,324	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2021	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	1,902,826	157,912	(1,902,826)	(157,912)	—	—	—
Common units issued in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net of offering costs	—	—	—	1,060,943	168,309	—	—	—	—	168,309
Issuance of common units, net of forfeitures	—	—	—	—	—	350,624	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	82,129	9,895	—	—	—	—	9,895
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(16,550)	—	—	—	—	(16,550)
Amortization of share-based compensation	—	—	—	—	69,278	—	—	—	—	69,278
Vesting of restricted common units, net	—	—	—	385,783	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(23,008)	—	23,008	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Adjustment to redeemable partnership units	771	—	—	—	(771)	—	—	—	—	(771)
Distributions	(543)	—	(35,580)	—	(984,964)	—	(23,779)	—	—	(1,044,323)
Distributions to noncontrolling interests in consolidated entities, net of contributions	(1,666)	—	—	—	—	—	—	—	110,115	110,115
Deconsolidation of consolidated entities									(197,016)	(197,016)
Net income (loss)	347	—	35,580	—	605,869	—	15,653		(434)	656,668
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(254,444)	—	(254,444)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	772	—	772
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	1,070	—	1,070

Balance as of September 30, 2021	$40,920	30,200,000	$731,690	283,846,802	$16,653,987	6,494,065	$466,160	$(117,802)	$32,324	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2020	$40,584	58,250,000	$1,434,420	268,399,073	$15,908,456	8,287,819	$648,057	$(372,575)	$64,291	$17,682,649
Conversion of limited partner common units to general partner common units	—	—	—	121,967	10,304	(121,967)	(10,304)	—	—	—
Issuance of common units, net of offering costs	—	—	—	11,329,722	1,245,103	—	—	—	—	1,245,103
Issuance of common units, net of forfeitures	—	—	—	—	—	809	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	32,902	3,865	—	—	—	—	3,865
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(3,820)	—	—	—	—	(3,820)
Amortization of share-based compensation	—	—	—	—	20,334	—	—	—	—	20,334
Vesting of restricted common units, net	—	—	—	36,957	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(612)	—	612	—	—	—
Reclassification of series G preferred units to accounts payable and other accrued liabilities	—	(10,000,000)	(241,468)	—	(8,532)	—	—	—	—	(250,000)
Redemption of series I preferred units	—	(10,000,000)	(242,012)	—	(7,988)	—	—	—	—	(250,000)
Adjustment to redeemable partnership units	726	—	—	—	(726)	—	—	—	—	(726)
Distributions	(175)	—	(20,712)	—	(303,006)	—	(9,314)	—	—	(333,032)
Contributions from noncontrolling interests in consolidated joint ventures	522	—	—	—	—	—	—	—	43,663	43,663
Net income (loss)	(347)	—	20,712	—	(20,850)	—	(981)	—	12	(1,107)
Other comprehensive income (loss)—foreign currency translation adjustments	(45)	—	—	—	—	—	—	233,747	—	233,747
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	138	—	138
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	7,673	—	7,673

Balance as of September 30, 2020	$41,265	38,250,000	$950,940	279,920,621	$16,842,528	8,166,661	$628,070	$(131,017)	$107,966	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2020	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	927,779	80,586	(927,779)	(80,586)	—	—	—
Common units and share-based awards issued in connection with Interxion combination	—	—	—	54,298,595	6,985,052	—	—	—	—	6,985,052
Issuance of common units, net of offering costs	—	—	—	15,915,673	1,889,734	—	—	—	—	1,889,734
Issuance of common units, net of forfeitures	—	—	—	—	—	251,285	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	58,136	6,503	—	—	—	—	6,503
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(7,320)	—	—	—	—	(7,320)
Amortization of share-based compensation	—	—	—	—	56,814	—	—	—	—	56,814
Vesting of restricted common units, net	—	—	—	(180,320)	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,116)	—	17,116	—	—	—
Reclassification of series G preferred units to accounts payable and other accrued liabilities	—	(10,000,000)	(241,468)	—	(8,532)	—	—	—	—	(250,000)
Redemption of series I preferred units	—	(10,000,000)	(242,012)	—	(7,988)	—	—	—	—	(250,000)
Adjustment to redeemable partnership units	4,217	—	—	—	(4,217)	—	—	—	—	(4,217)
Distributions	(525)	—	(63,022)	—	(899,487)	—	(28,464)	—	—	(990,973)
Contributions from noncontrolling interests in consolidated joint ventures	2,089	—	—	—	—	—	—	—	87,645	87,645
Net income (loss)	(3,535)	—	63,022	—	235,685	—	8,354	—	(304)	306,757
Other comprehensive loss—foreign currency translation adjustments	(2,446)	—	—	—	—	—	—	(34,796)	—	(34,796)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(12,711)	—	(12,711)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	7,899	—	7,899
Balance as of September 30, 2020	$41,265	38,250,000	$950,940	279,920,621	$16,842,528	8,166,661	$628,070	$(131,017)	$107,966	$18,398,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$657,015	$303,222
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(333,785)	(315,211)
Equity in (earnings) loss of unconsolidated entities	(69,996)	88,684
Distributions from unconsolidated entities	62,649	18,939
Depreciation and amortization	1,107,749	1,006,464
Amortization of share-based compensation	66,036	54,938
Loss from early extinguishment of debt	18,347	53,639
Amortization of acquired above-market leases and acquired below-market leases, net	5,322	9,447
Amortization of deferred financing costs and debt discount / premium	14,319	14,463
Other items	4,191	(7,802)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(241,104)	(103,083)
(Decrease) increase in accounts payable and other liabilities	(40,454)	57,039
Net cash provided by operating activities	1,250,290	1,180,739
Cash flows from investing activities:
Improvements to investments in real estate	(1,748,075)	(1,376,795)
Cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	(168,439)	(496,646)
Proceeds from (investment in) unconsolidated entities, net	9,306	(128,898)
Proceeds from sale of real estate	719,764	547,913
Other investing activities, net	7,627	(65,093)
Net cash used in investing activities	(1,179,817)	(1,519,519)
Cash flows from financing activities:
Net proceeds from (payments on) credit facilities	$323,441	$(228,867)
Borrowings on secured / unsecured debt	1,816,178	3,573,121
Repayments on secured / unsecured debt	(886,968)	(2,536,362)
Premium paid for early extinguishment of debt	(16,482)	(48,191)
Capital contributions from noncontrolling interests	108,448	81,061
General partner contributions	168,309	1,881,164
General partner distributions	(201,250)	(250,000)
Payments of dividends and distributions	(1,369,251)	(1,225,547)
Other financing activities, net	(19,595)	(15,229)
Net cash (used in) provided by financing activities	(77,170)	1,231,150
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,698)	892,370
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,138	(3,034)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$127,092	$986,589

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

Accounting Principles

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, as filed with the SEC, and other filings with the SEC.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how the pandemic is impacting the Company’s customers and business partners. While the Company has not incurred significant disruptions during the nine months ended September 30, 2021 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows due to numerous uncertainties.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Business Combinations

We obtained control of InterXion Holding N.V. (“Interxion”) on March 9, 2020 and completed the Company’s combination with Interxion (“Interxion Combination”) on March 12, 2020 for total equity consideration of approximately $7.0 billion, including approximately $108.5 million of assumed cash and cash equivalents. Revenues attributable to Interxion amounted to $254.5 million and $216.5 million for the three months ended September 30, 2021 and 2020, respectively, and $735.2 million and $458.4 million for the nine months ended September 30, 2021 and 2020, respectively. Net income attributable to Interxion amounted to $25.6 million and $15.4 million for the three months ended September 30, 2021 and 2020, respectively, and $67.8 million and $27.6 million for nine months ended September 30, 2021 and 2020, respectively.

3. Investments in Properties

A summary of our investments in properties as of September 30, 2021 and December 31, 2020 is below (in thousands):

Property Type	As of September 30, 2021	As of December 31, 2020
Land	$1,094,838	$1,106,392
Acquired ground lease	6,695	10,308
Buildings and improvements	21,588,688	21,335,396
Tenant improvements	694,524	690,892
	23,384,745	23,142,988
Accumulated depreciation and amortization	(6,159,294)	(5,555,221)
Investments in operating properties, net	17,225,451	17,587,767
Construction in progress and space held for development	3,238,451	2,768,325
Land held for future development	118,091	226,862
Investments in properties, net	$20,581,993	$20,582,954

Disposition

On March 16, 2021 we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total consideration of approximately $680.0 million (subject to customary final adjustments for working capital and other items). The total gain recorded during the three months ended March 31, 2021 as a result of this sale was approximately $333.3 million. We are providing transitional property management services for one year from the closing date at a customary market rate. The assets and liabilities sold were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Leases

Lessor Accounting

We generate the majority of our revenue by leasing our operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of September 30, 2021, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of September 30, 2021, the termination dates of these ground leases generally range from 2041 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2021 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $36.6 million and $34.9 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $108.9 million and $92.8 million for the nine months ended September 30, 2021 and 2020, respectively.

5. Investments in Unconsolidated Entities

See below for a summary of our investments in unconsolidated entities accounted for under the equity method of accounting as presented in our condensed consolidated balance sheets (in thousands):

	Year	Metropolitan			Balance as of	Balance as of
Entity	Entity Formed	Area	% Ownership		September 30, 2021	December 31, 2020

Ascenty (1)	2019	Brazil / Chile / Mexico	51	% (2)	$547,398	$567,192
Mapletree	2019	Northern Virginia	20%		175,282	184,890
Mitsubishi (3)	Various	Osaka / Tokyo	50%		392,349	278,947
Lumen	2012	Hong Kong	50%		77,987	86,600
Other	Various	U.S. / India	Various		99,309	30,529
Total					$1,292,325	$1,148,158
(1)	Our maximum exposure to loss related to this unconsolidated variable interest entity (VIE) is limited to our equity investment in this VIE.
(2)	Includes an approximate 2% ownership interest held by a non-controlling interest in our entity that holds the investment in the Ascenty entity, which has a carrying value as of September 30, 2021 and December 31, 2020 of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $20.2 million and $21.9 million, respectively, and is classified within redeemable noncontrolling interests in our condensed consolidated balance sheet.
(3)	As of September 30, 2021, we derecognized all assets, liabilities and 50% noncontrolling interests related to two joint ventures that were previously consolidated and recognized an equity method investment of $197.0 million based on the value of our 50% noncontrolling interest in the joint ventures. We had concluded that we would consolidate the joint ventures during the development phase of the buildings because we had the power to direct activities that most significantly impact the joint ventures’ economic performance, however, upon the building’s completion and commencing the operational phase, we no longer have the power to direct the activities that most significantly impact the joint ventures’ economic performance and deconsolidated the joint ventures and recognized the investment under the equity method.

During the three months ended September 30, 2021, the existing unconsolidated partnership between the Company and PGIM Real Estate, the real estate investment management and advisory business of Prudential Financial, completed the sale of a portfolio of 10 data centers in North America for $581 million. PGIM Real Estate owned an 80% interest and the Company owned a 20% interest in the partnership. We recognized a gain of approximately $64 million from the sale of the data centers. This gain is reflected in equity in earnings (loss) of unconsolidated entities in our condensed consolidated income statements. In addition, we received a promote in the amount of $19 million related to the partnership exceeding certain investor return thresholds over the life of the partnership, which is included in fee income and other in our condensed consolidated income statements.

The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at September 30, 2021 as compared to December 31, 2020 were immaterial and driven primarily by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities.

(Amounts in thousands)
	Balance as of
	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,930,218	$(697,471)	$2,232,747	$2,993,093	$(570,886)	$2,422,207
Acquired in-place lease value	1,338,554	(1,025,673)	312,881	1,382,563	(1,004,421)	378,142
Other	76,432	(12,904)	63,528	57,370	(7,107)	50,263
Acquired above-market leases	274,365	(248,085)	26,280	280,216	(236,923)	43,293
Acquired below-market leases	(382,237)	269,599	(112,638)	(401,539)	270,648	(130,891)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $65.2 million and $75.1 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $199.3 million and $210.9 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental and other services revenue of $(0.7) million and $(2.4) million for the three months ended September 30, 2021 and 2020, respectively, and $(3.3) million and $(8.7) million for the nine months ended September 30, 2021 and 2020, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing October 1, 2021 is as follows:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands)
	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
Remainder of 2021	$43,556	$18,376	$2,055	$4,691	$(4,487)
2022	173,452	58,514	8,222	11,209	(15,934)
2023	172,784	47,606	1,484	4,759	(14,249)
2024	172,204	40,948	—	2,584	(12,637)
2025	171,702	35,723	—	1,452	(10,741)
Thereafter	1,499,049	111,714	—	1,585	(54,590)
Total	$2,232,747	$312,881	$11,761	$26,280	$(112,638)

(1)	Excludes power grid rights in the amount of approximately $51.8 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

8. Debt

On a standalone basis (e.g., excluding its subsidiaries), Digital Realty Trust, Inc. does not have any indebtedness. The Parent is the guarantor or co-guarantor on all debt held by the OP or its subsidiaries. All debt is currently held directly or indirectly by the OP. A summary of outstanding indebtedness of the OP, together with its subsidiaries, as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

	September 30, 2021		December 31, 2020
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	0.98%	$838,054	0.91%	$540,184
Unsecured term loans	—%	—	1.20%	537,470
Unsecured senior notes	2.25%	13,113,785	2.49%	12,096,029
Secured and other debt	3.06%	242,870	2.92%	239,330
Total	2.19%	$14,194,709	2.38%	$13,413,013

The interest rates presented in the table above represent the interest rates at the end of the periods for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rates on certain variable rate debt.

We borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	September 30, 2021		December 31, 2020
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,497,870	24.7%	$3,629,000	27.1%
British pound sterling (£)	2,088,470	14.7%	2,166,695	16.2%
Euro (€)	7,569,846	53.3%	6,912,142	51.5%
Other	1,038,523	7.3%	705,176	5.2%
Total	$14,194,709		$13,413,013

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	September 30, 2021	December 31, 2020
Floating rate notes due 2022		€300,000	$349,800	Sep 23, 2022	$347,400	$366,480
0.125% notes due 2022		€300,000	332,760	Oct 15, 2022	347,400	366,480
2.750% notes due 2023		$350,000	350,000	Feb 1, 2023	-	350,000
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	694,800	732,960
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	336,850	341,750
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	538,960	546,800
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	752,700	794,040
4.750% notes due 2025		$450,000	450,000	Oct 1, 2025	450,000	450,000
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,244,850	1,313,219
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	295,267	-
3.700% notes due 2027		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	579,000	610,800
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	289,898	-
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	471,590	478,450
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	868,500	916,200
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	741,070	751,850
1.250% notes due 2031		€500,000	560,950	Feb 1, 2031	579,000	610,800
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,158,000	-
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	868,500	916,200
					$13,113,785	$12,096,029
Unamortized discounts, net of premiums					(35,156)	(34,988)
Deferred financing costs, net					(65,839)	(64,031)
Total unsecured senior notes, net of discount and deferred financing costs					$13,012,790	$11,997,010

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2021, we were in compliance with each of these financial covenants.

The table below summarizes our debt maturities and principal payments as of September 30, 2021 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Senior Notes	Secured and Other Debt	Total Debt
Remainder of 2021	$—	$—	$—	$—
2022	—	694,800	—	694,800
2023	753,396	—	104,000	857,396
2024	84,658	1,031,650	—	1,116,308
2025	—	1,741,660	—	1,741,660
Thereafter	—	9,645,675	138,870	9,784,545
Subtotal	$838,054	$13,113,785	$242,870	$14,194,709
Unamortized net discounts	—	(35,156)	—	(35,156)
Unamortized deferred financing costs	(5,732)	(65,839)	(443)	(72,014)
Total	$832,322	$13,012,790	$242,427	$14,087,539
(1)	The global revolving credit facility is subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.

During the nine months ended September 30, 2021, we recognized a loss on early extinguishment of debt of approximately $18.3 million, mostly due to the redemption of the 2.750% Notes due 2023 in February. During the three and nine months ended September 30, 2020, we recognized a loss on early extinguishment of debt of approximately $53.0 million and $53.6 million, respectively, primarily due to the redemption of the 3.950% 2022 Notes and 3.625% 2022 Notes in August 2020.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 15, 2021, Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the Operating Partnership through which the Interxion business is held, issued and sold CHF 275 million aggregate principal amount of 0.20% Guaranteed Notes due 2026 (the “2026 Notes”) and CHF 270 million aggregate principal amount of 0.55% Guaranteed Notes due 2029 (the “2029 Notes” and together with the 2026 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 542.3 million (approximately $590.9 million based on the exchange rate on July 15, 2021) after deducting the managers’ commissions and certain offering expenses.

9. Earnings per Common Share or Unit

The computation of basic and diluted earnings per share and unit is shown below (in thousands, except share/unit and per share / per unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders	$124,094	$(37,370)	$623,869	$219,165
Weighted average shares outstanding—basic	283,105,966	270,214,413	282,004,907	253,377,527
Potentially dilutive common shares:
Unvested incentive units	217,652	—	207,826	103,159
Unvested restricted stock	187,549	—	164,916	273,755
Forward equity offering	43,816	—	—	2,087,607
Market performance-based awards	244,555	—	295,071	520,531
Weighted average shares outstanding—diluted	283,799,538	270,214,413	282,672,720	256,362,579
Income (loss) per share:
Basic	$0.44	$(0.14)	$2.21	$0.86
Diluted	$0.44	$(0.14)	$2.21	$0.85

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) available to common unitholders	$127,094	$(38,370)	$639,869	$227,365
Weighted average units outstanding—basic	289,535,213	278,079,187	288,897,093	261,416,412
Potentially dilutive common units:
Unvested incentive units	217,652	—	207,826	103,159
Unvested restricted units	187,549	—	164,916	273,755
Forward equity offering	43,816	—	—	2,087,607
Market performance-based awards	244,555	—	295,071	520,531
Weighted average units outstanding—diluted	290,228,785	278,079,187	289,564,906	264,401,464
Income (loss) per unit:
Basic	$0.44	$(0.14)	$2.21	$0.87
Diluted	$0.44	$(0.14)	$2.21	$0.86

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested incentive units	—	154,178	—	—
Unvested restricted stock	—	2,459,322	—	—
Shares subject to Forward Equity Offering	—	512,442	6,250,000	—
Market performance-based awards	—	318,386	—	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc. (excluded only from calculation of earnings per share)	6,429,247	7,864,774	6,892,186	8,038,885
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	—	1,417,537	721,665	1,485,177
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	—	1,757,668	—	1,841,538
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	—	1,304,786	—	1,692,046
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,319,861	1,403,969	1,366,311	1,470,961
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,387,905	1,476,350	1,436,750	1,546,796
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,276,479	2,421,547	2,356,596	2,535,929
Total	11,413,492	21,090,959	19,023,508	18,611,332

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P., are parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.0 billion through various named agents from time to time. For the nine months ended September 30, 2021, Digital Realty Trust, Inc. issued approximately 1.1 million common shares under the Sales Agreement at an average price of $161.92 per share. For the nine months ended September 30, 2020, Digital Realty Trust, Inc. issued approximately 6.1 million common shares under the Sales Agreement at an average price of $146.89 per share. As of September 30, 2021, approximately $577.6 million remains available for future sales under the program.

Forward Equity Sale

On September 13, 2021, Digital Realty Trust, Inc. completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company may receive gross proceeds of approximately $1.0 billion (based on the offering price of $155.69 per share) upon full physical settlement of the forward sale agreements, which is to be no later than March 13, 2023. Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue general partner common partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds. The forward purchasers had also granted to the underwriters an option, exercisable until October 13, 2021, to purchase up to 937,500 additional shares at a price of $155.69, which represents the initial price to the public less the underwriting discount. The underwriters opted not to exercise their option within the specified time period. We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of September 30, 2021, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Noncontrolling Interests

Noncontrolling interests are interests in consolidated subsidiaries that are not owned by Digital Realty Trust, Inc. The following table details the components of noncontrolling interests (in thousands):

	September 30, 2021	December 31, 2020
Noncontrolling interests in Operating Partnership	$459,918	$608,980
Noncontrolling interests in consolidated entities	32,324	119,659
Total noncontrolling interests	$492,242	$728,639

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the ownership interest noncontrolling interests hold in the Operating Partnership as well as the interest held by Digital Realty Trust, Inc. as of the respective dates shown below:

	September 30, 2021		December 31, 2020
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	283,846,802	97.8%	280,289,726	97.2%
Noncontrolling interests consist of:
Common units held by third parties	4,977,994	1.7%	6,212,369	2.2%
Incentive units held by employees and directors (see Note 12)	1,516,071	0.5%	1,833,898	0.6%
	290,340,867	100.0%	288,335,993	100.0%

Limited partners have the right to require the Operating Partnership to redeem all or a portion of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. The common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $888.4 million and $1,078.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2021 and December 31, 2020, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2021:

	Common Units	Incentive Units	Total
As of December 31, 2020	6,212,369	1,833,898	8,046,267
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,234,375)	—	(1,234,375)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(668,451)	(668,451)
Incentive units issued upon achievement of market performance condition	—	219,652	219,652
Grant of incentive units to employees and directors	—	132,848	132,848
Cancellation / forfeitures of incentive units held by employees and directors	—	(1,876)	(1,876)
As of September 30, 2021	4,977,994	1,516,071	6,494,065
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

Digital Realty Trust, Inc. declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2021 (in thousands, except per share data):

		Series C		Series J	Series K	Series L
		Preferred		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock		Stock	Stock	Stock	Stock
February 25, 2021	March 31, 2021	$3,333		$2,625	$3,071	$4,485	$326,965
May 10, 2021	June 30, 2021	—	(1)	2,625	3,071	4,485	328,279
August 10, 2021	September 30, 2021	—		2,625	3,071	4,485	329,720
		$3,333		$7,875	$9,213	$13,455	$984,964
Annual rate of dividend per share		$1.65625		$1.31250	$1.46250	$1.30000	$4.64000
(1)	These shares were redeemed on May 17, 2021.

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the nine months ended September 30, 2021 (in thousands, except for per unit data):

		Series C		Series J	Series K	Series L
		Preferred		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units		Units	Units	Units	Units
February 25, 2021	March 31, 2021	$3,333		$2,625	$3,071	$4,485	$336,041
May 10, 2021	June 30, 2021	—	(1)	2,625	3,071	4,485	336,543
August 10, 2021	September 30, 2021	—		2,625	3,071	4,485	337,447
		$3,333		$7,875	$9,213	$13,455	$1,010,031

Annual rate of distribution per unit		$1.65625		$1.31250	$1.46250	$1.30000	$4.64000

(1)	These units were redeemed on May 17, 2021.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2020	$98,760	$(2,630)	$38,880	$135,010
Net current period change	(248,367)	753	—	(247,614)
Reclassification to interest expense from interest rate swaps	—	1,044	—	1,044
Balance as of September 30, 2021	$(149,607)	$(833)	$38,880	$(111,560)

Digital Realty Trust, L.P.

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2020	$98,946	$(3,823)	$39,677	$134,800
Net current period change	(254,444)	772	—	(253,672)
Reclassification to interest expense from interest rate swaps	—	1,070	—	1,070
Balance as of September 30, 2021	$(155,498)	$(1,981)	$39,677	$(117,802)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Market Performance-Based Awards (“the Awards”): Market performance-based Class D units of the Operating Partnership and market performance-based Restricted Stock Units covering shares of Digital Realty Trust, Inc.’s common stock can be issued to officers and employees of the Company. The Awards utilize total shareholder return (“TSR”) over a 3-year measurement period as the market performance metric. Awards vest based on the Company’s TSR relative to the MSCI US REIT Index over a 3-year period, subject to continued services.

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

The grant date fair value of the Class D unit and market performance-based Restricted Stock Unit awards was approximately $25.0 million and $17.2 million for the nine months ended September 30, 2021 and 2020, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

Other Items: In addition to the LTIP Units, service-based Restricted Stock Units and Awards described above, one-time grants with time and/or performance-based vesting were issued associated with the Interxion Combination. The vesting of these awards is between two and three years.

As of September 30, 2021, approximately 5.5 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of compensation expense and unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended September 30,				September 30,	December 31,	compensation
Type of incentive award	2021	2020	2021	2020	2021	2020	(in years)
Long-term incentive units	$2.8	$3.3	$—	$0.1	$21.2	$15.1	2.1
Performance-based awards	6.4	6.8	0.2	0.1	41.9	34.4	2.2
Service-based restricted stock units	4.6	3.8	0.9	0.8	50.9	41.5	2.6
Interxion awards	3.1	4.8	—	—	10.5	27.2	1.7

	Nine Months Ended September 30,
	2021	2020	2021	2020
Long-term incentive units	$8.7	$9.6	$0.1	$0.2
Performance-based awards	21.3	18.2	0.7	0.6
Service-based restricted stock units	13.7	10.4	2.5	2.3
Interxion awards	17.7	14.9	—	—

Activity for LTIP Units and service-based Restricted Stock Units for the nine months ended September 30, 2021 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested Long-term Incentive Units	Units	Value
Unvested, beginning of period	235,535	$122.22
Granted	132,848	138.16
Vested	(126,826)	122.56
Cancelled or expired	(1,876)	128.38
Unvested, end of period	239,681	$130.83

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock	Shares	Value
Unvested, beginning of period	783,219	$123.04
Granted	258,414	136.75
Vested	(381,179)	122.12
Cancelled or expired	(49,817)	110.52
Unvested, end of period	610,637	$130.44

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Derivative Instruments

As of September 30, 2021, there was no impact from netting arrangements as the Company did not have any derivatives in asset positions. There have been no significant changes to our policy or strategy from what was disclosed in our 2020 Form 10-K. A summary of our outstanding interest rate derivative instruments is shown in the subsequent table (in thousands).

Summary of Outstanding Interest Rate Derivatives

						Fair Value at Significant Other
Notional Amount						Observable Inputs (Level 2)
As of	As of					As of	As of
September 30,	December 31,	Type of	Strike	Effective	Expiration	September 30,	December 31,
2021	2020	Derivative	Rate	Date	Date	2021	2020

104,000	104,000	Swap	1.435	Jan 15, 2016	Jan 15, 2023	(1,727)	(2,773)
—	77,352	Swap	0.779	Jan 15, 2016	Jan 15, 2021	—	(9)
$104,000	$181,352					$(1,727)	$(2,782)

As of September 30, 2021, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense during the twelve months ended March 31, 2022, when the hedged forecasted transactions impact earnings.

14. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2020 Form 10-K.

As of September 30, 2021 and December 31, 2020, the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values. The carrying value of our global revolving credit facilities and unsecured term loans approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured debt are caused by differences in interest rates or borrowing spreads that were available to us on September 30, 2021 and December 31, 2020 as compared to those in effect when the debt was issued or assumed.

A comparison of estimated fair value and carrying value of our debt is shown in the subsequent table (in thousands).

	Categorization	As of September 30, 2021		As of December 31, 2020
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$838,054	$838,054	$540,184	$540,184
Unsecured term loans	Level 2	—	—	537,470	537,470
Unsecured senior notes (1)	Level 2	13,859,557	13,113,785	13,359,960	12,096,029
Secured debt (1)	Level 2	250,015	242,870	242,051	239,326
		$14,947,626	$14,194,709	$14,679,665	$13,413,009
(1)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2021, we had open commitments, including amounts reimbursable by customers of approximately $47.2 million, related to construction contracts of approximately $1.5 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2021, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of September 30, 2021, and December 31, 2020:

	Balance as of
(Amounts in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$116,002	$108,501
Restricted cash (included in other assets)	11,090	15,151
Total	$127,092	$123,652

We paid $240.9 million and $261.2 million for interest, net of amounts capitalized, for the nine months ended September 30, 2021 and 2020, respectively.

We paid $19.6 million and $15.3 million for income taxes, net of refunds, for the nine months ended September 30, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, expected settlement and use of proceeds from our forward sale agreements, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact of the COVID-19 pandemic on our, our customers’ and our suppliers’ operations; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

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

Revenue Base

The majority of revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. As of September 30, 2021, and December 31, 2020, our portfolio (excluding space under development or held for development) was 84.2% and 86.3% leased, respectively. A summary of our data center portfolio and related square feet occupied as of September 30, 2021 is shown below. Unconsolidated portfolios shown below consist of assets owned by unconsolidated entities in which we have invested. We often provide management services for these entities under management agreements and receive management fees. These are shown as Managed Unconsolidated Portfolio. Entities for which we do not provide such services are shown as Non-Managed Unconsolidated Portfolio.

	As of September 30, 2021
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	123	22,944,292	2,067,360	861,917	86.0%
Europe	107	7,209,395	3,330,572	255,874	76.2%
Asia Pacific	12	1,127,636	1,036,418	—	86.6%
Africa	4	25,825	40,965	—	51.3%
Consolidated Portfolio	246	31,307,147	6,475,315	1,117,791	83.8%
Managed Unconsolidated Portfolio	6	1,174,565	—	—	90.2%
Non-Managed Unconsolidated Portfolio	30	2,506,538	989,318	970,909	86.3%
Total Portfolio	282	34,988,250	7,464,633	2,088,701	84.2%

(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

Leasing Activities

As of September 30, 2021, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The following table summarizes our leasing activity in the nine months ended September 30, 2021:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,434,422	$261.42	$266.36	1.9%	$0.65	1.7
> 1 MW	1,251,852	$149.69	$142.70	(4.7)%	$0.55	3.6
Other (6)	1,461,105	$20.84	$23.43	12.5%	$1.17	3.9
New Leases Signed (5)
0 — 1 MW	386,377	—	$275.73	—	$36.99	3.6
> 1 MW	1,466,006	—	$134.52	—	$14.61	7.7
Other (6)	74,762	—	$35.28	—	$7.49	7.5
Leasing Activity Summary
0 — 1 MW	1,820,799		$268.35
> 1 MW	2,717,858		$138.29
Other (6)	1,535,867		$24.01
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the nine months ended September 30, 2021.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2021 to 2022.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
September 30, 2021
total annualized
Metropolitan Area	rent (1)
Northern Virginia	19.3%
Chicago	8.9%
London, England	7.1%
New York	6.4%
Silicon Valley	6.3%
Frankfurt, Germany	5.7%
Dallas	5.7%
Amsterdam, Netherlands	4.3%
Sao Paulo, Brazil	3.9%
Singapore	3.8%
Phoenix	2.0%
San Francisco	2.0%
Paris, France	1.9%
Osaka, Japan	1.6%
Tokyo, Japan	1.6%
Other	19.5%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2021 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the nine months ended September 30, 2021 was approximately $79.6 million.

Operating expenses

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

Factors Which May Influence Future Results of Operations

COVID-19. We continue to closely monitor the impact of the COVID-19 pandemic on our global business and operations, including the impact on our customers, suppliers and business partners. While we did not experience significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2021 nor as of the date of this report, we cannot predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties.

Rental Income. As of September 30, 2021, most of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation-related index. We cannot assure you that these escalations will cover all the increases in our costs or will otherwise keep rental rates at or above market rates.

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

In addition to approximately 5.1 million square feet of available space in our portfolio, which excludes approximately 6.5 million square feet of space under active development and approximately 1.1 million square feet of space held for development as of September 30, 2021 and the 30 data centers held as investments in our non-managed unconsolidated entities, leases representing approximately 2.8% and 11.6% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2021 and the year ending December 31, 2022, respectively.

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

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020

Revenues

Total operating revenues increased by approximately $108.5 million and $475.7 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, driven primarily by growth in non-stabilized rental and other services revenue. Non-stabilized rental and other services revenue increased $88.3 million for the three-month period primarily due to the completion of global development pipeline and related lease up operating activities and expansion into new markets in EMEA offset by the impact of properties sold in 2020 and 2021. For the nine-month period, non-stabilized rental and other services revenue increased $435.9 million, primarily due to the Interxion Combination, which contributed $276.8 million to the increase. Stabilized rental and other services revenue increased $1.7 million and $23.6 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to new leasing and renewals, net of expirations as well as increased tenant reimbursements associated with higher utility costs in Texas due to winter storm Uri.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Stabilized	$601,498	$599,789	$1,709	0.3%	$1,817,043	$1,793,464	$23,579	1.3%
Non-Stabilized	509,406	421,142	88,264	21.0%	1,471,162	1,035,214	435,948	42.1%
Rental and other services	1,110,904	1,020,931	89,973	8.8%	3,288,205	2,828,678	459,527	16.2%
Fee income and other	22,232	3,737	18,495	494.9%	28,510	12,322	16,188	131.4%
Total operating revenues	$1,133,136	$1,024,668	$108,468	10.6%	$3,316,715	$2,841,000	$475,715	16.7%

Operating Expenses — Property Level

Property level operating expenses include costs to operate and maintain the locations as well as taxes and insurance. Stabilized property operating and maintenance expenses increased by approximately $10.2 million and $52.4 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily related to higher utility consumption at certain properties in the stabilized portfolio. Non-stabilized property operating and maintenance expenses increased $37.4 million for the three-month period, primarily due to the completion of global development pipeline and related lease up operating activities and expansion into new markets in EMEA offset by the impact of properties sold in 2020 and 2021. For the nine-month period, non-stabilized property operating and maintenance expenses increased $141.9 million, primarily due to the Interxion Combination, which contributed $114.0 million to the increase. Stabilized property taxes and insurance increased by approximately $11.7 million in the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily related to property tax reassessments for certain properties located in Chicago in the stabilized portfolio during the three months ended September 30, 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Stabilized	$209,308	$199,086	$10,222	5.1%	$622,345	$569,975	$52,370	9.2%
Non-Stabilized	197,021	159,593	37,428	23.5%	528,979	387,059	141,920	36.7%
Rental property operating and maintenance	406,329	358,679	47,650	13.3%	1,151,324	957,034	194,290	20.3%

Stabilized	41,256	29,546	11,710	39.6%	106,584	94,927	11,657	12.3%
Non-Stabilized	19,377	13,113	6,264	47.8%	55,050	41,843	13,207	31.6%
Property taxes and insurance	60,633	42,659	17,974	42.1%	161,634	136,770	24,864	18.2%

Total Property Level Expenses	$466,962	$401,338	$65,624	16.4%	$1,312,958	$1,093,804	$219,154	20.0%

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization), or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the three and nine months ended September 30, 2021 and 2020 is shown below. The increases in depreciation and amortization and general and administrative expenses for the 2021 periods were primarily driven by the Interxion Combination, which closed in March 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Depreciation and amortization	$369,035	$365,842	$3,193	0.9%	$1,107,749	$1,006,464	$101,285	10.1%
General and administrative	98,460	91,352	7,108	7.8%	295,946	249,181	46,765	18.8%
Transaction, integration and other expense	14,314	15,251	(937)	(6.1)%	37,550	87,806	(50,256)	(57.2)%
Impairment of investments in real estate	—	6,482	(6,482)	(100.0)%	—	6,482	(6,482)	(100.0)%
Total Other Operating Expenses	481,809	478,927	2,882	0.6%	1,441,245	1,349,933	91,312	6.8%
Property level operating expenses	466,962	401,338	65,624	16.4%	1,312,958	1,093,804	219,154	20.0%
Total Operating Expenses	$948,771	$880,265	68,506	7.8%	$2,754,203	$2,443,737	310,466	12.7%

Equity in earnings (loss) of unconsolidated entities

Equity in earnings (loss) of unconsolidated entities increased approximately $42.9 million and $158.7 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to one of our unconsolidated entities completing the sale of a portfolio of 10 data centers during the three months ended September 30, 2021, which resulted in a gain of approximately $64 million, along with the foreign exchange remeasurement of debt associated with our Ascenty unconsolidated entity, which decreased $22.7 million and increased

$97.4 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Gain on Disposition of Properties, Net

Gain on disposition of properties, net decreased approximately $11.0 million and increased approximately $18.6 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. In March 2021, we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total purchase consideration of approximately $680.0 million resulting in a gain of approximately $333.3 million. In January 2020, we sold 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree at a purchase consideration of approximately $557.0 million, resulting in a gain of approximately $304.8 million.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt decreased approximately $53.0 million and $35.3 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to the redemption of the 3.950% 2022 Notes and 3.625% 2022 Notes in August 2020, offset by the redemption of the 2.750% 2023 Notes in February 2021.

Income Tax Expense

Income tax expense decreased by $2.3 million during the three months ended September 30, 2021 and increased by $34.1 million during the nine months ended September 30, 2021. The increase for the nine-month period was driven primarily by an increase in the corporate tax rate in the United Kingdom from 19% to 25% during the quarter ended June 30, 2021.

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

Our Parent and our Operating Partnership are parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). In accordance with the Sales Agreement, following the date of the 2020 amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the nine months ended September 30, 2021, Digital Realty Trust, Inc. issued approximately 1.1 million common shares under the Sales Agreement at an average price of $161.92 per share. For the nine months ended September 30, 2020, Digital Realty Trust, Inc. issued approximately 6.1 million common shares under the Sales Agreement at an average price of $146.89 per share. As of September 30, 2021, approximately $577.6 million remains available for future sales under the program. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information regarding the Sales Agreement, see our Annual Report on Form 10-K for the year ended December 31, 2020.

On September 13, 2021, Digital Realty Trust, Inc. completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company may receive gross proceeds of approximately $1.0 billion (based on the offering price of $155.69 per share) upon full physical settlement of the forward sale agreements, which is to be no later than March 13, 2023. Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue general partner common partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds. The forward purchasers had also granted to the underwriters an option, exercisable until October 13, 2021, to purchase up to 937,500 additional shares at a price of $155.69, which represents the initial price to the public less the underwriting discount. The underwriters opted not to exercise their option within the specified time period.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the nine months ended September 30, 2021, see Note 10 to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of September 30, 2021, we had $116.0 million of cash and cash equivalents, excluding $11.1 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. Our liquidity requirements primarily consist of:

●	operating expenses,
●	development costs and other expenditures associated with our properties,
●	distributions to our Parent to enable it to make dividend payments,
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.,
●	capital expenditures,
●	debt service, and,
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At September 30, 2021, we had open commitments, related to construction contracts of approximately $1.5 billion, including amounts reimbursable of approximately $47.2 million.

We currently expect to incur approximately $0.5 billion to $0.8 billion of capital expenditures for our development programs during the three months ending December 31, 2021. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of September 30, 2021				As of December 31, 2020
	Net Rentable	Current			Net Rentable	Current	Future
	Square Feet	Investment	Future Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost

Land held for future development (5)	N/A	$118,091	$—	$118,091	N/A	$226,862	$—	$226,862
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$913,855	$—	$913,855	N/A	$785,182	$—	$785,182
Space Held for Development (6)	1,117,791	230,779	—	230,779	1,501,310	236,545	—	236,545
Base Building Construction	3,334,023	503,391	566,701	1,070,093	2,331,472	458,357	485,613	943,970
Data Center Construction	3,141,292	1,559,410	1,907,286	3,466,696	2,573,759	1,232,762	1,596,821	2,829,583
Equipment Pool & Other Inventory	N/A	12,741	—	12,741	N/A	9,761	—	9,761
Campus, Tenant Improvements & Other	N/A	18,274	46,175	64,449	N/A	45,719	42,848	88,567
Total Construction in Progress and Land Held for Future Development	7,593,106	$3,356,542	$2,520,162	$5,876,704	6,406,541	$2,995,188	$2,125,282	$5,120,470
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through September 30, 2021.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2020.
(5)	Represents approximately 832 acres as of September 30, 2021 and approximately 927 acres as of December 31, 2020.
(6)	Excludes space held for development through unconsolidated entities.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 7.4 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Development projects	$1,527,588	$1,175,494
Enhancement and improvements	571	171
Recurring capital expenditures	129,553	127,156
Total capital expenditures (excluding indirect costs)	$1,657,712	$1,302,821

For the nine months ended September 30, 2021, total capital expenditures increased $354.9 million to approximately $1,657.7 million from $1,302.8 million for the same period in 2020. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2021 were approximately $1,528.2 million, which reflects an increase of approximately 30% from the same period in 2020. This increase was primarily due to development activity at properties acquired in the Interxion Combination. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2021 and 2020 were $90.4 million and $74.2 million, respectively. Capitalized interest comprised approximately $38.1 million and $35.5 million of the total indirect costs capitalized for the nine months ended September 30, 2021 and 2020, respectively. Capitalized interest in the nine months ended September 30, 2021 increased, compared to the same period in 2020, due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the nine months ended September 30, 2021 increased compared to the same period in 2020 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” below for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2021.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of November 3, 2021, we had approximately $1.5 billion of borrowings available under our global revolving credit facilities.

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

In connection with the issuance of the Swiss Franc Notes in July 2021, we intend to allocate an amount equal to the net proceeds from the offering of the Swiss Franc Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects (collectively, “Eligible Green Projects”). Pending the allocation of an amount equal to the net proceeds of the Swiss Franc Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds from the Swiss Franc Notes were used to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facility and for other general corporate purposes. For additional information regarding our Swiss Franc Notes, see Note 8 to our condensed consolidated financial statements contained herein.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and nine months ended September 30, 2021, see Note 10 to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2021 (in millions):

Debt Summary:
Fixed rate	$12,905.2
Variable rate debt subject to interest rate swaps	104.0
Total fixed rate debt (including interest rate swaps)	13,009.2
Variable rate—unhedged	1,185.5
Total	$14,194.7
Percent of Total Debt:
Fixed rate (including swapped debt)	91.6%
Variable rate	8.4%
Total	100.0%

Effective Interest Rate as of September 30, 2021
Fixed rate (including hedged variable rate debt)	2.32%
Variable rate	0.69%
Effective interest rate	2.19%

As of September 30, 2021, we had approximately $14.2 billion of outstanding consolidated long-term debt as set forth in the table above, which excludes deferred financing costs. Our ratio of debt to total enterprise value was approximately 25% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2021 of $144.45). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, SOR, JPY LIBOR, HIBOR, BBR, Base CD and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of September 30, 2021, our debt had a weighted average term to initial maturity of approximately 6.0 years (or approximately 6.1 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of September 30, 2021, we were party to interest rate swap agreements related to $104.0 million of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

As of September 30, 2021, our pro-rata share of secured debt of unconsolidated entities was approximately $684.7 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$1,250,290	$1,180,739	$69,551
Net cash used in investing activities	(1,179,817)	(1,519,519)	339,702
Net cash (used in) provided by financing activities	(77,170)	1,231,150	(1,308,320)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,698)	$892,370	$(899,068)

The increase in net cash provided by operating activities was primarily due to the Interxion Combination offset by the operating activities of properties sold during the twelve months ended September 30, 2021.

The changes in the activities that comprise the decrease in net cash used in investing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 consisted of the following amounts (in thousands).

Change
Increase in cash used for improvements to investments in real estate	$(371,280)
Decrease in cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	328,207
Increase in cash from investment in joint ventures	138,204
Increase in cash provided by proceeds from sale of real estate	171,851
Other changes	72,720
Decrease in net cash used in investing activities	$339,702

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

The changes in the activities that comprise the increase in net cash used in financing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 for the Company consisted of the following amounts (in thousands).

Change
Increase in proceeds from short-term borrowings, net of repayments	$552,308
Decrease in cash provided by proceeds from secured / unsecured debt	(1,756,943)
Decrease in cash used for repayment on secured / unsecured debt	1,649,394
Decrease in cash provided by proceeds from issuance of common stock, net	(1,712,855)
Decrease in cash used for redemption of preferred stock	48,750
Increase in cash used for dividend and distribution payments	(143,704)
Other changes	54,730
Increase in net cash used in financing activities	$(1,308,320)

The increase in cash used in financing activities was primarily due to a decrease in cash provided by proceeds from secured / unsecured debt, due to the redemption of two tranches of notes in August 2020, a decrease in cash provided by proceeds from issuance of common stock and an increase in dividend and distribution payments for the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of an increase in the number of shares outstanding due to the Interxion Combination and increased dividend amount per share of common stock in the nine months ended September 30, 2021 as compared to the same period in 2020 partially offset by an increase in cash proceeds from short-term borrowings and a decrease in repayments of secured / unsecured debt.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2021, amounted to 2.2% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of  September 30, 2021, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income Available to Common Stockholders	$124,094	$(37,370)	$623,869	$219,165
Adjustments:
Non-controlling interests in operating partnership	3,000	(1,000)	16,000	8,200
Real estate related depreciation & amortization (1)	362,728	358,619	1,091,065	987,470
Unconsolidated JV real estate related depreciation & amortization	21,293	19,213	61,654	56,259
Gain on real estate transactions	(63,799)	(10,410)	(398,219)	(315,211)
Impairment of investments in real estate	—	6,482	—	6,482
FFO available to common stockholders and unitholders (2)	$447,316	$335,534	$1,394,369	$962,365
Basic FFO per share and unit	$1.54	$1.21	$4.83	$3.68
Diluted FFO per share and unit (2)	$1.54	$1.19	$4.82	$3.64
Weighted average common stock and units outstanding
Basic	289,535	278,079	288,897	261,416
Diluted (2)	290,229	281,524	289,565	264,401
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$369,035	$365,842	1,107,749	1,006,464
Non-real estate depreciation	(6,307)	(7,223)	(16,684)	(18,994)
	$362,728	$358,619	$1,091,065	$987,470
(2)	For all periods presented, we have excluded the effect of the series C, series G, series I, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series G, series I, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common stock and units outstanding	289,535	278,079	288,897	261,416
Add: Effect of dilutive securities	694	3,445	668	2,985
Weighted average common stock and units outstanding—diluted	290,229	281,524	289,565	264,401

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2021, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,905.2	$13,658.1
Variable rate debt subject to interest rate swaps	104.0	104.0
Total fixed rate debt (including interest rate swaps)	13,009.2	13,762.1
Variable rate debt	1,185.5	1,185.5
Total outstanding debt	$14,194.7	$14,947.6

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2021:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	21.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(22.6)

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

Foreign Currency Exchange Risk

We are subject to risk from the effects of exchange rate movements of a variety of foreign currencies, which may affect future costs and cash flows. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. As a result of the Ascenty entity and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty entity’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations and we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended

September 30, 2021 and 2020, operating revenues from properties outside the United States contributed $422.5 million and $368.9 million, respectively, which represented 37.3% and 36.0% of our total operating revenues, respectively. For the nine months ended September 30, 2021 and 2020, operating revenues from properties outside the United States contributed $1,228.8 million and $906.3 million, respectively, which represented 37.0% and 31.9% of our total operating revenues, respectively. Net investment in properties outside the United States was $9.2 billion and $9.3 billion as of September 30, 2021 and December 31, 2020, respectively. Net assets in foreign operations were approximately $3.4 billion and $5.7 billion as of September 30, 2021 and December 31, 2020, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2021, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended September 30, 2021, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2021, Digital Realty Trust, Inc. issued an aggregate of 15,307 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2021, our Operating Partnership issued an aggregate of 15,307 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the three months ended September 30, 2021, an aggregate of 19,451 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 4,144 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $35.8 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

4.1

Terms and Conditions of the Notes, dated as of July 13, 2021 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.2

Form of the 2026 Notes (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.3

Form of the 2029 Notes (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 5, 2021	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 5, 2021	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 5, 2021	/S/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

November 5, 2021	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 5, 2021	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 5, 2021	/s/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)