Form 10-K
period 2021-12-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2022-02-25
CIK 1297996, 1494877

55555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2021 totaled approximately $42 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2021. The identification of 10% or greater stockholders as of June 30, 2021 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2021. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 22, 2022
Common Stock, $.01 par value per share	284,469,103

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of their fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. As of December 31, 2021, the Parent owned an approximate 98.0% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.0% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of December 31, 2021, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of the Parent and the OP into this single report results in the following benefits:

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

As general partner with control of the OP, the Parent consolidates the OP for financial reporting purposes, and it does not have significant assets other than its investment in the OP. Therefore, the assets and liabilities of the Parent and the OP are the same on their respective consolidated financial statements. The separate discussions of the Parent and the OP in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

ITEM 1.     BUSINESS

The Company

Digital Realty Trust, Inc. (the “Parent”), through its controlling interest in Digital Realty Trust, L.P. (the “Operating Partnership” or the “OP”) and the subsidiaries of the Operating Partnership, (collectively, “we”, “our”, “us” or the “Company”) is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals. The Parent operates as a REIT for federal income tax purposes. The OP is the entity through which the Parent conducts its business of owning, acquiring, developing and operating data centers. The Parent was incorporated in the state of Maryland on March 9, 2004. The OP was organized as a limited partnership in the state of Maryland on July 21, 2004.

As of December 31, 2021, our portfolio consisted of 287 data centers (including 50 data centers held as investments in unconsolidated entities), of which 127 are located in the United States, 107 are located in Europe, 27 are located in Latin America, 13 are located in Asia, six are located in Australia, four are located in Africa and three are located in Canada.

Our principal executive offices are located at 5707 Southwest Parkway, Building 1, Suite 275, Austin, Texas 78735. Our telephone number is (737) 281-0101. Our website is www.digitalrealty.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K.

Recent Acquisitions

On October 29, 2019, Digital Realty Trust, Inc., Digital Intrepid Holding B.V., an indirect subsidiary of Digital Realty Trust, Inc. (the “Buyer”), and Interxion Holding N.V., which we refer to as Interxion, entered into a purchase agreement, or the Purchase Agreement, pursuant to which, subject to the terms and conditions of the Purchase Agreement, the Buyer commenced an exchange offer to purchase all of the outstanding ordinary shares of Interxion in exchange for shares of common stock of Digital Realty Trust, Inc. We refer to the transactions contemplated by the Purchase Agreement as the Interxion Combination. We obtained control of Interxion on March 9, 2020 and completed the Interxion Combination on March 12, 2020 for total equity consideration of approximately $7.0 billion, including cash assumed. The Interxion Combination expanded the combined company’s presence across Europe and Africa.

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

On December 20, 2018, the Operating Partnership and Stellar Participações S.A. (formerly Stellar Participações Ltda.), a Brazilian subsidiary of the Operating Partnership, completed the acquisition of Ascenty, a leading data center provider in Brazil, for cash and equity consideration of approximately $2.0 billion, including cash assumed. We refer to this transaction as the Ascenty Acquisition. In March 2019, we formed a joint venture with Brookfield Infrastructure, an affiliate of Brookfield Asset Management, one of the largest owners and operators of infrastructure assets globally. Brookfield invested approximately $702 million in exchange for approximately 49% of the total equity interests in the joint venture which owns and operates Ascenty. A subsidiary of the Operating Partnership retained the remaining equity interest in the Ascenty joint venture. As of March 27, 2019, we deconsolidated Ascenty and recorded our retained interest as an investment in unconsolidated entities due to shared control with Brookfield.

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

We believe that enterprise data growth is accelerating due to the growing digital economy and emerging technological advances. As enterprises analyze and process this accelerating data mass, they create more data. As this mass of data continues to grow, it needs to be analyzed and processed: a task which we believe is becoming increasingly challenging to replicate and relocate. This phenomenon is called Data Gravity. We believe that enterprise decisionmakers will need to increasingly consider the impact of how Data Gravity impacts their enterprise IT architectures and, accordingly, we have developed the Data Gravity Index™: a global forecast that measures the intensity and gravitational force of enterprise data growth.

As the largest global provider of cloud- and carrier-neutral data center, colocation and interconnection solutions, we believe the data center industry is poised for sustainable growth. The demand for data center infrastructure is being driven by this digital transformation which is contributing to the explosive growth of data, rapid growth of cloud adoption and greater demand for IT outsourcing. The power requirements and financial costs to support this growth in data, traffic and storage are substantial and growing accordingly. We believe data centers will continue to play a critical role in the digital economy and enabling business transformation strategies.

We believe cloud solutions and hybrid cloud solutions will remain significant drivers of demand for data center infrastructure. The hybrid cloud, which combines public and private cloud solutions, has gained traction because it enables corporate enterprises to achieve efficiencies and contain costs, as well as scale and secure their most sensitive information. In addition, the leading cloud service providers are generally mature, well-capitalized technology companies, and cloud platforms are among the fastest-growing business segments. Data center providers that can solve global coverage, capacity and connectivity needs, and coordinate and aggregate diverse customer and application demand, are poised to benefit from these cloud-specific industry drivers.

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

Our Business

We provide a global data center platform that supports our customers’ digital infrastructure and enables our customers to interconnect with their customers and partners. We solve global coverage, capacity and connectivity needs for companies of all sizes, including the world’s leading enterprises and services providers, through PlatformDIGITAL®, a global data center platform for scaling digital business which enables customers to deploy their critical infrastructure with a global data center provider.

PlatformDIGITAL® combines our global presence with our Pervasive Data Center Architecture (PDx™) solution methodology for scaling digital business and efficiently managing data gravity challenges. Our global data center footprint gives customers access to the connected data communities that matter to them with 287 facilities in nearly 50 metros across 25 countries on six continents.

Fundamentally, we bring together foundational real estate and innovative technology expertise around the world to deliver a comprehensive, dedicated product suite to meet customers’ data and connectivity needs. We represent an important part of the digital economy that we believe will benefit from powerful, long-term growth drivers.

We believe that the growth trends in the data center market, technology, the cloud, internet traffic and internet-based services, combined with cost advantages in outsourcing data center requirements, provide attractive growth opportunities for us as a data center solutions provider. Leveraging deep expertise in technology and real estate, we have an expansive global footprint, impressive scale and a full-spectrum fit-for-purpose product offering in key metropolitan areas around the world. These advantages simplify the contracting process for multinational enterprises, eliminating their need to negotiate with multiple local data center solutions providers. In addition, in areas where high data center construction and operating costs and long time-to-market prohibit many of our customers from building their own data centers, our global footprint and scale allow us to meet our customers' needs quickly and efficiently.

Our Data Center Portfolio

Our portfolio of high-quality data centers provides secure, highly connected and continuously available environments for the exchange, processing and storage of critical data. Data centers are used for digital communication, disaster recovery purposes, transaction processing and housing mission-critical corporate IT applications. Our internet gateway data centers are highly connected, network-dense facilities that serve as hubs for internet and data communications within and between major metropolitan areas. We believe internet gateways are extremely valuable, and a high-quality, highly interconnected global portfolio such as ours could not be easily replicated today on a cost-competitive basis.

We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. At December 31, 2021, we owned or had investments in properties, on a wholly-owned basis or through unconsolidated entities, in the following geographies:

Our portfolio contains a total of approximately 45.5 million square feet, including approximately 7.2 million square feet of space under active development and approximately 2.7 million square feet of space held for future development. The 50 data centers held as investments in unconsolidated entities have an aggregate of approximately 35.6 million rentable square feet. The 27 parcels of developable land we own comprise approximately 849 acres. A significant component of our current and future growth is expected to be generated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2021, our portfolio, including the 50 data centers held as investments in unconsolidated entities and excluding space under active development and space held for future development, was approximately 83.6% leased. From time to time we may look to sell individual assets or portfolios of assets that we do not consider to be core to our business and growth strategy.

Through strategic investments, we have expanded our footprint into Latin America, enhanced our data center offerings in strategic and complementary U.S. metropolitan areas, established our colocation and interconnection platform in the U.S. and expanded our colocation and interconnection platform in Europe and Africa, with each transaction enhancing our presence in top-tier locations throughout North America, Europe, Latin America and Africa.

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

Our data centers are physically secure, network-rich and equipped to meet the power and cooling requirements of smaller footprints up to the most demanding IT applications. Many of our data centers are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our customers’ costs and operational risks and enhances the attractiveness of our properties. In addition, our strategically located global data center campuses offer our customers the ability to expand their global footprint as their businesses grow, while our connectivity offerings on our campuses enhance the capabilities and attractiveness of these facilities. Further, the network density, interconnection infrastructure and connectivity-centric customers in certain of our data centers has led to the organic formation of densely connected data communities that are difficult for competitors to replicate and deliver added value to our customers.

Our Diversified Product Offerings

We provide a flexible, global data center platform that allows our customers to tailor infrastructure deployments and controls matched to their business needs. Our data centers and comprehensive suite of product offerings are scalable to meet our customers’ needs, from a single rack or cabinet up to multi-megawatt deployments, along with connectivity, connected data communities and solutions to support their hybrid cloud architecture requirements. Over the past few years, we have expanded our product mix to appeal to a broader spectrum of data center customers, especially those seeking to support a greater portion of their data center requirements through a single provider. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

PlatformDIGITAL® Solution Model. The PlatformDIGITAL® solution model is based on our Pervasive Data Center Architecture (PDx™) strategy, which brings users, networks, clouds, controls and systems to the data, removing barriers, creating centers of data exchange to accommodate distributed workflows and scaling digital business.

Network Hub	Consolidates and localizes traffic into ingress/egress points to optimize network performance and cost
Control Hub	Hosts adjacent security and IT controls to improve security posture and Hybrid-IT operations
Data Hub	Localizes data aggregation, staging, analytics, streaming and data management to optimize data exchange
SX Fabric	Adds SDN overlay to service chain multi-cloud and B2B application ecosystems Connects hubs across metros and regions to enable secure and performant distributed workflows

Capacity

Product	Description
Colocation (0 to 1 MW)	Small (one cabinet) to medium (75 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-5 years Consistent designs, operational environment, power expenses
Scale & Hyperscale Powered Base Building® Turn-Key Flex® (> 1 MW)	Scale from medium to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

The PlatformDIGITAL® solution model is available in our colocation and Turn-Key Flex® data centers, which are move-in ready, physically secure facilities with the power and cooling capabilities to support customers requiring a single rack or cabinet up to multi-megawatt deployments. We believe our colocation and Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise, or desire to provide their own extensive data center infrastructure, management, and security. We believe our offerings are also well-suited for those customers who seek to efficiently exchange data with others in our connected data communities, lowering their costs and creating value for their business. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, requisite power, and network access necessary to support a state-of-the-art data center.

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

Metro Connect	Dedicated connection between multiple Digital Realty facilities located in the same metro area enabling fast connectivity for data traffic between them
Interxion Cloud Connect	Provides secure and high-performance VLAN interconnections to multiple cloud service providers from one physical connection
Internet Exchange	A common peering platform allowing participants to exchange network traffic with multiple ISPs, CDNs and other parties over a single port interface
Service Exchange

SDN Global interconnection solution enabling customers to establish direct, private connections to multiple Cloud Service Providers, Network Providers and other participants of the platform from a single interface

IP Bandwidth	Dedicated Internet Access using blend of ISPs. Provides customer with highly resilient customer dedicated connections including Fixed and Burstable Service options
Pathway	Point-of-entry access for carriers, terminating into the POP or Meet Me Room within a given facility

Through investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our data center product offerings. Furthermore, through product offerings such as our Service Exchange and Interxion Cloud Connect and partnerships with cloud service providers, we can support our customers’ hybrid cloud architecture requirements.

Our Global Customers

Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 4,000 customers, and no single customer represented more than approximately 10.0% of the aggregate annualized recurring revenue of our portfolio as of December 31, 2021. We provide each customer access to a choice of highly customized solutions based on their scale, colocation, and interconnection needs.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for and trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us globally. Our largest customer, accounted for approximately 10.0% of our aggregate annualized recurring revenue as of December 31, 2021. No other single customer accounted for more than approximately 4.1% of the aggregate annualized recurring revenue of our portfolio. Our customers represent a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

Cloud and IT Services	Digital Content Providers and Financial Companies	Network and Mobile Services
Equinix	Facebook, Inc.	AT&T
Fortune 50 Software Company	Fortune 25 Investment Grade-Rated Company	Comcast Corporation
IBM	JPMorgan Chase & Co.	Lumen Technologies, Inc.
Oracle America, Inc.	LinkedIn	Verizon

Proven Experience Attracting and Retaining Customers. Our specialized data center salesforce, which is aligned to meet our customers’ needs for global, enterprise and network solutions, provides a robust pipeline of new customers, while existing customers continue to grow and expand their utilization of our technology-enabled services to support a greater portion of their IT needs.

Our Design and Construction Program

Our extensive development activity, operating scale and process-based approach to data center design and construction result in significant cost savings and added value for our customers. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. See "We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays." in Item 1A. Risk Factors for further discussion. Utilizing our innovative modular data center design, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our modular design architecture to develop new distributed redundant solutions in our existing Powered Base Building® facilities, on average we can deliver a fully commissioned standard design facility in under 30 weeks. Finally, our access to capital and investment-grade ratings allow us to provide data center solutions for customers who do not want to invest their own capital.

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. We target a debt-to-adjusted EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the related cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, we have raised approximately $53.1 billion of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facilities, our term loan facility, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

Leverage Technology to Develop Comprehensive and Diverse Products. We believe we have one of the most comprehensive suites of global data center solutions available to customers from a single provider.

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

Leverage Strong Industry Relationships. Our global market leadership position and strong industry relationships provide us with a unique vantage point to detect and capitalize on secular trends as they emerge globally. We focus our industry relationship efforts towards market sensing, market shaping and helping to set open standards that benefit companies of all types to derive value from digital infrastructure and multi-tenant datacenters. Industry collaboration includes engagements with industry associations, IT industry analysts, venture capitalists, technology incubators, technology service providers, telecommunications providers, systems integrators and large multi-national companies across segments including manufacturing, transportation & logistics, financial services, healthcare, pharmaceutical and digital media. These relationships help us forge new product capabilities, inform investment decisions, develop new routes to market and create differentiated value for customers and drive long-term growth and yield for shareholders.

Maximize Cash Flow. We often acquire operating properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. We control our costs by negotiating expense pass-through provisions in customer agreements for operating expenses, including power costs and certain capital expenditure. We have also focused on centralizing functions and optimizing operations as well as improving processes and technologies. We believe that expanding our global data center campuses will also contribute to operating efficiencies because we expect to achieve economies of scale on our campus environments.

Sustainability. We believe that addressing sustainability by driving environmental efficiency through the implementation of cost-effective design features and the use of carbon-free and renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. In 2021, for the fifth consecutive year, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements. In 2021, we allocated €1.83 billion in net proceeds from our green bonds and issued two additional green bonds (€1.0 billion and CHF545 million) to allocate to green buildings, energy efficiency improvements, and renewable energy.

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

Energy Management

a) 2020 Energy Data(1)

	a

Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(2)	Grid electricity consumption as a % of Energy Consumption	Renewable Energy as a % of Energy Consumption(3)	Like-for-Like Change in Energy Consumption for Portfolio Area with Data Coverage(4)
87%	8,443,670	97%	38%	1%

(1)	The most recent full year for which energy data is available is 2020. The scope of data coverage includes managed and non-managed assets. In 2020, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office space. These secondary space types are not broken out by subsector.
(2)	The scope of energy includes energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from all other sources, including direct fuel usage, purchased electricity, and purchased chilled water.
(3)	Provided as a percent of energy consumption for managed assets. Excludes renewable energy delivered as part of the standard utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Renewable Energy Credit (“REC”) and Guaranty-of-Origin (“GO”) purchases, customer-sourced renewable energy and RECs generated by the Company.
(4)	Scope of data is aligned with the 2020 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Sustainable Data Center Ratings

We seek to certify major new construction and redevelopment projects under US Green Building Council LEED Silver rating or comparable certification. Our data center space receiving third-party sustainable ratings in 2021 totaled approximately 1.0 million square feet. We received the following sustainable data center ratings for all, or a portion of, the following sites:

Data Center	Metropolitan Area	Rating System	Level Achieved
22125 Broderick Dr	Ashburn	LEED (1)	Silver
6675 NE 62nd St	Hillsboro	LEED	Silver
11 Hanbury St (LON3)	London	BREEAM (2)	Excellent
11 Hanbury St (LON3)	London	BREEAM	Excellent

(1)	LEEDTM: Leadership in Energy and Environmental Design
(2)	BREEAM: Building Research Establishment Environmental Assessment Method

For existing buildings, we seek to benchmark 100% of properties in ENERGY STAR Portfolio Manager and pursue EPA ENERGY STAR certification for eligible U.S. properties. In 2021, we achieved ENERGY STAR for Data Centers recognition for 34 data centers, representing 44% of our U.S. stabilized and managed data center portfolio by square feet. In total, 35% of our total global stabilized and managed portfolio by square feet had an energy rating as of December 31, 2021.(1)

(1)	Excludes non-stabilized assets, Powered Base Building space, space under active development, space held for development, non-managed assets, and space held in unconsolidated entities.

c) Energy management considerations

Energy and resource management considerations are integrated into our business decisions and strategy. For our operating portfolio, annual capital expense investment planning identifies and evaluates resource efficiency project opportunities alongside non-resource-impacting capital investments. For acquisitions and new development activity, resiliency risks, resource availability, and renewable energy access are considered. Our design and construction process is intended to incorporate sustainable features that support resource efficiency during construction as well as during the operational lifecycle of the sites.

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. We have a target to reduce global colocation power usage effectiveness (PUE) 10% by 2022 from a 2017 baseline and we surpassed this goal in 2020 by achieving an 11% reduction. We also had a target to reduce PUE for our Interxion portfolio 5% by 2020 from a 2017 baseline and we surpassed this goal by achieving a 6% reduction in 2020. These goals reflect targets established prior to the Digital Realty and Interxion combination. 24 of our data centers in EMEA participate in the European Union’s Code of Conduct for Energy Efficiency in Data Centers, a voluntary initiative which addresses airflow management, cooling system efficiency and capital plant replacement.

Globally, we conduct external technical building assessments as well as utilize ENERGY STAR Portfolio Manager scores to prioritize efficiency opportunities. Energy efficiency measures implemented typically involve HVAC and lighting-related improvements and building commissioning. In 2020, energy efficiency measures implemented totaled over 21,800 MWh in projected energy savings.

We set a global carbon reduction target that has been validated by the Science-Based Target Initiative (SBTi) to reduce our Scope 1 and 2 emissions 68% per square foot and Scope 3 emissions from purchased goods and services and fuel- and energy-related activities 24% per square foot by 2030, from a 2018 baseline. Additionally, we are a signatory to the EU Climate Neutral Data Centre Pact, a Self-Regulatory Initiative committing to climate neutrality by 2030 and setting additional goals around energy efficiency, carbon-free energy sourcing, water conservation and waste heat recycling. We continue to match 100% of our European portfolio and US colocation business unit with renewable energy. Our US renewable energy purchase agreements produced 1.01 million MWh of renewable energy credits in 2020.

We implement ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) to measure, manage and improve the energy and environmental performance of our data centers. In 2020, 46% of our global portfolio had ISO 14001 certifications and 28% of our global portfolio was covered under ISO 50001. Additionally, 100% of our Singapore portfolio was certified under the SS564 Green Data Centres standard for Energy and Environmental Management Systems.

Water Management

a) 2020 Water Data (1)

Water Withdrawal Data Coverage as % of Floor Area	% of Floor Area with 40% or Greater Baseline Water Stress (2)	Total Water Withdrawn by Portfolio Area with Data Coverage (cubic meters, in thousands) (3)	% of Water Withdrawn with 40% or Greater Baseline Water Stress (2)	Like-for-Like Change in Water Withdrawals (4)
80%	32%	5,385	50%	-6%

(1)	The most recent full year for which water data is available is 2020. The scope of data coverage involves managed and non-managed assets. The scope of water withdrawals is aligned with the 2020 GRESB Real Estate Assessment Reference Guide. In 2020, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office. These secondary space types are not broken out by subsector.
(2)	Based on properties classified as High or Extremely High Baseline Water Stress determined by the World Resources Institute’s (WRI) Water Risk Atlas tool, Aqueduct. Includes properties that have complete water withdrawal data coverage.
(3)	The scope of water consumed includes potable water and non-potable water purchased from third-party suppliers and water reused.
(4)	Scope of data is aligned with the 2020 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Water Management Risks and Mitigation Strategies

Some of our assets are in regions of high or extremely high baseline water stress and may face future risk of water scarcity, higher water costs, and regulatory constraints on water consumption. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied non-potable reclaimed water, which accounted for 43% of our total water usage in 2020. We also consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate reliance on access to water for cooling. Our Global Water Strategy addresses the strategic role that water plays in our operations, identifies regions where water quality and scarcity pose the greatest interruption risk to our business, and creates a pipeline of projects and opportunities to advance our position with respect to water conservation, resiliency, and redundancy in our operations.

Management of Tenant Sustainability Impacts

a) 2020 Tenant Sustainability

% of New Leases with Cost Recovery Clause for Efficiency Improvements (1)	Leased Floor Area of New Leases with Cost Recovery Clause (Square Feet)	% of Total Leased Floor Area with Cost Recovery Clauses (2)	% of Leased Floor Area that is Separately Metered for Electricity Consumption (3)
25%	6,394	41%	84%

(1)	Data provided for new data center scale leases signed and excludes colocation and Powered Base Building agreements.
(2)	Total leased floor area excludes non-managed unconsolidated entities, vacant space, space held for development, space under active development, Powered Base Building, colocation, and non-technical space.
(3)	Excludes unconsolidated entities, vacant space, space held for development, space under active development, and non-technical space. Water use is predominantly driven by shared cooling infrastructure, common areas, and exterior landscape irrigation and is not separately metered.

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

Climate Change Adaptation

a) Properties located in 100-Year Flood Zones

Eight U.S. data centers totaling about 2.08 million square feet are exposed to 100-year flood zones designated by the U.S. Federal Emergency Management Agency (“FEMA”) as special flood hazard areas (“SFHA”). No other non-U.S. sites are in 100-year flood zones or similar high hazard locations.

b) Climate Change Risks and Mitigation Strategies

We evaluate potential risks and opportunities as a result of climate change and have implemented strategies to mitigate risks and capitalize on opportunities. Climate change risks that we have identified include acute and chronic physical risks, as well as transition risks such as market, policy, reputational, and technology risks. Management of climate-related risks and opportunities is a company-wide priority, delivered through an interdisciplinary effort with contributions from our global operations team, risk management, environmental occupational health and safety, compliance, information security, physical security and other functions, with oversight by our Executive Leadership Team and governed by our Board of Directors. We manage potential risks first via our siting and design standards, then by implementing recommendations to proactively mitigate losses related to short-term acute weather events as well as long-term climate-related events. Climate resilience measures include maintaining appropriate levels of insurance for each asset, performing climate risk scenario analyses for a sample selection of our global portfolio, and implementing operational risk reduction measures at the site level. We continue to align our ESG Report with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”) to disclose specific climate-related financial risks and opportunities, mitigation strategies, and associated metrics and targets.

Competition

We compete with numerous data center providers globally, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including Equinix, Inc. and NTT; Switch, Inc. and various private operators in the U.S.; as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America and Australia. See "We face significant competition, which may adversely affect the occupancy and rental rates of our data centers." in Item 1A. Risk Factors.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2021 has the necessary permits and approvals to operate.

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

In the absence of comprehensive federal climate change legislation, regulatory agencies, including the U.S. Environmental Protection Agency, or EPA, and states have taken the lead in regulating GHG emissions in the U.S. Under the Obama administration, from 2009 through 2016, the EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its authority under the Clean Air Act. From 2017 through 2020, the Trump administration moved to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus the EPA’s mission away from such regulation. However, the Biden administration has described climate change regulation as a top priority, announcing in April 2021 a target of reducing net U.S. GHG emissions by 50-52 percent from 2005 levels by 2030.

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA also implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from coal-fired and natural gas EGUs. However, in June 2019 the EPA repealed the Clean Power Plan and issued the “Affordable Clean Energy Rule” to replace the Clean Power Plan. The Affordable Clean Energy Rule requires heat rate efficiency improvements at certain EGUs, but does not place numeric limits on EGU emissions. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated both the Affordable Clean Energy Rule and the Clean Power Plan repeal rule, and the U.S. Supreme Court agreed to hear an appeal of this ruling. In fall 2021, the EPA announced plans to propose in summer 2022 a new rule regulating GHG emissions from existing power plants. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions.

As a result of the former Trump administration policies, states have been driving regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. As other examples of state action, in May 2021, Washington passed a law capping GHG emissions from electricity generators and other entities, and in December 2021 Oregon adopted a GHG cap-and-trade program. Additionally, a number of states have adopted Renewable Portfolio Standards to increase the use of renewable energy, and a number of eastern states participate in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants.

Outside the United States, the European Union, or EU (as well as the United Kingdom), have been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements). In December 2019, EU leaders endorsed the objective of achieving by 2050 a climate-neutral EU, with net-zero GHG emissions, and in July 2021 the European Commission adopted the European Climate Law to write this goal into the law. The European Climate Law includes a 2030 GHG reduction target of at least 55% below 1990 levels. In July 2021 the European Commission also adopted a Carbon Border Adjustment Mechanism to institute a carbon import tax, which covers electricity imports. National legislation may also be implemented independently by members of the EU. It is not yet clear how Brexit will impact the United Kingdom’s approach to climate change regulation; the United Kingdom adopted a target of net-zero GHG emissions by 2050.

The Paris Agreement, which was adopted by the United States and 194 other countries and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels, went into force in November 2016. President Trump announced in June 2017 that he would initiate the process to withdraw the United States from the Paris Agreement; however, upon his inauguration in January 2021, President Biden signed an order rejoining the Paris Agreement.

The Canadian Greenhouse Gas Pollution Pricing Act established a carbon-pricing regime that went into effect in January 2019 for provinces and territories in Canada where there is no provincial system in place already, or where the provincial system does not meet the federal benchmark. The act was challenged in court and upheld by the Supreme Court of Canada in March 2021. Climate change regulations are also in various stages of implementation in other nations as well, including nations where we operate, such as Japan, Singapore, and Australia.

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

Human Capital Resource Management

As of December 31, 2021, we had 3,030 full-time employees. The geographic distribution of our global employee base as of December 31, 2021 is summarized in the following table.

Region	Number of Employees
North America	1,393
Europe	1,481
Asia Pacific	156
Total	3,030

Compensation, Benefits and Employee Wellbeing

To attract and retain the best-qualified talent and to help our employees maintain healthy and balanced lives, and meet their financial and retirement goals, we offer competitive benefits, including market-competitive compensation, healthcare, flexible vacation, parental leave, 401(k) company match, an employee stock purchase plan, fitness reimbursement program, commuter benefits, tuition reimbursement, employee skills development and leadership development. Employee surveys are conducted regularly to solicit feedback and to help prioritize and improve employee engagement.

We also encourage our employees to give back to the community by matching their contributions to eligible charitable organizations through our Matching Gifts Program. Additionally, our Donate 8 Program grants paid time off each year to employees for the purpose of volunteering for eligible organizations. We also sponsor and support the Women’s Leadership Forum, the Black Employee Resource Group, Digital Pride, the Hispanic Employee Resource Group, and the Veterans Employee Group, which promote a diverse and inclusive network to grow and deliver the next wave of digital innovation.

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

During 2021, we sought to play an active role in supporting the communities we operate in across North America, EMEA and APAC. This included companywide giving focused on our four areas of philanthropic focus (disaster relief, STEM, sustainability and diversity, equity and inclusion).

Diversity, Equity and Inclusion

It is our Company’s policy to recruit talent based on skill, knowledge, attitude and experience, without discrimination on the basis of gender, sexual orientation, age, family status, ethnic origin, nationality, disability or religious belief. In 2020, we formally launched our DEI Employee Leadership Council to assess the current state of our diversity, equity and inclusion (“DEI”) initiatives beyond the Women’s Leadership Forum and Veteran’s employee resource groups. The Council identifies future opportunities for progress, formulates a cohesive strategy, and ultimately leads our global DEI effort. The DEI Council is led by employees spanning various management levels and global regions with program support from our executive management team. Since 2020, the Company has launched three new employee resource groups (ERGs)—Digital Pride (LGBTQI+), the Black ERG, and the Hispanic ERG. Today, more than 500 employees globally are members of Digital Realty’s ERGs.

Digital Realty’s DEI focus and work is set with the “tone from the top” from Chief Executive Officer A. William Stein. He has signed the CEO Action Pledge for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. Mr. Stein is Co-Chair of Nareit’s Dividends through Diversity, Equity & Inclusion CEO Council, seeking to advance diversity and inclusion throughout our industry. In 2021, we published our EEO-1 report, providing transparency on the racial and gender composition of our U.S. workforce. We disclose our DEI strategy and initiatives annually in our ESG Report.

COVID-19 Health and Safety

As a result of the COVID-19 pandemic, we have maintained a number of health and safety measures to enable our operations teams to continue to work from our data centers and construction sites. We require social distancing in accordance with the World Health Organization and Centers for Disease Control and Prevention and local health agency guidelines, have made modifications to our facilities, including posting signage detailing health and safety protocols, engage in regular sanitation, and require all visitors and employees to wear facial coverings. We have also modified staffing levels to avoid potential cross contamination among teams, and have instituted customer, employee and visitor screening. Together with our operations teams, we have implemented innovative approaches to maintain our high standards of customer service, including virtual data center tours to ensure that activities typically accomplished on-site or in-person continued throughout periods of reduced travel. Our non-essential and corporate personnel adopted a work-from-home approach beginning in March 2020, which has continued without significant impacts to productivity. In January 2022, we began to reopen various offices allowing corporate employees to create hybrid work schedules. Refer to the discussion in Item 7. Management’s Discussion and Analysis for further information related to the impact of the pandemic on our business.

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

Offices

Our headquarters are located in Austin, Texas. We have regional U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix and San Francisco and regional international offices in Amsterdam, Dublin, London, Singapore, Sydney, Tokyo and Hong Kong.

Reports to Security Holders

Digital Realty Trust, Inc. is required to send an annual report to its securityholders and to our Operating Partnership’s unitholders.

ITEM 1A.      RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 45.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risk Related to Our Business and Operations

●	Our business and operations, and our customers, suppliers and business partners may be adversely affected by epidemics, pandemics or other outbreaks.
●	Our business depends upon the demand for data centers.
●	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
●	Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
●	We may be vulnerable to breaches, or unauthorized access to, or disruption of our physical and information technology and operational technology infrastructure and systems.
●	We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.
●	Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
●	Our contracts with our customers could subject us to significant liability.
●	Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.

●	Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
●	We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
●	Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
●	Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.
●	We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays.
●	We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
●	We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.
●	We depend upon third-party suppliers for power, and we are vulnerable to service failures and to price increases by such suppliers and to volatility in the supply and price of power in the open market.
●	We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
●	Our international activities, including acquisition, ownership and operation of data centers located outside of the United States, subject us to risks different than those we face in the United States and we may not be able to effectively manage our international business.
●	The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
●	Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.
●	We may be subject to unknown or contingent liabilities related to our recent acquisitions, for which we may have no or limited recourse against the sellers.
●	We may be unable to identify, including sourcing off-market deal flow, and complete acquisitions on favorable terms or at all.
●	Joint venture (JV) investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our JV partners.
●	Brazilian political and economic conditions could adversely affect our investment in the Ascenty joint venture.
●	Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.
●	Discontinuation, reform or replacement of the London Interbank Offered Rate (LIBOR) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
●	We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.
●	Our growth depends on external sources of capital which are outside of our control.
●	Declining real estate valuations, impairment charges and illiquidity of real estate investments could adversely affect our earnings and financial condition.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	We may have difficulty managing our growth.
●	Potential losses may not be covered by insurance.
●	We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
●	Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.
●	We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.
●	Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Risks Related to the Organizational Structure

●	Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.
●	Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.
●	Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Risks Related to Taxes and Digital Realty Trust, Inc.’s Status as a REIT

●	Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.
●	In certain circumstances, Digital Realty Trust, Inc. may be subject to federal and state taxes as a REIT, which would reduce its cash available for distribution to its stockholders.
●	To maintain Digital Realty Trust, Inc.’s REIT status, we may be forced to borrow funds during unfavorable market conditions.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
●	Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
●	The power of Digital Realty Trust, Inc.’s Board of Directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
●	If Digital Realty Trust L.P. were to fail to qualify as a partnership for federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.
●	Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.
●	Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.

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

In particular, the global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. The global impact of the outbreak has been rapidly evolving and federal and local governments, including in locations where we operate, have responded by instituting quarantines, restrictions on travel, restrictions on the types of business that may continue to operate, and restrictions on various construction projects. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce, excluding our critical data center employees, is working from home, which may impact their productivity. We have also experienced delays in construction activity in a few of our markets due to government restrictions in specific locations and as a result of availability of labor and these delays are impacting some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after these restrictions are eased or lifted, due to increased safety protocols implemented in response to the COVID-19 pandemic.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us. While we did not have any material adjustments to amounts as of and during the year ended December 31, 2021, circumstances related to the COVID-19 pandemic could potentially result in recording impairments, lease modifications and credit losses in future periods.

While we did not experience significant disruptions from the COVID-19 pandemic during the year ended December 31, 2021 nor as of the date of this report, we cannot predict what impact the COVID-19 pandemic may have on our future financial condition, results of operations and cash flows due to numerous uncertainties. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel. Furthermore, we cannot predict whether additional restrictions will be implemented or how long they will be in effect. Although some governments have begun to ease or lift these restrictions, the impacts from the severe disruptions caused by the effective shutdown of large segments of the global economy remain unknown.

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

We compete with numerous data center providers globally, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including Equinix, Inc. and NTT; Switch, Inc. and various private operators in the U.S.; as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America and Australia. In addition, we may in the future face competition from new entrants into the data center market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.

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

Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.

Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems.

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

We may be vulnerable to breaches, or unauthorized access to, or disruption of our physical and information technology and operational technology infrastructure and systems.

Security breaches, or disruption, of our or our customers’ physical or information technology or operational technology infrastructure, networks and related management systems and controls could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks and information technology infrastructure, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. We may be required to expend significant financial resources to protect against or to remediate such security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, loss of existing or potential customers, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Although our customers’ computing equipment resides in our buildings, we generally do not have access to, nor do we have knowledge of, what applications and data are being housed and processed on their equipment. In certain instances, we provide digital infrastructure and platforms as a service to our customers, which increases the risk of loss of data, and we may expand these aspects of our business. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. For example, the EU General Data Protection Regulation (GDPR), and any subsequent amended versions of it, and similar regulations that apply to our business globally may have significant impact on our compliance frameworks and operations. If we fail to comply with these various regulations, we may have to pay fines or damages. We may not be able to limit our liability or damages in the event of such a loss.

We have made, and continue to make, investments to update and modernize our information technology systems and expect such investments to continue in order to meet our business needs, including for ongoing improvements for our customer experience. Additionally, as part of our global platform strategy, we have acquired and invested in, and continue to acquire and invest in, businesses and operations globally, including in new regions with complex and evolving regulatory frameworks and different risk profiles. Transitioning to new or upgraded systems, and integrating acquired networks and data, can create difficulties, including potential disruptions to current processes and cybersecurity complexities. In addition, our information technology systems may require further modification as we grow and as our business needs change, which could prolong difficulties we experience with such transitions and integrations. Such significant investments in our systems may take longer to deploy and cost more than originally planned. In addition, we may not realize the full benefits we hoped to achieve, and we may need to expend significant attention, time and resources to correct problems or find alternative sources for performing various functions. Difficulties in implementing new or upgraded information or operational technology systems or significant system failures or delays or the failure to successfully modify our systems and respond to changes in our business needs could adversely affect our business and results of operations.

We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2021, the 20 largest customers in our portfolio represented approximately 49.2% of the total annualized recurring revenue generated by our properties. Our top three customers represented approximately 17.5% of the total annualized recurring revenue generated by our properties as of December 31, 2021. In addition, 45 of our 287 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 25, 2022, we had no material customers in bankruptcy.

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

In the ordinary course of business, we enter into agreements with our customers pursuant to which we provide data center space, power, environmental controls, physical security and connectivity products to our customers. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise. Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions. Additionally, in connection with our acquisitions, we have assumed existing agreements with customers that may subject us to greater liability for such an event of loss. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.

Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.

Certain of our customer agreements may prohibit us from selling certain properties to a third party unless specified conditions are met. The existence of such restrictions could hinder our ability to sell one or more of these properties, which could materially adversely affect our business, financial condition and results of operations.

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

At December 31, 2021, we owned approximately 7.2 million square feet of space under active development and approximately 2.7 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2021, customer agreements representing 23.8% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2023, and an additional 17.2% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Our portfolio is located in 50 metropolitan areas. As of December 31, 2021, our portfolio, including the 50 data centers held as investments in unconsolidated entities, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2021
Metropolitan Area	Total annualized rent (1)
Northern Virginia	19.5%
Chicago	9.0%
London	6.6%
New York	6.2%
Silicon Valley	6.1%
Frankfurt	5.7%
Dallas	5.5%
Amsterdam	4.2%
Sao Paulo	4.1%
Singapore	4.0%
Paris	2.2%
Phoenix	2.0%
San Francisco	1.9%
Osaka	1.6%
Atlanta	1.5%
Other	19.9%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2021 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2021 was approximately $108.7 million.

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

We do not own all the buildings in our portfolio. These leased buildings accounted for approximately 15% of our total revenue for the year ended December 31, 2021. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the initial terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

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

We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays.

The development of our data centers requires the timely delivery of required equipment and materials. We rely on third parties to provide the equipment and materials needed for our construction and development needs. Our global supply chain and development activities could be impacted by disruptions, such as political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents, pandemics and other business interruptions, which could impact our ability to meet delivery timelines, including delivery timelines to our customers, and lead to delays, reputational damage, potential penalties that we may be required to pay and potential terminations of agreements by our customers. If any such delay or disruption were to occur, it could have an adverse effect on our liquidity and financial condition. Changes in the costs of procuring materials and equipment used in our construction and development programs, including vendor costs, or changes in our relationships with vendors, could have an adverse effect on our results of operations. Similarly, our customers may experience supply chain or procurement disruptions, constraints and increased costs, which may impact their ability to deploy in our facilities, which could have a material adverse impact on our business and financial condition. During the COVID-19 pandemic, we have actively monitored our vendors and suppliers and remain in frequent communication with customers, contractors and suppliers. We have proactively managed our supply chain, and we believe the equipment needed will be delivered to complete our 2022 development activities. Although to date, we have been able to manage through disruptions in our supply chain and procurement process due to the COVID-19 pandemic, continuing disruptions could have a material adverse impact on our business and financial condition. However, the full extent and impact of the ongoing COVID-19 pandemic on our future supply chain and procurement process cannot be reasonably estimated at this time and it could have a material adverse impact on our business and financial condition.

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

We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

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

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of natural disasters, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We have also entered into power purchase agreements with contract terms ranging from 10-15 years. These agreements require us to purchase renewable energy and/or renewable energy credits from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy decreases, we may be required to pay more under the power purchase agreements than we would otherwise if we were to purchase renewable energy credits on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of unpredictable weather, natural phenomena or otherwise, could negatively impact the quantity of renewable energy credits delivered to us.

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

Our portfolio included 160 data centers, including 35 held in unconsolidated entities, located outside of the United States as of December 31, 2021. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.

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

We are a global company with worldwide operations, including material business operations in Europe. Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union, and, on May 1, 2021, the European Union and United Kingdom entered into a new trade and cooperation agreement to govern certain aspects of their relationship following the United Kingdom’s withdrawal from the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. Our ability to realize the anticipated benefits of the Interxion Combination in March 2020 and other acquisitions depends, to a large extent, on our ability to integrate each of them with our business. The combination of two independent businesses can be a complex, costly and time-consuming process, which requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business. There can be no assurance that we will be able to successfully integrate acquired properties and businesses with our business or otherwise realize the expected benefits of these acquisitions. In addition, even if our operations are integrated successfully with the operations of our acquisitions, we may not realize the full benefits of the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the acquisitions and negatively impact the price of our common stock.

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

At  December 31, 2021, we had approximately 7.2 million square feet of space under active development and approximately 2.7 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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

Our total consolidated indebtedness at  December 31, 2021 was approximately $13.4 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. As of December 31, 2021, we have a $3.0 billion global revolving credit facility. We have the ability from time to time to increase the size of the global revolving credit facility by up to $1.5 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2021, approximately $2.5 billion was available under this facility, net of outstanding letters of credit. As of February 22, 2022, we had approximately $2.2 billion available under the global revolving credit facility, net of outstanding letters of credit.

Our substantial indebtedness currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions and other general corporate purposes. Additionally, it could: make it more difficult for us to satisfy our obligations with respect to our indebtedness; limit our ability in the future to undertake refinancing of our debt or obtain financing for expenditures, acquisitions, development or other general corporate purposes on terms and conditions acceptable to us, if at all; or affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

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

Our global revolving credit facilities and senior notes restrict our ability to engage in some business activities. Our global revolving credit facilities contain negative covenants and other financial and operating covenants that, among other things, restrict our ability to: incur additional indebtedness; make certain investments; merge with another company; and create, incur or assume liens; and require us to maintain financial coverage ratios, including with respect to unencumbered assets.

In addition, the global revolving credit facilities restrict Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax.

In addition, our unsecured senior notes are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facilities, could cause us to default on our senior notes or global revolving credit facilities, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 94% of our total indebtedness as of December 31, 2021 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facilities and as our borrowings under our global revolving credit facilities increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our growth depends on external sources of capital which are outside of our control.

In order for Digital Realty Trust, Inc. to maintain its qualification as a REIT, it is required under the Code to annually distribute at least 90% of its REIT taxable income determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, Digital Realty Trust, Inc. will be subject to federal and state corporate income taxes to the extent that it distributes less than 100% of its REIT taxable income, including any net capital gains. Digital Realty Trust, L.P. is required to make distributions to Digital Realty Trust, Inc. that will enable the latter to satisfy this distribution requirement and avoid income and excise tax liability. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or development financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs.

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

We depend on the efforts of key personnel of our Company, particularly A. William Stein, our Chief Executive Officer, Andrew P. Power, our President & Chief Financial Officer, Gregory S. Wright, our Chief Investment Officer, Chris Sharp, our Chief Technology Officer, Erich J. Sanchack, our Chief Operating Officer, and Cindy Fiedelman, our Chief Human Resources Officer. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential customers and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective customers and industry personnel could suffer. Many of our Company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with customers. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our Company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

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

We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. A significant portion of our properties are located in seismically active zones such as California, which represents approximately 9% of our portfolio’s annualized rent as of  December 31, 2021. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. We may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Some of our properties may contain asbestos-containing building materials and lead-based paint. Environmental laws require that asbestos-containing building materials and lead-based paint be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials and lead-based paint.

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

Governmental authorities have in the past sought to restrict data center development based on environmental considerations. For example, governmental authorities in locations where we operate have imposed moratoria on data center development, citing concerns about energy usage and requiring new data centers to meet energy efficiency requirements. Some government agencies have also sought to restrict the use of diesel generators for back-up power. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements. Moratoria on data center construction could hinder our ability to construct new data centers.

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

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Item 1. Business—Regulations—Environmental Matters—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results of operations, cash available for distributions, Digital Realty Trust, Inc.’s common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

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

These provisions include the following:

Digital Realty Trust, Inc.’s charter, including the articles supplementary governing its preferred stock, contains 9.8% ownership limits. Digital Realty Trust, Inc.’s charter, subject to certain exceptions, authorizes Digital Realty Trust, Inc.’s Board of Directors to take such actions as are necessary and desirable to preserve Digital Realty Trust, Inc.’s qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Digital Realty Trust, Inc.’s common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock and 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock. Digital Realty Trust, Inc.’s Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, Digital Realty Trust, Inc.’s Board of Directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of Digital Realty Trust, Inc.’s common stock, more than 9.8% of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock or more than 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock could jeopardize Digital Realty Trust, Inc.’s status as a REIT. These restrictions on transferability and ownership will not apply if Digital Realty Trust, Inc.’s Board of Directors determines that it is no longer in Digital Realty Trust, Inc.’s best interests to attempt to qualify, or to continue to qualify, as a REIT or that compliance is no longer required for REIT qualification. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

The change of control conversion features of Digital Realty Trust, Inc.’s preferred stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company. Upon the occurrence of specified change of control transactions, holders of our series J preferred stock, series K preferred stock and series L preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series J preferred stock, series K preferred stock or series L preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series J preferred stock, series K preferred stock and series L preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that otherwise could provide the holders of our common stock, series J preferred stock, series K preferred stock and series L preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Digital Realty Trust, Inc. could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval. Digital Realty Trust, Inc.’s charter authorizes Digital Realty Trust, Inc.’s Board of Directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of Digital Realty Trust, Inc.’s common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of Digital Realty Trust, Inc.’s common stock or preferred stock into other classes of series of stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s Board of Directors has no such intention at the present time, it could establish an additional class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

Digital Realty Trust, Inc. currently has 8,000,000 shares of 5.250% series J cumulative redeemable preferred stock outstanding, 8,400,000 shares of 5.850% series K cumulative redeemable preferred stock outstanding and 13,800,000 shares of 5.200% series L cumulative redeemable preferred stock outstanding which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of the series J preferred stock, series K preferred stock or series L preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

In addition, Digital Realty Trust, Inc.’s charter authorizes Digital Realty Trust, Inc. to obligate itself, and Digital Realty Trust, Inc.’s bylaws require it, to indemnify Digital Realty Trust, Inc.’s directors and officers for actions taken by them in those capacities and, without requiring a preliminary determination of the ultimate entitlement to indemnification, to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law. Further, Digital Realty Trust, Inc. has entered into indemnification agreements with its directors and officers. As a result, Digital Realty Trust, Inc. and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of Digital Realty Trust, Inc.’s directors or officers impede the performance of the Company, the Company’s stockholders’ ability to recover damages from that director or officer will be limited.

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

If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, for each of the years involved because:

●	Digital Realty Trust, Inc. would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal and state corporate income taxes on its taxable income;
●	Digital Realty Trust, Inc. also could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and
●	unless Digital Realty Trust, Inc. is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

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

To qualify as a REIT for federal income tax purposes, Digital Realty Trust, Inc. generally must distribute to its stockholders at least 90% of its REIT taxable income each year, excluding capital gains, and Digital Realty Trust, Inc. will be subject to federal and state corporate income taxes to the extent that it distributes less than 100% of its REIT taxable income each year. In addition, Digital Realty Trust, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by Digital Realty Trust, Inc. in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. While historically Digital Realty Trust, Inc. has satisfied these distribution requirements by making cash distributions to its stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property. We may need to borrow funds for Digital Realty Trust, Inc. to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of Digital Realty Trust, Inc.’s capital stock.

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

Digital Realty Trust, Inc.’s charter provides that its board of directors may revoke or otherwise terminate its REIT election, without the approval of its stockholders, if the board determines that it is no longer in Digital Realty Trust, Inc.’s best interests to continue to qualify as a REIT. If Digital Realty Trust, Inc. ceases to qualify as a REIT, it would become subject to U.S. federal and state corporate income taxes on its taxable income and it would no longer be required to distribute most of its taxable income to its stockholders and, accordingly, distributions Digital Realty Trust, L.P. makes to its unitholders could be similarly reduced.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	reduced demand for data centers or decreases in information technology spending;
●	increased competition or available supply of data center space;
●	decreased rental rates, increased operating costs or increased vacancy rates;
●	the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical or information technology or operational technology infrastructure or services;
●	breaches of our obligations or restrictions under our contracts with our customers;
●	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;
●	the impact of current global and local economic, credit and market conditions;
●	global supply chain or procurement disruptions, or increased supply chain costs;
●	our inability to retain data center space that we lease or sublease from third parties;
●	information security and data privacy breaches;
●	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;
●	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent acquisitions;
●	our failure to successfully integrate and operate acquired or developed properties or businesses;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	risks related to joint venture investments, including as a result of our lack of control of such investments;
●	risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;
●	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;
●	financial market fluctuations and changes in foreign currency exchange rates;
●	adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;
●	our inability to manage our growth effectively;
●	losses in excess of our insurance coverage;
●	our inability to attract and retain talent;
●	impact on our operations and on the operations of our customers, suppliers and business partners during a pandemic, such as COVID-19;
●	environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals;
●	our inability to comply with rules and regulations applicable to our Company;
●	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;
●	Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes;
●	restrictions on our ability to engage in certain business activities;
●	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.

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

Our Portfolio

The following table presents an overview of our portfolio of properties, including the 50 data centers held as investments in unconsolidated entities and developable land, based on information as of December 31, 2021 (dollar amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 11 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2021.

			Space Under
	Data Center	Net Rentable	Active	Space Held for	Occupancy
Metropolitan Area	Buildings	Square Feet (1)	Development (2)	Development (3)	Percentage (4)

North America
Northern Virginia	22	5,404,662	780,016	128,694	91.1%
Chicago	10	3,428,169	—	148,101	89.1%
New York	13	2,103,114	147,753	106,407	82.4%
Dallas	21	3,550,639	136,445	8,204	79.8%
Silicon Valley	15	1,591,835	—	130,752	97.4%
Phoenix	2	795,697	—	—	72.1%
San Francisco	4	843,339	—	—	66.1%
Atlanta	4	525,414	41,661	313,581	95.1%
Seattle	1	398,735	—	—	85.3%
Los Angeles	2	580,764	37,713	—	83.3%
Portland	2	399,095	756,483	—	98.4%
Toronto	2	300,307	427,050	—	85.6%
Boston	3	437,119	—	50,649	49.9%
Houston	6	392,816	—	13,969	70.4%
Miami	2	226,314	—	—	89.9%
Minneapolis	1	328,765	—	—	100.0%
Austin	1	85,688	—	—	52.5%
Charlotte	3	95,499	—	—	89.5%
North America Total	114	21,487,970	2,327,121	900,357	85.4%

Europe
London	16	1,433,240	64,274	95,832	68.0%
Frankfurt	27	1,893,266	1,327,522	—	80.1%
Amsterdam	13	1,220,639	46,240	95,262	70.2%
Paris	10	598,536	314,876	—	82.7%
Marseille	4	389,484	165,435	—	74.0%
Vienna	2	351,418	—	—	79.5%
Dublin	8	440,917	112,135	—	77.3%
Zurich	3	284,671	258,240	—	82.5%
Madrid	4	218,282	225,140	—	76.1%
Brussels	4	171,470	186,464	—	62.6%
Stockholm	6	205,304	48,492	—	63.7%
Copenhagen	3	162,182	163,696	—	78.7%
Dusseldorf	3	105,523	107,600	—	59.7%
Athens	3	55,170	92,536	—	74.4%
Zagreb	1	19,105	12,801	—	55.3%
Europe Total	107	7,549,209	3,125,451	191,094	74.6%

Asia Pacific
Singapore	3	882,847	—	—	84.3%
Sydney	4	226,697	222,838	—	86.4%
Melbourne	2	146,570	—	—	62.8%
Hong Kong	1	99,129	185,622	—	—%
Seoul	1	—	162,260	—	—%
Osaka	1	—	235,532	—	—%
Asia Pacific Total	12	1,355,243	806,252	—	76.2%

Africa
Nairobi	1	15,710	—	—	61.9%
Mombasa	2	10,115	37,025	—	53.2%
Maputo	1	—	3,940	—	—%
Africa Total	4	25,825	40,965	—	58.5%

Non-Data Center Properties	—	263,668	—	—	100.0%

Managed Unconsolidated Entities
Northern Virginia	8	1,482,337	—	—	93.8%
Silicon Valley	4	414,267	—	—	100.0%
Hong Kong	1	186,300	—	—	87.3%
Toronto	1	104,308	—	—	100.0%
Los Angeles	2	196,517	—	—	100.0%
	16	2,383,729	—	—	95.2%

Non-Managed Unconsolidated Entities
Sao Paulo	20	1,022,251	183,498	1,033,967	96.9%
Osaka	3	277,031	248,590	—	94.5%
Tokyo	3	980,916	318,415	—	70.3%
Fortaleza	1	94,205	—	—	100.0%
Rio De Janeiro	2	72,442	26,781	—	100.0%
Seattle	1	51,000	—	—	100.0%
Santiago	2	67,340	45,209	180,835	68.7%
Queretaro	2	—	108,178	376,202	—%
	34	2,565,185	930,670	1,591,004	86.0%

Total	287	35,630,828	7,230,460	2,682,456	83.6%
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
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development.
(4)	Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

We lease space from third parties under noncancellable leases for: our corporate headquarters, several regional office locations, certain data centers, and certain equipment. In addition, we are subject to ground leases at certain data centers primarily in Europe and Singapore.

Customer Diversification

The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized recurring revenue as of December 31, 2021 (dollar amounts in thousands).

					Weighted
					Average
					Remaining
		Number	Annualized	% of Annualized	Lease
		of	Recurring	Recurring	Term in
	Tenant	Locations	Revenue (1)	Revenue	Years
1	Fortune 50 Software Company	56	$340,515	10.0%	8.9
2	IBM	36	138,065	4.1%	2.3
3	Oracle America, Inc.	29	114,935	3.4%	3.2
4	Global Cloud Provider	51	110,186	3.2%	3.3
5	Facebook, Inc.	38	106,583	3.1%	4.0
6	Fortune 25 Investment Grade-Rated Company	25	94,292	2.8%	4.5
7	Equinix	21	87,739	2.6%	8.0
8	LinkedIn Corporation	8	78,298	2.3%	2.9
9	Social Content Platform	11	72,253	2.1%	5.5
10	Fortune 500 SaaS Provider	15	66,522	2.0%	4.3
11	Cyxtera Technologies, Inc.	15	62,080	1.8%	10.2
12	Rackspace	20	61,921	1.8%	10.7
13	Fortune 25 Tech Company	44	59,258	1.7%	3.1
14	Lumen Technologies, Inc.	129	54,197	1.6%	4.7
15	Comcast Corporation	32	42,132	1.2%	4.3
16	JPMorgan Chase & Co.	17	40,898	1.2%	2.5
17	Verizon	99	40,582	1.2%	3.1
18	AT&T	75	37,000	1.1%	2.9
19	Social Media Platform	7	34,680	1.0%	8.9
20	Zayo	124	33,290	1.0%	2.0
	Total / Weighted Average		$1,675,426	49.2%	6.1

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage. Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)	Annualized recurring revenue represents the monthly contractual base rent (defined as cash base rent before abatements), and interconnection revenue under existing leases as of December 31, 2021 multiplied by 12.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on size (in megawatts), excluding approximately 7.2 million square feet of space under active development and approximately 2.7 million square feet of space held for development at December 31, 2021, under lease as of December 31, 2021 (dollar amounts in thousands).

		Percentage
	Total Net	of Net		Percentage
	Rentable	Rentable		of
	Square	Square	Annualized	Annualized
Size	Feet(1)	Feet(1)	Rent(2)	Rent
Available	5,402,030	17.2%	—	—
0 - 1 MW	4,783,464	15.2%	$1,038,685	34.3%
> 1 MW	12,795,157	40.8%	1,732,620	57.1%
Other (3)	8,477,013	26.8%	264,448	8.6%
Total	31,457,664	100.0%	$3,035,753	100.0%

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2021 multiplied by 12.
(3)	Other includes unimproved building shell capacity as well as storage and office space within fully improved data center facilities.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2021 plus available space for ten calendar years at the properties in our portfolio. The table excludes space that is currently under active development or held for active development. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

						Annualized
		Percentage			Annualized	Rent Per
	Square	of Net		Percentage	Rent Per	Occupied
	Footage of	Rentable		of	Occupied	Square	Annualized
	Expiring	Square	Annualized	Annualized	Square	Foot at	Rent at
Year	Leases (1)	Feet (1)	Rent (2)	Rent (2)	Foot	Expiration	Expiration
Available	5,402,030	17.2%
Month to Month (3)	289,908	0.9%	$59,640	2.0%	$206	$206	$59,790
2022	3,829,739	12.2%	806,656	26.6%	211	211	807,409
2023	3,646,102	11.6%	436,432	14.4%	120	122	446,393
2024	2,508,237	8.0%	328,223	10.8%	131	136	340,148
2025	2,968,276	9.4%	320,496	10.5%	108	114	339,329
2026	2,649,679	8.4%	280,903	9.2%	106	115	304,869
2027	1,619,483	5.1%	191,929	6.3%	119	127	205,520
2028	780,358	2.5%	71,685	2.4%	92	105	82,262
2029	1,413,025	4.5%	104,843	3.4%	74	89	126,247
2030	1,255,507	4.0%	92,704	3.1%	74	86	107,772
2031	1,042,453	3.3%	121,364	4.0%	116	134	139,803
Thereafter	4,052,868	12.9%	220,878	7.3%	54	64	259,784
Portfolio Total / Weighted Average	31,457,664	100.0%	$3,035,753	100.0%	$117	$124	$3,219,325

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2021 multiplied by 12.
(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to various legal proceedings. As of December 31, 2021, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

As of February 22, 2022, there were approximately 59 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 22, 2022, there were 73 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2016 through December 31, 2021, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2016 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2016 and

dividends reinvested

To fiscal year ending December 31, 2021

DLR
S&P 500
RMS
300%
250%
200%
150%
100%
50%
0%
Dec. 2016
Dec. 2017
Dec. 2018
Dec. 2019
Dec. 2020
Dec. 2021

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2016	100.0	100.0	100.0
December 31, 2017	119.8	121.8	105.1
December 31, 2018	116.1	116.5	100.3
December 31, 2019	135.3	153.2	126.2
December 31, 2020	163.0	181.3	116.6
December 31, 2021	213.0	233.4	166.8
●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2016.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the year ended December 31, 2021, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2021, Digital Realty Trust, Inc. issued an aggregate of 265,576 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2021, our Operating Partnership issued an aggregate of 265,576 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2021, an aggregate of 63,724 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 201,852 shares of common stock.

All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2021 have been disclosed previously in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $36 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

REPURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

None.

ITEM 6.       [Reserved]

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and the matters described under Item 1A. Risk Factors. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”

A discussion regarding our financial condition and results of operations for 2021 as compared to 2020 is presented herein. Information on 2019 is presented in graphs and other tables only to show year-over-year trends in our results of operations and operating metrics. Our financial condition for 2019 and results of operations for 2019 – and also 2019 as compared to 2020 – can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on form 10-K for the fiscal year ended 2020, filed with the SEC on March 1, 2021.

Business Overview and Strategy

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. and its subsidiaries, delivers comprehensive space, power, and interconnection solutions that enable its customers and partners to connect with each other and service their own customers on a global technology and real estate platform. We are a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes, and our Operating Partnership is the entity through which we conduct our business and own our assets.

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

Summary of 2021 Significant Activities

We completed the following significant activities in 2021 as described in the Notes to the Consolidated Financial Statements:

●	In January, we issued and sold €1.0 billion aggregate principal amount of 0.625% Guaranteed Notes due 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. (a wholly-owned subsidiary of the OP) and are fully and unconditionally guaranteed by the Parent and the OP. Net proceeds from the offering were approximately €988.3 million (approximately $1,206.4 million based on the exchange rate on the issuance date of January 12, 2021) after deducting managers’ discounts and estimated offering expenses.
●	In February, we redeemed €350 million of 2.750% notes due in 2023. As part of this redemption, we recorded a $17.5 million loss on extinguishment of debt.
●	In March, we sold a portfolio of 11 data centers in Europe to Ascendas Reit, a CapitaLand sponsored REIT, for total consideration of approximately $680.0 million. The total gain recorded as a result of this sale was approximately $332.0 million.
●	In May, we redeemed all of the Parent’s outstanding Series C cumulative redeemable perpetual preferred stock for $25.21 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date (the “Series C Preferred Share Redemption”). The transaction resulted in a gain on redemption of $18.0 million. This amount is reflected as gain on redemption of preferred stock which increased net income available to common stockholders.
●	In July, we issued and sold CHF 275 million aggregate principal amount of 0.20% guaranteed notes due 2026 and CHF 270 million aggregate principal amount of 0.55% guaranteed notes due 2029 (collectively referred to as, “the Swiss Franc Notes”). Net proceeds from the offering were approximately CHF 542.3 million (approximately $591 million based on the exchange rate on the issuance date of July 15, 2021). The net proceeds are intended to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects.
●	In August, an existing unconsolidated joint venture between the Company and PGIM Real Estate (the “PGIM Joint Venture”) completed the sale of a portfolio consisting of 10 data centers in North America for $581 million – which resulted in a gain on sale of assets for the joint venture. Our portion of the gain was $64 million and included as a component of Equity in Unconsolidated Entities in our consolidated income statements. In connection with completion of the sale, we also received a $19 million promote fee related to the partnership exceeding certain investor return thresholds over the life of the partnership. The amount received is included in fee income and other in our consolidated income statements.
●	In September, we completed an underwritten public offering of 6,250,000 shares of the Parent’s common stock, all of which were offered in connection with forward sale agreements we entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of common stock in the public offering. We did not receive any proceeds from the sale of our common stock by the forward purchaser. We expect to receive net proceeds of approximately $1.0 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements (for which the timing is fully determined at our option and is expected to be no later than March 13, 2023).

●	In November, we refinanced our global revolving credit facility and Yen revolving credit facility (collectively referred to as the “global revolving credit facilities”). The global revolving credit facilities provide for borrowings of up to $3.3 billion (including approximately $0.3 billion available to be drawn on the Yen revolving credit facility). The global revolving credit facility provides for borrowings in a variety of currencies and can be increased by an additional $1.5 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available. These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating the Company's continued leadership and commitment to sustainable business practices.
●	In December, we:
o	completed the listing of Digital Core REIT as a standalone Singapore real estate investment trust publicly traded on the Singapore Exchange. Digital Core REIT and its subsidiaries are hereafter referred to as the “SREIT”. In connection with the listing, we contributed a portfolio of 10 operating data center properties valued at $1.4 billion to the SREIT in exchange for $919 million cash and an initial retained investment of approximately 39.4% in Digital Core REIT as well as a 10% direct interest in the underlying operating properties of the SREIT. As part of this transaction, we recognized a gain on sale of assets of approximately $1.0 billion; and
o	entered into a definitive agreement to acquire approximately 55% of the total equity interests in Teraco, Africa’s leading carrier-neutral colocation provider. The remaining 45% will be held by a consortium of existing investors. The transaction values Teraco at approximately $3.5 billion. Close of the transaction is dependent upon customary closing conditions.

Revenue Base

The majority of our revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. A summary of our data center portfolio and related square feet occupied (excluding space under development or held for development) is shown below. Unconsolidated portfolios shown below consist of assets owned by unconsolidated entities in which we have invested. We often provide management services for these entities under management agreements and receive management fees. These are shown as Managed Unconsolidated Portfolio. Entities for which we do not provide such services are shown as Non-Managed Unconsolidated Portfolio.

	As of December 31, 2021					As of December 31, 2020
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	114	21,751,638	2,327,121	900,357	85.4%	125	22,767,431	2,021,891	960,161	87.0%
Europe	107	7,549,209	3,125,451	191,094	74.6%	107	7,654,259	1,516,192	256,398	78.7%
Asia Pacific	12	1,355,243	806,252	—	76.2%	13	913,905	1,330,123	284,751	89.0%
Africa	4	25,825	40,965	—	58.5%	3	25,300	37,025	—	48.3%
Consolidated Portfolio	237	30,681,914	6,299,789	1,091,451	82.5%	248	31,360,895	4,905,231	1,501,310	85.2%
Managed Unconsolidated Portfolio	16	2,383,729	—	—	95.2%	16	2,191,236	—	—	96.4%
Non-Managed Unconsolidated Portfolio	34	2,565,185	930,670	1,591,004	86.0%	27	2,324,185	486,738	789,500	92.1%
Total Portfolio	287	35,630,828	7,230,460	2,682,456	83.6%	291	35,876,316	5,391,969	2,290,810	86.3%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.

(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of December 31, 2021, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the year ended December 31, 2021:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,776,184	$267.61	$272.39	1.8%	$0.70	1.7
> 1 MW	1,509,389	$156.71	$146.39	(6.6)%	$1.30	4.3
Other (6)	1,536,720	$21.20	$23.79	12.3%	$1.12	3.9
New Leases Signed (5)
0 — 1 MW	549,391	—	$269.94	—	$15.38	3.6
> 1 MW	2,180,268	—	$134.79	—	$1.68	8.1
Other (6)	351,853	—	$27.44	—	$0.27	13.0
Leasing Activity Summary
0 — 1 MW	2,325,575		$271.81
> 1 MW	3,689,657		$139.54
Other (6)	1,888,573		$24.47
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the year presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2021 to 2022.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect average aggregate rental rates on re-leased or renewed data center leases for 2022 expirations to generally be consistent with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration of annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
December 31, 2021
Metropolitan Area	total annualized rent (1)
Northern Virginia	19.5%
Chicago	9.0%
London	6.6%
New York	6.2%
Silicon Valley	6.1%
Frankfurt	5.7%
Dallas	5.5%
Amsterdam	4.2%
Sao Paulo	4.1%
Singapore	4.0%
Paris	2.2%
Phoenix	2.0%
San Francisco	1.9%
Osaka	1.6%
Atlanta	1.5%
Other	19.9%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2021 was approximately $108.7 million.

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

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, interest expense, and income tax expense make up the majority of other income/(expense). Equity in earnings of unconsolidated entities represents our share of the income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. The largest of these investments is currently our investment in Digital Core REIT, which is publicly traded on the Singapore Exchange (“SGX”) and which owns a portfolio of 10 properties operating in the United States and Canada. Our second-largest equity-method investment is in Ascenty which is located primarily in Brazil. Refer to additional discussion of the SREIT and Ascenty in the footnotes to the financial statements.

Results of Operations

As a result of the consistent and significant growth in our business since the first property acquisition in 2002, we evaluate period-to-period results for revenue and property level operating expenses on a stabilized vs. non-stabilized portfolio basis.

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

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenues

Total operating revenues as shown on our consolidated income statements was as follows (in thousands):

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs 2020	2021 vs 2020
Rental and other services	$4,395,039	$3,886,546	$508,493	13.1%
Fee income and other	32,843	17,063	15,780	92.5%
Total operating revenues	$4,427,882	$3,903,609	$524,273	13.4%

A break-out of rental and other services revenue between stabilized properties and non-stabilized properties is shown in the subsequent table (in thousands). Fee income and other is not broken out between stabilized and non-stabilized categories because it is typically generated by the Company as a whole and not by individual properties.

	Year Ended December 31,
	2021	2020	$ Change	% Change
Stabilized	$2,307,668	$2,298,695	$8,973	0.4%
Non-Stabilized	2,087,371	1,587,851	499,520	31.5%
Rental and other services	4,395,039	3,886,546	508,493	13.1%
Fee income and other	32,843	17,063	15,780	92.5%
Total operating revenues	$4,427,882	$3,903,609	$524,273	13.4%

Total operating revenues increased by approximately $524.3 million for the year ended December 31, 2021 compared to the same period in 2020 driven primarily by growth in non-stabilized rental and other services revenue. Non-stabilized rental and other services revenue increased $499.5 million for the year ended December 31, 2021, compared to the same period in 2020 primarily due to the completion of global development pipeline and related lease up operating activities and expansion into new markets in EMEA, offset by the impact of properties sold in 2020 and 2021 and due to the Interxion Combination, which contributed $303.8 million to the increase. Stabilized rental and other services revenue increased $9.0 million for the year ended December 31, 2021 compared to the same period in 2020 due to increased tenant reimbursements associated with higher utility costs in Texas due to winter storm Uri less new leasing and renewals, net of expirations.

Operating Expenses — Property Level

Property level operating expenses as shown in our consolidated income statements were as follows (in thousands):

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs 2020	2021 vs 2020
Rental property operating and maintenance	$1,570,506	$1,331,493	$239,013	18.0%
Property taxes and insurance	207,814	182,623	25,191	13.8%
Total Property Level Expenses	$1,778,320	$1,514,116	$264,204	17.4%

A break-out of property level expenses between stabilized properties and non-stabilized properties (all other properties) is shown below (in thousands).

	Year Ended December 31,
	2021	2020	$ Change	% Change
Stabilized	$811,952	$747,873	$64,079	8.6%
Non-Stabilized	758,554	583,620	174,934	30.0%
Rental property operating and maintenance	1,570,506	1,331,493	239,013	18.0%
Stabilized	130,023	122,290	7,733	6.3%
Non-Stabilized	77,791	60,333	17,458	28.9%
Property taxes and insurance	207,814	182,623	25,191	13.8%
Total Property Level Expenses	$1,778,320	$1,514,116	$264,204	17.4%

Property level operating expenses include costs to operate and maintain the locations as well as taxes and insurance. Stabilized property operating and maintenance expenses increased by approximately $64.1 million for the year ended December 31, 2021 compared to the same period in 2020 primarily related to higher utility consumption at certain properties in the stabilized portfolio. Non-stabilized property operating and maintenance expenses increased $174.9 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to (i) the Interxion Combination, which contributed $127.5 million to the increase, (ii) the completion of global development pipeline and related lease up operating activities and expansion into new markets in EMEA offset by (iii) the impact of properties sold in 2020 and 2021.

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

Stabilized property taxes and insurance increased by approximately $7.7 million for the year ended December 31, 2021 compared to the same period in 2020 primarily related to property tax reassessments for certain properties located in Chicago in the stabilized portfolio. Non-stabilized property taxes and insurance increased by approximately $17.5 million for the year ended December 31, 2021 compared to the same period in 2020 primarily related to property tax reassessments for certain properties located in Chicago and Dallas in the non-stabilized portfolio.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands). The increases in depreciation and amortization and general and administrative expenses for the 2021 period as compared to 2020 were primarily driven by the Interxion Combination, which closed in March 2020.

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs 2020	2021 vs 2020
Depreciation and amortization	$1,486,632	$1,366,379	$120,253	8.8%
General and administrative	400,654	351,369	49,285	14.0%
Transaction, integration and other expense	47,426	106,662	(59,236)	(55.5)%
Impairment of investments in real estate	18,291	6,482	11,809	182.2%
Other	2,550	1,075	1,475	137.2%
Total Other Operating Expenses	1,955,553	1,831,967	123,586	6.7%
Property level operating expenses	1,778,320	1,514,116	264,204	17.4%
Total Operating Expenses	$3,733,873	$3,346,083	$387,790	11.6%

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities increased approximately $119.9 million for the year ended December 31, 2021, compared to 2020, primarily due to: (i) a $64 million gain we recorded as a component of our share of earnings in the PGIM joint venture which was associated with the joint venture’s sale of a portfolio of 10 data centers in August 2021, and (ii) a $59.3 million increase primarily related to a reduction of the foreign-exchange loss recorded by our Ascenty joint venture associated with re-measurement of its debt denominated in U. S. Dollars to Brazilian Real.

Gain on Disposition of Properties

Gain on disposition of properties, increased $1,063.9 million for the year ended December 31, 2021 compared to the same period in 2020, due primarily to the approximately $1 billion gain we recorded on disposition of 10 operating properties to the SREIT on December 6, 2021. Refer to additional information in the “Notes to the Consolidated Financial Statements.”

The gain on disposition of properties recorded for the year ended December 31, 2020 consisted of (i) a gain of $10.4 million on sale of Liverpoolweg 10 in Amsterdam for gross proceeds of approximately $21.5 million, and (ii) a gain of $306.5 million on sale of 10 Powered Base Building® properties (which comprised 12 data centers) in North America to Mapletree at a purchase consideration of approximately $557.0 million.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt decreased approximately $84.5 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to the redemption of the 3.950% 2022 Notes and 3.625% 2022 Notes in August 2020, offset by the redemption of the 2.750% 2023 Notes in February 2021.

Income Tax Expense

Income tax expense increased by $34.8 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to an increase in the corporate tax rate in the United Kingdom from 19% to 25% during the quarter ended June 30, 2021.

Interest Expense

Interest expense decreased by approximately $39.2 million for the year ended December 31, 2021 compared to the same period in 2020. The decrease was primarily due to a decrease in interest expense related to our term loan facility, which was paid off in full in January 2021. In addition, interest expense on our unsecured senior notes decreased as a result of lower rate debt.

Liquidity and Capital Resources

The sections “Analysis of Liquidity and Capital Resources — Parent” and “Analysis of Liquidity and Capital Resources — Operating Partnership” should be read in conjunction with one another to understand our liquidity and capital resources on a consolidated basis. The term “Parent” refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our Operating Partnership. The term “Operating Partnership” or “OP” refers to Digital Realty Trust, L.P. on a consolidated basis.

Analysis of Liquidity and Capital Resources — Parent

Our Parent does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time, incurring certain expenses in operating as a public company (which are fully reimbursed by the Operating Partnership) and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates. If our Operating Partnership or such subsidiaries fail to fulfill their debt requirements, which trigger Parent guarantee obligations, then our Parent will be required to fulfill its cash payment commitments under such guarantees. Our Parent’s only material asset is its investment in our Operating Partnership.

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

Our Parent and our Operating Partnership are parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). In accordance with the Sales Agreement, following the date of the 2020 amendment, Digital Realty Trust, Inc. may offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Prior to the 2020 amendment, Digital Realty Trust, Inc. had offered and sold shares of its common stock having an aggregate gross sales price of approximately $652.2 million. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2021, Digital Realty Trust, Inc. issued approximately 1.1 million common shares under the Sales Agreement at an average price of $161.92 per share. As of December 31, 2021, approximately $577.6 million remains available for future sales under the program. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. For additional information on the Sales Agreement, see our Annual Report on Form 10-K for the year ended December 31, 2020.

On September 13, 2021, Digital Realty Trust, Inc. completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company expects to receive net proceeds of approximately $1.0 billion (net of fees and estimated expenses) upon full physical settlement of the forward sale agreements, which is anticipated to be no later than March 13, 2023. Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

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

Dividends and Distributions — Parent

Our Parent is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis to continue to qualify as a REIT for federal income tax purposes. Our Parent intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our Operating Partnership’s operating activities. While historically our Parent has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Parent’s Board of Directors. Our Parent considers market factors and our Operating Partnership’s performance in addition to REIT requirements in determining distribution levels. Our Parent has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal and state income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our Parent’s status as a REIT.

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

The expected tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2021 is as follows: approximately 9% ordinary income and 91% capital gain distribution. The tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2020 was as follows: approximately 72% ordinary income and 28% capital gain distribution. The tax treatment of distributions on our Parent’s common stock paid in 2019 was as follows: approximately 83% ordinary income and 17% return of capital.

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the years ended December 31, 2021, 2020 and 2019, see Item 8, Note 14 in the Notes to the Consolidated Financial Statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of December 31, 2021, we had $142.7 million of cash and cash equivalents, excluding $8.8 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. Our liquidity requirements primarily consist of:

●	operating expenses,
●	development costs and other capital expenditures associated with our properties,
●	distributions to our Parent to enable it to make dividend payments,
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.,
●	debt service, and,
●	potentially, acquisitions.

On November 18, 2021, we refinanced our global revolving credit facility and Yen revolving credit facility. The global revolving credit facilities provide for borrowings of up to $3.3 billion (including approximately $0.3 billion available to be drawn on the Yen revolving credit facility). The global revolving credit facility provides for borrowings in a variety of currencies and can be increased by an additional $1.5 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available. The 2021 global revolving credit facility provides for borrowings in a variety of currencies, and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our global revolving credit facility, see Item 8, Note 8 in the Notes to the Consolidated Financial Statements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At December 31, 2021, we had open commitments, related to construction contracts of approximately $1.3 billion, including amounts reimbursable of approximately $37.8 million.

We currently expect to incur approximately $2.3 billion to $2.5 billion of capital expenditures for our development programs during the year ending December 31, 2022. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are party to a definitive agreement under which we committed to acquire approximately 55% of the total equity interest in Teraco, Africa’s leading carrier-neutral colocation provider. The transaction values Teraco at approximately $3.5 billion. Close of the transaction is dependent upon customary closing conditions.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of December 31, 2021				As of December 31, 2020
	Net Rentable	Current	Future		Net Rentable	Current	Future
	Square Feet	Investment	Investment		Square Feet	Investment	Investment
(dollars in thousands)	(1)	(2)	(3)	Total Cost	(1)	(4)	(3)	Total Cost
Land held for future development (5)	N/A	$133,683	$—	$133,683	N/A	$226,862	$—	$226,862
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$974,464	$—	$974,464	N/A	$785,182	$—	$785,182
Space Held for Development (6)	1,091,451	210,903	—	210,903	1,501,310	236,545	—	236,545
Base Building Construction	3,319,999	545,529	460,595	1,006,124	2,331,472	458,357	485,613	943,970
Data Center Construction	2,979,791	1,409,403	1,825,369	3,234,772	2,573,759	1,232,762	1,596,821	2,829,583
Equipment Pool & Other Inventory	N/A	7,881	—	7,881	N/A	9,761	—	9,761
Campus, Tenant Improvements & Other	N/A	65,209	99,118	164,327	N/A	45,718	42,848	88,566
Total Construction in Progress and Land Held for Future Development	7,391,241	$3,347,072	$2,385,082	$5,732,154	6,406,541	$2,995,187	$2,125,282	$5,120,469
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through December 31, 2021.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2020.
(5)	Represents approximately 849 acres as of December 31, 2021 and approximately 927 acres as of December 31, 2020.
(6)	Excludes space held for development through unconsolidated entities.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 6.8 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Development projects	$2,176,203	$1,751,502
Enhancement and improvements	2,812	1,024
Recurring capital expenditures	217,103	210,727
Total capital expenditures (excluding indirect costs)	$2,396,118	$1,963,253

For the year ended December 31, 2021, total capital expenditures increased $432.9 million to approximately $2,396.1 million from $1,963.3 million for the same period in 2020. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2021 were approximately $2,179.0 million, which reflects an increase of approximately 24% from the same period in 2020. This increase was primarily due to development activity at properties acquired in the Interxion Combination. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the years ended December 31, 2021 and 2020 were $124.7 million and $101.0 million, respectively. Capitalized interest comprised approximately $53.5 million and $47.3 million of the total indirect costs capitalized for the years ended December 31, 2021 and 2020, respectively. Capitalized interest in the year ended December 31, 2021 increased, compared to the same period in 2020, due to an increase in qualifying activities. Excluding capitalized interest, indirect costs in the year ended December 31, 2021 increased compared to the same period in 2020 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities.

Consistent with our growth strategy, we actively pursue potential acquisition opportunities, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2022 will depend upon numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of February 22, 2022, we had approximately $2.4 billion of borrowings available under our global revolving credit facilities.

Our global revolving credit facility provides for borrowings up to $3.0 billion. We have the ability from time to time to increase the size of the global revolving credit facility by up to $1.5 billion, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2026, with two six-month extension options available. We have used and intend to use available borrowings under the global revolving credit facility to fund our liquidity requirements from time to time. For additional information regarding our global revolving credit facility, see Note 11. “Debt of the Operating Partnership” to our condensed consolidated financial statements contained herein.

In connection with the issuance of the Swiss Franc Notes in July 2021, we intend to allocate an amount equal to the net proceeds from the offering of the Swiss Franc Notes to finance or refinance, in whole or in part, recently completed or future green building, energy and resource efficiency and renewable energy projects, including the development and redevelopment of such projects (collectively, “Eligible Green Projects”). Pending the allocation of an amount equal to the net proceeds of the Swiss Franc Notes to Eligible Green Projects, all or a portion of an amount equal to the net proceeds from the Swiss Franc Notes were used to temporarily repay borrowings outstanding under the Operating Partnership’s global credit facility and for other general corporate purposes. For additional information regarding our Swiss Franc Notes, see Note 11. “Debt of the Operating Partnership” to our condensed consolidated financial statements contained herein.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the years ended December 31, 2021, 2020 and 2019, see Item 8, Note. 14 in the Notes to the Consolidated Financial Statements.

Outstanding Consolidated Indebtedness

The below tables summarize our outstanding debt, and also our contractual debt maturities and principal payments as of December 31, 2021 (in thousands):

Outstanding Debt

Debt Summary:
Fixed rate	$12,797.8
Variable rate debt subject to interest rate swaps	—
Total fixed rate debt (including interest rate swaps)	12,797.8
Variable rate—unhedged	764.4
Total	$13,562.2
Percent of Total Debt:
Fixed rate (including swapped debt)	94.4%
Variable rate	5.6%
Total	100.0%

Effective Interest Rate as of December 31, 2021
Fixed rate (including hedged variable rate debt)	2.33%
Variable rate	0.47%
Effective interest rate	2.22%

Contractual Debt Maturities and Principal Payments

	Global Revolving	Unsecured	Secured and	Total
	Credit Facilities (1)	Senior Notes	Other Debt	Debt
2022	$—	$682,200	$336	$682,536
2023	—	—	3,081	3,081
2024	—	1,020,500	—	1,020,500
2025	—	1,730,330	—	1,730,330
2026	415,116	1,523,694	3,870	1,942,680
Thereafter	—	8,043,318	139,794	8,183,112
Subtotal	$415,116	$13,000,042	$147,082	$13,562,240
Unamortized discount	—	(33,612)	—	(33,612)
Unamortized premium	(16,944)	(63,060)	(414)	(80,418)
Total	$398,172	$12,903,370	$146,668	$13,448,210
(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facilities, as applicable.

Our ratio of debt to total enterprise value was approximately 21% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2021 of $176.87. For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month LIBOR, EURIBOR, SOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of December 31, 2021 our debt had a weighted average term to initial maturity of approximately 6.0 years (or approximately 6.1 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2021, our pro-rata share of secured debt of unconsolidated entities was approximately $675.7 million.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$1,702,228	$1,706,541	$1,513,817
Net cash used in investing activities	(1,061,721)	(2,599,347)	(274,992)
Net cash (used in) provided by financing activities	(590,630)	935,689	(1,272,021)
Net (decrease) increase in cash, cash equivalents and restricted cash	$49,877	$42,883	$(33,196)

The changes in the activities that comprise net cash used in investing activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 consisted of the following amounts (in thousands).

Change
2021 vs 2020
Increase in cash used for improvements to investments in real estate	$(456,706)
Decrease in cash paid for acquisitions in cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	716,552
Increase in net cash provided by proceeds from sale of real estate	1,126,457
Increase in cash provided by proceeds from the unconsolidated entities transactions	146,988
Other changes	4,335
Decrease in net cash used in investing activities	$1,537,626

The 2021 decrease in net cash used in investing activities was primarily due to an increase in cash provided by proceeds from (i) contribution of properties to the SREIT, (ii) sale of investments related to the sale of 11 data centers in Europe in March 2021 partially offset by the sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree in January 2020, (iii) an increase in cash used for improvements to investments in real estate and a decrease in cash paid for acquisitions related to the acquisition of an additional 49% ownership interest in the Westin Building Exchange in February 2020, and (iv) partially offset by an increase in cash used for improvements to investments in real estate.

Change
2021 vs 2020
Increase in cash used in/provided by short-term borrowings	$(251,665)

(Decrease) in cash provided by net proceeds from issuance of common and preferred stock, including equity plans, net	(1,707,861)
(Decrease) in cash provided by proceeds from secured / unsecured debt	(1,748,731)
Decrease in cash used for repayment on secured / unsecured debt	1,937,956
Decrease in cash used for redemption of preferred stock	298,750
Increase in cash used for dividend and distribution payments	(139,880)
Other changes	85,112
(Decrease) in net cash provided by financing activities	$(1,526,319)

The decrease in net cash provided by finance activities as compared to the same period in 2020 was primarily due to (i) a decrease of net proceeds from issuance of common stock, due to the full physical settlement of our forward equity agreements in September 2020, (ii) higher activity in the ATM equity offering program in 2020 compared to 2021, (iii) an increase in dividend and distribution payments for the year ended December 31, 2021 due to an increase in the number of shares outstanding subsequent to the Interxion Combination and (iv) offset by an increase in cash proceeds from short-term borrowings.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2021, amounted to 2.0% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of December 31, 2021, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the consolidated balance sheet.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Critical Accounting Policies

A critical accounting policy is one that involves management’s use of judgement regarding expected outcomes of uncertain events in order to make estimates and assumptions that are material to an entity’s financial condition and results of operations. Though we base our estimates and assumptions regarding these matters on historical and current conditions as well as future expectations, these estimates and assumptions are subjective in nature. Changes to the estimates and assumptions we make regarding these matters could affect our financial position and specific items in our results of operations used by stockholders, potential investors, industry analysts and lenders in the evaluation of our performance. Of the significant accounting policies described in Note 2 to the Consolidated Financial Statements, the subsequent items have been identified by us as meeting the criteria to be considered critical accounting policies. Refer to Note 2 for more information on these critical accounting policies.

Fair Value Measurements. Fair value is intended to reflect the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date (the exit price). We use fair value measurements to enable us to determine the fair value of a variety of items. Fair value measurements are most significant to our financial statements in the following areas: 1) evaluation of recoverability of real estate and intangible assets (which involves comparison of fair value of the assets to net book value to quantify any potential impairments), 2) accounting for assets held for sale (which involves recording assets qualifying for held for sale treatment at the lower of book value or fair value less costs to sell), and 3) determination of fair value of assets and liabilities acquired in connection with business combinations or asset acquisitions as well as certain equity interests in unconsolidated entities.

We estimate fair value using available market information and valuation methods we believe to be appropriate for these purposes. Given the significant amount of judgement and subjectivity involved in the determination of fair value, estimated fair value is not necessarily indicative of amounts that would be realized on disposition. Refer to Note 2. “Summary of Significant Accounting Policies” the Consolidated Financial Statements for additional information.

Recoverability of Real Estate Assets. We assess the carrying value of our properties whenever events or circumstances indicate carrying amounts of these assets may not be fully recoverable (“triggering events"). Triggering events typically relate to a change in the expected holding period of a property, an adverse change in expected future cash flows of the property, or a trend of past cash flow losses that is expected to continue in the future. If our assessment of triggering events indicates the carrying value of a property or asset group might not be recoverable, we estimate the future undiscounted net cash flows expected to be generated by the assets and compare that amount to the book value of the assets. If our future undiscounted net cash flow evaluation indicates we are unable to recover the carrying value of a property or asset group, we record an impairment loss to the extent the carrying value of the property or asset group exceeds fair value. Refer to Note 2. “Summary of Significant Accounting Policies” of the Consolidated Financial Statements for additional information.

Consolidation. We consolidate all entities that are wholly owned as well as all partially-owned entities that we control. In addition, we consolidate any variable interest entities (“VIEs”) for which we are the primary beneficiary. We evaluate whether or not an entity is a VIE (and we are the primary beneficiary) through consideration of substantive terms in the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses/receive benefits from the entity.

For entities that do not meet the definition of VIEs, we first consider if we are the general partner or a limited partner (or the equivalent in investments not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners do not have rights that would preclude control. For entities in which we are the general partner, but the limited partners hold substantive participating or kick-out rights that prohibit our ability to control the entity, we apply the equity method of accounting since, as the general partner, we have the ability to exercise significant influence over the operating and financial policies of the entities. For entities in which we are a limited partner, or that are not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners. When factors indicate we have a controlling financial interest in an entity, we consolidate the entity. Refer to Note 8. “Investments in Unconsolidated Entities” of the Consolidated Financial Statements for additional information.

Revenue Recognition. We generate the majority of our revenue by leasing our properties to customers under operating lease agreements, which are accounted for under Accounting Standards Codification 842, Leases (“ASC 842”). We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine it is probable that substantially all of the lease payments will be collected over the lease term.

We estimate the probability of collection of lease payments based on customer creditworthiness, outstanding accounts receivable balances, and historical bad debts – as well as current economic trends. If collection of substantially all lease payments over the lease term is not probable, rental revenue is recognized when payment is received, and we record a full valuation allowance on the balance of any rent receivable, less the balance of any security deposits or letters of credit. If collection is subsequently determined to be probable, we: 1) resume recognizing rental revenue on a straight-line basis, 2) record incremental revenue such that the cumulative amount recognized is equal to the amount that would have been recorded on a straight-line basis since inception of the lease, and 3) reverse the allowance for bad debt recorded on outstanding receivables. Refer to Note 5. “Receivables” of the Consolidated Financial Statements for additional information.

New Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2021	2020	2019
Net Income Available to Common Stockholders	$1,681,498	$263,342	$493,011
Adjustments:
Non-controlling interests in operating partnership	39,100	9,500	21,100
Real estate related depreciation & amortization (1)	1,463,512	1,341,836	1,149,240
Unconsolidated JV real estate related depreciation & amortization	85,800	77,730	52,716
Gain on real estate transactions	(1,445,230)	(316,895)	(267,651)
Impairment of investments in real estate	18,291	6,482	5,351
FFO available to common stockholders and unitholders (2)	$1,842,971	$1,381,995	$1,453,767
Basic FFO per share and unit	$6.37	$5.16	$6.69
Diluted FFO per share and unit (2)	$6.36	$5.11	$6.66
Weighted average common stock and units outstanding
Basic	289,165	268,073	217,285
Diluted (2)	289,912	270,497	218,440
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$1,486,632	$1,366,379	$1,163,774
Non-real estate depreciation	(23,120)	(24,543)	(14,534)
	$1,463,512	$1,341,836	$1,149,240
(2)	For all periods presented, we have excluded the effect of the series C, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Year Ended December 31,
	2021	2020	2019
Weighted average common stock and units outstanding	289,165	268,073	217,285
Add: Effect of dilutive securities	747	2,424	1,155
Weighted average common stock and units outstanding—diluted	289,912	270,497	218,440

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2021, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,797.8	$13,383.5
Variable rate debt subject to interest rate swaps	—	—
Total fixed rate debt (including interest rate swaps)	12,797.8	13,383.5
Variable rate debt	764.4	764.4
Total outstanding debt	$13,562.2	$14,147.9

Interest rate derivatives and their fair values as of December 31, 2021 and December 31, 2020 were as follows (in thousands):

							Fair Value at Significant Other
Notional Amount							Observable Inputs (Level 2)
As of	As of						As of	As of
December 31,	December 31,		Type of	Strike	Effective	Expiration	December 31,	December 31,
2021	2020		Derivative	Rate	Date	Date	2021	2020
Currently-paying contracts
$—	$104,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	$—	$(2,773)
—	77,352	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	—	(9)
$—	$181,352						$—	$(2,782)
(1)Represents debt which bears interest based on one-month U.S. LIBOR.
(2)Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.79 to 1.00 CAD as of December 31, 2020.

Sensitivity to Changes in Interest Rates

The following table shows the effects if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2021:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	0.2
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(0.2)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	17.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(24.5)

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

Foreign Currency Exchange Risk

We are subject to risk from the effects of exchange rate movements of a variety of foreign currencies, which may affect future costs and cash flows. Our primary currency exposures are to the Euro, Japanese yen, British pound sterling and Singapore dollar. As a result of the Ascenty entity and deconsolidation of Ascenty, our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty entity’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuations by financing our investments in local currency denominations in order to reduce our exposure to any foreign currency transaction gains or losses resulting from transactions entered into in currencies other than the functional currencies of the associated entities. In addition, we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Interxion and subsidiaries during the year ended December 31, 2021. Based on our assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 83.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Interxion and subsidiaries during the year ended December 31, 2021. Based on our assessment, management concluded that as of December 31, 2021, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of lease revenue

As discussed in Note 2 to the consolidated financial statements, the Company records rental revenue on a straight-line basis if the Company determines on a lease-by-lease basis it is probable substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental revenue equal to the then-current combined balance of the deferred rent and amounts contractually due but unpaid for the lease (rent receivable), and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $4.4 billion for the year ended December 31, 2021 and deferred rent and rent receivable, net was $547.4 million and $370.5 million, respectively, as of December 31, 2021.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s probability assessment of lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Company’s leases, we evaluated the Company’s determination of the collectibility of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, analyst reports, recent public filings, and news articles, and (iv) inquiring of Company employees to obtain evidence regarding creditworthiness of the customers.

.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Francisco, California
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Digital Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of the General Partner and Partners
Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated income statements, and consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of lease revenue

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership records rental revenue on a straight-line basis if the Operating Partnership determines on a lease-by-lease basis it is probable substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Operating Partnership will be able to collect substantially all lease payments over the remaining term of the lease, the Operating Partnership records a reduction to rental revenue equal to the then-current combined balance of the deferred rent and amounts contractually due but unpaid for the lease (rent receivable), and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $4.4 billion for the year ended December 31, 2021 and deferred rent and rent receivable, net was $547.4 million and $370.5 million, respectively, as of December 31, 2021.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s probability assessment of lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Operating Partnership’s leases, we evaluated the Operating Partnership’s determination of the collectibility of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, analyst reports, recent public filings, and news articles, and (iv) inquiring of Operating Partnership employees to obtain evidence regarding creditworthiness of the customers.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2004.

San Francisco, California
February 25, 2022

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	$20,762,241	$20,582,954
Investments in unconsolidated entities	1,807,689	1,148,158
Net investments in real estate	22,569,930	21,731,112
Operating lease right-of-use assets, net	1,405,441	1,386,959
Cash and cash equivalents	142,698	108,501
Accounts and other receivables, net	671,721	603,111
Deferred rent, net	547,385	528,180
Goodwill	7,937,440	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	2,735,486	3,122,904
Other assets	359,459	264,528
Total assets	$36,369,560	$36,076,291
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$398,172	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net of discount	12,903,370	11,997,010
Secured and other debt, including premiums	146,668	239,222
Operating lease liabilities	1,512,187	1,468,712
Accounts payable and other accrued liabilities	1,543,623	1,420,162
Deferred tax liabilities, net	666,451	698,308
Accrued dividends and distributions	338,729	324,386
Security deposits and prepaid rents	336,578	371,659
Total liabilities	17,845,778	17,587,944

Redeemable noncontrolling interests	46,995	42,011
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $755,000 and $956,250 liquidation preference ($25.00 per share), 30,200,000 and 38,250,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	731,690	950,940
Common Stock: $0.01 par value per share, 392,000,000 shares authorized; 284,415,013 and 280,289,726 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,824	2,788
Additional paid-in capital	21,075,863	20,626,897
Accumulated dividends in excess of earnings	(3,631,929)	(3,997,938)
Accumulated other comprehensive (loss) income, net	(173,880)	135,010
Total stockholders’ equity	18,004,568	17,717,697
Noncontrolling interests	472,219	728,639
Total equity	18,476,787	18,446,336
Total liabilities and equity	$36,369,560	$36,076,291

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Rental and other services	$4,395,039	$3,886,546	$3,196,356
Fee income and other	32,843	17,063	12,885
Total operating revenues	4,427,882	3,903,609	3,209,241
Operating Expenses:
Rental property operating and maintenance	1,570,506	1,331,493	1,020,578
Property taxes and insurance	207,814	182,623	172,183
Depreciation and amortization	1,486,632	1,366,379	1,163,774
General and administrative	400,654	351,369	211,097
Transactions and integration	47,426	106,662	27,925
Impairment of investments in real estate	18,291	6,482	5,351
Other	2,550	1,075	14,118
Total operating expenses	3,733,873	3,346,083	2,615,026
Operating income	694,009	557,526	594,215
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	62,283	(57,629)	8,067
Gain on disposition of properties, net	1,380,795	316,894	267,651
Gain on deconsolidation, net	—	—	67,497
Other (expenses) income, net	(4,358)	20,222	66,000
Interest expense	(293,846)	(333,021)	(353,057)
Loss from early extinguishment of debt	(18,672)	(103,215)	(39,157)
Income tax expense	(72,799)	(38,047)	(11,995)
Net income	1,747,412	362,730	599,221
Net income attributable to noncontrolling interests	(38,153)	(6,332)	(19,460)
Net income attributable to Digital Realty Trust, Inc.	1,709,259	356,398	579,761
Preferred stock dividends, including undeclared dividends	(45,761)	(76,536)	(74,990)
Gain (loss) on redemption of preferred stock	18,000	(16,520)	(11,760)
Net income available to common stockholders	$1,681,498	$263,342	$493,011
Net income per share available to common stockholders:
Basic	$5.95	$1.01	$2.37
Diluted	$5.94	$1.00	$2.35
Weighted average common shares outstanding:
Basic	282,474,927	260,098,978	208,325,823
Diluted	283,221,968	262,522,508	209,462,247

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,747,412	$362,730	$599,221
Other comprehensive income (loss):
Foreign currency translation adjustments	(318,828)	230,340	23,975
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	21,687
Increase (decrease) in fair value of interest rate swaps	1,279	(12,425)	(9,232)
Reclassification to interest expense from interest rate swaps	1,304	8,294	(7,446)
Other comprehensive income (loss)	(316,245)	226,209	28,984
Comprehensive income	1,431,167	588,939	628,205
Comprehensive income attributable to noncontrolling interests	(30,796)	(9,610)	(20,719)
Comprehensive income attributable to Digital Realty Trust, Inc.	$1,400,371	$579,329	$607,486

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Loss,	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	Net	Interests	Equity
Balance as of December 31, 2018	$15,832	$1,249,560	206,425,656	$2,051	$11,355,751	$(2,633,071)	$(115,647)	$999,566	$10,858,210
Conversion of common units to common stock	—	—	2,154,460	22	190,492	—	—	(190,514)	—
Issuance of unvested restricted stock, net of forfeitures	—	—	256,868	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	(2,530)	—	—	—	(2,530)
Shares issued under employee stock purchase plan	—	—	63,774	—	5,462	—	—	—	5,462
Issuance of series K preferred stock, net of offering costs	—	203,264	—	—	—	—	—	—	203,264
Issuance of series L preferred stock, net of offering costs	—	334,886	—	—	—	—	—	—	334,886
Redemption of series H preferred stock	—	(353,290)	—	—	—	(11,760)	—	—	(365,050)
Amortization of unearned compensation on share-based awards	—	—	—	—	38,662	—	—	—	38,662
Reclassification of vested share-based awards	—	—	—	—	(8,458)	—	—	8,458	—
Adjustment to redeemable noncontrolling interests	25,937	—	—	—	(2,059)	—	—	(23,878)	(25,937)
Dividends declared on preferred stock	—	—	—	—	—	(74,990)	—	—	(74,990)
Dividends and distributions on common stock and common and incentive units	(676)	—	—	—	—	(900,201)	—	(38,278)	(938,479)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	63,173	63,173
Deconsolidation of consolidated entity	—	—	—	—	—	—	—	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	(6,318)	—	—	(6,318)
Net income	372	—	—	—	—	579,761	—	19,088	598,849
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	43,702	1,960	45,662
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(8,839)	(393)	(9,232)
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(7,138)	(308)	(7,446)
Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$728,788	$10,608,100

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	Net	Interests	Equity
Balance as of December 31, 2019	$41,465	$1,434,420	208,900,758	$2,073	$11,577,320	$(3,046,579)	$(87,922)	$728,788	$10,608,100
Conversion of common units to common stock	—	—	1,070,014	10	92,543	—	—	(92,553)	—
Common stock and share-based awards issued in connection with business combinations	—	—	54,487,997	545	7,012,675	—	—	—	7,013,220
Issuance of common stock, net of costs	—	—	15,920,893	160	1,888,366	—	—	—	1,888,526
Shares issued under employee stock purchase plan	—	—	58,136	—	6,503	—	—	—	6,503
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(8,570)	—	—	—	(8,570)
Amortization of share-based compensation	—	—	—	—	78,757	—	—	—	78,757
Vesting of restricted stock, net	—	—	(148,072)	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,611)	—	—	17,611	—
Redemption of series G preferred stock	—	(241,468)	—	—	—	(8,532)	—	—	(250,000)
Redemption of series I preferred stock	—	(242,012)	—	—	—	(7,988)	—	—	(250,000)
Adjustment to redeemable noncontrolling interests	3,086	—	—	—	(3,086)	—	—	—	(3,086)
Dividends declared on preferred stock	—	—	—	—	—	(76,536)	—	—	(76,536)
Dividends and distributions on common stock and common and incentive units	(700)	—	—	—	—	(1,214,701)	—	(37,147)	(1,251,848)
Contributions from noncontrolling interests	2,089	—	—	—	—	—	—	97,914	97,914
Net income (loss)	(4,417)	—	—	—	—	356,398	—	10,749	367,147
Other comprehensive income—foreign currency translation adjustments	488	—	—	—	—	—	226,849	3,491	230,340
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(11,980)	(445)	(12,425)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	8,063	231	8,294
Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	Net	Interests	Equity
Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	2,502,331	25	206,695	—	—	(206,720)	—
Issuance of common units in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Issuance of common stock, net of costs	—	—	1,060,943	11	172,085	—	—	—	172,096
Shares issued under employee stock purchase plan	—	—	82,129	—	9,895	—	—	—	9,895
Redemption of series C preferred stock	—	(219,250)	—	—	—	18,000	—	—	(201,250)
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(1)	(16,733)	—	—	—	(16,734)
Amortization of unearned compensation on share-based awards	—	—	—	—	88,414	—	—	—	88,414
Vesting of restricted stock, net	—	—	385,783	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(23,829)	—	—	23,829	—
Adjustment to redeemable noncontrolling interests	5,830	—	—	—	(5,830)	—	—	—	(5,830)
Dividends declared on preferred stock	—	—	—	—	—	(45,761)	—	—	(45,761)
Dividends and distributions on common stock and common and incentive units	(724)	—	—	—	—	(1,315,489)	—	(31,567)	(1,347,056)
Contributions from (distributions to) noncontrolling interests	(1,052)	—	—	—	—	—	—	125,186	125,186
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income	930	—	—	—	—	1,709,259	—	37,223	1,746,482
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(311,413)	(7,415)	(318,828)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	1,250	29	1,279
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	1,273	31	1,304
Balance as of December 31, 2021	$46,995	$731,690	284,446,307	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,747,412	$362,730	$599,221
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(1,380,795)	(316,894)	(335,148)
Equity in (earnings) loss of unconsolidated entities	(62,283)	57,629	(8,067)
Distributions from unconsolidated entities	66,232	39,878	44,293
Depreciation and amortization	1,486,632	1,366,379	1,163,774
Amortization of share-based compensation	84,083	74,577	34,905
Loss from early extinguishment of debt	18,672	103,215	39,157
Amortization of acquired above-market leases and acquired below-market leases, net	6,074	12,686	17,097
Amortization of deferred financing costs and debt discount / premium	18,694	19,202	15,622
Other items, net	27,341	(4,443)	(26,535)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(425,983)	(103,327)	(103,162)
Increase in accounts payable and other liabilities	116,149	94,909	72,660
Net cash provided by operating activities	1,702,228	1,706,541	1,513,817
Cash flows from investing activities:
Improvements to investments in real estate	(2,520,772)	(2,064,066)	(1,436,902)
Cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	(192,015)	(908,567)	(75,704)
Proceeds from (investment in) unconsolidated entities, net	2,665	(144,323)	1,296,699
Proceeds from sale of real estate	1,691,072	564,615	—
Other investing activities, net	(42,671)	(47,006)	(59,085)
Net cash used in investing activities	(1,061,721)	(2,599,347)	(274,992)
Cash flows from financing activities:
Net (payments on) proceeds from credit facilities	$(89,554)	$162,111	$(1,412,388)
Borrowings on secured / unsecured debt	1,824,389	3,573,120	2,869,240
Repayments on secured / unsecured debt	(990,968)	(2,928,924)	(1,915,301)
Premium paid for early extinguishment of debt	(16,482)	(96,124)	(35,067)
Capital contributions from noncontrolling interests, net	124,134	102,285	63,173
Proceeds from issuance of common stock, net	172,096	1,879,957	535,620
Redemption of preferred stock	(201,250)	(500,000)	(365,050)
Payments of dividends and distributions	(1,379,198)	(1,239,318)	(996,766)
Other financing activities, net	(33,797)	(17,418)	(15,482)
Net cash (used in) provided by financing activities	(590,630)	935,689	(1,272,021)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,877	42,883	(33,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,044)	(16,484)	(4,773)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253	135,222
Cash, cash equivalents and restricted cash at end of period	$151,485	$123,652	$97,253

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	December 31,	December 31,
	2021	2020
ASSETS
Investments in real estate:
Investments in properties, net	$20,762,241	$20,582,954
Investments in unconsolidated entities	1,807,689	1,148,158
Net investments in real estate	22,569,930	21,731,112
Operating lease right-of-use assets, net	1,405,441	1,386,959
Cash and cash equivalents	142,698	108,501
Accounts and other receivables, net	671,721	603,111
Deferred rent, net	547,385	528,180
Goodwill	7,937,440	8,330,996
Customer relationship value, deferred leasing costs and intangibles, net	2,735,486	3,122,904
Other assets	359,459	264,528
Total assets	$36,369,560	$36,076,291
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$398,172	$531,905
Unsecured term loans, net	—	536,580
Unsecured senior notes, net	12,903,370	11,997,010
Secured and other debt, including premiums	146,668	239,222
Operating lease liabilities	1,512,187	1,468,712
Accounts payable and other accrued liabilities	1,543,623	1,420,162
Deferred tax liabilities, net	666,451	698,308
Accrued dividends and distributions	338,729	324,386
Security deposits and prepaid rents	336,578	371,659
Total liabilities	17,845,778	17,587,944

Redeemable noncontrolling interests	46,995	42,011
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 and $956,250 liquidation preference ($25.00 per unit), 30,200,000 and 38,250,000 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	731,690	950,940
Common units, 284,415,013 and 280,289,726 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	17,446,758	16,631,747
Limited Partners, 5,931,771 and 8,046,267 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	432,902	609,190
Accumulated other comprehensive (loss) income	(181,445)	134,800
Total partners’ capital	18,429,905	18,326,677
Noncontrolling interests in consolidated entities	46,882	119,659
Total capital	18,476,787	18,446,336
Total liabilities and capital	$36,369,560	$36,076,291

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Rental and other services	$4,395,039	$3,886,546	$3,196,356
Fee income and other	32,843	17,063	12,885
Total operating revenues	4,427,882	3,903,609	3,209,241
Operating Expenses:
Rental property operating and maintenance	1,570,506	1,331,493	1,020,578
Property taxes and insurance	207,814	182,623	172,183
Depreciation and amortization	1,486,632	1,366,379	1,163,774
General and administrative	400,654	351,369	211,097
Transactions and integration	47,426	106,662	27,925
Impairment of investments in real estate	18,291	6,482	5,351
Other	2,550	1,075	14,118
Total operating expenses	3,733,873	3,346,083	2,615,026
Operating income	694,009	557,526	594,215
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	62,283	(57,629)	8,067
Gain on disposition of properties, net	1,380,795	316,894	267,651
Gain on deconsolidation, net	—	—	67,497
Other (expense) income, net	(4,358)	20,222	66,000
Interest expense	(293,846)	(333,021)	(353,057)
Loss from early extinguishment of debt	(18,672)	(103,215)	(39,157)
Income tax expense	(72,799)	(38,047)	(11,995)
Net income	1,747,412	362,730	599,221
Net loss attributable to noncontrolling interests	947	3,168	1,640
Net income attributable to Digital Realty Trust, L.P.	1,748,359	365,898	600,861
Preferred units distributions, including undeclared distributions	(45,761)	(76,536)	(74,990)
Gain (loss) on redemption of preferred units	18,000	(16,520)	(11,760)
Net income available to common unitholders	$1,720,598	$272,842	$514,111
Net income per unit available to common unitholders:
Basic	$5.95	$1.02	$2.37
Diluted	$5.94	$1.01	$2.35
Weighted average common units outstanding:
Basic	289,165,448	268,072,983	217,284,755
Diluted	289,912,489	270,496,513	218,421,179

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,747,412	$362,730	$599,221
Other comprehensive income (loss):
Foreign currency translation adjustments	(318,828)	230,340	23,975
Reclassification of foreign currency translation adjustment due to deconsolidation of Ascenty	—	—	21,687
Increase (decrease) in fair value of interest rate swaps	1,279	(12,425)	(9,232)
Reclassification to interest expense from interest rate swaps	1,304	8,294	(7,446)
Other comprehensive income (loss)	(316,245)	226,209	28,984
Comprehensive income attributable to Digital Realty Trust, L.P.	$1,431,167	$588,939	$628,205
Comprehensive loss attributable to noncontrolling interests	947	3,168	1,640
Comprehensive income attributable to Digital Realty Trust, L.P.	$1,432,114	$592,107	$629,845

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	Loss	Interests	Total Capital
Balance as of December 31, 2018	$15,832	50,650,000	$1,249,560	206,425,656	$8,724,731	10,580,884	$911,256	$(120,393)	$93,056	$10,858,210
Conversion of limited partner common units to general partner common units	—	—	—	2,154,460	190,514	(2,154,460)	(190,514)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	—	256,868	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	(2,530)	—	—	—	—	(2,530)
Issuance of common units, net of forfeitures	—	—	—	—	—	416,731	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	63,774	5,462	—	—	—	—	5,462
Issuance of series K preferred units, net of offering costs	—	8,400,000	203,264	—	—	—	—	—	—	203,264
Issuance of series L preferred units, net of offering costs	—	13,800,000	334,886	—	—	—	—	—	—	334,886
Redemption of series H preferred units	—	(14,600,000)	(353,290)	—	(11,760)	—	—	—	—	(365,050)
Amortization of unearned compensation on share-based awards	—	—	—	—	38,662	—	—	—	—	38,662
Reclassification of vested share-based awards	—	—	—	—	(8,458)	—	8,458	—	—	—
Adjustment to redeemable noncontrolling interests	25,937	—	—	—	(2,059)	—	—	—	(23,878)	(25,937)
Distributions	(676)	—	(74,990)	—	(900,201)	—	(38,278)	—	—	(1,013,469)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	63,173	63,173
Deconsolidation of consolidated entity	—	—	—	—	—	—	—	—	(110,086)	(110,086)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(6,318)	—	—	—	—	(6,318)
Net income	372	—	74,990	—	504,771	—	20,728	—	(1,640)	598,849
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	—	45,662	—	45,662
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	—	(9,232)	—	(9,232)
Other comprehensive loss – reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(7,446)	—	(7,446)
Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$20,625	$10,608,100

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Interests	Total Capital
Balance as of December 31, 2019	$41,465	58,250,000	$1,434,420	208,900,758	$8,532,814	8,843,155	$711,650	$(91,409)	$20,625	$10,608,100
Conversion of limited partner common units to general partner common units	—	—	—	1,070,014	92,553	(1,070,014)	(92,553)	—	—	—
Common units and share-based awards issued in connection with business combinations	—	—	—	54,487,997	7,013,220	—	—	—	—	7,013,220
Issuance of common units, net of offering costs	—	—	—	15,920,893	1,888,526	—	—	—	—	1,888,526
Issuance of common units, net of forfeitures	—	—	—	—	—	273,126	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	58,136	6,503	—	—	—	—	6,503
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(7,320)	—	—	—	—	(7,320)
Amortization of share-based compensation	—	—	—	—	77,507	—	—	—	—	77,507
Vesting of restricted common units, net	—	—	—	(148,072)	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(17,611)	—	17,611	—	—	—
Redemption of series G preferred units	—	(10,000,000)	(241,468)	—	(8,532)	—	—	—	—	(250,000)
Redemption of series I preferred units	—	(10,000,000)	(242,012)	—	(7,988)	—	—	—	—	(250,000)
Adjustment to redeemable partnership units	3,086	—	—	—	(3,086)	—	—	—	—	(3,086)
Distributions	(700)	—	—	—	(1,214,701)	—	(37,147)	—	—	(1,251,848)
Contributions from noncontrolling interests in consolidated entities	2,089	—	—	—	—	—	—	—	97,914	97,914
Net income (loss)	(4,417)	—	—	—	279,862	—	9,629	—	1,120	290,611
Other comprehensive income—foreign currency translation adjustments	488	—	—	—	—	—	—	230,340	—	230,340
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(12,425)	—	(12,425)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	8,294	—	8,294
Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Interests	Total Capital
Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	2,502,331	206,720	(2,502,331)	(206,720)	—	—	—
Issuance of common units in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common stock, net offering costs	—	—	—	1,060,943	172,096	—	—	—	—	172,096
Issuance of common units, net of forfeitures	—	—	—	—	—	387,835	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	82,129	9,895	—	—	—	—	9,895
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(16,734)	—	—	—	—	(16,734)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	88,414	—	—	—	—	88,414
Vesting of restricted common units, net	—	—	—	354,489	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(23,829)	—	23,829	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Adjustment to redeemable partnership units	5,830	—	—	—	(5,830)	—	—	—	—	(5,830)
Distributions	(724)	—	(45,761)	—	(1,315,989)	—	(31,067)	—	—	(1,392,817)
Contribution from noncontrolling interests in consolidated entities	(1,052)	—	—	—	—	—	—	—	125,186	125,186
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income	930	—	45,761	—	1,663,998	—	37,670	—	(947)	1,746,482
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(318,828)	—	(318,828)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	1,279	—	1,279
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	1,304	—	1,304
Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,747,412	$362,730	$599,221
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(1,380,795)	(316,894)	(335,148)
Equity in (earnings) loss of unconsolidated entities	(62,283)	57,629	(8,067)
Distributions from unconsolidated entities	66,232	39,878	44,293
Depreciation and amortization	1,486,632	1,366,379	1,163,774
Amortization of share-based compensation	84,083	74,577	34,905
Loss from early extinguishment of debt	18,672	103,215	39,157
Amortization of acquired above-market leases and acquired below-market leases, net	6,074	12,686	17,097
Amortization of deferred financing costs and debt discount / premium	18,694	19,202	15,622
Other items, net	27,341	(4,443)	(26,535)
Changes in assets and liabilities:	—	—	—
Increase in accounts receivable and other assets	(425,983)	(103,327)	(103,162)
Increase in accounts payable and other liabilities	116,149	94,909	72,660
Net cash provided by operating activities	1,702,228	1,706,541	1,513,817
Cash flows from investing activities:
Improvements to investments in real estate	(2,520,772)	(2,064,066)	(1,436,902)
Cash paid for business combinations and assets acquisition, net of cash and restricted cash acquired	(192,015)	(908,567)	(75,704)
Proceeds from (investment in) unconsolidated entities, net	2,665	(144,323)	1,296,699
Proceeds from sale of real estate	1,691,072	564,615	—
Other investing activities, net	(42,671)	(47,006)	(59,085)
Net cash used in investing activities	$(1,061,721)	$(2,599,347)	(274,992)
Cash flows from financing activities:
Net (payments on) proceeds from credit facilities	(89,554)	162,111	(1,412,388)
Borrowings on secured / unsecured debt	1,824,389	3,573,120	2,869,240
Repayments on secured / unsecured debt	(990,968)	(2,928,924)	(1,915,301)
Premium paid for early extinguishment of debt	(16,482)	(96,124)	(35,067)
Capital contributions from noncontrolling interests, net	124,134	102,285	63,173
General partner contributions	172,096	1,879,957	535,620
General partner distributions	(201,250)	(500,000)	(365,050)
Payments of dividends and distributions	(1,379,198)	(1,239,318)	(996,766)
Other financing activities, net	(33,797)	(17,418)	(15,482)
Net cash (used in) provided by financing activities	(590,630)	935,689	(1,272,021)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,877	42,883	(33,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,044)	(16,484)	(4,773)
Cash, cash equivalents and restricted cash at beginning of period	123,652	97,253	135,222
Cash, cash equivalents and restricted cash at end of period	$151,485	$123,652	$97,253

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

December 31, 2021 and 2020

1. Organization and Description of Business

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

The OP holds substantially all the assets of the Company. The OP conducts the operations of the business and has no publicly traded equity. Except for net proceeds from public equity issuances by the Parent, which are generally contributed to the OP in exchange for partnership units, in general, the OP generates the capital required by the Company’s business primarily through the OP’s operations, by the OP’s or its affiliates’ direct or indirect incurrence of indebtedness or through the issuance of partnership units.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying consolidated financial statements. Intercompany transactions with consolidated entities have been eliminated.

Consolidation. We consolidate all entities that are wholly owned as well as all partially-owned entities that we control. In addition, we consolidate any variable interest entities (“VIEs”) for which we are the primary beneficiary. We evaluate whether or not an entity is a VIE (and we are the primary beneficiary) through consideration of substantive terms in the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses/receive benefits from the entity.

For entities that do not meet the definition of VIEs, we first consider if we are the general partner or a limited partner (or the equivalent in investments not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners do not have rights that would preclude control. For entities in which we are the general partner, but the limited partners hold substantive participating or kick-out rights that prohibit our ability to control the entity, we apply the equity method of accounting since, as the general partner, we have the ability to exercise significant influence over the operating and financial policies of the entities. For entities in which we are a limited partner, or that are not structured similar to a partnership, we consider factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners. When factors indicate we have a controlling financial interest in an entity, we consolidate the entity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Management Estimates and Assumptions. U.S. GAAP requires that we make estimates and assumptions that affect reported amounts of revenue and expenses during the reporting period, reported amounts for assets and liabilities as of the date of the financial statements, and disclosures of contingent assets and liabilities as of the date of the financial statements. Although we believe the estimates and assumptions we made are reasonable and appropriate, as discussed in the applicable sections throughout the consolidated financial statements, different assumptions and estimates could materially impact our reported results. Actual results and outcomes may differ from our assumptions.

Foreign Operations and Foreign Currencies. The functional currency of each of our consolidated subsidiaries and unconsolidated entities operating in other countries is the principal currency in which each entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of incorporation or the currency with which the entities conduct their operations. The primary functional currencies impacting our business include the Euro, Japanese yen, British pound sterling, Singapore dollar, and Brazilian real.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate financial statements into U.S. dollars at the time we consolidate these subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Certain balance sheet items, such as equity and capital-related accounts are reflected at historical exchange rates. Income statement accounts are generally translated at the average exchange rates for the reporting periods.

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the functional currency of the entities. When debt is denominated in a currency other than the functional currency of an entity, a gain or loss can result. The associated adjustment is reflected in other (expenses) income, net, in the consolidated income statements, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge – in which case the associated adjustments are reflected as a cumulative translation adjustments as a component of other comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.

Acquisition Accounting. We evaluate whether or not substantially all of the value of acquired assets is concentrated in a single identifiable asset or group of identifiable assets to determine whether a transaction is accounted for as an asset acquisition or a business combination. For asset acquisitions: (1) transaction costs are included in the total costs of the acquisition and are allocated on a pro-rata basis to the carrying value of the assets and liabilities acquired, (2) real estate assets acquired are measured based on their cost or total consideration exchanged with any excess consideration or bargain purchase amount allocated to real estate properties and their associated intangibles such as above and below-market leases, in-place leases, acquired ground leases, and customer relationship value and (3) all other assets and liabilities assumed, including any debt, are recorded at fair value. For business combinations: (1) transaction costs are expensed as incurred, (2) all acquired tangible and identifiable intangible assets are recognized at fair value, (3) the amount of any purchase consideration that exceeds the fair value of the tangible and identifiable intangible assets acquired is recognized as goodwill, and (4) to the extent the purchase consideration is less than the fair value of the tangible and identifiable intangible assets acquired, a gain on bargain purchase is recognized.

When we obtain control of an unconsolidated entity that we previously held as an equity method investment and the acquisition qualifies as a business combination, we remeasure our previously held interest in the unconsolidated entity at its acquisition-date fair value, derecognize the book value associated with that interest, and recognize any resulting gain or loss in earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

We allocate purchase price primarily using Level 2 and Level 3 inputs (further defined in Fair Value Measurements) as follows:

Real Estate. The fair value of acquired land is determined based on relevant market data, such as comparable land sales. The fair value of acquired improvements is determined based on replacement cost as adjusted for any physical and/or market obsolescence. Operating properties are valued as if they are vacant (“as-if-vacant”) by applying an income approach methodology using either a discounted cash flow analysis or by applying a capitalization rate to the estimated Net Operating Income (“NOI”) of a property. As-if-vacant values consider estimated carrying costs during expected lease-up periods and costs to execute similar leases (based on current market conditions). Carrying costs during expected lease up periods include real estate taxes, insurance and other operating expenses as well as estimates of lost rental revenue during the expected lease-up periods. Costs to execute similar leases include lease commissions, tenant improvements, legal and other related costs.

Lease Intangibles. The portion of the purchase price related to acquired in-place leases is recorded as intangible assets and liabilities as follows:

●	Above and below market leases: We use a discounted cash flow approach to determine the estimated present value of any difference between contractual rents for acquired in-place leases as compared to current market rents. If rents on acquired in-place leases are higher than current market rents, we record an intangible asset for the favorable rents. If rents on acquired in-place leases are lower than current market rents, we record a liability for the unfavorable rents. Favorable rent assets are amortized as a reduction to rental income over the remaining non-cancelable term of the lease. Unfavorable rent liabilities are amortized as an increase to rental income over the initial lease term plus any below-market fixed rate renewal periods.
●	In-place lease value: Since the as-if-vacant model is used to determine the value of acquired operating properties, the value of such properties does not include the value associated with having existing tenants who are leasing space in the purchased properties. Having in-place tenants allows buyers to avoid costs associated with leasing the property as well as any rent losses and unreimbursed operating expenses during the lease-up period. An asset for such benefits is recorded separately as in-place lease value. In-place lease value is determined based on estimated carrying costs during hypothetical expected lease-up periods as well as costs to execute similar leases. We determine expected carrying costs and costs to execute similar leases in the same manner as described in the previous discussion of the valuation of operating properties using the as-if-vacant model. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.
●	Customer relationship value: In some transactions, customers acquired are expected to generate recurring revenues beyond existing in-place lease terms. We utilize the multi-period excess earnings method to determine value customer relationship value, if any. Key factors reflected in this approach include: (1) projected revenue growth from existing customers, (2) historical customer lease renewals and attrition rates, (3) rental renewal probabilities and related market terms, (4) estimated operating costs, and (5) discount rate. Customer relationship value is amortized to expense ratably over the anticipated life of substantially all of the acquired customer relationships that are expected to generate excess earnings.

Debt. We recognize the fair value of any acquired debt based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for issuance of debt with similar terms and remaining maturities. If acquired debt is publicly-traded, we utilize available market data to determine fair value of the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

debt. Any discount or premium on the principal is included in the carrying value of the debt and amortized to interest expense over the remaining term of the debt using the effective interest method.

Noncontrolling interests. The fair value of the ownership percentage of acquired entities held by third parties is determined based on the fair value of the consolidated net assets acquired – adjusted for any put or call options or other such features associated of the noncontrolling interests.

Other acquired assets and liabilities. The fair value of other acquired assets and liabilities is determined using the best information available. For working capital items that are short-term in nature, fair value is generally presumed to equal the seller’s carrying value, unless facts and circumstances suggest otherwise.

Fair Value Measurements. Fair value is intended to reflect the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value using available market information and valuation methods we believe to be appropriate for these purposes. Given the significant amount of judgement and subjectivity involved in the determination of fair value, estimated fair value is not necessarily indicative of amounts that would be realized on disposition. There are three levels in the fair value hierarchy under US GAAP, which are:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that an entity can access at the measurement date.
●	Level 2 – Inputs that are directly or indirectly observable for the associated asset or liability, but which do not qualify as Level 1 inputs.
●	Level 3 – Unobservable inputs for the asset or liability.

In instances where inputs from multiple different levels of the fair value hierarchy are used to determine fair value, the lowest level input that is significant is used to determine the fair-value measurement in its entirety. Our assessment of the significance of a particular input to a fair-value measurement requires judgment and considers factors specific to the asset or liability. We utilize fair value measurements on a recurring basis to determine the fair value of: marketable equity securities, share-based compensation awards, derivative instruments, and outstanding debt. Such measurements are also regularly utilized in assessing whether or not impairments may exist on intangible assets (including goodwill). In addition, we utilize fair value measurements on a non-recurring basis to determine the fair value associated with assets held for sale, acquisitions of assets, and acquisitions of businesses.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Investments in Unconsolidated Entities. Investments in unconsolidated entities as reflected on the consolidated balance sheets includes all investments accounted for using the equity method. We use the equity method to account for these investments, because we have the ability to exercise significant influence over their operating and financial policies, but do not control them. Equity method investments are initially recognized at our cost. Transaction costs related to the formation of equity method investments are also capitalized. We subsequently adjust these balances to reflect: (1) our proportionate share of net earnings/losses of the entities and accumulated other comprehensive income or loss, (2) distributions received, (3) contributions made, (4) sales and redemptions of our investments, and (5) certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity method investment, we evaluate whether or not the loss in value is other than temporary. If we determine that a loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment at fair value.

With regard to the cash flow classifications of distributions from unconsolidated entities, we have elected the nature of the distribution approach as the information is available to us to determine the nature of the underlying activity that generated the distributions. In accordance with this approach, cash flows generated from the operations of an unconsolidated entity are classified as a return on investment (cash inflow from operating activities) and cash flows that are generated from property sales, debt refinancing or sales and redemptions of our investments are classified as a return of investment (cash inflow from investing activities).

The Company has a negligible value of investments accounted for under the cost-method. These investments are included in Other Assets on the consolidated balance sheets.

Cash, Cash Equivalents and Restricted Cash. We consider all cash on hand, demand deposits with financial institutions, and short-term highly-liquid investments with original maturities of 90 days or less to be cash and cash equivalents. Our cash and cash equivalents are financial instruments exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. We may invest our cash balances in money market accounts that are not insured. We do not believe we are exposed to any significant credit risk associated with our cash and cash equivalents, and have not realized any losses associated with cash investments or accounts.

Restricted Cash. Cash that is held for a specific purpose and thus not available to us for immediate or general business use is categorized separately from cash and cash equivalents and is included in other assets on the consolidated balance sheet. Restricted cash primarily consists of contractual capital expenditures and other deposits.

Assets Held for Sale. We classify an asset as held for sale when the following criteria are met: 1). management that has the proper authority has approved and committed to a plan to sell, 2). the asset is available for immediate sale, 3). an active program to locate a buyer has commenced, 4). the sale of the asset is probable, and 5). transfer of the asset is expected to occur within one year. Assets classified as held for sale are recorded at the lower of carrying value or fair value less costs to sell and are no longer depreciated.

Investments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the respective assts. Depreciable lives of assets are stated below.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Investments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Depreciable lives of assets are stated below.

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

Capitalization of Costs.

Development Costs - During the land development and construction periods of qualifying projects, we capitalize direct and indirect project costs that are clearly associated with the development of properties. Capitalized project costs include all costs associated with the development of a property. Such costs include the cost of: land and buildings, improvements and fixed equipment, design and engineering, other construction costs, interest, property taxes, insurance, legal fees, personnel working on the project, and corporate supervision. Capitalization of costs ceases when development projects are substantially complete and ready for their intended use. We generally consider development projects to be substantially complete and ready for intended use upon receipt of a certificate of occupancy.

Leasing commissions - Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. During the years ended December 31, 2021, 2020 and 2019, we capitalized deferred leasing costs of approximately $42.8 million, $40.8 million and $30.8 million, respectively. Deferred leasing costs are included in customer relationship value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $249.3 million and $272.3 million, net of accumulated amortization of $453.0 million and $401.4 million, as of December 31, 2021 and 2020, respectively. Amortization expense on leasing costs was approximately $83.4 million, $76.0 million, and $75.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Recoverability of Real Estate Assets. We assess the carrying value of our properties whenever events or circumstances indicate carrying amounts of these assets may not be fully recoverable (“triggering events"). Triggering events typically relate to a change in the expected holding period of a property, an adverse change in expected future cash flows of the property, or a trend of past cash flow losses that is expected to continue in the future. If our assessment of triggering events indicates the carrying value of a property or asset group might not be recoverable, we estimate the future undiscounted net cash flows expected to be generated by the assets and compare that amount to the book value of the assets. If our future undiscounted net cash flow evaluation indicates we are unable to recover the carrying value of a property or asset group, we record an impairment loss to the extent the carrying value of the property or asset group exceeds fair value.

We generally estimate fair value of rental properties using a discounted cash flow analysis that includes projections of future revenues, expenses, and capital improvements that a market participant would use. In certain cases, we may supplement this analysis by obtaining outside broker opinions of value. When determining undiscounted future cash flows, we consider factors such as future operating income trends and prospects as well as the effects of leasing demand, competition and other factors.

Goodwill and Other Acquired Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized. Goodwill is

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

evaluated for impairment at the reporting unit level. The Company has one reportable segment and one reporting unit. We evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. In addition to monitoring for impactful events and circumstances, we perform an annual one-step quantitative test in which we compare the reporting unit’s carrying value to its fair value. We determine the fair value of the reporting unit based on quoted market prices of the Company’s publicly-traded shares. To the extent the fair value of the reporting unit is less than its carrying value, we would record an impairment charge equal to the amount by which the carrying value of the reporting unit exceeds its fair value. We have not recognized any goodwill impairments since our inception. Since a significant aspect of our goodwill is denominated in foreign currencies, changes to our goodwill balance can occur over time due to changes in foreign currency exchange rates.

Other acquired intangible assets consist primarily of customer relationship value and in-place lease value. All of our other acquired intangible assets have finite useful lives. If impairment indicators arise with respect to these finite-lived intangible assets, we evaluate for impairment by comparing the carrying amount of the assets to the estimated future undiscounted net cash flows expected to be generated by the assets. If estimated future undiscounted cash flows exceed the carrying value of the assets, we record an impairment charge equal to the amount by which the carrying value exceeds the estimated fair value of the assets. We have no indefinite-lived intangible assets other than goodwill.

Share-Based Compensation. The Company provides a variety of share-based compensation awards to employees and directors, including awards that contain: time-based vesting criteria and a combination of time-based and market-performance based criteria. The Company measures all share-based compensation awards at grant date fair value. The fair value of awards that include only a time-based service condition (“time-based awards”) is the closing price of the Company’s publicly-traded shares at the grant date – and is expensed over the requisite service period. The fair value of awards that include a combination of market performance based criteria and time-based vesting is measured using a Monte Carlo simulation method. The fair value of these awards is expensed over the requisite service period – and is not adjusted based on actual achievement of the market performance condition.

Derivative Instruments. As part of the Company’s risk management program, a variety of financial instruments, such as interest rate swaps and foreign exchange contracts, may be used to mitigate interest rate and foreign currency exposures. The Company utilizes derivative instruments to manage risks, and not for trading or speculative purposes. All derivatives are recorded at fair value. The majority of inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments utilize Level 3 inputs (such as estimates of current credit spreads). Based on the insignificance of credit valuation adjustments to the overall valuation of our derivatives, we have determined that valuation of our outstanding derivatives is properly categorized in Level 2 of the fair value hierarchy.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Interest rate swaps – The Company uses interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements related to certain floating rate debt obligations. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We record all interest rate swaps on the balance sheet at fair value. The fair value of interest rate swaps is determined using the market standard methodology of netting discounted future fixed cash receipts (or payments) and discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on expected future interest rates derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect nonperformance risk for the Company and for the respective counterparties. The counterparties of interest rate swaps are generally larger financial institutions engaged in providing a variety of financial services.

Interest rate derivatives are presented on a gross basis on the consolidated balance sheets – with interest rate swap assets presented in other assets, and interest rate swap liabilities presented in accounts payable and other accrued liabilities. As of December 31, 2021, there was no impact from netting arrangements, because the Company had no derivatives in liability positions. Net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

Foreign currency contracts – The Company may, from time to time, enter into forward contracts pursuant to which we agree to sell an amount of one currency in exchange for an agreed-upon amount of another currency. These agreements are typically entered into to manage exposures related to transactions that are settled in currencies other than the functional currency of the legal entity that is party to the transactions. To the extent the Company does not designate such instruments as hedges, changes in the fair value of these instruments are reflected in earnings. The Company had no outstanding derivative foreign currency contracts as of December 31, 2021.

Hedge of Net Investment in Foreign Operations – The Company has no outstanding derivatives that function as hedges of net investments in foreign operations. However, notes denominated in the Swiss franc with a total outstanding principle balance of 545 million Swiss francs (“CHF”) issued by Digital Intrepid Holding B.V. (“DIH”, a wholly-owned subsidiary of the OP with Euro functional currency) are designated as non-derivative hedges of DIH’s net investment in certain of its subsidiaries that have CHF as the functional currency. Changes in the fair value of these hedges, to the extent they are included in the assessment of effectiveness, are reported in other comprehensive income (loss) and will be deferred until disposal of the underlying assets (which is currently not expected to occur). Any amounts excluded from the assessment of effectiveness are reflected as foreign-currency transaction gains/losses which are included as Other (expense) income, net in the consolidated income statements.

See Note 17. “Derivative Instruments” for further discussion on the Company’s outstanding derivative instruments.

Income Taxes. Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (a “REIT”) for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay U.S. federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. were to fail to qualify as a REIT in any taxable year, it would be subject to U.S. federal and state income taxes (including any applicable alternative minimum tax for taxable years prior to 2018) on its taxable income.

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s taxable REIT subsidiaries are subject to federal, state, local and foreign income taxes to the extent there is

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

taxable income. Accordingly, the Company recognizes current and deferred income taxes for the Company and its taxable REIT subsidiaries, including for U.S. federal, state, local and foreign jurisdictions, as applicable.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2021 and 2020, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2021, 2020 and 2019, we had no such interest or penalties. The tax year 2017 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

See Note 13. “Income Taxes” for further discussion on income taxes.

Transactional-based Taxes. We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

Noncontrolling Interests and Redeemable Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s share of the fair value of the respective entity’s net assets as noncontrolling interest on our consolidated balance sheets at the date of formation or acquisition. Noncontrolling interest balances are adjusted for the noncontrolling holder’s share of additional contributions, distributions, and net earnings or losses.

Partnership units which are contingently redeemable for cash are classified as redeemable noncontrolling interests and presented in the mezzanine section of the Company’s consolidated balance sheets between total liabilities and stockholder’s equity. Redeemable noncontrolling interests include amounts related to partnership units issued by consolidated subsidiaries of the Company in which redemption for equity is outside the control of the Company.

The amounts of consolidated net income attributable to noncontrolling interests and redeemable noncontrolling interests are presented on the Company’s consolidated income statements as income (or loss) attributable to noncontrolling interests.

Revenue Recognition.

Rental and other services revenue – We generate the majority of our revenue by leasing our properties to customers under operating lease agreements, which are accounted for under Accounting Standards Codification 842, Leases (“ASC 842”). We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine it is probable that substantially all of the lease payments will be collected over the lease term. We commence recognition of revenue from rentals at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use of the leased asset. The excess of rents recognized as revenue over amounts contractually due pursuant to the underlying leases is included in deferred rent. Rental payments received in excess of revenue recognized are classified as accounts payable and other accrued liabilities. Unpaid rents that are contractually due are included in accounts and other receivables.

We estimate the probability of collection of lease payments based on customer creditworthiness, outstanding accounts receivable balances, and historical bad debts – as well as current economic trends. If collection of substantially all lease payments over the lease term is not probable, rental revenue is recognized when payment is received, and we record a

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

full valuation allowance on the balance of any rent receivable, less the balance of any security deposits or letters of credit. If collection is subsequently determined to be probable, we: 1). resume recognizing rental revenue on a straight-line basis, 2). record incremental revenue such that the cumulative amount recognized is equal to the amount that would have been recorded on a straight-line basis since inception of the lease, and 3). reverse the allowance for bad debt recorded on outstanding receivables.

Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursable by customers (“tenant recoveries”) as revenue in the period the applicable expenses are incurred – which is generally on a ratable basis through the term of the lease. Tenant recoveries are recognized as revenue, because we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bear the associated credit risk.

We account for and present rental revenue and tenant recoveries as a single component under rental and other services as the timing of recognition is the same, the pattern with which we transfer the right of use of the property and related services to the lessee are both on a straight-line basis and our leases qualify as operating leases.

Interconnection services include port and cross-connect services generally provided on a month-to-month, one-year or multi-year term. We bill for these services on a monthly basis and recognizes the revenue over the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed. Interconnection services that are not specific to a particular leased space are accounted for under Topic 606 and have terms that are generally one year or less.

Fee income and other – Fee income arises primarily from contractual management agreements with entities in which we have a noncontrolling interest. Management fees are recognized as earned under the respective agreements. The Company also provides property and construction management services. Depending on the nature of the agreements, revenue for these services is recognized either on a ratable monthly basis as the service is provided, or when certain performance milestones are met. Service revenues are typically recognized on an equal monthly basis based on the minimum fee to be earned. The monthly amounts could be adjusted depending on whether certain performance milestones are met.

We utilize the practical expedient in ASC 842 that allows us to account for lease and non-lease components associated with each lease as a single lease component recorded within rental and other services, instead of accounting for such items separately under Accounting Standards Codification 606, Revenue (“ASC 606”). We recognize revenue for items that do not qualify for revenue recognition under ASC 842 under ASC 606. Revenue recognized as a result of applying ASC 606 was approximately 6% of total operating revenue for the years ended December 31, 2021, 2020 and 2019.

Transaction and Integration Expense. Transaction expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to business combinations or acquisitions that were not consummated. Integration costs include transition costs associated with organizational restructuring (such as severance and retention payments and recruiting expenses), third-party consulting expenses directly related to the integration of acquired companies (in areas such as cost savings and synergy realization, technology and systems work), and internal costs such as training, travel and labor, reflecting time spent by Company personnel on integration activities and projects. Recurring costs are recorded in general and administrative expense.

Gains on Disposition of Properties. We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from the disposition of real estate when known.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

New Accounting Pronouncements.

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued updated guidance that is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other guidance to simplify several other income tax accounting matters. The Company adopted the updated guidance for the quarter ended March 31, 2021. The adoption of this guidance had no impact on the Company’s results of operations, financial position or liquidity.

Reference Rate Reform. The Financial Conduct Authority and other independent groups announced in July 2017, that beginning in 2021, they would stop requiring banks to submit rates for the calculation of the London Inter-bank Offered Rate (“LIBOR”). As a result, in the U.S. the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. Other global regulators have also undertaken reference rate reform initiatives to identify a preferred alternative rate for other interbank offered rates (“IBORs”). Both LIBOR and IBOR are herein referred to as “IBOR-indexed rate”. In November 2020, the Federal Reserve Board along with various independent groups announced the potential for certain USD LIBOR tenors to continue to be published until June 2023. This change would allow most legacy USD LIBOR contracts to mature before disruptions occur in the USD LIBOR market, without the need to transition these contracts to SOFR.

In March 2020, the FASB issued an Accounting Standard Update (“ASU”) that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from an IBOR-indexed rate to alternative reference rates, such as SOFR for LIBOR (“reference rate reform”).

The first practical expedient within the ASU allows companies to elect to not apply certain modification accounting requirements to debt, derivative, and lease contracts affected by reference rate reform if certain criteria are met. The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to designate the hedging relationship – allowing companies to continue applying hedge accounting to existing cash flow and net investment hedges.

The ASU was effective on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. We have not modified any contracts to date, but will continue to evaluate debt, derivative, and lease contracts that are modified in the future to ensure they are eligible for modification relief and apply the available practical expedients as needed.

Business Combinations. In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is applicable on a prospective basis and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2022 (or in January 1, 2023 for the Company). Early adoption is permitted. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on the Company’s results of operations, financial position and liquidity.

We determined that all other recently issued accounting pronouncements that have yet to be adopted by the Company will not have a material impact on our consolidated financial statements or do not apply to our operations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

3. Business Combinations

The acquisition of Interxion in 2020 is the only material business combination that was completed by the Company in any of the periods presented in the consolidated financial statements.

Interxion Combination in 2020

We acquired Interxion on March 9, 2020, completing the transaction on March 12, 2020 for total equity consideration of approximately $7.0 billion, including approximately $108.5 million of assumed cash and cash equivalents. The following table summarizes the acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Final
Amounts
Land	$190,970
Building and improvements	3,166,988
Construction in progress and space held for development	397,825
Operating lease right-of-use assets	553,987
Goodwill	4,338,711
Customer relationship value and other intangibles	1,052,811
Debt assumed	(1,662,276)
Finance lease obligations	(47,797)
Operating lease liabilities	(553,987)
Deferred tax liability, net	(535,990)
Working capital liabilities, net	(24,738)
Total purchase consideration	6,876,504
Assumed cash and cash equivalents	108,548
Total equity consideration	$6,985,052

Goodwill recorded as part of this transaction is not expected to be deductible for local tax purposes. This transaction enabled the Company to strengthen its ability to provide solutions on a global basis using a diversified product offering of data center solutions for small and large footprint deployments as well as interconnection services. We believe this strategic benefit of the acquisition supports the balance of goodwill recorded.

Unaudited pro forma financial information based on our historical consolidated income statements adjusted to give effect to the Interxion Combination as if it occurred on January 1, 2019, is shown below. Pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the repayment of Interxion debt in connection with the Interxion Combination. Pro forma net income available to common stockholders/unitholders was adjusted to exclude $65.7 million of merger-related costs incurred by the Company during the year ended December 31, 2020 and to include these charges for the year ended December 31, 2019.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

	Pro forma (unaudited, in thousands)
	Year Ended December 31,
Digital Realty Trust, Inc.	2020	2019
Total revenue	$4,051,608	$3,758,054
Net (loss) income available to common stockholders	$323,889	$267,600

Digital Realty Trust, L.P.
Total revenue	$4,051,608	$3,758,054
Net income available to common unitholders	$333,389	$288,700

Revenues of approximately $691.4 million and net income of approximately $59.4 million associated with the Interxion Combination are included in the consolidated income statement for the year ended December 31, 2020.

4. Leases

Lessor Accounting

We generate the majority of our revenue by leasing our operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in the Revenue Recognition section of Footnote 1 to these consolidated financial statements.

A summary of minimum lease payments due from our customers under operating leases of land, prestabilized development properties, and operating properties with lease periods of greater than one year at December 31, 2021 (in thousands) is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Operating leases
2022	$2,483,938
2023	1,859,306
2024	1,529,889
2025	1,218,396
2026	933,773
Thereafter	3,044,931
Total	$11,070,233

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Lessee Accounting

We lease space and equipment at certain of our data centers from third parties under noncancelable lease agreements. Leases for our data centers expire on various dates through 2069. Certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2021, the termination dates of these ground leases ranged from 2049 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2022 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases do not contain residual value guarantees and do not impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the consolidated income statements amounted to approximately $143.8 million, $118.8 million and $83.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the weighted average remaining lease term for our operating leases and finance leases was 13 years and 23 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 2.7% for operating leases and 3.0% for finance leases at December 31, 2021. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating	Finance
	lease liabilities	lease liabilities
2022	$158,331	$12,608
2023	163,586	31,424
2024	165,467	11,648
2025	166,015	11,699
2026	161,199	11,750
Thereafter	963,874	225,541
Total undiscounted future cash flows	1,778,472	304,670
Less: Imputed interest	(266,285)	(86,080)
Present value of undiscounted future cash flows	$1,512,187	$218,590

5. Receivables

Refer to Note 2 “Summary of Significant Accounting Policies—Revenue Recognition” for discussion of our accounting policies related to accounts receivable, deferred rent and related allowances.

Accounts and Other Receivables, Net

Accounts and other receivables, net is primarily comprised of contractual rents and other lease-related obligations currently due from customers. These amounts are shown in the subsequent table as Accounts receivable – trade. Other receivables shown separately from Accounts receivable – trade, consist primarily of amounts that have not yet been billed to customers, such as for utility reimbursements and installation fees.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

	As of December 31,
(Amounts in thousands):	2021	2020
Accounts receivable – trade, net	$399,029	$355,727
Allowance for doubtful accounts	(28,574)	(18,825)
Accounts receivable, net	370,455	336,902

Accounts receivable – customer recoveries	131,538	93,224
Value-added tax receivables	104,036	88,633
Accounts receivable – installation fees	43,626	64,068
Other receivables	22,066	20,284
Accounts and other receivables, net	$671,721	$603,111

Deferred Rent

Deferred rent represents rental income that has been recognized as revenue under ASC 842, but which is not yet due from customers under their existing rental agreements. The Company recognizes an allowance against deferred rent receivables to the extent it becomes no longer probable that a customer or group of customers will be able to make substantially all of their required cash rental payments over the entirety of their respective lease terms.

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2021	December 31, 2020
Deferred rent receivables	$556,251	$538,040
Allowance for deferred rent receivables	(8,866)	(9,860)
Deferred rent receivables, net	$547,385	$528,180

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

6. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of December 31, 2021	As of December 31, 2020
Land	$1,019,723	$1,106,392
Acquired ground lease	6,721	10,308
Buildings and improvements	21,914,091	21,335,396
Tenant improvements	684,915	690,892
	23,625,450	23,142,988
Accumulated depreciation and amortization	(6,210,281)	(5,555,221)
Investments in operating properties, net	17,415,169	17,587,767
Construction in progress and space held for development	3,213,389	2,768,325
Land held for future development	133,683	226,862
Investments in properties, net	$20,762,241	$20,582,954

7. Acquisitions and Dispositions of Properties

Acquisitions of Properties

For the years ended December 31, 2021, 2020 and 2019, acquisitions of properties that did not qualify as business combinations were immaterial to our financial statements – both individually and in the aggregate.

Disposition of Properties to Digital Core REIT

On December 6, 2021, we completed the listing of Digital Core REIT as a standalone real estate investment trust publicly traded on the Singapore Exchange (“SGX”) under the ticker symbol: DCRU. Hereafter, Digital Core REIT and its associated subsidiaries are collectively referred to as the Singapore REIT (“SREIT”). In connection with the listing, the Company contributed a portfolio of 10 operating data center properties to the SREIT. The fair value of these properties was determined to be approximately $1.4 billion based on two separate third party appraisal reports . In exchange for the contribution of these properties, the Company received: 1). $919 million cash and 2). a 39.4% equity interest in the publicly-traded Digital Core REIT entity, while retaining a 10% direct interest in the operating properties that were contributed by the Company to the SREIT. In addition, the Company received approximately $13 million of acquisition fees paid to the Company by Digital Core REIT in the form of additional units in Digital Core REIT.

The Company determined the fair market value of its 10% retained investment in the properties contributed to the SREIT based on its retained ownership percentage applied to the appraised value of the properties. This approach was deemed appropriate because the Company determined that a discount for lack of marketability and/or lack of control associated with its 10% direct interest in the properties was not warranted.

As a result of this transaction, the Company recognized a gain on sale of assets of approximately $1.0 billion – which is summarized below (in millions).

Cash received	$919.1
Fair market value of retained investment in SREIT	521.4
Acquisition fees paid in Digital Core REIT units	13.0

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Tax on acquisition fees	(3.0)
Net book value of assets contributed	(439.3)
Gain on disposition of properties	$1,011.2

The Company provides property management and other services to the SREIT in exchange for contractual fees that are payable to the Company in cash or in additional units of the SREIT. The Company’s retained investment in the SREIT is accounted for as an equity method investment, based on the conclusion that the Company has significant influence over (but does not control) the SREIT.

The assets and liabilities sold to the SREIT were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

Disposition of Other Properties

The Company sold the following other real estate properties during the years ended December 31, 2021, 2020 and 2019:

			Gross Proceeds / Fair Value	Gain on Sale / contribution
Location / Portfolio	Metro Area	Date Sold	(in millions)	(in millions)
European Portfolio	Various	Mar 16, 2021	$680.0	$332.0
Other	Various	2021	109.6	37.7
Naritaweg 52	Amsterdam	Dec 30, 2020	6.1	—
Liverpoolweg 10	Amsterdam	Jul 17, 2020	21.5	10.4
Mapletree portfolio	Various	Jan 14, 2020	$557.0	$306.5
Mapletree portfolio	Northern Virginia	Nov 1, 2019	$996.6	$266.0

European Portfolio - On March 16, 2021, we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total consideration of approximately $680.0 million (subject to customary final adjustments for working capital and other items). The total gain recorded during the three months ended March 31, 2021 as a result of this sale was approximately $332.0 million. We are providing transitional property management services for one year from the closing date at a customary market rate. The assets and liabilities sold were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

Mapletree portfolio - In January 2020, we closed on the sale of 10 Powered Base Building® properties, which comprise 12 data centers, in North America to Mapletree Investments Pte Ltd (“Mapletree Investments”) and Mapletree Industrial Trust (“MIT” and together with Mapletree Investments, “Mapletree”), at a purchase consideration of approximately $557.0 million, which resulted in a gain of approximately $306.5 million. The 12 data centers were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy. We provided transitional property management services for one year from the closing date at a customary market rate. Prior to sale of the 10 Powered Base Building properties in January 2020, we contributed three data centers to the joint venture with Mapletree in November 2019 – total gain on contribution of these assets was $266.0 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

8. Investments in Unconsolidated Entities

As of December 31, 2021 and 2020, our investments in unconsolidated entities accounted for under the equity method presented in our consolidated balance sheets consist of the following (in thousands):

	Year	Metropolitan		Balance as of	Balance as of
Entity	Entity Formed	Area of Properties	% Ownership	December 31, 2021	December 31, 2020
Digital Core REIT	2021	U.S. / Canada	35%	$343,317	$—
Direct interest in SREIT properties	2021	U.S. / Canada	10%	144,050	—
Ascenty	2019	Brazil / Chile / Mexico	51%	553,031	567,192
Mapletree	2019	Northern Virginia	20%	172,465	184,890
Mitsubishi	Various	Osaka / Tokyo	50%	401,509	278,947
Lumen	2012	Hong Kong	50%	68,854	86,600
Other	Various	U.S. / India / Nigeria	Various	124,463	30,529
Total				$1,807,689	$1,148,158

SREIT – The Company’s ownership interest in the SREIT consists of units of the SREIT parent, Digital Core REIT (which is publicly-traded on the SGX under the ticker symbol: DCRU), as well as a direct interest in the operating properties. As of December 31, 2021, the Company held a 35% interest in the SREIT and separately owns a 10% direct retained interest in the underlying operating properties. The Company’s 35% interest in Digital Core REIT as of December 31, 2021 consists of 390 million units publicly-traded on the SGX under the ticker symbol DCRU. Based on the closing price per unit of $1.16, the fair value of the units the Company owns in DCRU was $453 million as of December 31, 2021. This value does not include the value of the Company’s 10% direct interest in the operating properties of the SREIT, because the associated ownership interests are not publicly-traded.

The Company accounts for its combined ownership interest in the SREIT as an equity method investment based on the significant influence it is able to exert on the SREIT (and not at fair value). A greenshoe option was included as a provision in the SREIT IPO underwriting agreement that granted underwriters the right to buy an additional amount of units from the Company at the same price as the initial offering price and sell those units to other parties. The greenshoe option was exercised on December 31, 2021 – reducing the Company’s share in Digital Core REIT down from the initial 39% interest (including the acquisition fee that was received in units) upon sale of the 10 operating properties on December 6, 2021 to 35% at December 31, 2021. No incremental gain or loss was recorded by the Company for the sale of units under the greenshoe option, because the units were sold at the initial offering price which was equal to the Company’s book basis in the units.

Pursuant to contractual agreements with the SREIT, the Company will earn fees for asset and property management services as well as fees for aiding the SREIT in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in the SREIT or in cash.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Ascenty – The Company’s ownership percentage in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $20.9 million and $21.9 million as of December 31, 2021 and December 31, 2020, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

PREI ® – In the third quarter of 2021, the existing unconsolidated partnership between the Company and PGIM Real Estate (the “PGIM Joint Venture”), completed the sale of a portfolio of 10 data centers in North America for $581 million. PGIM Real Estate owned an 80% interest and the Company owned a 20% interest in the partnership. We recognized a gain of approximately $64 million from the sale of the data centers. This gain is reflected in equity in earnings (loss) of unconsolidated entities in our condensed consolidated income statements. In addition, we received a promote in the amount of $19 million related to the partnership exceeding certain investor return thresholds over the life of the partnership, which is included in fee income and other in our consolidated income statements.

Summarized Financial Information of Investments in Unconsolidated Entities

SREIT

The SREIT is a separate publicly-traded entity on the Singapore Stock Exchange (“SGX”) with its own set of standalone financial statements that are made available to the public by the SREIT’s management team as part of its compliance with the rules of the SGX. The SREIT’s standalone results for the period subsequent to when the SREIT was listed on December 6, 2021 will not be made public by the SREIT until the first quarter of 2022. Consequently, we have utilized summarized financial information of the SREIT as of December 6, 2021 (which is the information that is publicly-available at this time). Actual balances at December 31, 2021 are not expected to materially differ from amounts shown herein.

SREIT Summarized Financial Information	(in millions)
Real estate properties appraised value	$1,440.5
Debt	(350.0)
Net assets	$1,090.5

All Other Investments in Unconsolidated Entities

The subsequent tables provide summarized financial information for all of our investments in unconsolidated entities accounted for using the equity method except for the investment in the SREIT which is discussed previously. Amounts are shown in thousands.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

					Net	Net
	Total	Total			Operating	Income
December 31, 2021	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Ascenty	$2,079,401	$1,046,079	$1,033,322	$204,696	$128,827	$(41,461)
Mitsubishi	1,376,763	537,581	839,182	168,203	88,462	31,125
Lumen	148,576	10,868	137,708	25,541	15,506	2,718
Mapletree	925,190	24,865	900,325	111,010	65,701	(9,825)
Other	440,694	190,996	249,698	59,881	36,427	233,298
Total Unconsolidated entities	$4,970,624	$1,810,389	$3,160,235	$569,331	$334,923	$215,855
Our investment in and share of equity in earnings of unconsolidated entities			$1,807,689			$62,283

					Net	Net
	Total	Total			Operating	Income
December 31, 2020	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Ascenty	$1,862,402	$833,801	$1,028,601	$165,680	$105,040	$(191,161)
Mitsubishi	968,957	358,749	610,208	154,114	83,113	43,746
Lumen	181,464	8,264	173,200	25,006	14,765	5,581
Mapletree	985,900	38,140	947,760	106,966	66,062	(11,473)
Other	604,215	421,349	182,866	83,475	57,674	18,210
Total Unconsolidated entities	$4,602,938	$1,660,303	$2,942,635	$535,241	$326,654	$(135,097)
Our investment in and share of equity in loss of unconsolidated entities			$1,148,158			$(57,629)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

					Net	Net
	Total	Total	Equity /		Operating	Income
December 31, 2019	Assets	Liabilities	(Deficit)	Revenues	Income	(Loss)
Unconsolidated entities

Ascenty	$2,178,663	$764,603	$1,414,060	$112,052	$71,802	$(54,606)
Mitsubishi	753,743	303,130	450,613	84,344	45,044	18,751
Lumen	187,241	9,947	177,294	24,680	15,429	6,712
Mapletree	1,042,661	23,796	1,018,865	17,852	11,078	(1,872)
Other	715,442	579,470	135,972	140,672	93,104	39,372
Total Unconsolidated entities	$4,877,750	$1,680,946	$3,196,804	$379,600	$236,457	$8,357
Our investment in and share of equity in earnings of unconsolidated entities			$1,287,109			$8,067

The amounts reflected in the previous tables on this topic are based on the historical financial information of the respective individual entities and have not been adjusted to show only the portion that is owned by the Company. The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

9. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at December 31, 2021 as compared to December 31, 2020 were immaterial and driven primarily by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

10. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets and intangible liabilities as of December 31, 2021 and 2020.

(Amounts in thousands)
	Balance as of
	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,838,842	$(721,983)	$2,116,859	$2,993,093	$(570,886)	$2,422,207
Acquired in-place lease value	1,278,012	(995,883)	282,129	1,382,563	(1,004,421)	378,142
Other	101,869	(14,688)	87,181	57,370	(7,107)	50,263
Acquired above-market leases	268,724	(247,135)	21,589	280,216	(236,923)	43,293
Acquired below-market leases	(351,052)	247,877	(103,175)	(401,539)	270,648	(130,891)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $262.9 million, $266.2 million and $271.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a decrease in rental and other services revenue of $(3.6) million, $(10.5) million and $(17.1) million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing January 1, 2022 is as follows:

(Amounts in thousands)
	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2022	$168,560	$53,840	$8,073	$11,209	$(14,190)
2023	167,891	43,769	1,458	4,759	(12,657)
2024	167,312	37,945	—	2,584	(11,364)
2025	166,809	34,846	—	1,452	(10,370)
2026	166,374	30,713	—	684	(8,728)
Thereafter	1,279,913	81,016	—	901	(45,866)
Total	$2,116,859	$282,129	$9,531	$21,589	$(103,175)

Remaining Contractual Life (in years)	13.6	5.0		1.6	7.2
(1)	Excludes power grid rights in the amount of approximately $77.7 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

11. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of such debt. A summary of outstanding indebtedness is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	0.96%	$415,116	0.91%	$540,184
Unsecured term loans	—%	—	1.20%	537,470
Unsecured senior notes	2.26%	13,000,042	2.49%	12,096,029
Secured and other debt	3.47%	147,082	2.92%	239,330
Total	2.23%	$13,562,240	2.38%	$13,413,013

The weighted-average interest rates shown represent interest rates at the end of the periods for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rates on certain variable rate debt.

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	December 31, 2021		December 31, 2020
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,141,951	23.2%	$3,629,000	27.1%
British pound sterling (£)	2,117,758	15.6%	2,166,695	16.2%
Euro (€)	7,532,057	55.5%	6,912,142	51.5%
Other	770,474	5.7%	705,176	5.2%
Total	$13,562,240		$13,413,013

The table below summarizes our debt maturities and principal payments as of December 31, 2021 (in thousands):

	Global Revolving	Unsecured
	Credit Facilities(1)	Senior Notes	Secured and Other Debt	Total Debt
2022	$—	$682,200	$336	$682,536
2023	—	—	3,081	3,081
2024	—	1,020,500	—	1,020,500
2025	—	1,730,330	—	1,730,330
2026	415,116	1,523,694	3,870	1,942,680
Thereafter	—	8,043,318	139,794	8,183,112
Subtotal	$415,116	$13,000,042	$147,082	$13,562,240
Unamortized net discounts	—	(33,612)	—	(33,612)
Unamortized deferred financing costs	(16,944)	(63,060)	(414)	(80,418)
Total	$398,172	$12,903,370	$146,668	$13,448,210

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

(1)	Includes amounts outstanding for the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, we refer to as the “Global Revolving Credit Facilities”) – but are discussed separately in these footnotes given slightly different fees/terms.

Global Revolving Credit Facility

We have a global revolving senior credit facility (“global revolving credit facility”) under which we may draw up to $3.0 billion on a revolving basis (subject to currency fluctuations). The global revolving credit facility can be drawn in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, Indonesian rupiah, Swiss francs, Korean won and U.S. dollars (with the ability to add other currencies in the future).

We have the ability to increase the size of the global revolving credit facility by up to $1.5 billion, subject to the receipt of lender commitments and other conditions precedent. Other key terms of the global revolving credit facility are as follows:

●	Maturity date: January 24, 2026, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 85 basis points.
●	Annual facility fee: based on the total commitment amount of the facility and the credit ratings of our long-term debt is currently 20 basis points and is payable quarterly.
●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

Yen Revolving Credit Facility

In addition to the global revolving credit facility, we have a revolving credit facility that provides for borrowings in Japanese Yen of up to ¥33.3 billion (approximately $291.3 million based on the exchange rate on November 18, 2021), hereafter referred to as the “Yen revolving credit facility”). We have the ability from time to time to increase the size of the Yen revolving credit facility to up to ¥93.3 billion, subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen revolving credit facility are as follows:

●	Maturity date: January 24, 2026, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 50 basis points.
●	Quarterly unused commitment fee: currently is 10 basis points, calculated using the average daily unused revolving credit commitment and is based on the credit ratings of our long-term debt

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The global revolving credit facility and the Yen revolving credit facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with ratios respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of December 31, 2021, we were in compliance with all of such covenants for both of these revolving credit facilities.

Unsecured Senior Notes

The following table provides details of outstanding unsecured senior notes (balances in thousands):

	Aggregate Principal at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	December 31, 2021	December 31, 2020
Floating rate notes due 2022		€300,000	$349,800	Sep 23, 2022	$341,100	$366,480
0.125% notes due 2022		€300,000	332,760	Oct 15, 2022	341,100	366,480
2.750% notes due 2023		$350,000	350,000	Feb 1, 2023	-	350,000
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	682,200	732,960
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	338,300	341,750
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	541,280	546,800
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	739,050	794,040
4.750% notes due 2025		$450,000	450,000	Oct 1, 2025	450,000	450,000
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,222,275	1,313,219
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	301,419	-
3.700% notes due 2027		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	568,500	610,800
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	295,938	-
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	473,620	478,450
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	852,750	916,200
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	744,260	751,850
1.250% notes due 2031		€500,000	560,950	Feb 1, 2031	568,500	610,800
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,137,000	-
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	852,750	916,200
					$13,000,042	$12,096,029
Unamortized discounts, net of premiums					(33,612)	(34,988)
Deferred financing costs, net					(63,060)	(64,031)
Total unsecured senior notes, net of discount and deferred financing costs					$12,903,370	$11,997,010

On January 12, 2021, Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the OP, issued and sold €1.0 billion aggregate principal amount of 0.625% Guaranteed Notes due 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by the Parent and the OP. Net proceeds from the offering were approximately €988.3 million (approximately $1,206.4 million based on the exchange rate on January 12, 2021) after deducting managers’ discounts and estimated offering expenses.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

On July 15, 2021, Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the OP issued and sold CHF 275 million aggregate principal amount of 0.20% Guaranteed Notes due 2026 (the “2026 Notes”) and CHF 270 million aggregate principal amount of 0.55% Guaranteed Notes due 2029 (the “2029 Notes” and together with the 2026 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by the Parent and the OP. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 542.3 million (approximately $590.9 million based on the exchange rate on July 15, 2021) after deducting the managers’ commissions and certain offering expenses.

See Note 22. “Subsequent Events” for additional information on the issuance of 1.375% Guaranteed Notes due 2032 on January 18, 2022 and the redemption of the 4.750% Notes due 2025, which occurred on February 3, 2022.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2021, we were in compliance with each of these financial covenants.

Early Extinguishment of Unsecured Senior Notes

We recognized the following losses on early extinguishment of unsecured notes:

●	During the year ended December 31, 2021: $18.7 million primarily due to redemption of the 2.750% Notes due 2023 in February 2021.
●	During the year ended December 31, 2020: $103.2 million primarily due to redemption of:
o	3.950% Notes due 2022 and 3.625% Notes due 2022 in August 2020; and

o	4.750% Notes due 2023 in October 2020
●	During the year ended December 31, 2019: $39.2 million, primarily due to costs associated with early tender offer and subsequent redemption of:
o	5.875% Notes due 2020 in January and February 2019; and
o	3.400% Notes due 2020 and 5.250% Notes due 2021 during June 2019

Secured and other debt – This amount consists of a variety of loans at fixed rates ranging from 1.11% to 11.65%. The largest component of the balance is a $135 million mortgage loan for the Company’s Westin building in Seattle – which bears interest at 3.29%. The loan bearing interest at 11.65% is an unsecured loan with a balance of less than $4 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

12. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except share/unit and per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Year Ended December 31,
	2021	2020	2019
Net income available to common stockholders	$1,681,498	$263,342	$493,011
Weighted average shares outstanding—basic	282,474,927	260,098,978	208,325,823
Potentially dilutive common shares:
Unvested incentive units	253,344	120,775	165,185
Unvested restricted stock	191,541	177,244	—
Forward equity offering	—	1,596,476	813,073
Market performance-based awards	302,156	529,035	158,166
Weighted average shares outstanding—diluted	283,221,968	262,522,508	209,462,247
Income per share:
Basic	$5.95	$1.01	$2.37
Diluted	$5.94	$1.00	$2.35

Digital Realty Trust, L.P. Earnings per Unit

	Year Ended December 31,
	2021	2020	2019
Net income available to common unitholders	$1,720,598	$272,842	$514,111
Weighted average units outstanding—basic	289,165,448	268,072,983	217,284,755
Potentially dilutive common units:
Unvested incentive units	253,344	120,775	165,185
Unvested restricted units	191,541	177,244	—
Forward equity offering	—	1,596,476	813,073
Market performance-based awards	302,156	529,035	158,166
Weighted average units outstanding—diluted	289,912,489	270,496,513	218,421,179
Income per unit:
Basic	$5.95	$1.02	$2.37
Diluted	$5.94	$1.01	$2.35

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

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

	Year Ended December 31,
	2021	2020	2019
Shares of common stock subject to forward sale agreements	6,250,000	—	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,690,521	7,974,005	8,958,932
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	541,249	1,489,983	1,695,765
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	—	1,452,809	2,102,655
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	—	—	789,846
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	—	1,269,035	2,105,116
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,318,309	1,475,721	1,679,534
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,386,274	1,551,801	1,334,691
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,273,803	2,543,639	670,823
Total	18,460,156	17,756,993	19,337,362

13. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company’s accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2021, 2020 and 2019.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, we had deferred tax liabilities net of deferred

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

tax assets of approximately $658.8 million and $737.3 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Interxion Combination in March 2020, the European Portfolio Acquisition in July 2016 and the Sentrum portfolio acquisition in 2012. The valuation allowance against the deferred tax assets at December 31, 2021 and 2020 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions.

Deferred income tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Gross deferred income tax assets:
Net operating loss carryforwards	$155,152	$164,294
Basis difference - real estate property	9,078	20,297
Basis difference - intangibles	2,357	2,369
Straight-line rent	8,097	1,121
Other - temporary differences	175,766	60,840
Total gross deferred income tax assets	350,450	248,921
Valuation allowance	(130,893)	(108,060)
Total deferred income tax assets, net of valuation allowance	219,557	140,861
Gross deferred income tax liabilities:
Basis difference - real estate property	798,640	610,499
Basis difference - equity investments	3,543	4,000
Basis difference - intangibles	63,222	246,950
Straight-line rent	10,942	6,884
Other - temporary differences	1,976	9,805
Total gross deferred income tax liabilities	878,323	878,138
Net deferred income tax liabilities	$658,766	$737,277

14. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P., are parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.0 billion through various named agents from time to time. For the year ended December 31, 2021, Digital Realty Trust, Inc. issued approximately 1.1 million common shares under the Sales Agreement at an average price of $161.92 per share. For the year ended December 31, 2020, Digital Realty Trust, Inc. issued approximately 6.1 million common shares under the Sales Agreement at an average price of $146.89 per share. As of December 31, 2021, approximately $577.6 million remains available for future sales under the program.

Forward Equity Sale

On September 13, 2021, the Parent completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of the Parent’s common stock in the public offering. The Parent did not receive any proceeds from the sale of common stock by the forward purchasers in the public offering. The Parent may receive gross proceeds of approximately $1.0 billion (based on the net offering price of $155.69 per share) upon full physical settlement of the forward sale agreements, which is to be no later than March 13, 2023.

Upon physical settlement of the forward sale agreements, the OP is expected to issue general partner common partnership units to the Parent in exchange for contribution of the net proceeds. The forward purchasers had also granted to the underwriters an option, exercisable until October 13, 2021, to purchase up to 937,500 additional shares at a price of $155.69, which represents the initial price to the public less the underwriting discount. The underwriters opted not to exercise their option within the specified time period.

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of December 31, 2021, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements could be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Redeemable Preferred Stock

The Company has issued and outstanding the following series of cumulative redeemable preferred stock, which are governed by the articles supplementary for the applicable series of preferred stock as of December 31, 2021 and 2020.

				Total
				Liquidation	Annual	Shares Outstanding as of		Balance (in thousands, net of
	Date(s)	Initial Date to		Value (in	Dividend	December 31,		issuance costs) as of December 31,
Preferred Stock (1)	Issued	Redeem (2)	Share Cap (3)	thousands) (4)	Rate (5)	2021	2020	2021	2020
6.625% Series C Cumulative Redeemable Perpetual Preferred Stock	Sep 14, 2017	May 17, 2021	0.6389035	$—	$1.65625	—	8,050,000	$—	$219,250
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
5.850% Series K Cumulative Redeemable Preferred Stock	Mar 13, 2019	Mar 13, 2024	0.4361100	210,000	1.46250	8,400,000	8,400,000	203,264	203,264
5.200% Series L Cumulative Redeemable Preferred Stock	Oct 10, 2019	Oct 10, 2024	0.3851800	345,000	1.30000	13,800,000	13,800,000	334,886	334,886
				$755,000		30,200,000	38,250,000	$731,690	$950,940
(1)	All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.
(3)	Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of preferred stock will have the right (unless, prior to the change of control conversion date specified in the applicable Articles Supplementary governing the preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the preferred stock) to convert some or all of the preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of preferred stock to be converted equal to the lesser of (i) the quotient obtained by dividing (a) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a preferred stock dividend payment and prior to the corresponding dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (b) the common stock price specified in the applicable Articles Supplementary governing the preferred stock; and (ii) the Share Cap, subject to certain adjustments; subject, in each case, to provisions for the receipt of alternative consideration as described in the applicable Articles Supplementary governing the preferred stock. Except in connection with specified change of control transactions, the preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.
(4)	Liquidation preference is $25.00 per share.
(5)	Dividends on preferred shares are cumulative and payable quarterly in arrears.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	284,415,013	98.0%	280,289,726	97.2%
Noncontrolling interests consist of:
Common units held by third parties	4,389,384	1.5%	6,212,369	2.2%
Incentive units held by employees and directors (see Note 16. “Incentive Plan”)	1,542,387	0.5%	1,833,898	0.6%
	290,346,784	100.0%	288,335,993	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,074.7 million and $1,078.9 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2021 and December 31, 2020, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2021, 2020 and 2019:

	Common Units	Incentive Units	Total
As of December 31, 2018	8,636,146	1,944,738	10,580,884
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,815,945)	—	(1,815,945)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(338,515)	(338,515)
Incentive units issued upon achievement of market performance condition	—	319,279	319,279
Grant of incentive units to employees and directors	—	120,368	120,368
Cancellation / forfeitures of incentive units held by employees and directors	—	(22,916)	(22,916)
As of December 31, 2019	6,820,201	2,022,954	8,843,155
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(607,832)	—	(607,832)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(461,912)	(461,912)
Incentive units issued upon achievement of market performance condition	—	147,570	147,570
Grant of incentive units to employees and directors	—	128,049	128,049
Cancellation / forfeitures of incentive units held by employees and directors	—	(2,763)	(2,763)
As of December 31, 2020	6,212,369	1,833,898	8,046,267
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,822,985)	—	(1,822,985)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(679,346)	(679,346)
Incentive units issued upon achievement of market performance condition	—	238,618	238,618
Grant of incentive units to employees and directors	—	151,093	151,093
Cancellation / forfeitures of incentive units held by employees and directors	—	(1,876)	(1,876)
As of December 31, 2021	4,389,384	1,542,387	5,931,771
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

		Series C		Series G		Series H		Series I		Series J	Series K		Series L
		Preferred		Preferred		Preferred		Preferred		Preferred	Preferred		Preferred		Common
Date dividend declared	Dividend payment date	Stock		Stock (1)		Stock		Stock		Stock	Stock		Stock		Stock
February 21, 2019	March 29, 2019	$3,333		$3,672		$6,730		$3,969		$2,625	$—		$—		$224,802	(3)
May 13, 2019	June 28, 2019	3,333		3,672		—	(1)	3,969		2,625	3,686	(2)	—		224,895	(3)
August 13, 2019	September 30, 2019	3,333		3,672		—		3,969		2,625	3,071		—		225,188	(3)
November 19, 2019	December 31, 2019 for Preferred Stock; January 15, 2020 for Common Stock	3,333		3,672		—		3,969		2,625	3,071		4,036	(4)	225,488	(3)
		$13,332		$14,688		$6,730		$15,876		$10,500	$9,828		$4,036		$900,373

February 26, 2020	March 31, 2020	$3,333		$3,672		$—		$3,969		$2,625	$3,071		$4,485		$295,630	(7)
May 12, 2020	June 30, 2020	3,333		3,672		—		3,969		2,625	3,071		4,485		301,005	(7)
August 11, 2020	September 30, 2020	3,333		3,672		—		—	(6)	2,625	3,071		4,485		303,006	(7)
November 10, 2020	December 31, 2020 for Preferred Stock; January 15, 2021 for Common Stock	3,333		—	(5)	—		—		2,625	3,071		4,485		314,280	(7)
		$13,332		$11,016		$—		$7,938		$10,500	$12,284		$17,940		$1,213,921

February 25, 2021	March 31, 2021	$3,333		$—		$—		$—		$2,625	$3,071		$4,485		$326,965	(9)
May 10, 2021	June 30, 2021	—	(8)	—		—		—		2,625	3,071		4,485		328,279	(9)
August 10, 2021	September 30, 2021	—		—		—		—		2,625	3,071		4,485		329,720	(9)
November 17, 2021	December 31, 2021 for Preferred Stock; January 14, 2022 for Common Stock	—		—		—		—		2,625	3,071		4,485		329,772	(9)
		$3,333		$—		$—		$—		$10,500	$12,284		$17,940		$1,314,736
Annual rate of dividend per share		$1.65625		$1.46875		$1.84375		$1.58750		$1.31250	$1.46250		$1.30000		$4.64000
(1)	Redeemed on April 1, 2019 for $25.00 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common stockholders.
(2)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2019.
(3)	$4.320 annual rate of dividend per share.
(4)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2019.
(5)	Redeemed on October 15, 2020 for $25.057118 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common stockholders.
(6)	Redeemed on September 8, 2020 for $25.29545 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common stockholders.
(7)	$4.480 annual rate of dividend per share.
(8)	Redeemed on May 17, 2021 for $ 25.211632 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The transaction resulted in a gain on redemption of $18.0 million, measured as the difference between the cash consideration paid upon redemption, which was $201.3 million and the carrying value of the preferred stock at the time of the redemption, which was $219.3 million. This

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

amount is reflected as gain on redemption of preferred stock which increased net income available to common stockholders.
(9)	$4.640 annual rate of dividend per share.

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the years ended December 31, 2021, 2020 and 2019 (in thousands, except for per unit data):

		Series C		Series G		Series H		Series I		Series J	Series K		Series L
		Preferred		Preferred		Preferred		Preferred		Preferred	Preferred		Preferred		Common
Date distribution declared	Distribution payment date	Units		Units (1)		Units		Units		Units	Units		Units		Units
February 21, 2019	March 29, 2019	$3,333		$3,672		$6,730		$3,969		$2,625	$—		$—		$235,256	(3)
May 13, 2019	June 28, 2019	3,333		3,672		—	(1)	3,969		2,625	3,686	(2)	—		235,142	(3)
August 13, 2019	September 30, 2019	3,333		3,672		—		3,969		2,625	3,071		—		235,164	(3)
November 19, 2019	December 31, 2019 for Preferred Units; January 15, 2020 for Common Units	3,333		3,672		—		3,969		2,625	3,071		4,036	(4)	235,154	(3)
		$13,332		$14,688		$6,730		$15,876		$10,500	$9,828		$4,036		$940,716

February 26, 2020	March 31, 2020	$3,333		$3,672		$—		$3,969		$2,625	$3,071		$4,485		$305,267	(7)
May 12, 2020	June 30, 2020	3,333		3,672		—		3,969		2,625	3,071		4,485		310,421	(7)
August 11, 2020	September 30, 2020	3,333		3,672		—		—	(6)	2,625	3,071		4,485		312,262	(7)
November 10, 2020	December 31, 2020 for Preferred Units; January 15, 2021 for Common Units	3,333		—	(5)	—		—		2,625	3,071		4,485		323,453	(7)
		$13,332		$11,016		$—		$7,938		$10,500	$12,284		$17,940		$1,251,403

February 25, 2021	March 31, 2021	$3,333		$—		$—		$—		$2,625	$3,071		$4,485		$336,041	(9)
May 10, 2021	June 30, 2021	—	(8)	—		—		—		2,625	3,071		4,485		336,543	(9)
August 10, 2021	September 30, 2021	—		—		—		—		2,625	3,071		4,485		337,447	(9)
November 17, 2021	December 31, 2021 for Preferred Units; January 14, 2022 for Common Units	—		—		—		—		2,625	3,071		4,485		337,476	(9)
		$3,333		$—		$—		$—		$10,500	$12,284		$17,940		$1,347,507
Annual rate of distribution per unit		$1.65625		$1.46875		$1.84375		$1.58750		$1.31250	$1.46250		$1.30000		$4.64000

(1)	Redeemed on April 1, 2019 for $25.00 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $11.8 million were recorded as a reduction to net income available to common unitholders.
(2)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2019.
(3)	$4.320 annual rate of distribution per unit.
(4)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2019.
(5)	Redeemed on October 15, 2020 for $25.057118 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common unitholders.
(6)	Redeemed on September 8, 2020 for $25.29545 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common unitholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

(7)	$4.480 annual rate of distribution per unit.
(8)	Redeemed on May 17, 2021 for $ 25.211632 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. The transaction resulted in a gain on redemption of $18.0 million, measured as the difference between the cash consideration paid upon redemption, which was $201.3 million and the carrying value of the preferred stock at the time of the redemption, which was $219.3 million. This amount is reflected as gain on redemption of preferred stock which increased net income available to common unitholders.
(9)	$4.640 annual rate of distribution per unit.

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

15. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2019	$(114,947)	$1,287	$25,738	$(87,922)
Net current period change	213,707	(11,980)	13,142	214,869
Reclassification to interest expense from interest rate swaps	—	8,063	—	8,063
Balance as of December 31, 2020	$98,760	$(2,630)	$38,880	$135,010
Net current period change	(311,413)	1,250	—	(310,163)
Reclassification to interest expense from interest rate swaps	—	1,273	—	1,273
Balance as of December 31, 2021	$(212,653)	$(107)	$38,880	$(173,880)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Digital Realty Trust, L.P.

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2019	$(117,869)	$308	$26,152	$(91,409)
Net current period change	216,815	(12,425)	13,525	217,915
Reclassification to interest expense from interest rate swaps	—	8,294	—	8,294
Balance as of December 31, 2020	$98,946	$(3,823)	$39,677	$134,800
Net current period change	(318,828)	1,279	—	(317,549)
Reclassification to interest expense from interest rate swaps	—	1,304	—	1,304
Balance as of December 31, 2021	$(219,882)	$(1,240)	$39,677	$(181,445)

16. Incentive Plans

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Market Performance-Based Awards (“the Performance Awards”): Market performance-based Class D units of the Operating Partnership and market performance-based Restricted Stock Units covering shares of Digital Realty Trust, Inc.’s common stock are eligible to be issued to officers and employees of the Company. The Performance Awards include market performance-based and time-based vesting criteria. The market performance-based criteria is the basis for determining the total number of units that qualify to be awarded (subject to time-based vesting). The market performance criterion compares the Company’s total shareholder return (“TSR”) relative to the MSCI US REIT Index (“RMS”) over a three-year period in order to determine the percentage of the total eligible pool of units that qualifies to be awarded. The awards then have a time-based vesting element that allows for 50% of the qualifying awards to vest in that same 3rd year and 50% of the qualifying awards in the subsequent year.

Vesting with respect to the market condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS as is shown in the subsequent table.

			Market
	2019	2020 and 2021	Performance
	RMS Relative	RMS Relative	Vesting
Level	Market Performance	Market Performance	Percentage
Below Threshold Level	≤ -300 basis points	≤ -500 basis points	0%
Threshold Level	-300 basis points	-500 basis points	25%
Target Level	100 basis points	0 basis points	50%
High Level	≥ 500 basis points	≥ 500 basis points	100%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

If the RMS Relative Market Performance falls between the levels specified in the prior table, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.

Following the completion of the applicable Market Performance Period, the Compensation Committee made the following determinations regarding the vesting of these awards.

2019 Awards

●	In January 2022, the RMS Relative Market Performance fell between the target and high level for the 2019 awards and accordingly, 239,436 Class D units and 70,721 Restricted Stock Units qualified for time-based vesting.
●	The Class D units included 18,966 distribution equivalent units that immediately vested on December 31, 2021.
●	On February 27, 2022, 50% of the 2019 awards will vest and the remaining 50% will vest on February 27, 2023, subject to continued employment through the applicable vesting date.

2018 Awards

●	In January 2021, the high level of the performance metric was determined to have been achieved and, accordingly, 240,377 Class D units and 63,498 Restricted Stock Units qualified for time-based vesting.
●	The Class D units included 20,725 distribution equivalent units that immediately vested on December 31, 2020.
●	On February 27, 2021, 50% of the 2018 awards vested and the remaining 50% will vest on February 27, 2022, subject to continued employment through the applicable vesting date.

2017 Awards

●	In January 2020, the RMS Relative Market Performance fell between the target and high level for the 2017 awards and, accordingly, 137,816 Class D units and 29,141 Restricted Stock Units qualified for time-based vesting.
●	The Class D units included 10,971 distribution equivalent units that immediately vested on December 31, 2019.
●	On February 27, 2020, 50% of the 2017 awards vested and the remaining 50% vested on February 27, 2021.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Fair Value of Market Performance-Based Awards

The fair values of the Performance Awards granted were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuations are summarized as follows:

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

The grant date fair value of the Class D unit and RSU awards was approximately $25.0 million, $17.2 million and $22.3 million for the years ended years ended December 31, 2021, 2020 and 2019, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

The aggregate intrinsic value of the Class D unit and RSU awards that vested in 2021, 2020 and 2019 was $28.6 million, $24.3 million and $32.7 million, respectively.

Other Items: In addition to the LTIP Units, service-based Restricted Stock Units and Performance Awards described above, one-time grants of time and/or performance-based Class D units and Restricted Stock Units were issued in connection with the Interxion Combination. These awards vest over a period of two and three years based on continued service and/or the attainment of performance metrics related to successful integration of the Interxion business.

As of December 31, 2021, approximately 5.6 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

Below is a summary of compensation expense and unearned compensation (in millions):

									Expected
									period to
	Deferred Compensation						Unearned Compensation		recognize
	Expensed			Capitalized			As of	As of	unearned
	Year Ended December 31,			Year Ended December 31,			December 31,	December 31,	compensation
Type of incentive award	2021	2020	2019	2021	2020	2019	2021	2020	(in years)
Long-term incentive units	$15.4	$12.8	$8.7	$0.2	$0.2	$0.2	$19.8	$15.1	2.5
Performance-based awards	23.9	24.8	13.0	0.7	0.6	0.8	39.2	34.4	1.1
Service-based restricted stock units	23.2	15.1	11.5	3.3	3.2	2.8	44.5	41.5	2.4
Interxion awards	17.7	19.7	—	—	—	—	8.5	27.2	1.8

The following table sets forth the weighted-average fair value of for each type of incentive award at the date of grant for the years ended December 31, 2021, 2020 and 2019:

	Weighted Average Fair Value at Date of Grant
Type of incentive award	2021	2020	2019
Long-term incentive units	$132.66	$134.55	$116.22
Performance-based awards	137.69	159.34	114.97
Restricted stock	129.52	138.82	115.25
Interxion awards	—	120.67	—

Activity for LTIP Units and service-based Restricted Stock Units for the year ended December 31, 2021 is shown below.

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value
Unvested Long-term Incentive Units	Units	Value	Life (Years)	(in thousands)
Unvested, beginning of period	235,535	$122.22
Granted	151,093	139.08
Vested	(134,284)	121.63
Cancelled or expired	(1,876)	128.38
Unvested, end of period	250,468	$132.66	1.97	$44,300
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2021.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

The aggregate intrinsic value of long-term incentive units that vested in 2021, 2020 and 2019 was $17.5 million, $11.6 million and $5.7 million, respectively. As of December 31, 2021, we had approximately 0.9 million long-term incentive units that were outstanding and exercisable with an aggregate intrinsic value of approximately $159.4 million (based on the market price of our common stock as of December 31, 2021).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested Restricted Stock	Shares	Value	Life (Years)	(in thousands)
Unvested, beginning of period	783,219	$123.04
Granted	265,576	137.30
Vested	(475,702)	123.17
Cancelled or expired	(63,724)	129.62
Unvested, end of period	509,369	$129.52	2.20	$90,092
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2021.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.

The aggregate intrinsic value of restricted stock that vested in 2021, 2020 and 2019 was $59.0 million, $53.4 million and $14.0 million, respectively.

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

Defined Contribution Plans

We have a 401(k) plan whereby our U.S. employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $5.9 million, $5.5 million, and $5.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, Interxion has a defined contribution pension plan for most of its employees. Contributions are made in accordance with the terms of such defined contribution pension plan and are expensed as incurred.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

17. Derivative Instruments

We had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2021. The table below shows outstanding amounts as of December 31, 2020 (in thousands):

Notional Amount						Fair Value at Significant Other
As of						As of
December 31,		Type of	Strike	Effective	Expiration	December 31,
2020		Derivative	Rate	Date	Date	2020 (3)
$104,000	(1)	Swap	1.435	Jan 15, 2016	Jan 15, 2023	$(2,773)
77,352	(2)	Swap	0.779	Jan 15, 2016	Jan 15, 2021	(9)
$181,352						$(2,782)
(1)	Represents debt which bears interest based on one-month U.S. LIBOR.
(2)	Represents debt which bears interest based on one-month CDOR. Translation to U.S. dollars is based on exchange rates of $0.79 to 1.00 CAD as of December 31, 2021 and $0.79 to 1.00 CAD as of December 31, 2020.
(3)	Balance recorded in other assets in the consolidated balance sheets if positive and recorded in accounts payable and other accrued liabilities in the consolidated balance sheets if negative.

On December 13, 2021, in connection with the paydown of our secured note due March 2023, we terminated interest rate swap agreements with notional amounts in the aggregate of $104.0 million and, as a result of the termination, the accumulated fair value of the interest rate swap will be ratably reclassified from accumulated other comprehensive income to interest expense on the accompanying consolidated income statement over the original term of the interest rate swap. On September 24, 2020, in connection with the paydown of our Term Loan maturing in 2023, we terminated interest rate swap agreements with notional amounts in the aggregate of $300.0 million, as a result of the termination, the accumulated fair value of the interest rate swap was reclassified from accumulated other comprehensive income to interest expense on the accompanying consolidated income statement, which resulted in a realized loss of approximately $6.4 million for the year ended December 31, 2020.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of December 31, 2021, we had no interest rate swap agreements outstanding.

Credit-risk related contingent features – Upon entering into derivatives, we would have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2021, we did not have any derivatives outstanding.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

18. Fair Value of Financial Instruments

We disclose fair value information for all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. Considerable judgment is necessary to interpret market data in order to estimate the fair value of financial instruments. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our global revolving credit facilities and unsecured term loans approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on December 31, 2021 and 2020 as compared to those in effect when the debt was issued or assumed. As described in Note 16. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

We calculate the fair value of our secured and other debt, unsecured term loans and unsecured senior notes based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

The aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured term loans, unsecured senior notes and secured debt as of the respective periods is shown below (in thousands):

	Categorization	As of December 31, 2021		As of December 31, 2020
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$415,116	$415,116	$540,184	$540,184
Unsecured term loans	Level 2	—	—	537,470	537,470
Unsecured senior notes (1)	Level 2	13,580,262	13,000,042	13,359,960	12,096,029
Secured and other debt (1)	Level 2	152,511	147,082	242,051	239,326
		$14,147,889	$13,562,240	$14,679,665	$13,413,009
(1)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

19. Commitments and Contingencies

Construction Commitments – Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At

December 31, 2021, we had open commitments, including amounts reimbursable of approximately $37.8 million, related to construction contracts of approximately $1.3 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2021, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

20. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of December 31, 2021, 2020, and 2019:

	Balance as of
(Amounts in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$142,698	$108,501	$89,817
Restricted cash (included in other assets)	8,787	15,151	7,436
Total	$151,485	$123,652	$97,253

We paid $274.7 million, $301.9 million and $312.8 million for interest, net of amounts capitalized, for the year ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, we capitalized interest of approximately $53.5 million, $47.3 million and $40.2 million, respectively. During the years ended December 31, 2021, 2020 and 2019, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $71.2 million, $53.7 million and $46.5 million, respectively.

We paid $29.9 million, $20.1 million and $14.6 million for income taxes, net of refunds, for the year ended December 31, 2021, 2020 and 2019, respectively.

Accrued construction related costs totaled $423.9 million, $358.7 million and $197.7 million as of December 31, 2021, 2020 and 2019, respectively.

21. Segment and Geographic Information

A majority of the Company’s largest customers are global entities that transact with the Company across multiple geographies worldwide. In order to better address the needs of these global customers, the Company manages critical decisions around development, operations, and leasing globally based on customer demand considerations. In this regard, the Company manages customer relationships on a global basis in order to achieve consistent sales and delivery experience of our products for our customers throughout the global portfolio. In order to best accommodate the needs of global customers (and customers that might one day become global), the Company manages its operations as a single global business – with one operating segment and therefore one reporting segment.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2021 and 2020

	Operating Revenues			Investments in Real Estate
	Year Ended December 31,			As of December 31,
(Amounts in billions)	2021	2020	2019	2021	2020
Inside the United States	$2.8	$2.6	$2.6	$11.2	$11.3
Outside the United States	1.7	1.3	0.6	9.6	9.3
Revenue Outside of US %	37.5%	33.3%	19.5%

Net Assets in Foreign Operations				$3.9	$5.7

22. Subsequent Events

On January 18, 2022, Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the Operating Partnership through which the Interxion business is held, issued and sold €750.0 million aggregate principal amount of 1.375% Guaranteed Notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Net proceeds from the offering were approximately €737.5 million (approximately $835.3 million based on the exchange rate on January 18, 2022) after deducting managers’ discounts and estimated offering expenses.

On February 3, 2022 (the “Redemption Date”), the Operating Partnership redeemed the $450.0 million aggregate principal amount outstanding of its 4.750% Notes due 2025 (the “4.750% Notes”). The redemption price for the 4.750% Notes was equal to the sum of (a) $1,110.36 per $1,000 principal amount of the 4.750% Notes, or 111.036% of the aggregate principal amount of the 4.750% Notes, plus (b) accrued and unpaid interest to, but excluding, the Redemption Date equal to $16.097222 per $1,000 principal amount of the 4.750% Notes. The redemption will result in an early extinguishment charge of approximately $51.1 million during the three months ended March 31, 2022.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2021

(In thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs				Accumulated	Date of
				Acquired					Acquired			depreciation	acquisition
	Data Center			ground	Buildings and		Carrying		ground	Buildings and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction
North American Markets
Northern Virginia	22	—	167,482	—	1,505,807	2,425,628	—	169,594	—	3,929,324	4,098,917	(1,054,422)	2005 - 2019
Chicago	10	—	95,444	—	1,320,334	978,734	—	105,830	—	2,288,682	2,394,512	(713,781)	2005 - 2017
Dallas	21	—	66,489	—	338,284	1,029,363	—	58,900	—	1,375,236	1,434,136	(593,222)	2002 - 2015
Silicon Valley	15	—	129,702	—	842,693	460,102	—	128,467	—	1,304,030	1,432,497	(472,565)	2002 - 2018
New York	13	—	17,301	—	474,561	869,968	—	17,042	—	1,344,788	1,361,830	(642,992)	2002 - 2015
Phoenix	2	—	11,859	—	399,122	364,640	—	11,859	—	763,762	775,621	(358,072)	2006 - 2015
San Francisco	4	—	41,165	—	358,066	294,954	—	41,478	—	652,707	694,185	(248,208)	2004 - 2015
Seattle	1	135,000	43,110	—	329,283	11,518	—	43,110	—	340,801	383,911	(23,736)	2020
Toronto	2	—	26,600	—	116,863	234,412	—	21,059	—	356,816	377,875	(26,836)	2013 - 2017
Boston	3	—	17,826	—	253,711	97,041	—	16,600	—	351,977	368,578	(153,349)	2006 - 2011
Portland	2	—	1,689	—	3,131	360,909	—	6,058	—	359,671	365,729	(51,916)	2011 - 2015
Atlanta	4	—	6,537	—	264,948	72,563	—	6,552	—	337,495	344,048	(97,069)	2011 - 2017
Los Angeles	2	—	29,531	—	105,910	119,398	—	28,139	—	226,700	254,839	(122,663)	2004 - 2015
Houston	6	—	6,965	—	23,492	149,517	—	6,594	—	173,380	179,974	(101,507)	2006
Austin	1	—	1,177	—	4,877	71,557	—	1,177	—	76,433	77,611	(22,769)	2005
Miami	2	—	2,964	—	29,793	37,061	—	2,964	—	66,854	69,818	(31,421)	2002 - 2015
Minneapolis	1	—	10,190	—	20,054	3,191	—	10,190	—	23,245	33,435	(6,840)	2013
Charlotte	3	—	4,117	—	13,068	14,090	—	4,118	—	27,157	31,275	(16,140)	2005 - 2015
North America - Other	—	—	—	—	—	106,447	—	—	—	106,447	106,447	(30,821)
Total North America	114	135,000	680,148	—	6,403,997	7,701,094	—	679,732	—	14,105,506	14,785,239	(4,768,329)

EMEA Markets
London	16	—	101,397	7,355	1,423,194	494,928	—	55,252	6,627	1,964,995	2,026,874	(574,017)	2007 - 2020
Amsterdam	13	—	40,709	—	968,935	167,171	—	37,470	—	1,139,345	1,176,815	(142,010)	2005 - 2020
Frankfurt	27	—	31,260	—	876,342	758,004	—	84,739	—	1,580,867	1,665,606	(137,960)	2015 - 2020
Dublin	8	—	11,722	1,444	89,597	245,952	—	7,797	94	340,823	348,715	(107,260)	2006 - 2020
Paris	10	—	45,722	—	355,386	273,431	—	51,178	—	623,362	674,540	(34,628)	2012 - 2020
Marseille	4	—	1,121	—	220,737	184,558	—	1,113	—	405,303	406,417	(29,615)	2020
Vienna	2	—	14,159	—	364,949	(8,304)	—	13,497	—	357,306	370,803	(34,337)	2020
Zurich	3	—	20,605	—	48,325	164,248	—	21,638	—	211,540	233,178	(13,047)	2020
Stockholm	6	—	—	—	93,861	46,861	—	—	—	140,721	140,721	(13,305)	2020
Madrid	4	—	8,456	—	134,817	(1,281)	—	7,493	—	134,499	141,992	(12,277)	2020
Copenhagen	3	—	11,665	—	107,529	(45,398)	—	1,506	—	72,290	73,796	(8,567)	2020
Brussels	4	—	3,874	—	118,034	2,148	—	3,693	—	120,363	124,056	(10,410)	2020

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2021

(In thousands)

Dusseldorf	3	—	—	—	30,093	19,186	—	—	—	49,279	49,279	(4,088)	2020
Europe - Other	4	—	3,144	—	43,046	213,663	—	35,912	—	223,941	263,317	(18,079)	2020
Africa - Other	4	—	—	—	—	14,884	—	3,464	—	11,421	11,421	(791)	2020
Total EMEA	111	—	293,834	8,799	4,874,844	2,530,051	—	324,752	6,721	7,376,055	7,707,528	(1,140,393)

APAC Markets
Singapore	3	—	—	—	137,545	670,836	—	—	—	808,381	808,381	(218,953)	2010 - 2015
Sydney	4	—	18,285	—	3,868	117,478	—	12,056	—	127,575	139,631	(34,263)	2011 - 2012
Melbourne	2	—	4,467	—	—	107,597	—	3,183	—	108,881	112,064	(44,093)	2011
Hong Kong	1	—	—	—	—	56,822	—	—	—	56,822	56,822	(1)	2021
Asia Pacific - Other	2	—	—	—	—	15,785	—	—	—	15,785	15,785	(4,250)
Total APAC	12	—	22,752	—	141,413	968,518	—	15,239	—	1,117,445	1,132,683	(301,559)
Total Portfolio	237	135,000	996,734	8,799	11,420,254	11,199,663	—	1,019,723	6,721	22,599,006	23,625,450	(6,210,281)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2021

(In thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $35.2 billion (unaudited) as of December 31, 2021.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2021.

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$23,142,988	$16,886,592	$17,055,016
Additions during period (acquisitions and improvements)	1,570,162	6,514,218	833,836
Deductions during period (dispositions, impairments and assets held for sale)	(1,087,700)	(257,822)	(1,002,260)
Balance, end of year	$23,625,450	$23,142,988	$16,886,592

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2021.

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$5,555,221	$4,536,169	$3,935,267
Additions during period (depreciation and amortization expense)	1,042,011	1,029,863	805,916
Deductions during period (dispositions and assets held for sale)	(386,951)	(10,811)	(205,014)
Balance, end of year	$6,210,281	$5,555,221	$4,536,169

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Our Management’s Reports on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on page 80.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2021. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2021. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2021, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2021, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.            EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.5

Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 23, 2015).

4.6

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

4.7

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

4.8

Indenture, dated as of April 15, 2016, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.625% Guaranteed Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on April 19, 2016).

4.9

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

4.10

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

4.11

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

4.12

Specimen Certificate for Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

4.13

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

4.14

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

4.15

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

4.16

Form of Specimen Certificate for Digital Realty Trust, Inc.’s 5.850% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on March 12, 2019).

4.17

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

4.18

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

4.19

Specimen Certificate for Digital Realty Trust, Inc.’s 5.200% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on October 9, 2019).

4.20	Description of Securities.

4.21

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

4.22

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

4.23

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

4.24

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

4.25

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

4.26

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

4.27

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

4.28

Terms and Conditions of the Notes, dated as of July 13, 2021 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.29

Form of the 2026 Notes (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.30

Form of the 2029 Notes (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.31

Indenture, dated as of January 18, 2022, among Digital Intrepid Holding B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 1.375% Guaranteed Notes due 2032 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 18, 2022).

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

10.3†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on December 13, 2004).

10.4†	Form of Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on August 9, 2007).

10.5†

First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-32336) filed on March 30, 2007).

10.6†

Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on May 9, 2008).

10.7†

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

10.9†

Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 001-32336) filed on November 9, 2009).

10.10†

Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 7, 2012).

10.11†

Fifth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan. (incorporated by reference to exhibit 10.46 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.12†

Director Compensation Program (incorporated by reference to Exhibit 10.14 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2021).

10.13†

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

10.15†

First Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.45 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.16†

Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 6, 2015).

10.17†

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

10.19†

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

10.21†

Form of Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.27 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2018).

10.22†

Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.30 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.23†

Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.31 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.24†

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

10.26†

First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 7, 2014).

10.27†

Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.28†

Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Annual Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2016).

10.29†

Fourth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

10.30†

Fifth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.38 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.31†

Sixth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2021).

10.32†

Employment Agreement among Digital Realty Trust, Inc., DLR LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 9, 2018).

10.33†

Amended and Restated Employment Agreement, dated as of June 18, 2019, by and among Digital Realty Trust, Inc., DLR, LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 24, 2019)

10.34†

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

10.36†

Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.39 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

10.37*

Second Amended and Restated Global Senior Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, BofA Securities, Inc. and Citibank, as co-sustainability structuring agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and BofA Securities, Inc., Citibank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein.

10.38*

Amended and Restated Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc. and Digital Euro Finco LLC and Digital Realty Trust, L.P. as guarantors, the subsidiary borrowers and additional guarantors named therein, the initial lenders and issuing banks named therein, Sumitomo Mitsui Banking Corporation, as administrative agent, Sumitomo Mitsui Banking Corporation as sustainability structuring agent, SMBC, MUFG Bank Ltd. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein.

10.39†

Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.56 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2020).

10.40†

Employment Agreement, dated November 19, 2018, by and among Digital Realty Trust, Inc., DLR, LLC and Gregory S. Wright (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.41†

Form of Class D Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.42†

Form of Performance-Based Restricted Stock Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.43†

Form of Executive Severance Class D Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.5 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.44†

Form of Time-Based Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.45†

Form of Time-Based Restricted Stock Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.46†

Form of Executive Severance Time-Based Profits Interest Unit Agreement (Transaction Award) (incorporated by reference to Exhibit 10.8 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.47†

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

10.50†

InterXion Holding N.V. 2013 Amended International Equity Based Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

10.51†

Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.59 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2021).

10.52†	Form of Omnibus Letter Agreement to 2020 Equity Award Agreements.

10.53†	Form of Amended and Restated Form of Executive Severance Agreement - United States.

10.54†	Form of Amended and Restated Form of Executive Severance Agreement - Canada.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10 K for the year ended December 31, 2021, formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2021; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2021; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted because such portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16.            FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date:	February 25, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein, Andrew P. Power and Jeannie Lee, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NNIS

Signature	Title	Date

/s/ LAURENCE A. CHAPMAN	Chairman of the Board	February 25, 2022
Laurence A. Chapman

/s/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
A. William Stein

/s/ ANDREW P. POWER	President & Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Andrew P. Power

/s/ CAMILLA A. HARRIS	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Camilla A. Harris

/s/ ALEXIS BLACK BJORLIN	Director	February 25, 2022
Alexis Black Bjorlin

/s/ VeraLinn Jamieson	Director	February 25, 2022
VeraLinn Jamieson

/s/ KEVIN J. KENNEDY	Director	February 25, 2022
Kevin J. Kennedy

NNIS

Signature	Title	Date

/s/ WILLIAM G. LAPERCH	Director	February 25, 2022
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 25, 2022
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 25, 2022
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 25, 2022
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	February 25, 2022
Mary Hogan Preusse

/s/ DENNIS E. SINGLETON	Director	February 25, 2022
Dennis E. Singleton

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc.,
Its	General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date:	February 25, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein, Andrew P. Power and Jeannie Lee, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAURENCE A. CHAPMAN	Chairman of the Board	February 25, 2022
Laurence A. Chapman

/s/ A. WILLIAM STEIN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
A. William Stein

/s/ ANDREW P. POWER	President & Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Andrew P. Power

/s/ CAMILLA A. HARRIS	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Camilla A. Harris

/s/ ALEXIS BLACK BJORLIN	Director	February 25, 2022
Alexis Black Bjorlin

/s/ VeraLinn Jamieson	Director	February 25, 2022
VeraLinn Jamieson

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 25, 2022
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 25, 2022
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 25, 2022
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 25, 2022
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 25, 2022
Mark R. Patterson

/s/ MARY HOGAN PREUSSE	Director	February 25, 2022
Mary Hogan Preusse

/s/ DENNIS E. SINGLETON	Director	February 25, 2022
Dennis E. Singleton