Form 10-Q
period 2022-03-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2022-05-06
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at May 3, 2022
Common Stock, $.01 par value per share	284,672,362

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2022 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. As of March 31, 2022, the Parent owned an approximate 97.8% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.2% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of March 31, 2022, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$20,932,965	$20,762,241
Investments in unconsolidated entities	2,044,074	1,807,689
Net investments in real estate	22,977,039	22,569,930
Operating lease right-of-use assets, net	1,361,942	1,405,441
Cash and cash equivalents	157,964	142,698
Accounts and other receivables, net	774,577	671,721
Deferred rent, net	545,666	547,385
Goodwill	7,802,440	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	2,640,795	2,735,486
Other assets	420,119	359,459
Total assets	$36,680,542	$36,369,560
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$943,325	$398,172
Unsecured senior notes, net of discount	13,284,650	12,903,370
Secured and other debt, including premiums	160,240	146,668
Operating lease liabilities	1,472,510	1,512,187
Accounts payable and other accrued liabilities	1,572,357	1,543,623
Deferred tax liabilities, net	649,112	666,451
Accrued dividends and distributions	—	338,729
Security deposits and prepaid rents	346,908	336,578
Total liabilities	18,429,102	17,845,778

Redeemable noncontrolling interests	42,734	46,995
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	731,690	731,690
Common Stock: $0.01 par value per share, 392,000,000 shares authorized; 284,666,082 and 284,415,013 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,824	2,824
Additional paid-in capital	21,069,391	21,075,863
Accumulated dividends in excess of earnings	(3,916,854)	(3,631,929)
Accumulated other comprehensive (loss) income, net	(188,844)	(173,880)
Total stockholders’ equity	17,698,207	18,004,568
Noncontrolling interests	510,499	472,219
Total equity	18,208,706	18,476,787
Total liabilities and equity	$36,680,542	$36,369,560

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Rental and other services	$1,121,550	$1,087,906
Fee income and other	5,772	2,485
Total operating revenues	1,127,322	1,090,391
Operating Expenses:
Rental property operating and maintenance	435,593	361,779
Property taxes and insurance	50,224	52,503
Depreciation and amortization	382,132	369,733
General and administrative	98,513	99,994
Transactions and integration	11,968	14,120
Other	7,657	(257)
Total operating expenses	986,087	897,872
Operating income	141,235	192,519
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	60,958	(23,031)
Gain on disposition of properties, net	2,770	333,921
Other income (expenses), net	3,051	(7,186)
Interest expense	(66,725)	(75,653)
Loss from early extinguishment of debt	(51,135)	(18,347)
Income tax expense	(13,244)	(7,547)
Net income	76,910	394,676
Net income attributable to noncontrolling interests	(3,629)	(8,756)
Net income attributable to Digital Realty Trust, Inc.	73,281	385,920
Preferred stock dividends	(10,181)	(13,514)
Net income available to common stockholders	$63,100	$372,406
Net income per share available to common stockholders:
Basic	$0.22	$1.32
Diluted	$0.22	$1.32
Weighted average common shares outstanding:
Basic	284,526	281,095
Diluted	285,025	281,917

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$76,910	$394,676
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,877)	(219,002)
(Decrease) increase in fair value of interest rate swaps	(1,344)	337
Reclassification to interest expense from interest rate swaps	(103)	359
Other comprehensive loss	(15,324)	(218,306)
Comprehensive income	61,586	176,370
Comprehensive income attributable to noncontrolling interests	(3,269)	(3,143)
Comprehensive income attributable to Digital Realty Trust, Inc.	$58,317	$173,227

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

								Accumulated	Accumulated
	Redeemable				Number of		Additional	Dividends in	Other
	Noncontrolling		Preferred		Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2022	Interests		Stock		Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of December 31, 2021		$46,995		$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787
Conversion of common units to common stock	—	—	—	—	14,861	—	1,258	—	—	(1,258)	—
Vesting of restricted stock, net		—		—	194,020	—	—	—	—	—	—
Payment of offering costs and other		—		—	—	—	(4,024)	—	—	—	(4,024)
Shares issued under employee stock purchase plan		—		—	42,188	—	4,969	—	—	—	4,969
Shares repurchased and retired to satisfy tax withholding upon vesting		—		—	—	—	(6,162)	—	—	—	(6,162)
Amortization of unearned compensation on share-based awards		—		—	—	—	18,545	—	—	—	18,545
Reclassification of vested share-based awards		—		—	—	—	(26,531)	—	—	26,531	—
Adjustment to redeemable noncontrolling interests		(5,473)		—	—	—	5,473	—	—	—	5,473
Dividends declared on preferred stock		—		—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units		(190)		—	—	—	—	(348,025)	—	(7,786)	(355,811)
Contributions from noncontrolling interests		1,367		—	—	—	—	—	—	17,559	17,559
Net income		35		—	—	—	—	73,281	—	3,594	76,875
Other comprehensive loss—foreign currency translation adjustments		—		—	—	—	—	—	(13,551)	(326)	(13,877)
Other comprehensive loss—fair value of interest rate swaps		—		—	—	—	—	—	(1,312)	(32)	(1,344)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense		—		—	—	—	—	—	(101)	(2)	(103)
Balance as of March 31, 2022		$42,734		$731,690	284,666,082	$2,824	$21,069,391	$(3,916,854)	$(188,844)	$510,499	$18,208,706

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$76,910	$394,676
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(2,770)	(333,921)
Equity in (earnings) loss of unconsolidated entities	(60,958)	23,031
Distributions from unconsolidated entities	14,419	15,567
Depreciation and amortization	382,132	369,733
Amortization of share-based compensation	18,545	27,654
Loss from early extinguishment of debt	51,135	18,347
Straight-lined rents and amortization of above and below market leases	4,456	(8,539)
Amortization of deferred financing costs and debt discount / premium	4,972	4,672
Other items, net	8,995	1,945
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(168,789)	(108,993)
Decrease in accounts payable and other liabilities	(51,362)	(76,297)
Net cash provided by operating activities	277,685	327,875
Cash flows from investing activities:
Improvements to investments in real estate	(518,734)	(508,523)
Cash paid for assets acquired	(20,133)	(27,623)
(Investment in) proceeds from unconsolidated entities, net	(150,196)	40,796
Proceeds from sale of real estate	—	685,484
Other investing activities, net	(30,029)	(4,676)
Net cash (used in) provided by investing activities	(719,092)	185,458
Cash flows from financing activities:
Net proceeds from (payments on) credit facilities	$551,022	$(69,438)
Borrowings on secured / unsecured debt	1,125,318	1,215,890
Repayments on secured / unsecured debt	(450,000)	(886,959)
Premium paid for early extinguishment of debt	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	18,926	29,530
Payments of dividends and distributions	(704,911)	(673,747)
Other financing activities, net	(12,397)	(15,459)
Net cash provided by (used in) financing activities	478,296	(416,665)
Net increase in cash, cash equivalents and restricted cash	36,889	96,668
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20,035)	10,392
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$168,339	$230,712

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit and per unit data)

	March 31,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$20,932,965	$20,762,241
Investments in unconsolidated entities	2,044,074	1,807,689
Net investments in real estate	22,977,039	22,569,930
Operating lease right-of-use assets, net	1,361,942	1,405,441
Cash and cash equivalents	157,964	142,698
Accounts and other receivables, net	774,577	671,721
Deferred rent, net	545,666	547,385
Goodwill	7,802,440	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	2,640,795	2,735,486
Other assets	420,119	359,459
Total assets	$36,680,542	$36,369,560
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$943,325	$398,172
Unsecured senior notes, net	13,284,650	12,903,370
Secured and other debt, including premiums	160,240	146,668
Operating lease liabilities	1,472,510	1,512,187
Accounts payable and other accrued liabilities	1,572,357	1,543,623
Deferred tax liabilities, net	649,112	666,451
Accrued dividends and distributions	—	338,729
Security deposits and prepaid rents	346,908	336,578
Total liabilities	18,429,102	17,845,778

Redeemable noncontrolling interests	42,734	46,995
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200,000 units issued and outstanding as of March 31, 2022 and December 31, 2021	731,690	731,690
Common units, 284,666,082 and 284,415,013 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	17,155,361	17,446,758
Limited Partners, 6,290,465 and 5,931,771 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	451,954	432,902
Accumulated other comprehensive (loss) income	(196,769)	(181,445)
Total partners’ capital	18,142,236	18,429,905
Noncontrolling interests in consolidated entities	66,470	46,882
Total capital	18,208,706	18,476,787
Total liabilities and capital	$36,680,542	$36,369,560

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Rental and other services	$1,121,550	$1,087,906
Fee income and other	5,772	2,485
Total operating revenues	1,127,322	1,090,391
Operating Expenses:
Rental property operating and maintenance	435,593	361,779
Property taxes and insurance	50,224	52,503
Depreciation and amortization	382,132	369,733
General and administrative	98,513	99,994
Transactions and integration	11,968	14,120
Other	7,657	(257)
Total operating expenses	986,087	897,872
Operating income	141,235	192,519
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	60,958	(23,031)
Gain on disposition of properties, net	2,770	333,921
Other income (expense), net	3,051	(7,186)
Interest expense	(66,725)	(75,653)
Loss from early extinguishment of debt	(51,135)	(18,347)
Income tax expense	(13,244)	(7,547)
Net income	76,910	394,676
Net (income) loss attributable to noncontrolling interests	(2,029)	1,044
Net income attributable to Digital Realty Trust, L.P.	74,881	395,720
Preferred units distributions	(10,181)	(13,514)
Net income available to common unitholders	$64,700	$382,206
Net income per unit available to common unitholders:
Basic	$0.22	$1.32
Diluted	$0.22	$1.32
Weighted average common units outstanding:
Basic	290,163	288,377
Diluted	290,662	289,199

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$76,910	$394,676
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,877)	(219,002)
(Decrease) increase in fair value of interest rate swaps	(1,344)	337
Reclassification to interest expense from interest rate swaps	(103)	359
Other comprehensive loss	(15,324)	(218,306)
Comprehensive income attributable to Digital Realty Trust, L.P.	$61,586	$176,370
Comprehensive loss attributable to noncontrolling interests	(2,029)	1,044
Comprehensive income attributable to Digital Realty Trust, L.P.	$59,557	$177,414

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2022	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	14,861	1,258	(14,861)	(1,258)	—	—	—
Vesting of restricted common units, net	—	—	—	194,020	—	—	—	—	—	—
Payment of common unit offering costs and other	—	—	—	—	(4,024)	373,555	—	—	—	(4,024)
Units issued in connection with employee stock purchase plan	—	—	—	42,188	4,969	—	—	—	—	4,969
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(6,162)	—	—	—	—	(6,162)
Amortization of share-based compensation	—	—	—	—	18,545	—	—	—	—	18,545
Reclassification of vested share-based awards	—	—	—	—	(26,531)	—	26,531	—	—	—
Adjustment to redeemable partnership units	(5,473)	—	—	—	5,473	—	—	—	—	5,473
Distributions	(190)	—	—	—	(358,206)	—	(7,786)	—	—	(365,992)
Contributions from noncontrolling interests in consolidated entities	1,367	—	—	—	—	—	—	—	17,559	17,559
Net income	35	—	—	—	73,281	—	1,565	—	2,029	76,875
Other comprehensive income (loss)—foreign currency translation adjustments	—	—	—	—	—	—	—	(13,877)	—	(13,877)
Other comprehensive income (loss)—fair value of interest rate swaps	—	—	—	—	—	—	—	(1,344)	—	(1,344)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	(103)	—	(103)
Balance as of March 31, 2022	$42,734	30,200,000	$731,690	284,666,082	$17,155,361	6,290,465	$451,954	$(196,769)	$66,470	$18,208,706

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2021	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	642,190	53,613	(642,190)	(53,613)	—	—	—
Common units and share-based awards issued in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net of offering costs	—	—	—	—	(232)	—	—	—	—	(232)
Issuance of common units, net of forfeitures	—	—	—	—	—	337,194	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	29,475	3,427	—	—	—	—	3,427
Amortization of share-based compensation	—	—	—	—	28,788	—	—	—	—	28,788
Vesting of restricted common units, net	—	—	—	285,524	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(20,548)	—	20,548	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(9,718)	—	—	—	—	(9,718)
Adjustment to redeemable partnership units	208	—	—	—	(208)	—	—	—	—	(208)
Distributions	(181)	—	(13,514)	—	(326,965)	—	(8,701)	—	—	(349,180)
Contributions from noncontrolling interests in consolidated joint ventures	(2,150)	—	—	—	—	—	—	—	31,680	31,680
Net income (loss)	209	—	13,514	—	372,506	—	9,491	—	(1,044)	394,467
Other comprehensive income (loss)—foreign currency translation adjustments	—	—	—	—	—	—	—	(219,002)	—	(219,002)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	337	—	337
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	359	—	359
Balance as of March 31, 2021	$40,097	38,250,000	$950,940	281,372,310	$16,750,680	7,741,271	$576,915	$(83,506)	$150,295	$18,345,324

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$76,910	$394,676
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(2,770)	(333,921)
Equity in (earnings) loss of unconsolidated entities	(60,958)	23,031
Distributions from unconsolidated entities	14,419	15,567
Depreciation and amortization	382,132	369,733
Amortization of share-based compensation	18,545	27,654
Loss from early extinguishment of debt	51,135	18,347
Straight-lined rents and amortization of above and below market leases	4,456	(8,539)
Amortization of deferred financing costs and debt discount / premium	4,972	4,672
Other items, net	8,995	1,945
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(168,789)	(108,993)
Decrease in accounts payable and other liabilities	(51,362)	(76,297)
Net cash provided by operating activities	277,685	327,875
Cash flows from investing activities:
Improvements to investments in real estate	(518,734)	(508,523)
Cash paid for assets acquired	(20,133)	(27,623)
(Investment in) proceeds from unconsolidated entities, net	(150,196)	40,796
Proceeds from sale of real estate	—	685,484
Other investing activities, net	(30,029)	(4,676)
Net cash (used in) provided by investing activities	(719,092)	185,458
Cash flows from financing activities:
Net proceeds from (payments on) credit facilities	$551,022	$(69,438)
Borrowings on secured / unsecured debt	1,125,318	1,215,890
Repayments on secured / unsecured debt	(450,000)	(886,959)
Premium paid for early extinguishment of debt	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	18,926	29,530
Payments of dividends and distributions	(704,911)	(673,747)
Other financing activities, net	(12,397)	(15,459)
Net cash provided by (used in) financing activities	478,296	(416,665)
Net increase in cash, cash equivalents and restricted cash	36,889	96,668
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20,035)	10,392
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$168,339	$230,712

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Organization and Description of Business. Digital Realty Trust, Inc. (the Parent), through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership or the OP) and the subsidiaries of the OP (collectively, we, our, us or the Company), is a leading global provider of data center (including colocation and interconnection) solutions for customers across a variety of industry verticals ranging from cloud and information technology services, social networking and communications to financial services, manufacturing, energy, healthcare, and consumer products. The OP, a Maryland limited partnership, is the entity through which the Parent, a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. The Parent operates as a REIT for federal income tax purposes.

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), and other filings with the SEC.

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

New Accounting Pronouncements. Recently issued accounting pronouncements that have yet to be adopted by the Company are not expected to have a material impact to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of March 31, 2022	As of December 31, 2021
Land	$1,013,832	$1,019,723
Acquired ground lease	6,526	6,721
Buildings and improvements	22,050,895	21,914,091
Tenant improvements	698,458	684,915
	23,769,711	23,625,450
Accumulated depreciation and amortization	(6,467,233)	(6,210,281)
Investments in operating properties, net	17,302,478	17,415,169
Construction in progress and space held for development	3,523,485	3,213,389
Land held for future development	107,002	133,683
Investments in properties, net	$20,932,965	$20,762,241

3. Leases

Lessor Accounting

We generate most of our revenue by leasing operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, most of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of March 31, 2022, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of March 31, 2022, the termination dates of these ground leases generally range from 2049 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2022 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $37.4 million and $35.6 million for the three months ended March 31, 2022 and 2021, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Receivables

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

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2022	December 31, 2021
Accounts receivable – trade, net	$466,656	$399,029
Allowance for doubtful accounts	(35,387)	(28,574)
Accounts receivable, net	431,269	370,455

Accounts receivable – customer recoveries	145,136	131,538
Value-added tax receivables	113,415	104,036
Accounts receivable – installation fees	45,915	43,626
Other receivables	38,842	22,066
Accounts and other receivables, net	$774,577	$671,721

Deferred Rent

Deferred rent receivables represent rental income that has been recognized as revenue under ASC 842, but which is not yet due from customers under their existing rental agreements. The Company recognizes an allowance against deferred rent receivables to the extent it becomes no longer probable that a customer or group of customers will be able to make substantially all of their required cash rental payments over the entirety of their respective lease terms.

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2022	December 31, 2021
Deferred rent receivables	$566,071	$556,251
Allowance for deferred rent receivables	(20,405)	(8,866)
Deferred rent receivables, net	$545,666	$547,385

5. Investments in Unconsolidated Entities

See below for a summary of our investments in unconsolidated entities accounted for under the equity method of accounting as presented in our condensed consolidated balance sheets (in thousands):

	Year	Metropolitan		Balance as of	Balance as of
Entity	Entity Formed	Area of Properties	% Ownership	March 31, 2022	December 31, 2021
Digital Core REIT (DCRU)	2021	U.S. / Canada	35%	$342,460	$343,317
Ownership interest in DCRU operating properties	2021	U.S. / Canada	10%	144,050	144,050
Ascenty	2019	Brazil / Chile / Mexico	51%	734,106	553,031
Mapletree	2019	Northern Virginia	20%	169,895	172,465
Mitsubishi	Various	Osaka / Tokyo	50%	417,497	401,509
Lumen	2012	Hong Kong	50%	69,303	68,854
Other	Various	U.S. / India / Nigeria	Various	166,763	124,463
Total				$2,044,074	$1,807,689

DCREIT – Digital Core REIT is a standalone real estate investment trust publicly-traded on the Singapore Exchange under the ticker symbol “DCRU”. Digital Core REIT owns 10 operating data center properties. Digital Core REIT and its 10 operating properties are collectively referred to as the “DCREIT”. The Company’s ownership interest in DCREIT consists of units of DCRU, as well as an ownership interest in the operating properties of DCRU. As of March 31, 2022, the Company held 35% of the outstanding DCRU units and separately owned a 10% retained interest in the underlying operating properties. The Company’s 35% interest in DCRU as of March 31, 2022 consists of 390 million units. Based

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on the closing price per unit of $1.11 as of March 31, 2022, the fair value of the units the Company owns in DCRU was $433 million. This value does not include the value of the Company’s 10% interest in the operating properties of DCRU, because the associated ownership interests are not publicly traded. The Company accounts for its ownership interest in DCREIT as an equity method investment (and not at fair value) based on the significant influence it is able to exert on DCREIT.

Pursuant to contractual agreements with the DCREIT, the Company will earn fees for asset and property management services as well as fees for aiding the DCREIT in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in the DCREIT or in cash. During the three months ended March 31, 2022, the Company earned fees pursuant to these contractual agreements of approximately $2.3 million, which is recorded as fee income and other on the condensed consolidated income statement.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $22.2 million and $20.9 million as of March 31, 2022 and December 31, 2021, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at March 31, 2022 as compared to December 31, 2021 were driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	March 31, 2022			December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,804,837	$(759,084)	$2,045,753	$2,838,842	$(721,983)	$2,116,859
Acquired in-place lease value	1,275,069	(1,008,479)	266,590	1,278,012	(995,883)	282,129
Other	99,325	(18,769)	80,556	101,869	(14,688)	87,181
Acquired above-market leases	267,747	(249,742)	18,005	268,724	(247,135)	21,589
Acquired below-market leases	(350,129)	250,946	(99,183)	(351,052)	247,877	(103,175)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $61.6 million and $67.7 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $0.2 million and a decrease of $(1.4) million for the three months ended March 31, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing April 1, 2022 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
Remainder of 2022	$125,119	$38,651	$7,221	$7,627	$(10,349)
2023	166,157	43,641	3,189	4,758	(12,613)
2024	165,577	37,876	1,770	2,584	(11,320)
2025	165,075	34,798	1,729	1,452	(10,328)
2026	164,640	30,686	1,522	684	(8,709)
Thereafter	1,259,185	80,938	1,522	900	(45,864)
Total	$2,045,753	$266,590	$16,953	$18,005	$(99,183)

(1)	Excludes power grid rights in the amount of approximately $63.6 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the global revolving credit facilities and unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	March 31, 2022		December 31, 2021
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	1.18%	$959,713	0.96%	$415,116
Unsecured senior notes	2.11%	13,388,665	2.26%	13,000,042
Secured and other debt	3.70%	160,593	3.47%	147,082
Total	2.06%	$14,508,971	2.23%	$13,562,240

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	March 31, 2022		December 31, 2021
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,340,903	23.0%	$3,141,951	23.2%
British pound sterling (£)	2,056,097	14.2%	2,117,758	15.6%
Euro (€)	7,942,786	54.7%	7,532,057	55.5%
Other	1,169,185	8.1%	770,474	5.7%
Total	$14,508,971		$13,562,240

The table below summarizes our debt maturities and principal payments as of March 31, 2022 (in thousands):

	Global Revolving	Unsecured	Secured and
	Credit Facilities (1)	Senior Notes	Other Debt	Total Debt
2022	$—	$664,020	$782	$664,802
2023	—	108,390	3,081	111,471
2024	—	992,470	—	992,470
2025	—	1,244,875	—	1,244,875
2026	—	1,487,776	7,822	1,495,598
Thereafter	959,713	8,891,134	148,908	9,999,755
Subtotal	$959,713	$13,388,665	$160,593	$14,508,971
Unamortized net discounts	—	(39,268)	—	(39,268)
Unamortized deferred financing costs	(16,388)	(64,747)	(353)	(81,488)
Total	$943,325	$13,284,650	$160,240	$14,388,215
(1)	Includes amounts outstanding for the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”), which are discussed separately in these footnotes.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	March 31, 2022	December 31, 2021
Floating rate notes due 2022		€300,000	$349,800	Sep 23, 2022	$332,010	$341,100
0.125% notes due 2022		€300,000	332,760	Oct 15, 2022	332,010	341,100
0.600% notes due 2023	CHF	100,000	108,310	Oct 02, 2023	108,390	-
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	664,020	682,200
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	328,450	338,300
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	525,520	541,280
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	719,355	739,050
4.750% notes due 2025		$450,000	450,000	Oct 01, 2025	-	450,000
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,189,703	1,222,275
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	298,073	301,419
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	162,585	-
3.700% notes due 2027		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	553,350	568,500
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	292,654	295,938
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	459,830	473,620
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	830,025	852,750
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	722,590	744,260
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	553,350	568,500
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,106,700	1,137,000
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	830,025	852,750
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	830,025	-
					$13,388,665	$13,000,042
Unamortized discounts, net of premiums					(39,268)	(33,612)
Deferred financing costs, net					(64,747)	(63,060)
Total unsecured senior notes, net of discount and deferred financing costs					$13,284,650	$12,903,370

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2022, we were in compliance with each of these financial covenants.

Early Extinguishment of Unsecured Senior Notes

We recognized the following losses on early extinguishment of unsecured notes:

●	During the three months ended March 31, 2022: $51.1 million primarily due to redemption of the 4.750% Notes due 2025 in February 2022.

●	During the three months ended March 31, 2021: $18.3 million primarily due to redemption of the 2.750% Notes due 2023 in February 2021.

Issuance of Unsecured Senior Notes

Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the Operating Partnership through which the Interxion business is held, issued and sold the following notes during the quarter ended March 31, 2022:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	January 18, 2022: Issued and sold €750.0 million aggregate principal amount of 1.375% Guaranteed Notes due 2032 (the “2032 Notes”). Net proceeds from the offering were approximately €737.5 million (approximately $835.3 million based on the exchange rate on January 18, 2022) after deducting managers’ discounts and estimated offering expenses.

●	March 30, 2022: Issued and sold CHF 100 million aggregate principal amount of 0.600% Guaranteed Notes due 2023 (the “2023 Notes”) and CHF 150 million aggregate principal amount of 1.700% Guaranteed Notes due 2027 (the “2027 Notes” and, together with the “2023 Notes,” the “Swiss Franc Notes”). Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 248.6 million (approximately $269.2 million based on the exchange rate on March 30, 2022) after deducting the managers’ commissions and certain offering expenses.

All of the notes listed above are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership.

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended March 31,
	2022	2021
Net income available to common stockholders	$63,100	$372,406
Weighted average shares outstanding—basic	284,526	281,095
Potentially dilutive common shares:
Unvested incentive units	348	324
Unvested restricted stock	91	158
Market performance-based awards	60	340
Weighted average shares outstanding—diluted	285,025	281,917
Income per share:
Basic	$0.22	$1.32
Diluted	$0.22	$1.32

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended March 31,
	2022	2021
Net income available to common unitholders	$64,700	$382,206
Weighted average units outstanding—basic	290,163	288,377
Potentially dilutive common units:
Unvested incentive units	348	324
Unvested restricted units	91	158
Market performance-based awards	60	340
Weighted average units outstanding—diluted	290,662	289,199
Income per unit:
Basic	$0.22	$1.32
Diluted	$0.22	$1.32

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The below table shows the securities that would be antidilutive or not dilutive to the calculation of earnings per share and unit. Common units of the Operating Partnership not owned by Digital Realty Trust, Inc. were excluded only from the calculation of earnings per share as they are not applicable to the calculation of earnings per unit. All other securities shown below were excluded from the calculation of both earnings per share and earnings per unit (in thousands).

	Three Months Ended March 31,
	2022	2021
Shares subject to Forward Equity Offering	6,250	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	7,552	7,283
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	—	1,476
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,452	1,462
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,527	1,537
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,505	2,521
Total	19,286	14,279

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P., were parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. was able to issue and sell common stock having an aggregate offering price of up to $1.0 billion through various named agents from time to time. For the three months ended March 31, 2022 and 2021, there was no activity under the Sales Agreement.

Subsequent to quarter-end, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., entered into an ATM equity offering sales agreement dated April 1, 2022 (the “2022 Sales Agreement”). Upon entry into the 2022 Sales Agreement, we terminated our prior ATM program. At the time of the termination, $577.6 million remained unsold under the prior program. Pursuant to the 2022 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time.

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

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of March 31, 2022, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements could be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of March 31, 2022 and December 31, 2021 (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2022		December 31, 2021
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	284,666	97.8%	284,415	98.0%
Noncontrolling interests consist of:
Common units held by third parties	4,387	1.5%	4,389	1.5%
Incentive units held by employees and directors (see Note 12. "Incentive Plan")	1,904	0.7%	1,543	0.5%
	290,957	100.0%	290,347	100.0%

Limited partners have the right to require the Operating Partnership to redeem all or a portion of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. The common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed balance sheet.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $716.7 million and $1,074.7 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2022 and December 31, 2021, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2022 (in thousands):

	Common Units	Incentive Units	Total
As of December 31, 2021	4,389	1,542	5,931
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(2)	—	(2)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(12)	(12)
Incentive units issued upon achievement of market performance condition	—	221	221
Grant of incentive units to employees and directors	—	153	153
As of March 31, 2022	4,387	1,904	6,291
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2022 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$348,025
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the three months ended March 31, 2022 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$355,812
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2021	$(212,653)	$(107)	$38,880	$(173,880)
Net current period change	(13,551)	(1,312)	—	(14,863)
Reclassification to interest expense from interest rate swaps	—	(101)	—	(101)
Balance as of March 31, 2022	$(226,204)	$(1,520)	$38,880	$(188,844)

Digital Realty Trust, L.P.

	Foreign currency		Foreign currency net	Accumulated other
	translation	Cash flow hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2021	$(219,882)	$(1,240)	$39,677	$(181,445)
Net current period change	(13,877)	(1,344)	—	(15,221)
Reclassification to interest expense from interest rate swaps	—	(103)	—	(103)
Balance as of March 31, 2022	$(233,759)	$(2,687)	$39,677	$(196,769)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance-Based Awards (“the Performance Awards”): Performance Awards in the form of Class D units of the Operating Partnership and Restricted Stock Units covering shares of Digital Realty Trust, Inc.’s common stock may be issued to officers and employees of the Company. Depending on the award, the total number of units that qualify to fully vest is determined based on either a market performance criterion (“Market-Based Performance Awards”) or financial performance criterion (“Financial-Based Performance Awards”).

Market-Based Performance Awards.

The percentage of the total number of units that performance vest for Market-Based Performance Awards is determined by comparing the Company’s total shareholder return (“TSR”) relative to the MSCI US REIT Index (“RMS”) over a three-year period. The awards then have a time-based vesting element that allows for 50% of the performance-vested units to fully vest in the immediately following year and 50% of the performance-vested units to fully vest in the next-subsequent year. The fair value of these awards is determined using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied.

Achievement of the market performance condition is measured based on the difference between Digital Realty Trust, Inc.’s TSR percentage and the TSR percentage of the RMS as is shown in the subsequent table (the “RMS Relative Market Performance”).

		Market
	2021-2022	Performance
	RMS Relative	Vesting
Level	Market Performance	Percentage
Below Threshold Level	≤ -500 basis points	0%
Threshold Level	-500 basis points	25%
Target Level	0 basis points	50%
High Level	≥ 500 basis points	100%

If the RMS Relative Market Performance falls between the levels specified in the above table, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.

2019 Awards

Following the completion of the applicable Market Performance Period, in January 2022, the Compensation Committee made the following determinations regarding the vesting of these awards:

●	The RMS Relative Market Performance fell between the target and high levels for the 2019 awards and accordingly, 239,436 Class D units and 70,721 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The number of performance-vested Class D units included 18,966 distribution equivalent units that immediately vested on December 31, 2021.
●	On February 27, 2022, 50% of the 2019 awards vested and the remaining 50% will vest on February 27, 2023, subject to continued employment through the applicable vesting date.

The grant date fair value of the Market-Based Performance Awards was approximately $12.3 million and $25.0 million for the three months ended March 31, 2022 and 2021, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial-Based Performance Awards.

On March 4, 2022, the Company granted Financial-Based Performance Awards, based on growth in core funds from operation (“Core FFO”) during the three-year period commencing on January 1, 2022. The awards then have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards is $12.3 million, based on the Company’s closing stock price at the grant date.

Other Items: In addition to the LTIP Units, service-based Restricted Stock Units and Performance Awards described above, one-time grants of time and/or performance-based Class D units and Restricted Stock Units were issued in connection with the Company’s combination with InterXion Holding N.V. These awards vest over a period of two and three years based on the attainment of performance metrics related to the successful integration of the Interxion business and continued service.

As of March 31, 2022, approximately 5.0 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended March 31,				March 31,	December 31,	compensation
Type of incentive award	2022	2021	2022	2021	2022	2021	(in years)
Long-term incentive units	$5.2	$4.2	$—	$0.1	$38.4	$19.8	2.5
Performance-based awards	5.0	6.2	0.2	0.4	54.4	39.2	2.6
Service-based restricted stock units	5.3	6.0	1.0	0.7	75.6	44.5	3.0
Interxion awards	0.9	10.5	—	—	5.9	8.5	1.3

Activity for LTIP Units and service-based Restricted Stock Units for the three months ended March 31, 2022 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	250,468	$132.66
Granted	153,085	155.90
Vested	(112,666)	126.98
Cancelled or expired	—	—
Unvested, end of period	290,887	$147.09

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	509,369	$129.52
Granted	283,852	139.68
Vested	(104,647)	123.80
Cancelled or expired	(25,344)	131.82
Unvested, end of period	663,230	$134.69

13. Derivative Instruments

We had no material outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2022.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of March 31, 2022, we had no material interest rate swap agreements outstanding.

Upon entering into derivatives, we would have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2022, we did not have any material derivatives outstanding.

14. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2021 Form 10-K.

As of March 31, 2022 and December 31, 2021, the carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our global revolving credit facilities approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on March 31, 2022 and December 31, 2021 as compared to those in effect when the debt was issued or assumed.

We calculate the fair value of our secured and other debt and unsecured senior notes based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of March 31, 2022		As of December 31, 2021
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$959,713	$959,713	$415,116	$415,116
Unsecured senior notes (1)	Level 2	12,880,195	13,388,665	13,580,262	13,000,042
Secured and other debt (1)	Level 2	158,566	160,593	152,511	147,082
		$13,998,474	$14,508,971	$14,147,889	$13,562,240
(1)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2022, we had open commitments, including amounts reimbursable by customers of approximately $49.1 million, related to construction contracts of approximately $1.4 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2022, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of March 31, 2022, and December 31, 2021:

	Balance as of
(Amounts in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$157,964	$142,698
Restricted cash (included in other assets)	10,375	8,787
Total	$168,339	$151,485

We paid $119.0 million and $120.3 million for interest, net of amounts capitalized, for the three months ended March 31, 2022 and 2021, respectively.

We paid $7.6 million and $4.6 million for income taxes, net of refunds, for the three months ended March 31, 2022 and 2021, respectively.

Accrued construction related costs totaled $417.3 million and $322.5 million as of March 31, 2022 and 2021, respectively.

17. Segment and Geographic Information

Most of the Company’s largest customers are global entities that transact with the Company across multiple geographies worldwide. The Company manages critical decisions around development, operations, and leasing globally based on

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

customer demand considerations to best address the needs of its global customers. In this regard, the Company manages customer relationships on a global basis in order to achieve consistent sales and delivery experience of our products for our customers. In order to best accommodate the needs of our current and potential global customers, the Company manages its operations as a single global business – with one operating segment and, therefore, one reporting segment.

	Operating Revenues		Investments in Real Estate
	Three Months Ended March 31,		As of March 31,	As of December 31,
(Amounts in billions)	2022	2021	2022	2021
Inside the United States	$0.7	$0.7	$11.2	$11.2
Outside the United States	0.5	0.4	9.8	9.6
Revenue Outside of US %	41.0%	36.6%

Net Assets in Foreign Operations			$3.2	$3.9

18. Subsequent Events

On April 5, 2022, the Operating Partnership entered into an amendment to the Second Amended and Restated Global Senior Credit Agreement. The Amendment provides for, among other things: (1) an increase in the size of the global revolving credit facility from $3.0 billion to $3.75 billion and (2) the transition from U.S. dollar London Interbank Offered Rate (LIBOR) to Term Secured Overnight Financing Rate (SOFR) for floating rate borrowings denominated in U.S. dollars for all purposes under the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, expected settlement and use of proceeds from our forward sale agreements, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact on our, our customers’ and our suppliers’ operations during a pandemic, such as COVID-19; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

As used in this report: “Ascenty entity” refers to the entity, which owns and operates Ascenty, formed with Brookfield Infrastructure.

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
(ii)	cash flow and returns to our stockholders and Digital Realty Trust, L.P.’s unitholders through the payment of distributions; and
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

Summary of 2022 Significant Activities

We completed the following significant activities during the first quarter of 2022 as described in the Notes to the Condensed Consolidated Financial Statements:

●	In January, we issued and sold €750.0 million aggregate principal amount of 1.375% Guaranteed Notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €737.5 million (approximately $835.3 million based on the exchange rate on January 18, 2022) after deducting managers’ discounts and estimated offering expenses.
●	In February, we redeemed $450.0 million of 4.750% Notes due 2025. As part of this redemption, we recorded a $51.1 million loss on extinguishment of debt.
●	In March, we issued and sold CHF 100 million aggregate principal amount of 0.600% Guaranteed Notes due 2023 (the “2023 Notes”) and CHF 150 million aggregate principal amount of 1.700% Guaranteed Notes due 2027 (the “2027 Notes” and, together with the 2023 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 248.6 million (approximately $269.2 million based on the exchange rate on March 30, 2022) after deducting the managers’ commissions and certain offering expenses.

Revenue Base

Most of our revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. A summary of our data center portfolio and related square feet occupied (excluding space under development or held for development) is shown below. Unconsolidated portfolios shown below consist of assets owned by unconsolidated entities in which we have invested. We often provide management services for these entities under management agreements and receive management fees. These are shown as Managed Unconsolidated Portfolio. Entities for which we do not provide such services are shown as Non-Managed Unconsolidated Portfolio.

	As of March 31, 2022					As of December 31, 2021
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	116	21,734,839	3,129,414	886,212	84.5%	114	21,751,638	2,327,121	900,357	85.4%
Europe	109	7,595,479	3,271,839	190,284	76.0%	107	7,549,209	3,125,451	191,094	74.6%
Asia Pacific	12	1,355,243	806,252	—	81.9%	12	1,355,243	806,252	—	76.2%
Africa	4	25,834	53,690	—	59.0%	4	25,825	40,965	—	58.5%
Consolidated Portfolio	241	30,711,395	7,261,196	1,076,496	82.3%	237	30,681,914	6,299,789	1,091,451	82.5%
Managed Unconsolidated Portfolio	16	2,383,729	—	—	95.2%	16	2,383,729	—	—	95.2%
Non-Managed Unconsolidated Portfolio	34	2,691,849	825,370	1,569,641	84.4%	34	2,565,185	930,670	1,591,004	86.0%
Total Portfolio	291	35,786,973	8,086,565	2,646,137	83.3%	287	35,630,828	7,230,460	2,682,456	83.6%

(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “—Liquidity and Capital Resources of the Operating Partnership—Construction”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of March 31, 2022, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the three months ended March 31, 2022:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	485,182	$241.65	$249.30	3.2%	$0.00	1.5
> 1 MW	156,222	$193.21	$210.92	9.2%	$95.86	3.2
Other (6)	545,476	$35.83	$42.55	18.8%	$19.87	12.9
New Leases Signed (5)
0 — 1 MW	180,380	—	$214.76	—	$9.29	3.9
> 1 MW	818,358	—	$143.06	—	$4.25	8.0
Other (6)	4,817	—	$27.14	—	$0.95	3.8
Leasing Activity Summary
0 — 1 MW	665,562		$239.94
> 1 MW	974,580		$153.94
Other (6)	550,293		$42.42
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2022 to 2023.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect average aggregate rental rates on renewed data center leases for 2022 expirations to be slightly positive as compared with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration of annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
March 31, 2022
Metropolitan Area	total annualized rent (1)
Northern Virginia	19.2%
Chicago	8.9%
London	6.2%
Silicon Valley	5.9%
New York	5.9%
Frankfurt	5.8%
Dallas	5.5%
Singapore	4.8%
Sao Paulo	4.3%
Amsterdam	4.1%
Paris	2.2%
San Francisco	1.9%
Phoenix	1.9%
Atlanta	1.5%
Tokyo	1.5%
Other	20.4%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the three months ended March 31, 2022 was approximately $30.0 million.

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

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, interest expense, and income tax expense make up the majority of other income/(expense). Equity in earnings of unconsolidated entities represents our share of the income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. The largest of these investments is currently our investment in Ascenty, which is located primarily in Brazil. Our second-largest equity-method investment is Digital Core REIT, which is publicly traded on the Singapore Exchange (“SGX”) and which owns a portfolio of 10 properties operating in the United States and Canada. Refer to additional discussion of Digital Core REIT and Ascenty in the Notes to the Condensed Consolidated Financial Statements.

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

Non-stabilized: The non-stabilized portfolio includes: (1) properties that were undergoing, or were expected to undergo, development activities during any of the periods presented; (2) any properties contributed to joint ventures, sold, or held for sale during the periods presented; and (3) any properties that were acquired or delivered at any point during the periods presented.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Stabilized	$871,884	$895,151	$(23,267)	(2.6)%
Non-Stabilized	249,666	192,755	56,911	29.5%
Rental and other services	1,121,550	1,087,906	33,644	3.1%
Fee income and other	5,772	2,485	3,287	132.3%
Total operating revenues	$1,127,322	$1,090,391	$36,931	3.4%

Total operating revenues increased by approximately $36.9 million in the three months ended March 31, 2022, compared to the same period in 2021, driven primarily by growth in non-stabilized rental and other services revenue.

Stabilized rental and other services revenue decreased $23.3 million in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to (i) $14.8 million increase in bad debt and straight-line rent reserves, and (ii) lower occupancy, all of which was partially offset by (iii) a net increase in tenant reimbursements related to higher utility consumption for the three months ended March 31, 2022.

Non-stabilized rental and other services revenue increased $56.9 million in the three months ended March 31, 2022, compared to the same period in 2021, driven primarily by the completion of our global development pipeline and related lease up operating activities and expansion into new markets in EMEA offset by the impact of properties sold in 2021. An increase of $32.3 million in revenue was generated from an APAC property, which was not operational for the three months ended March 31, 2021.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Stabilized	$326,358	$321,601	$4,757	1.5%
Non-Stabilized	109,235	40,178	69,057	171.9%
Rental property operating and maintenance	435,593	361,779	73,814	20.4%

Stabilized	40,471	40,630	(159)	(0.4)%
Non-Stabilized	9,753	11,873	(2,120)	(17.9)%
Property taxes and insurance	50,224	52,503	(2,279)	(4.3)%

Total Property Level Expenses	$485,817	$414,282	$71,535	17.3%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Stabilized property operating and maintenance expenses increased by approximately $4.8 million in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher utility consumption at certain properties in the stabilized portfolio.

Non-stabilized property operating and maintenance expenses increased $69.1 million in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher utility consumption.

The cost of electric power comprises a significant component of our operating expenses. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that the U.S. Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further legislation or regulations in the EU, APAC or other regions where we operate could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our customers. These matters could adversely impact our business, results of operations, or financial condition.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization), or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the three months ended March 31, 2022 and 2021 is shown below.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Depreciation and amortization	$382,132	$369,733	$12,399	3.4%
General and administrative	98,513	99,994	(1,481)	(1.5)%
Transaction, integration and other expense	11,968	14,120	(2,152)	(15.2)%
Other	7,657	(257)	7,914	3,079%
Total Other Operating Expenses	500,270	483,590	16,680	3.4%
Property level operating expenses	485,817	414,282	71,535	17.3%
Total Operating Expenses	$986,087	$897,872	88,215	9.8%

Equity in earnings (loss) of unconsolidated entities

Equity in earnings (loss) of unconsolidated entities increased approximately $84.0 million in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to foreign exchange remeasurement of debt associated with our Ascenty unconsolidated entity.

Gain on Disposition of Properties, Net

Gain on disposition of properties, net decreased approximately $331.2 million in the three months ended March 31, 2022, compared to the same period in 2021. In March 2021, we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total purchase consideration of approximately $680.0 million resulting in a gain of approximately $333.3 million. We did not dispose of any properties in the three months ended March 31, 2022.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $32.8 million in the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to the redemption of the 4.750% Notes due 2025 in February 2022, which resulted in a $51.1 million loss, offset by the redemption 2.750% Notes due 2023 in February 2021, which resulted in a $18.3 million loss.

Income Tax Expense

Income tax expense increased by $5.7 million during the three months ended March 31, 2022, compared to the same period in 2021. The increase was driven primarily by an increase of $2.9 million in deferred taxes and a $2.8 million increase in current taxes.

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

Our Parent and our Operating Partnership were parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “Sales Agreement”). In accordance with the Sales Agreement, following the date of the 2020 amendment, Digital Realty Trust, Inc. could offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. Subsequent to quarter-end, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., entered into an ATM equity offering sales agreement dated April 1, 2022 (the “2022 Sales Agreement”). Upon entry into the 2022 Sales Agreement, we terminated our prior ATM program. At the time of the termination, $577.6 million remained unsold under the prior program. Pursuant to the 2022 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. The sales of common stock made under the 2022 Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the three months ended March 31, 2022, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of March 31, 2022, we had $158.0 million of cash and cash equivalents, excluding $10.4 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At March 31, 2022, we had open commitments, related to construction contracts of approximately $1.4 billion, including amounts reimbursable of approximately $49.1 million.

We currently expect to incur approximately $1.9 billion to $2.1 billion of capital expenditures for our development programs during the nine months ending December 31, 2022. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

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

Development Lifecycle	As of March 31, 2022				As of December 31, 2021
	Net Rentable	Current	Future		Net Rentable	Current	Future
(dollars in thousands)	Square Feet (1)	Investment (2)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$107,003	$—	$107,003	N/A	$133,683	$—	$133,683
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,015,295	$—	$1,015,295	N/A	$974,464	$—	$974,464
Space Held for Development (6)	1,076,496	207,055	—	207,055	1,091,451	210,903	—	210,903
Base Building Construction	3,584,251	502,988	519,723	1,022,711	3,319,999	545,529	460,595	1,006,124
Data Center Construction	3,676,944	1,735,942	2,127,126	3,863,068	2,979,791	1,409,403	1,825,369	3,234,772
Equipment Pool & Other Inventory	N/A	12,060	—	12,060	N/A	7,881	—	7,881
Campus, Tenant Improvements & Other	N/A	50,144	136,011	186,155	N/A	65,209	99,118	164,327
Total Construction in Progress and Land Held for Future Development	8,337,691	$3,630,487	$2,782,860	$6,413,347	7,391,241	$3,347,072	$2,385,082	$5,732,154
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through March 31, 2022.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2021.
(5)	Represents approximately 796 acres as of March 31, 2022 and approximately 849 acres as of December 31, 2021.
(6)	Excludes space held for development through unconsolidated entities.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 7.3 million square feet of Turn Key Flex® and Powered Base Building® product. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Development projects	$430,947	$439,793
Enhancement and improvements	5,387	58
Recurring capital expenditures	46,770	39,522
Total capital expenditures (excluding indirect costs)	$483,104	$479,373

For the three months ended March 31, 2022, total capital expenditures increased $3.7 million to approximately $483.1 million from $479.4 million for the same period in 2021. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2022 were approximately $436.3 million. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2022 and 2021 were $35.6 million and $29.2 million, respectively. Capitalized interest comprised approximately $14.8 million and $11.4 million of the total indirect costs capitalized for the three months ended March 31, 2022 and 2021, respectively. Capitalized interest in the three months ended March 31, 2022 increased, compared to the same period in 2021, due to an increase in qualifying activities.

Excluding capitalized interest, indirect costs in the three months ended March 31, 2022 increased compared to the same period in 2021 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “—Future Uses of Cash” below for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2022.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of May 3, 2022, we had approximately $2.8 billion of borrowings available under our global revolving credit facilities.

Our global revolving credit facility provides for borrowings up to $3.75 billion. We have the ability from time to time to increase the size of the global revolving credit facility by up to $750 million, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2026, with two six-month extension options available. We have used and intend to use available borrowings under the global revolving credit facility to fund our liquidity requirements from time to time.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three months ended March 31, 2022, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of March 31, 2022 (in millions):

Debt Summary:
Fixed rate	$13,199.6
Variable rate debt subject to interest rate swaps	2.3
Total fixed rate debt (including interest rate swaps)	13,201.9
Variable rate—unhedged	1,307.1
Total	$14,509.0
Percent of Total Debt:
Fixed rate (including swapped debt)	91.0%
Variable rate	9.0%
Total	100.0%

Effective Interest Rate as of March 31, 2022
Fixed rate (including hedged variable rate debt)	2.25%
Variable rate	0.91%
Effective interest rate	2.06%

Our ratio of debt to total enterprise value was approximately 26% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2022 of $141.80). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P.’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month USD LIBOR, EURIBOR, SONIA, SORA, BBR, HIBOR, TIBOR, CDOR, and for Korean Won the base CD rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of March 31, 2022, our debt had a weighted average term to initial maturity of approximately 6.0 years (or approximately 6.1 years assuming exercise of extension options).

As of March 31, 2022, our pro-rata share of secured debt of unconsolidated entities was approximately $813.2 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$277,685	$327,875	$(50,190)
Net cash (used in) provided by investing activities	(719,092)	185,458	(904,550)
Net cash provided by (used in) financing activities	478,296	(416,665)	894,961
Net increase in cash, cash equivalents and restricted cash	$36,889	$96,668	$(59,779)

The changes in the activities that comprise the increase in net cash used in investing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 consisted of the following amounts (in thousands).

Change
Increase in cash used for improvements to investments in real estate	$(10,211)
Increase in cash contributed to investments in unconsolidated entities	(190,992)
Decrease in net cash provided by proceeds from sale of real estate	(685,484)
Other changes	(17,863)
Increase in net cash used in investing activities	$(904,550)

The decrease in net cash used in investing activities was primarily due to (i) sale of investments related to the sale of 11 data centers in Europe in March 2021, (ii) investments in various unconsolidated entities, and (iii) an increase in cash used for improvements to investments in real estate.

The changes in the activities that comprise the increase in net cash provided by financing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 for the Company consisted of the following amounts (in thousands).

Change
Increase in cash used in/provided by short-term borrowings	$620,460
Decrease in cash provided by proceeds from secured / unsecured debt	(90,572)
Decrease in cash used for repayment on secured / unsecured debt	436,959
Increase in cash used for dividend and distribution payments	(31,164)
Other changes	(40,722)
Increase in net cash provided by financing activities	$894,961

The increase in net cash provided by financing activities was primarily due to (i) an increase in cash proceeds from short-term borrowings, (ii) a decrease in cash used for repayment of unsecured notes (in 2022, we redeemed the 4.750% Notes due 2025 ($450 million); in 2021 we redeemed 2.750% Notes due 2023 ($300 million) and paid down the remaining balance of our unsecured term loan ($537 million)), and (iii) an increase in dividend and distribution payments due to an increased dividend amount per share of common stock and common unit.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2022, amounted to 2.2% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of March 31, 2022, approximately 0.2 million common units of Digital Realty Trust, L.P. that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended March 31,
	2022	2021
Net Income Available to Common Stockholders	$63,100	$372,406
Adjustments:
Non-controlling interests in operating partnership	1,600	9,800
Real estate related depreciation & amortization (1)	374,162	364,697
Unconsolidated JV real estate related depreciation & amortization	29,320	19,378
Gain on real estate transactions	(2,770)	(333,921)
FFO available to common stockholders and unitholders (2)	$465,412	$432,360
Basic FFO per share and unit	$1.60	$1.50
Diluted FFO per share and unit (2)	$1.60	$1.49
Weighted average common stock and units outstanding
Basic	290,163	288,377
Diluted (2)	290,662	289,199

(1) Real estate related depreciation and amortization was
computed as follows:
Depreciation and amortization per income statement	$382,132	$369,733
Non-real estate depreciation	(7,970)	(5,036)
	$374,162	$364,697

(2)	For all periods presented, we have excluded the effect of the series C, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Weighted average common stock and units outstanding	290,163	288,377
Add: Effect of dilutive securities	499	822
Weighted average common stock and units outstanding—diluted	290,662	289,199

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2022, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$13,199.6	$12,689.0
Variable rate debt subject to interest rate swaps	2.3	2.3
Total fixed rate debt (including interest rate swaps)	13,201.9	12,691.3
Variable rate debt	1,307.1	1,307.1
Total outstanding debt	$14,509.0	$13,998.4

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2022:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$(0.0)
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	0.0
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	2.9
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(2.9)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	138.7
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(129.8)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2022, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended March 31, 2022, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2022, Digital Realty Trust, Inc. issued an aggregate of 283,852 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2022, Digital Realty Trust, L.P. issued an aggregate of 283,852 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended March 31, 2022, an aggregate of 25,344 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 258,508 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $36.7 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

4.2

Terms and Conditions of the Notes, dated as of March 28, 2022 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

4.3

Form of the 2023 Notes (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

4.4

Form of the 2027 Notes (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

10.1*

Amendment No. 2, dated as of April 5, 2022, to the Second Amended and Restated Global Senior Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, BofA Securities, Inc. and Citibank, as co-sustainability structuring agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and BofA Securities, Inc., Citibank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein.

10.2†	Form of Class D Profits Interest Unit Agreement (FFO Award).
10.3†	Form of Executive Severance Class D Profits Interest Unit Agreement (FFO Award).
10.4†	Form of Performance-Based Restricted Stock Unit Agreement (US) (FFO Award).
10.5†*	Amended Management Agreement, dated as of January 24, 2021, by and among Digital Realty Trust, Inc., DLR LLC, Interxion II B.V. and David Ruberg.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

May 6, 2022	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 6, 2022	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Financial Officer (principal financial officer)

May 6, 2022	/S/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

May 6, 2022	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 6, 2022	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Financial Officer (principal financial officer)

May 6, 2022	/s/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)