Form 10-Q
period 2022-06-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2022-08-05
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at August 3, 2022
Common Stock, $.01 par value per share	287,407,842

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2022 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. As of June 30, 2022, the Parent owned an approximate 97.8% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.2% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of  June 30, 2022, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$20,800,389	$20,762,241
Investments in unconsolidated entities	1,942,549	1,807,689
Net investments in real estate	22,742,938	22,569,930
Operating lease right-of-use assets, net	1,310,970	1,405,441
Cash and cash equivalents	99,226	142,698
Accounts and other receivables, net	797,208	671,721
Deferred rent, net	554,016	547,385
Goodwill	7,545,107	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	2,521,390	2,735,486
Other assets	385,202	359,459
Total assets	$35,956,057	$36,369,560
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,440,040	$398,172
Unsecured senior notes, net of discount	12,695,568	12,903,370
Secured and other debt, including premiums	158,699	146,668
Operating lease liabilities	1,418,540	1,512,187
Accounts payable and other accrued liabilities	1,619,222	1,543,623
Deferred tax liabilities, net	611,582	666,451
Accrued dividends and distributions	—	338,729
Security deposits and prepaid rents	341,140	336,578
Total liabilities	18,284,791	17,845,778

Redeemable noncontrolling interests	41,047	46,995
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of June 30, 2022 and December 31, 2021	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 284,734 and 284,415 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,824	2,824
Additional paid-in capital	21,091,364	21,075,863
Accumulated dividends in excess of earnings	(4,211,685)	(3,631,929)
Accumulated other comprehensive loss, net	(475,561)	(173,880)
Total stockholders’ equity	17,138,632	18,004,568
Noncontrolling interests	491,587	472,219
Total equity	17,630,219	18,476,787
Total liabilities and equity	$35,956,057	$36,369,560

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Rental and other services	$1,131,537	$1,089,395	$2,253,087	$2,177,301
Fee income and other	7,785	3,793	13,557	6,278
Total operating revenues	1,139,322	1,093,188	2,266,644	2,183,579
Operating Expenses:
Rental property operating and maintenance	421,502	383,216	857,095	744,995
Property taxes and insurance	51,049	48,498	101,273	101,001
Depreciation and amortization	376,967	368,981	759,099	738,714
General and administrative	105,776	97,492	204,289	197,486
Transactions and integration	13,586	7,075	25,554	21,195
Other	70	2,298	7,727	2,041
Total operating expenses	968,950	907,560	1,955,037	1,805,432
Operating income	170,372	185,628	311,607	378,147
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(34,088)	52,143	26,870	29,112
Gain on disposition of properties, net	—	499	2,770	334,420
Other income, net	13,008	10,124	16,059	2,938
Interest expense	(69,023)	(75,014)	(135,748)	(150,667)
Loss from early extinguishment of debt	—	—	(51,135)	(18,347)
Income tax expense	(16,406)	(47,582)	(29,650)	(55,129)
Net income	63,863	125,798	140,773	520,474
Net income attributable to noncontrolling interests	(436)	(4,544)	(4,065)	(13,300)
Net income attributable to Digital Realty Trust, Inc.	63,427	121,254	136,708	507,174
Preferred stock dividends	(10,181)	(11,885)	(20,362)	(25,399)
Gain on redemption of preferred stock	—	18,000	—	18,000
Net income available to common stockholders	$53,246	$127,369	$116,346	$499,775
Net income per share available to common stockholders:
Basic	$0.19	$0.45	$0.41	$1.78
Diluted	$0.19	$0.45	$0.41	$1.77
Weighted average common shares outstanding:
Basic	284,694	281,792	284,610	281,445
Diluted	285,110	282,434	284,980	282,076

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$63,863	$125,798	$140,773	$520,474
Other comprehensive income (loss):
Foreign currency translation adjustments	(293,913)	111,678	(307,790)	(107,324)
Increase in fair value of interest rate swaps	356	226	(988)	563
Reclassification to interest expense from interest rate swaps	41	353	(62)	712
Other comprehensive (loss) income	(293,516)	112,257	(308,840)	(106,049)
Comprehensive (loss) income	(229,653)	238,055	(168,067)	414,425
Comprehensive loss (income) attributable to noncontrolling interests	6,362	(7,285)	3,093	(10,528)
Comprehensive (loss) income attributable to Digital Realty Trust, Inc.	$(223,291)	$230,770	$(164,974)	$403,897

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of March 31, 2022	$42,734	$731,690	284,666,082	2,824	$21,069,391	$(3,916,854)	$(188,844)	$510,499	$18,208,706
Conversion of common units to common stock	—	—	2,436	—	201	—	—	(201)	—
Vesting of restricted stock, net	—	—	65,404	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	—	—	211	—	—	—	211
Net share settlement to satisfy tax withholding upon vesting	—	—	—	—	(981)	—	—	—	(981)
Amortization of unearned compensation regarding share based awards	—	—	—	—	22,420	—	—	—	22,420
Reclassification of vested share based awards	—	—	—	—	(1,746)	—	—	1,746	—
Adjustment to redeemable noncontrolling interests	(1,868)	—	—	—	1,868	—	—	—	1,868
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(348,077)	—	(8,027)	(356,104)
Contributions from (distributions to) noncontrolling interests	336	—	—	—	—	—	—	(6,032)	(6,032)
Net income	35	—	—	—	—	63,427	—	401	63,828
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(287,105)	(6,808)	(293,913)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	347	9	356
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	41	—	41
Balance as of June 30, 2022	$41,047	$731,690	284,733,922	$2,824	$21,091,364	$(4,211,685)	$(475,561)	$491,587	$17,630,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787
Conversion of common units to common stock	—	—	17,297	—	1,459	—	—	(1,459)	—
Vesting of restricted stock, net	—	—	259,424	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	—	—	(3,813)	—	—	—	(3,813)
Shares issued under employee stock purchase plan	—	—	42,188	—	4,969	—	—	—	4,969
Net share settlement to satisfy tax withholding upon vesting	—	—	—	—	(7,143)	—	—	—	(7,143)
Amortization of unearned compensation regarding share based awards	—	—	—	—	40,965	—	—	—	40,965
Reclassification of vested share based awards	—	—	—	—	(28,277)	—	—	28,277	—
Adjustment to redeemable noncontrolling interests	(7,341)	—	—	—	7,341	—	—	—	7,341
Dividends declared on preferred stock	—	—	—	—	—	(20,362)	—	—	(20,362)
Dividends and distributions on common stock and common and incentive units	(380)	—	—	—	—	(696,102)	—	(15,813)	(711,915)
Contributions from noncontrolling interests	1,703	—	—	—	—	—	—	11,527	11,527
Net income	70	—	—	—	—	136,708	—	3,995	140,703
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(300,656)	(7,134)	(307,790)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(965)	(23)	(988)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(60)	(2)	(62)
Balance as of June 30, 2022	$41,047	$731,690	284,733,922	$2,824	$21,091,364	$(4,211,685)	$(475,561)	$491,587	$17,630,219

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2021	Interests	Stock	Shares	Stock	Capital	Earnings	Income, Net	Interests	Total Equity

Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	1,340,675	13	111,384	—	—	(111,397)	—
Common stock issued in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Issuance of common stock, net of costs	—	—	477,762	5	75,433	—	—	—	75,438
Shares issued under employee stock purchase plan	—	—	29,475	—	3,427	—	—	—	3,427
Amortization of share-based compensation	—	—	—	—	49,851	—	—	—	49,851
Vesting of restricted stock, net	—	—	340,119	—	—	—	—	—	—
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(1)	(15,848)	—	—	—	(15,849)
Reclassification of vested share-based awards	—	—	—	—	(22,870)	—	—	22,870	—
Redemption of series C preferred stock	—	(219,250)	—	—	—	18,000	—	—	(201,250)
Adjustment to redeemable noncontrolling interests	1,709	—	—	—	(1,709)	—	—	—	(1,709)
Dividends declared on preferred stock	—	—	—	—	—	(25,399)	—	—	(25,399)
Dividends and distributions on common stock and common and incentive units	(362)	—	—	—	—	(655,244)	—	(16,502)	(671,746)
Contributions from (distributions to) noncontrolling interests	(2,150)	—	—	—	—	—	—	72,735	72,735
Net income	282	—	—	—	—	507,174	—	13,018	520,192
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(104,520)	(2,804)	(107,324)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	549	14	563
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	694	18	712
Balance as of June 30, 2021	$41,490	$731,690	282,603,152	$2,806	$20,844,834	$(4,153,407)	$31,733	$706,591	$18,164,247

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$140,773	$520,474
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(2,770)	(334,420)
Equity in (earnings) of unconsolidated entities	(26,870)	(29,112)
Distributions from unconsolidated entities	22,972	57,631
Depreciation and amortization	759,099	738,714
Amortization of share-based compensation	40,965	47,668
Loss from early extinguishment of debt	51,135	18,347
Straight-lined rents and amortization of above and below market leases	(16,885)	(14,908)
Amortization of deferred financing costs and debt discount / premium	9,359	9,571
Other items, net	17,024	30,586
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(248,310)	(126,688)
Increase (decrease) in accounts payable and other liabilities	37,086	(67,372)
Net cash provided by operating activities	783,578	850,491
Cash flows from investing activities:
Improvements to investments in real estate	(1,067,027)	(1,081,446)
Cash paid for assets acquired	(97,205)	(168,439)
(Investment in) proceeds from unconsolidated entities, net	(199,945)	6,131
Proceeds from sale of real estate	—	703,936
Other investing activities, net	(63,655)	(18,827)
Net cash (used in) investing activities	(1,427,832)	(558,645)
Cash flows from financing activities:
Net proceeds from credit facilities	$1,077,719	$508,169
Borrowings on secured / unsecured debt	1,125,451	1,218,650
Repayments on secured / unsecured debt	(450,737)	(886,963)
Premium paid for early extinguishment of debt	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	17,977	70,585
Proceeds from issuance of common stock, net	—	75,438
Redemption of preferred stock	—	(201,250)
Payments of dividends and distributions	(1,071,386)	(1,021,893)
Other financing activities, net	(16,271)	(21,602)
Net cash provided by (used in) financing activities	633,091	(275,348)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,163)	16,498
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31,101)	(11,637)
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$109,221	$128,513

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	June 30,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$20,800,389	$20,762,241
Investments in unconsolidated entities	1,942,549	1,807,689
Net investments in real estate	22,742,938	22,569,930
Operating lease right-of-use assets, net	1,310,970	1,405,441
Cash and cash equivalents	99,226	142,698
Accounts and other receivables, net	797,208	671,721
Deferred rent, net	554,016	547,385
Goodwill	7,545,107	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	2,521,390	2,735,486
Other assets	385,202	359,459
Total assets	$35,956,057	$36,369,560
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,440,040	$398,172
Unsecured senior notes, net	12,695,568	12,903,370
Secured and other debt, including premiums	158,699	146,668
Operating lease liabilities	1,418,540	1,512,187
Accounts payable and other accrued liabilities	1,619,222	1,543,623
Deferred tax liabilities, net	611,582	666,451
Accrued dividends and distributions	—	338,729
Security deposits and prepaid rents	341,140	336,578
Total liabilities	18,284,791	17,845,778

Redeemable noncontrolling interests	41,047	46,995
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), and 30,200 units issued and outstanding as of June 30, 2022 and December 31, 2021	731,690	731,690
Common units, 284,734 and 284,415 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	16,882,503	17,446,758
Limited Partners, 6,299 and 5,932 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	446,937	432,902
Accumulated other comprehensive loss	(490,285)	(181,445)
Total partners’ capital	17,570,845	18,429,905
Noncontrolling interests in consolidated entities	59,374	46,882
Total capital	17,630,219	18,476,787
Total liabilities and capital	$35,956,057	$36,369,560

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Rental and other services	$1,131,537	$1,089,395	$2,253,087	$2,177,301
Fee income and other	7,785	3,793	13,557	6,278
Total operating revenues	1,139,322	1,093,188	2,266,644	2,183,579
Operating Expenses:
Rental property operating and maintenance	421,502	383,216	857,095	744,995
Property taxes and insurance	51,049	48,498	101,273	101,001
Depreciation and amortization	376,967	368,981	759,099	738,714
General and administrative	105,776	97,492	204,289	197,486
Transactions and integration	13,586	7,075	25,554	21,195
Other	70	2,298	7,727	2,041
Total operating expenses	968,950	907,560	1,955,037	1,805,432
Operating income	170,372	185,628	311,607	378,147
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	(34,088)	52,143	26,870	29,112
Gain on disposition of properties, net	—	499	2,770	334,420
Other income (expense), net	13,008	10,124	16,059	2,938
Interest expense	(69,023)	(75,014)	(135,748)	(150,667)
Loss from early extinguishment of debt	—	—	(51,135)	(18,347)
Income tax expense	(16,406)	(47,582)	(29,650)	(55,129)
Net income	63,863	125,798	140,773	520,474
Net (income) loss attributable to noncontrolling interests	1,064	(1,344)	(965)	(300)
Net income attributable to Digital Realty Trust, L.P.	64,927	124,454	139,808	520,174
Preferred units distributions	(10,181)	(11,885)	(20,362)	(25,399)
Gain on redemption of preferred units	—	18,000	—	18,000
Net income available to common unitholders	$54,746	$130,569	$119,446	$512,775
Net income per unit available to common unitholders:
Basic	$0.19	$0.45	$0.41	$1.78
Diluted	$0.19	$0.45	$0.41	$1.77
Weighted average common units outstanding:
Basic	290,528	288,843	290,346	288,588
Diluted	290,944	289,485	290,716	289,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$63,863	$125,798	$140,773	$520,474
Other comprehensive income (loss):
Foreign currency translation adjustments	(293,913)	111,678	(307,790)	(107,324)
Increase in fair value of interest rate swaps	356	226	(988)	563
Reclassification to interest expense from interest rate swaps	41	353	(62)	712
Other comprehensive (loss) income	(293,516)	112,257	(308,840)	(106,049)
Comprehensive (loss) income attributable to Digital Realty Trust, L.P.	$(229,653)	$238,055	$(168,067)	$414,425
Comprehensive loss (income) attributable to noncontrolling interests	1,064	(1,344)	(965)	(300)
Comprehensive (loss) income attributable to Digital Realty Trust, L.P.	$(228,589)	$236,711	$(169,032)	$414,125

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2022	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of March 31, 2022	$42,734	30,200,000	$731,690	284,666,082	$17,155,361	6,290,465	$451,954	$(196,769)	$66,470	$18,208,706
Conversion of limited partner common units to general partner common units	—	—	—	2,436	201	(2,436)	(201)	—	—	—
Vesting of restricted common units, net	—	—	—	65,404	—	—	—	—	—	—
Payment of common unit offering costs and other, net	—	—	—	—	211	—	—	—	—	211
Issuance of limited partner common units, net	—	—	—	—	—	11,449	—	—	—	—
Net unit settlement to satisfy tax withholding upon vesting	—	—	—	—	(981)	—	—	—	—	(981)
Amortization of share-based compensation	—	—	—	—	22,420	—	—	—	—	22,420
Reclassification of vested share-based awards	—	—	—	—	(1,746)	—	1,746	—	—	—
Adjustment to redeemable partnership units	(1,868)	—	—	—	1,868	—	—	—	—	1,868
Distributions	(190)	—	—	—	(358,258)	—	(8,027)	—	—	(366,285)
Contributions from (distributions to) noncontrolling interests in consolidated entities	336	—	—	—	—	—	—	—	(6,032)	(6,032)
Net income	35	—	—	—	63,427	—	1,465	—	(1,064)	63,828
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(293,913)	—	(293,913)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	356	—	356
Other comprehensive loss—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	41	—	41
Balance as of June 30, 2022	$41,047	30,200,000	$731,690	284,733,922	$16,882,503	6,299,478	$446,937	$(490,285)	$59,374	$17,630,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2022	Interests	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	17,297	1,459	(17,297)	(1,459)	—	—	—
Vesting of restricted common units, net	—	—	—	259,424	—	—	—	—	—	—
Payment of common unit offering costs and other, net	—	—	—	—	(3,813)	—	—	—	—	(3,813)
Issuance of limited partner common units, net	—	—	—	—	—	385,004	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	42,188	4,969	—	—	—	—	4,969
Net unit settlement to satisfy tax withholding upon vesting	—	—	—	—	(7,143)	—	—	—	—	(7,143)
Amortization of share-based compensation	—	—	—	—	40,965	—	—	—	—	40,965
Reclassification of vested share-based awards	—	—	—	—	(28,277)	—	28,277	—	—	—
Adjustment to redeemable partnership units	(7,341)	—	—	—	7,341	—	—	—	—	7,341
Distributions	(380)	—	—	—	(716,464)	—	(15,813)	—	—	(732,277)
Contributions from noncontrolling interests in consolidated entities	1,703	—	—	—	—	—	—	—	11,527	11,527
Net income	70	—	—	—	136,708	—	3,030	—	965	140,703
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(307,790)	—	(307,790)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(988)	—	(988)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(62)	—	(62)
Balance as of June 30, 2022	$41,047	30,200,000	$731,690	284,733,922	$16,882,503	6,299,478	$446,937	$(490,285)	$59,374	$17,630,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2021	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of March 31, 2021	$40,097	38,250,000	$950,940	281,372,310	$16,750,580	7,741,271	$577,015	$(83,506)	$150,295	$18,345,324
Conversion of limited partner common units to general partner common units	—	—	—	698,485	57,784	(698,485)	(57,784)	—	—	—
Payment of common unit offering costs and other, net	—	—	—	477,762	75,670	—	—	—	—	75,670
Issuance of limited partner common units, net	—	—	—	—	—	12,623	—	—	—	—
Amortization of share-based compensation	—	—	—	—	21,063	—	—	—	—	21,063
Vesting of restricted common units, net	—	—	—	54,595	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(2,322)	—	2,322	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(6,131)	—	—	—	—	(6,131)
Adjustment to redeemable partnership units	1,501	—	—	—	(1,501)	—	—	—	—	(1,501)
Distributions	(181)	—	(11,885)	—	(328,279)	—	(7,801)	—	—	(347,965)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	41,055	41,055
Net income	73	—	11,885	—	109,369	—	3,127	—	1,344	125,725
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	111,678	—	111,678
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	226	—	226
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	353	—	353
Balance as of June 30, 2021	$41,490	30,200,000	$731,690	282,603,152	$16,694,233	7,055,409	$516,879	$28,751	$192,694	$18,164,247

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2021	Interests	Units	Amount	Units	Amount	Units	Amount	Income, Net	Interests	Total Capital

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	1,340,675	111,397	(1,340,675)	(111,397)	—	—	—
Common units issued in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net of offering costs	—	—	—	477,762	75,438	—	—	—	—	75,438
Issuance of limited partner common units, net	—	—	—	—	—	349,817	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	29,475	3,427	—	—	—	—	3,427
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(15,849)	—	—	—	—	(15,849)
Amortization of share-based compensation	—	—	—	—	49,851	—	—	—	—	49,851
Vesting of restricted common units, net	—	—	—	340,119	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(22,870)	—	22,870	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Adjustment to redeemable partnership units	1,709	—	—	—	(1,709)	—	—	—	—	(1,709)
Distributions	(362)	—	(25,399)	—	(655,244)	—	(16,502)	—	—	(697,145)
Contributions from (distributions to) noncontrolling interests in consolidated entities	(2,150)	—	—	—	—	—	—	—	72,735	72,735
Net income	282	—	25,399	—	481,775	—	12,718	—	300	520,192
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(107,324)	—	(107,324)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	563	—	563
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	712	—	712
Balance as of June 30, 2021	$41,490	30,200,000	$731,690	282,603,152	$16,694,233	7,055,409	$516,879	$28,751	$192,694	$18,164,247

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$140,773	$520,474
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(2,770)	(334,420)
Equity in (earnings) of unconsolidated entities	(26,870)	(29,112)
Distributions from unconsolidated entities	22,972	57,631
Depreciation and amortization	759,099	738,714
Amortization of share-based compensation	40,965	47,668
Loss from early extinguishment of debt	51,135	18,347
Straight-lined rents and amortization of above and below market leases	(16,885)	(14,908)
Amortization of deferred financing costs and debt discount / premium	9,359	9,571
Other items, net	17,024	30,586
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(248,310)	(126,688)
Increase (decrease) in accounts payable and other liabilities	37,086	(67,372)
Net cash provided by operating activities	783,578	850,491
Cash flows from investing activities:
Improvements to investments in real estate	(1,067,027)	(1,081,446)
Cash paid for assets acquired	(97,205)	(168,439)
(Investment in) proceeds from unconsolidated entities, net	(199,945)	6,131
Proceeds from sale of real estate	—	703,936
Other investing activities, net	(63,655)	(18,827)
Net cash (used in) investing activities	(1,427,832)	(558,645)
Cash flows from financing activities:
Net proceeds from credit facilities	$1,077,719	$508,169
Borrowings on secured / unsecured debt	1,125,451	1,218,650
Repayments on secured / unsecured debt	(450,737)	(886,963)
Premium paid for early extinguishment of debt	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	17,977	70,585
General partner contributions	—	75,438
General partner distributions	—	(201,250)
Payments of dividends and distributions	(1,071,386)	(1,021,893)
Other financing activities, net	(16,271)	(21,602)
Net cash provided by (used in) financing activities	633,091	(275,348)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,163)	16,498
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31,101)	(11,637)
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$109,221	$128,513

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC, and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of June 30, 2022	As of December 31, 2021
Land	$1,033,770	$1,019,723
Acquired ground lease	6,051	6,721
Buildings and improvements	22,319,146	21,914,091
Tenant improvements	706,966	684,915
	24,065,933	23,625,450
Accumulated depreciation and amortization	(6,665,118)	(6,210,281)
Investments in operating properties, net	17,400,815	17,415,169
Construction in progress and space held for development	3,362,114	3,213,389
Land held for future development	37,460	133,683
Investments in properties, net	$20,800,389	$20,762,241

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

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of June 30, 2022, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of June 30, 2022, the termination dates of these ground leases generally range from 2049 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2022 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $35.6 million and $37.4 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $73.0 million for each of the six months ended June 30, 2022 and 2021.

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

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2022	December 31, 2021
Accounts receivable – trade, net	$493,754	$399,029
Allowance for doubtful accounts	(37,799)	(28,574)
Accounts receivable, net	455,955	370,455

Accounts receivable – customer recoveries	160,577	131,538
Value-added tax receivables	81,849	104,036
Accounts receivable – installation fees	50,482	43,626
Other receivables	48,345	22,066
Accounts and other receivables, net	$797,208	$671,721

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

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2022	December 31, 2021
Deferred rent receivables	$577,723	$556,251
Allowance for deferred rent receivables	(23,707)	(8,866)
Deferred rent receivables, net	$554,016	$547,385

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments in Unconsolidated Entities

See below for a summary of our investments in unconsolidated entities accounted for under the equity method of accounting as presented in our condensed consolidated balance sheets (in thousands):

	Year	Metropolitan		Balance as of	Balance as of
Entity	Entity Formed	Area of Properties	% Ownership	June 30, 2022	December 31, 2021
Digital Core REIT (DCRU)	2021	U.S. / Canada	35%	$342,464	$343,317
Ownership interest in DCRU operating properties	2021	U.S. / Canada	10%	140,499	144,050
Ascenty	2019	Brazil / Chile / Mexico	51%	645,184	553,031
Mapletree	2019	Northern Virginia	20%	166,507	172,465
Mitsubishi	Various	Osaka / Tokyo	50%	399,786	401,509
Lumen	2012	Hong Kong	50%	69,144	68,854
Other	Various	U.S. / India / Nigeria	Various	178,965	124,463
Total				$1,942,549	$1,807,689

DCREIT – Digital Core REIT is a standalone real estate investment trust publicly-traded on the Singapore Exchange under the ticker symbol “DCRU”. Digital Core REIT owns 10 operating data center properties. The Company’s ownership interest in the units of DCRU, as well as its ownership interest in the operating properties of DCRU are collectively referred to as the Company’s investment in DCREIT. As of June 30, 2022, the Company held 35% of the outstanding DCRU units and separately owned a 10% retained interest in the underlying operating properties. The Company’s 35% interest in DCRU consisted of 392 million units and 390 million units as of June 30, 2022 and December 31, 2021, respectively. Based on the closing price per unit of $0.77 as of June 30, 2022, the fair value of the units the Company owns in DCRU was approximately $302 million. Based on the closing price per unit of $1.16 as of December 31, 2021, the fair value of the units the Company owns in DCRU was approximately $453 million. This value does not include the value of the Company’s 10% interest in the operating properties of DCRU, because the associated ownership interests are not publicly traded. The Company accounts for its investment in DCREIT as an equity method investment (and not at fair value) based on the significant influence it is able to exert on DCREIT. The Company determined that the decline in fair value of the investment in DCRU as compared to the Company’s book basis as of June 30, 2022 was temporary in nature.

Pursuant to contractual agreements with the DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. During the three and six months ended June 30, 2022, the Company earned fees pursuant to these contractual agreements of approximately $2.8 million and $5.1 million, respectively, which is recorded as fee income and other on the condensed consolidated income statement.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $22.6 million and $20.9 million as of June 30, 2022 and December 31, 2021, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at June 30, 2022 as compared to December 31, 2021 were driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies – primarily the devaluation of the Euro as compared to the U.S. dollar.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	June 30, 2022			December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,735,560	$(789,285)	$1,946,275	$2,838,842	$(721,983)	$2,116,859
Acquired in-place lease value	1,267,777	(1,016,192)	251,585	1,278,012	(995,883)	282,129
Other	94,121	(20,059)	74,062	101,869	(14,688)	87,181
Acquired above-market leases	265,367	(250,626)	14,741	268,724	(247,135)	21,589
Acquired below-market leases	(347,781)	252,627	(95,154)	(351,052)	247,877	(103,175)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $57.3 million and $66.4 million for the three months ended June 30, 2022 and 2021 respectively, and approximately $118.9 million and $134.1 million for the six months ended June 30, 2022 and 2021, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $0.3 million and a decrease of $(1.1) million for the three months ended June 30, 2022 and 2021, respectively and $0.6 million and $(2.6) million for the six months ended June 30, 2022 and 2021, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated annual amortization for each of the five succeeding years and thereafter, commencing July 1, 2022 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
Remainder of 2022	$81,641	$24,499	$4,560	$4,363	$(6,683)
2023	162,614	43,327	3,021	4,758	(12,507)
2024	162,034	37,709	1,677	2,584	(11,214)
2025	161,532	34,679	1,638	1,452	(10,225)
2026	161,097	30,619	1,442	684	(8,663)
Thereafter	1,217,357	80,752	19,941	900	(45,862)
Total	$1,946,275	$251,585	$32,279	$14,741	$(95,154)

(1)	Excludes power grid rights in the amount of approximately $41.8 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the global revolving credit facilities and unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	June 30, 2022		December 31, 2021
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	1.95%	$1,458,730	0.96%	$415,116
Unsecured senior notes	2.12%	12,792,422	2.26%	13,000,042
Secured and other debt	3.64%	159,024	3.47%	147,082
Total	2.12%	$14,410,176	2.23%	$13,562,240

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	June 30, 2022		December 31, 2021
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,590,903	24.9%	$3,141,951	23.2%
British pound sterling (£)	1,887,590	13.1%	2,117,758	15.6%
Euro (€)	7,789,612	54.1%	7,532,057	55.5%
Other	1,142,071	7.9%	770,474	5.7%
Total	$14,410,176		$13,562,240

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes our debt maturities and principal payments as of June 30, 2022 (in thousands):

	Global Revolving	Unsecured	Secured and
	Credit Facilities (1)	Senior Notes	Other Debt	Total Debt
2022	$—	$629,040	$—	$629,040
2023	—	104,725	3,081	107,806
2024	—	933,490	—	933,490
2025	—	1,168,580	—	1,168,580
2026	—	1,415,023	—	1,415,023
Thereafter	1,458,730	8,541,564	155,943	10,156,237
Subtotal	$1,458,730	$12,792,422	$159,024	$14,410,176
Unamortized net discounts	—	(36,026)	—	(36,026)
Unamortized deferred financing costs	(18,690)	(60,828)	(325)	(79,843)
Total	$1,440,040	$12,695,568	$158,699	$14,294,307
(1)	Includes amounts outstanding for the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”).

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	June 30, 2022	December 31, 2021
Floating rate notes due 2022		€300,000	$349,800	Sep 23, 2022	$314,520	$341,100
0.125% notes due 2022		€300,000	332,760	Oct 15, 2022	314,520	341,100
0.600% notes due 2023	CHF	100,000	108,310	Oct 02, 2023	104,725	-
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	629,040	682,200
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	304,450	338,300
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	487,120	541,280
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	681,460	739,050
4.750% notes due 2025		$450,000	450,000	Oct 01, 2025	-	450,000
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,127,030	1,222,275
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	287,993	301,419
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	157,087	-
3.700% notes due 2027		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	524,200	568,500
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	282,757	295,938
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	426,230	473,620
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	786,300	852,750
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	669,790	744,260
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	524,200	568,500
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,048,400	1,137,000
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	786,300	852,750
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	786,300	-
					$12,792,422	$13,000,042
Unamortized discounts, net of premiums					(36,026)	(33,612)
Deferred financing costs, net					(60,828)	(63,060)
Total unsecured senior notes, net of discount and deferred financing costs					$12,695,568	$12,903,370

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2022, we were in compliance with each of these financial covenants.

Early Extinguishment of Unsecured Senior Notes

We recognized the following losses on early extinguishment of unsecured notes:

●	During the six months ended June 30, 2022: $51.1 million primarily due to redemption of the 4.750% Notes due 2025 in February 2022.
●	During the six months ended June 30, 2021: $18.3 million primarily due to redemption of the 2.750% Notes due 2023 in February 2021.

Global Revolving Credit Facility Amendment

On April 5, 2022, the Operating Partnership entered into an amendment (the “Amendment”) to the Second Amended and Restated Global Senior Credit Agreement (the “Credit Agreement”) The Amendment provides for, among other things: (1) an increase in the size of the global revolving credit facility from $3.0 billion to $3.75 billion and (2) the transition from U.S. dollar London Interbank Offered Rate (LIBOR) to Term Secured Overnight Financing Rate (SOFR) for floating rate borrowings denominated in U.S. dollars for all purposes under the Credit Agreement.

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income available to common stockholders	$53,246	$127,369	$116,346	$499,775
Weighted average shares outstanding—basic	284,694	281,792	284,610	281,445
Potentially dilutive common shares:
Unvested incentive units	178	177	183	168
Unvested restricted stock	49	165	62	143
Market performance-based awards	189	300	125	320
Weighted average shares outstanding—diluted	285,110	282,434	284,980	282,076
Income per share:
Basic	$0.19	$0.45	$0.41	$1.78
Diluted	$0.19	$0.45	$0.41	$1.77

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income available to common unitholders	$54,746	$130,569	$119,446	$512,775
Weighted average units outstanding—basic	290,528	288,843	290,346	288,588
Potentially dilutive common units:
Unvested incentive units	178	177	183	168
Unvested restricted units	49	165	62	143
Market performance-based awards	189	300	125	320
Weighted average units outstanding—diluted	290,944	289,485	290,716	289,219
Income per unit:
Basic	$0.19	$0.45	$0.41	$1.78
Diluted	$0.19	$0.45	$0.41	$1.77

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares subject to Forward Equity Offering	6,250	—	6,250	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,834	7,051	5,735	7,143
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	—	689	—	1,082
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,536	1,317	1,494	1,390
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,615	1,385	1,571	1,461
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,649	2,272	2,577	2,397
Total	17,884	12,714	17,627	13,473

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “2020 Sales Agreement”). Pursuant to the 2020 Sales Agreement, Digital Realty Trust, Inc. was able to issue and sell common stock having an aggregate offering price of up to $1.0 billion through various named agents from time to time. The 2020 Sales Agreement was terminated on April 1, 2022 when Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into a new ATM equity offering sales agreement dated April 1, 2022 (the “2022 Sales Agreement”). At the time of the termination, $577.6 million remained unsold under the 2020 Sales Agreement. Pursuant to the 2022 Sales Agreement , Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the six months ended June 30, 2022, we had no sales under the 2022 Sales Agreement and $1.5 billion is still available.

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

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of June 30, 2022, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements could be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	284,734	97.8%	284,415	98.0%
Noncontrolling interests consist of:
Common units held by third parties	4,387	1.5%	4,389	1.5%
Incentive units held by employees and directors (see Note 12. "Incentive Plan")	1,912	0.7%	1,543	0.5%
	291,033	100.0%	290,347	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $765.8 million and $1,074.7 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2022 and December 31, 2021, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2022 (in thousands):

	Common Units	Incentive Units	Total
As of December 31, 2021	4,389	1,542	5,931
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(2)	—	(2)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(15)	(15)
Incentive units issued upon achievement of market performance condition	—	221	221
Grant of incentive units to employees and directors	—	167	167
Cancellation / forfeitures of incentive units held by employees and directors	—	(3)	(3)
As of June 30, 2022	4,387	1,912	6,299
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2022 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$348,025
May 24, 2022	June 30, 2022	2,625	3,071	4,485	348,077
		$5,250	$6,142	$8,970	$696,102
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the six months ended June 30, 2022 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$355,812
May 24, 2022	June 30, 2022	2,625	3,071	4,485	355,885
		$5,250	$6,142	$8,970	$711,697
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2021	$(212,653)	$(107)	$38,880	$(173,880)
Net current period change	(300,656)	(965)	—	(301,621)
Reclassification to interest expense from interest rate swaps	—	(60)	—	(60)
Balance as of June 30, 2022	$(513,309)	$(1,132)	$38,880	$(475,561)

Digital Realty Trust, L.P.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2021	$(219,882)	$(1,240)	$39,677	$(181,445)
Net current period change	(307,790)	(988)	—	(308,778)
Reclassification to interest expense from interest rate swaps	—	(62)	—	(62)
Balance as of June 30, 2022	$(527,672)	$(2,290)	$39,677	$(490,285)

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

The grant date fair value of the Market-Based Performance Awards was approximately $12.3 million and $25.0 million for the six months ended June 30, 2022 and 2021, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial-Based Performance Awards.

On March 4, 2022, the Company granted Financial-Based Performance Awards, based on growth in core funds from operation (“Core FFO”) during the three-year period commencing on January 1, 2022. The awards have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards is $12.3 million, based on the Company’s closing stock price at the grant date.

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

As of June 30, 2022, approximately 5.0 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended June 30,				June 30,	December 31,	compensation
Type of incentive award	2022	2021	2022	2021	2022	2021	(in years)
Long-term incentive units	$6.4	$2.8	$0.0	$—	$33.9	$19.8	2.3
Performance-based awards	5.6	6.4	0.1	0.1	46.9	39.2	2.3
Service-based restricted stock units	6.8	5.3	1.4	0.9	68.8	44.5	2.8
Interxion awards	1.1	4.1	—	—	4.6	8.5	1.1

	Six Months Ended June 30,
	2022	2021	2022	2021
Long-term incentive units	$11.6	$6.0	$0.1	$0.1
Performance-based awards	10.6	14.9	0.3	0.5
Service-based restricted stock units	12.1	9.2	2.4	1.6
Interxion awards	2.0	14.6	—	—

Activity for LTIP Units and service-based Restricted Stock Units for the six months ended June 30, 2022 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	250,468	$132.66
Granted	167,326	154.09
Vested	(127,117)	130.32
Cancelled or expired	—	—
Unvested, end of period	290,677	$146.02

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	509,369	$129.52
Granted	312,244	138.35
Vested	(169,630)	124.32
Cancelled or expired	(44,828)	133.37
Unvested, end of period	607,155	$135.23

13. Derivative Instruments

We had no material outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2022.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of June 30, 2022, we had no material interest rate swap agreements outstanding.

The derivative instruments the Company enters into typically contain provisions that would declare the Company as being in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to any default on the indebtedness. As of June 30, 2022, we did not have any material derivatives outstanding.

14. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2021 Form 10-K.

As of June 30, 2022 and December 31, 2021, the carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our global revolving credit facilities approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on June 30, 2022 and December 31, 2021 as compared to those in effect when the debt was issued or assumed.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of June 30, 2022		As of December 31, 2021
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$1,458,730	$1,458,730	$415,116	$415,116
Unsecured senior notes (1)	Level 2	11,262,417	12,792,422	13,580,262	13,000,042
Secured and other debt (1)	Level 2	153,543	159,024	152,511	147,082
		$12,874,690	$14,410,176	$14,147,889	$13,562,240
(1)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2022, we had open commitments, including amounts reimbursable by customers of approximately $55.1 million, related to construction contracts of approximately $1.9 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2022, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of June 30, 2022, and December 31, 2021:

	Balance as of
(Amounts in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$99,226	$142,698
Restricted cash (included in other assets)	9,995	8,787
Total	$109,221	$151,485

We paid $144.1 million and $151.7 million for interest, net of amounts capitalized, for the six months ended June 30, 2022 and 2021, respectively.

We paid $8.8 million and $12.7 million for income taxes, net of refunds, for the six months ended June 30, 2022 and 2021, respectively.

Accrued construction related costs totaled $469.6 million and $370.3 million as of June 30, 2022 and 2021, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Segment and Geographic Information

Most of the Company’s largest customers are global entities that transact with the Company across multiple geographies worldwide. The Company manages critical decisions around development, operations, and leasing globally based on customer demand considerations to best address the needs of its global customers. In this regard, the Company manages customer relationships on a global basis in order to achieve consistent sales and delivery experience of our products for our customers. In order to best accommodate the needs of our current and potential global customers, the Company manages its operations as a single global business – with one operating segment and, therefore, one reporting segment. A breakout of the Company’s Operating Revenues, Investments in Properties, net, and Operating lease right-of-use assets, net by geography is shown below.

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Inside the United States	$679.7	$686.4	$1,344.8	$1,377.3
Outside the United States	459.7	406.8	921.8	806.3
Revenue Outside of U.S. %	40.3%	37.2%	40.7%	36.9%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
(Amounts in millions)	2022	2021	2022	2021
Inside the United States	$11,197.9	$11,167.9	$692.6	$719.1
Outside the United States	9,602.5	9,594.3	618.4	686.4

Net Assets in Foreign Operations	$2,990.5	$3,865.4

18. Subsequent Events

On August 1, 2022, we completed the acquisition of a 55% majority interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa. The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and a partial settlement of the forward sale agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, expected settlement and use of proceeds from our forward sale agreements, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact on our, our customers’ and our suppliers’ operations during a pandemic, such as COVID-19; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions, including impacts of inflation; global supply chain or procurement disruptions, or increased supply chain costs; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

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

Summary of 2022 Significant Activities

We completed the following significant activities during the six months ended June 30, 2022:

●	In December 2021 we entered into a definitive agreement to acquire a majority stake in Teraco, South Africa’s leading carrier-neutral colocation provider, in a transaction valuing Teraco at approximately $3.5 billion. The transaction closed on August 1, 2022.
●	In January, we issued and sold €750.0 million aggregate principal amount of 1.375% Guaranteed Notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €737.5 million (approximately $835.3 million based on the exchange rate on January 18, 2022) after deducting managers’ discounts and estimated offering expenses.
●	In February, we redeemed $450.0 million of 4.750% Notes due 2025. As part of this redemption, we recorded a $51.1 million loss on extinguishment of debt.
●	In March, we issued and sold CHF 100 million aggregate principal amount of 0.600% Guaranteed Notes due 2023 (the “2023 Notes”) and CHF 150 million aggregate principal amount of 1.700% Guaranteed Notes due 2027 (the “2027 Notes” and, together with the 2023 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 248.6 million (approximately $269.2 million based on the exchange rate on March 30, 2022) after deducting the managers’ commissions and certain offering expenses.
●	In June, we announced the formation of a joint venture with Mivne Real Estate (K.D.). The joint venture will operate under the brand name Digital Realty Mivne and will develop a multi-tenant data center campus in Israel.

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

	As of June 30, 2022					As of December 31, 2021
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	116	22,142,838	2,790,213	815,238	85.0%	114	21,751,638	2,327,121	900,357	85.4%
Europe	114	7,872,464	4,163,626	188,153	77.5%	107	7,549,209	3,125,451	191,094	74.6%
Asia Pacific	12	1,577,915	495,920	87,660	79.7%	12	1,355,243	806,252	—	76.2%
Africa	4	25,834	43,876	—	59.0%	4	25,825	40,965	—	58.5%
Consolidated Portfolio	246	31,619,051	7,493,635	1,091,051	82.8%	237	30,681,914	6,299,789	1,091,451	82.5%
Managed Unconsolidated Portfolio	16	2,383,729	—	—	95.2%	16	2,383,729	—	—	95.2%
Non-Managed Unconsolidated Portfolio	35	2,800,027	795,769	1,569,641	86.2%	34	2,565,185	930,670	1,591,004	86.0%
Total Portfolio	297	36,802,807	8,289,404	2,660,692	83.9%	287	35,630,828	7,230,460	2,682,456	83.6%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of June 30, 2022, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the six months ended June 30, 2022:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,055,093	$238.62	$246.62	3.4%	$0.29	1.5
> 1 MW	313,997	$167.43	$182.43	9.0%	$47.69	3.0
Other (6)	678,425	$39.06	$47.37	21.3%	$16.94	12.0
New Leases Signed (5)
0 — 1 MW	323,841	—	$229.02	—	$9.82	3.7
> 1 MW	1,330,732	—	$136.60	—	$3.16	8.5
Other (6)	71,020	—	$24.50	—	$2.39	2.9
Leasing Activity Summary
0 — 1 MW	1,378,934		$242.49
> 1 MW	1,644,728		$145.35
Other (6)	749,445		$45.20
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2022 to 2023.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
June 30, 2022
Metropolitan Area	total annualized rent (1)
Northern Virginia	18.7%
Chicago	9.1%
New York	6.2%
London	5.8%
Frankfurt	5.8%
Silicon Valley	5.6%
Dallas	5.4%
Singapore	5.3%
Sao Paulo	4.5%
Amsterdam	4.1%
Paris	2.2%
San Francisco	1.9%
Portland	1.8%
Phoenix	1.8%
Atlanta	1.5%
Other	20.3%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the six months ended June 30, 2022 was approximately $55.1 million.

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

Results of Operations

As a result of the consistent and significant growth in our business since the first property acquisition in 2002, we evaluate period-to-period results for revenue and property level operating expenses on a stabilized versus non-stabilized portfolio basis.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the six months ended June 30, 2022 as compared to December 31, 2021 is shown below.

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2021	17,095,366	13,586,548	30,681,914
New development and space reconfigurations	9,963	477,254	487,217
Transfers to stabilized from unstabilized	6,823,169	(6,822,308)	861
Addition to unstabilized	—	449,059	449,059
As of June 30, 2022	23,928,498	7,690,553	31,619,051

Comparison of the Results of Operations for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Stabilized	$863,188	$887,660	$(24,472)	(2.8)%	$1,735,114	$1,779,575	$(44,461)	(2.5)%
Non-Stabilized	268,349	201,735	66,614	33.0%	517,973	397,726	120,247	30.2%
Rental and other services	1,131,537	1,089,395	42,142	3.9%	2,253,087	2,177,301	75,786	3.5%
Fee income and other	7,785	3,793	3,992	105.2%	13,557	6,278	7,279	115.9%
Total operating revenues	$1,139,322	$1,093,188	$46,134	4.2%	$2,266,644	$2,183,579	$83,065	3.8%

Total operating revenues increased by approximately $46.1 million and $83.1 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven primarily by growth in non-stabilized rental and other services revenue.

Stabilized rental and other services revenue decreased $24.5 million in the three months ended June 30, 2022, compared to the same period in 2021 primarily due to a $35.2 million unfavorable foreign currency translation effect (primarily related to weaking of the Euro and British pound sterling versus the U.S. dollar) partially offset by a net increase in tenant reimbursements related to higher utility consumption of $13.4 million.

Stabilized rental and other services revenue decreased $44.5 million in the six months ended June 30, 2022, compared to the same period in 2021, primarily due to a $54.7 million unfavorable foreign currency translation effect (primarily due to the Euro and British pound sterling versus the U.S. dollar), and a $15.1 million increase in bad debt and straight-line rent reserves, partially offset by a net increase in tenant reimbursements related to higher utility consumption of $20.4 million.

Non-stabilized rental and other services revenue increased $66.6 million in the three months ended June 30, 2022, compared to the same period in 2021 driven primarily by:

(i)	an increase of $73.4 million due to the completion of global development pipeline and related lease up operating activities;
(ii)	$26.2 million generated from an APAC property, which was not operational for the three months ended March 31, 2021;
(iii)	offset by a $27.4 million decrease from the impact of properties sold in 2021 and the unfavorable foreign currency translation effect primarily due to the Euro versus the U.S. dollar of approximately $8.7 million.

Non-stabilized rental and other services revenue increased $120.2 million in the six months ended June 30, 2022, compared to the same period in 2021, driven primarily by:

(i)	an increase of $148.4 million due to the completion of global development pipeline and related lease up operating activities;
(ii)	$58.4 million generated from an APAC property, which was not operational for the three months ended March 31, 2021;

(iii)	offset by a $68.3 million decrease from the impact of properties sold in 2021 and the unfavorable foreign currency translation effect primarily due to the Euro versus the U.S. dollar of approximately $13.1 million.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Stabilized	$317,625	$312,250	$5,375	1.7%	$643,989	$633,048	$10,941	1.7%
Non-Stabilized	103,877	70,966	32,911	46.4%	213,106	111,947	101,159	90.4%
Rental property operating and maintenance	421,502	383,216	38,286	10.0%	857,095	744,995	112,100	15.0%

Stabilized	40,868	38,692	2,176	5.6%	81,337	79,322	2,015	2.5%
Non-Stabilized	10,181	9,806	375	3.8%	19,936	21,679	(1,743)	(8.0)%
Property taxes and insurance	51,049	48,498	2,551	5.3%	101,273	101,001	272	0.3%

Total Property Level Expenses	$472,551	$431,714	$40,837	9.5%	$958,368	$845,996	$112,372	13.3%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Stabilized property operating and maintenance expenses increased by approximately $5.4 million in the three months ended June 30, 2022, compared to the same period in 2021 primarily due to:

(i)	$17.6 million increase in utility consumption and higher rates at certain properties in the stabilized portfolio;
(ii)	offset by a $12.2 million decrease in rental property operating expenses as a result of the expiration of enhanced COVID janitorial and security screening protocols and data center labor.

Stabilized property operating and maintenance expenses increased $10.9 million in the six months ended June 30, 2022, compared to the same period in 2021 primarily due to:

(i)	$26.7 million increase in utility consumption and higher rates at certain properties in the stabilized portfolio;
(ii)	offset by a $15.8 million decrease in rental property operating expenses as a result of the expiration of enhanced COVID janitorial and security screening protocols and data center labor.

Non-stabilized property operating and maintenance expenses increased $32.9 million and $101.2 million in three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher utility consumption in a growing portfolio of recently completed development sites of approximately $20.8 million and $76.9 million, respectively.

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

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization), or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the three and six months ended June 30, 2022 and 2021 is shown below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Depreciation and amortization	$376,967	$368,981	$7,986	2.2%	$759,099	$738,714	$20,385	2.8%
General and administrative	105,776	97,492	8,284	8.5%	204,289	197,486	6,803	3.4%
Transaction, integration and other expense	13,586	7,075	6,511	92.0%	25,554	21,195	4,359	20.6%
Other	70	2,298	(2,228)	97%	7,727	2,041	5,686	278.6%
Total Other Operating Expenses	496,399	475,846	20,553	4.3%	996,669	959,436	37,233	3.9%
Property level operating expenses	472,551	431,714	40,837	9.5%	958,368	845,996	112,372	13.3%
Total Operating Expenses	$968,950	$907,560	61,390	6.8%	$1,955,037	$1,805,432	149,605	8.3%

Equity in earnings (loss) of unconsolidated entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $86.0 million and $2.2 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The foreign exchange remeasurement of debt associated with our Ascenty unconsolidated entity creates volatility in our equity in earnings.

Gain on Disposition of Properties, Net

Gain on disposition of properties decreased approximately $0.5 million and $331.7 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, because we recognized a gain of approximately $333.3 million in March 2021 associated with sale of a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total purchase consideration of approximately $680.0 million.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $32.8 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to the redemption of the 4.750% Notes due 2025 in February 2022, which resulted in a $51.1 million loss, offset by the redemption 2.750% Notes due 2023 in February 2021, which resulted in a $18.3 million loss.

Income Tax Expense

Income tax expense decreased by $31.2 million and $25.5 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease was driven primarily by an increase in the corporate tax rate that increased deferred tax expense in the United Kingdom from 19% to 25% during the quarter ended June 30, 2021.

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

Our Parent and our Operating Partnership were parties to an at-the-market (ATM) equity offering sales agreement dated January 4, 2019, as amended in 2020 (the “2020 Sales Agreement”). In accordance with the 2020 Sales Agreement, following the date of the 2020 amendment, Digital Realty Trust, Inc. could offer and sell shares of its common stock having an aggregate offering price of up to $1.0 billion. The 2020 Sales Agreement was terminated when Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into a new ATM equity offering sales agreement dated April 1, 2022 (the “2022 Sales Agreement”). At the time of the termination, $577.6 million remained unsold under the 2020 Sales Agreement. Pursuant to the 2022 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. The sales of common stock made under the 2022 Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the six months ended June 30, 2022, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of June 30, 2022, we had $99.2 million of cash and cash equivalents, excluding $10.0 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At June 30, 2022, we had open commitments, related to construction contracts of approximately $1.9 billion, including amounts reimbursable of approximately $55.1 million.

We currently expect to incur approximately $1.3 billion to $1.5 billion of capital expenditures for our development programs during the six months ending December 31, 2022. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

On August 1, 2022, we completed the acquisition of a 55% majority interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa. The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and a partial settlement of the forward sale agreements. The transaction is expected to position Digital Realty as the premier data center and connectivity provider on the African continent.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of June 30, 2022				As of December 31, 2021
	Net Rentable	Current	Future		Net Rentable	Current	Future
(dollars in thousands)	Square Feet (1)	Investment (2)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$37,460	$—	$37,460	N/A	$133,683	$—	$133,683
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,036,470	$—	$1,036,470	N/A	$974,464	$—	$974,464
Space Held for Development (6)	1,091,051	232,514	—	232,514	1,091,451	210,903	—	210,903
Base Building Construction	3,384,304	510,711	633,859	1,144,570	3,319,999	545,529	460,595	1,006,124
Data Center Construction	4,109,331	1,493,446	2,834,864	4,328,310	2,979,791	1,409,403	1,825,369	3,234,772
Equipment Pool and Other Inventory	N/A	14,926	—	14,926	N/A	7,881	—	7,881
Campus, Tenant Improvements and Other	N/A	74,047	136,184	210,231	N/A	65,209	99,118	164,327
Total Construction in Progress and Land Held for Future Development	8,584,686	$3,399,574	$3,604,907	$7,004,481	7,391,241	$3,347,072	$2,385,082	$5,732,154
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through June 30, 2022.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2021.
(5)	Represents approximately 803 acres as of June 30, 2022 and approximately 849 acres as of December 31, 2021.
(6)	Excludes space held for development through unconsolidated entities.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 7.5 million square feet of Turn Key Flex® and Powered Base Building® product. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Development projects	$897,251	$945,735
Enhancement and improvements	8,697	160
Recurring capital expenditures	90,267	78,753
Total capital expenditures (excluding indirect costs)	$996,215	$1,024,648

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the six months ended June 30, 2022 and 2021 were $70.8 million and $56.8 million, respectively. Capitalized interest comprised approximately $28.9 million and $23.0 million of the total indirect costs capitalized for the six months ended June 30, 2022 and 2021, respectively. Capitalized interest in the six months ended June 30, 2022 increased, compared to the same period in 2021, due to an increase in qualifying activities.

Excluding capitalized interest, indirect costs in the six months ended June 30, 2022 increased compared to the same period in 2021 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2022.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness, non-core asset sales and/or contributions to capital partner vehicles and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of August 3, 2022, we had approximately $0.8 billion of borrowings available under our global revolving credit facilities.

Our global revolving credit facilities provide for borrowings up to $4.05 billion (including approximately $0.3 billion available to be drawn on the Yen revolving credit facility). We have the ability from time to time to increase the size of the global revolving credit facility by up to $750 million, subject to the receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available. These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices.

We have used and intend to use available borrowings under the global revolving credit facilities to fund our liquidity requirements from time to time.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the six months ended June 30, 2022, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of June 30, 2022 (in millions):

Debt Summary:
Fixed rate	$12,620.8
Variable rate debt subject to interest rate swaps	8.0
Total fixed rate debt (including interest rate swaps)	12,628.8
Variable rate—unhedged	1,781.4
Total	$14,410.2
Percent of Total Debt:
Fixed rate (including swapped debt)	87.6%
Variable rate	12.4%
Total	100.0%

Effective Interest Rate as of June 30, 2022
Fixed rate (including hedged variable rate debt)	2.19%
Variable rate	1.67%
Effective interest rate	2.25%

Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2022 of $129.83). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P.’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month USD LIBOR, EURIBOR, SONIA, SORA, BBR, HIBOR, TIBOR, CDOR, and for Korean Won the base CD rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2022, our debt had a weighted average term to initial maturity of approximately 5.7 years (or approximately 5.8 years assuming exercise of extension options).

As of June 30, 2022, our pro-rata share of secured debt of unconsolidated entities was approximately $788.8 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$783,578	$850,491	$(66,913)
Net cash (used in) investing activities	(1,427,832)	(558,645)	(869,187)
Net cash provided by (used in) financing activities	633,091	(275,348)	908,439
Net increase in cash, cash equivalents and restricted cash	$(11,163)	$16,498	$(27,661)

The changes in the activities that comprise the increase in net cash used in investing activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 consisted of the following amounts (in thousands).

Change
Decrease in cash used for improvements to investments in real estate	$14,419
Increase in cash contributed to investments in unconsolidated entities	(206,076)
Decrease in net cash provided by proceeds from sale of real estate	(703,936)
Other changes	26,406
Increase in net cash used in investing activities	$(869,187)

The increase in net cash used in investing activities was primarily due to (i) sale of investments related to the sale of 11 data centers in Europe in March 2021, (ii) investments in various unconsolidated entities, offset by (iii) a decrease in cash used for improvements to investments in real estate.

Change
Increase in cash used in/provided by short-term borrowings	$569,550
Decrease in cash provided by proceeds from secured / unsecured debt	(93,199)
Decrease in cash used for repayment on secured / unsecured debt	436,226
Increase in cash used for dividend and distribution payments	(49,493)
Other changes	45,355
Increase in net cash provided by financing activities	$908,439

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

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2022, amounted to 2.2% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of June 30, 2022, approximately 0.2 million common units of Digital Realty Trust, L.P. that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income Available to Common Stockholders	$53,246	$127,369	$116,346	$499,775
Adjustments:
Non-controlling interests in operating partnership	1,500	3,200	3,100	13,000
Real estate related depreciation and amortization (1)	369,327	363,640	743,489	728,337
Unconsolidated JV real estate related depreciation and amortization	29,022	20,983	58,341	40,361
Gain on real estate transactions	(1,144)	(499)	(3,914)	(334,420)
FFO available to common stockholders and unitholders (2)	$451,951	$514,693	$917,362	$947,053
Basic FFO per share and unit	$1.56	$1.78	$3.16	$3.28
Diluted FFO per share and unit (2)	$1.55	$1.78	$3.16	$3.27
Weighted average common stock and units outstanding
Basic	290,528	288,843	290,346	288,588
Diluted (2)	290,944	289,485	290,716	289,219

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$376,967	$368,981	759,099	738,714
Non-real estate depreciation	(7,640)	(5,341)	(15,610)	(10,377)
	$369,327	$363,640	$743,489	$728,337

(2)	For all periods presented, we have excluded the effect of the series C, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common stock and units outstanding	290,528	288,843	290,346	288,588
Add: Effect of dilutive securities	416	642	370	631
Weighted average common stock and units outstanding—diluted	290,944	289,485	290,716	289,219

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2022, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,620.8	$11,085.3
Variable rate debt subject to interest rate swaps	8.0	8.0
Total fixed rate debt (including interest rate swaps)	12,628.8	11,093.3
Variable rate debt	1,781.4	1,781.4
Total outstanding debt	$14,410.2	$12,874.7

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2022:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$(0.1)
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	0.1
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	4.6
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(4.6)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	159.8
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(143.9)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2022, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 continue to apply to our business and should be supplemented with the following risk factor:

Many of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.

In recent months, the consumer price index has increased substantially. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs and maintenance, utilities, security and insurance. With regard to utilities expense, which is our largest expense category, the vast majority of the expense is passed directly through to our customers which significantly mitigates our exposure to increases in power costs.  For our other operating expenses, we expect to recover some increases from our customers through our existing lease structures, annual rent escalations or from the resetting of rents from our renewal and re-leasing activities. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that the impact of inflation will be adequately offset by some of our annual rent escalations contained in our leases, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of higher operating expenses resulting from inflationary pressure. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our customer contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Our general and administrative expenses consist primarily of compensation costs and professional service fees. Rising inflation rates may require us to provide compensation increases beyond historical annual increases, which may unexpectedly or significantly increase our compensation costs. Similarly, professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development projects, including, but not limited to, costs of construction equipment and materials, labor and services from third-party contractors and suppliers. We rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor and services for our construction projects. Certain increases in the costs of construction equipment and materials can often be managed in our development projects through either general budget contingencies built into our overall construction cost estimates for each of our projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our development projects, which may adversely impact our returns on our investments. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended June 30, 2022, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2022, Digital Realty Trust, Inc. issued an aggregate of 28,392 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2022, Digital Realty Trust, L.P. issued an aggregate of 28,392 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended June 30, 2022, an aggregate of 51,998 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 23,606 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $36.0 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by
		Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

2.1	Amendment No. 1 to Purchase Agreement dated as of January 23, 2020, by and among Digital Realty Trust, Inc., Digital Intrepid Holding B.V. and InterXion Holding N.V.	8-K	001-32336	01/27/2020	2.1
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-Q	001-32336 and 000-54023	05/11/2020	3.1
3.2	Eighth Amended and Restated Bylaws of Digital Realty Trust, Inc.	10-K	001-32336 and 000-54023	02/25/2019	3.02
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
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

		10-Q	001-32336 and 000-54023	05/06/2022	10.1
10.2†	Transition and Consulting Agreement, dated as of July 26, 2022, by and among Digital Realty Trust, Inc., DLR LLC and David Ruberg.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.	X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.	X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.	X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Equity/Capital for the three and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

August 5, 2022	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 5, 2022	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Financial Officer (principal financial officer)

August 5, 2022	/S/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

August 5, 2022	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 5, 2022	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Financial Officer (principal financial officer)

August 5, 2022	/s/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)