Form 10-Q
period 2022-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2022-11-04
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at November 2, 2022
Common Stock, $.01 par value per share	287,522,275

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2022 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. As of September 30, 2022, the Parent owned an approximate 97.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of September 30, 2022, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

On August 1, 2022, we completed the acquisition of an indirect controlling interest in Teraco Data Environments (Pty) Ltd (“Teraco”). Certain portfolio information regarding Teraco is excluded from Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. Specifically, Teraco has been excluded from data regarding: new metropolitan areas in which we do business, the number of data centers we own/operate, square footage, development projects, occupancy percentages, and lease terms. Teraco’s financial information is included in our condensed consolidated financial statements and the associated notes to those financial statements.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$22,306,537	$20,762,241
Investments in unconsolidated entities	1,912,958	1,807,689
Net investments in real estate	24,219,495	22,569,930
Operating lease right-of-use assets, net	1,253,393	1,405,441
Cash and cash equivalents	176,969	142,698
Accounts and other receivables, net	861,117	671,721
Deferred rent, net	556,198	547,385
Goodwill	8,728,105	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	3,035,861	2,735,486
Other assets	384,079	359,459
Total assets	$39,215,217	$36,369,560
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$2,255,139	$398,172
Unsecured term loans, net	729,976	—
Unsecured senior notes, net of discount	12,281,410	12,903,370
Secured and other debt, including premiums	491,984	146,668
Operating lease liabilities	1,363,712	1,512,187
Accounts payable and other accrued liabilities	1,621,406	1,543,623
Deferred tax liabilities, net	1,145,097	666,451
Accrued dividends and distributions	—	338,729
Security deposits and prepaid rents	341,552	336,578
Total liabilities	20,230,276	17,845,778

Redeemable noncontrolling interests	1,429,920	46,995
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of September 30, 2022 and December 31, 2021	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 287,508 and 284,415 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,851	2,824
Additional paid-in capital	21,528,384	21,075,863
Accumulated dividends in excess of earnings	(4,336,201)	(3,631,929)
Accumulated other comprehensive loss, net	(862,804)	(173,880)
Total stockholders’ equity	17,063,920	18,004,568
Noncontrolling interests	491,101	472,219
Total equity	17,555,021	18,476,787
Total liabilities and equity	$39,215,217	$36,369,560

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Rental and other services	$1,184,165	$1,110,904	$3,437,252	$3,288,205
Fee income and other	7,918	22,232	21,475	28,510
Total operating revenues	1,192,083	1,133,136	3,458,727	3,316,715
Operating Expenses:
Rental property operating and maintenance	477,731	406,329	1,334,826	1,151,324
Property taxes and insurance	43,862	60,633	145,135	161,634
Depreciation and amortization	388,704	369,035	1,147,803	1,107,749
General and administrative	97,447	98,460	301,736	295,946
Transactions and integration	25,862	13,804	51,416	34,999
Other	1,096	510	8,823	2,551
Total operating expenses	1,034,702	948,771	2,989,739	2,754,203
Operating income	157,381	184,365	468,988	562,512
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(12,254)	40,884	14,616	69,996
Gain (loss) on disposition of properties, net	173,990	(635)	176,760	333,785
Other income (expenses), net	15,752	(2,947)	31,811	(9)
Interest expense	(76,502)	(71,417)	(212,250)	(222,084)
Loss from early extinguishment of debt	—	—	(51,135)	(18,347)
Income tax expense	(19,576)	(13,709)	(49,226)	(68,838)
Net income	238,791	136,541	379,564	657,015
Net income attributable to noncontrolling interests	(1,716)	(2,266)	(5,781)	(15,566)
Net income attributable to Digital Realty Trust, Inc.	237,075	134,275	373,783	641,449
Preferred stock dividends	(10,181)	(10,181)	(30,543)	(35,580)
Gain on redemption of preferred stock	—	—	—	18,000
Net income available to common stockholders	$226,894	$124,094	$343,240	$623,869
Net income per share available to common stockholders:
Basic	$0.79	$0.44	$1.20	$2.21
Diluted	$0.75	$0.44	$1.15	$2.21
Weighted average common shares outstanding:
Basic	286,693	283,106	285,312	282,005
Diluted	296,415	283,800	294,257	282,673

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$238,791	$136,541	$379,564	$657,015
Other comprehensive income (loss):
Foreign currency translation adjustments	(535,246)	(147,120)	(843,036)	(254,444)
Increase in fair value of interest rate swaps	7,154	209	6,166	772
Reclassification to interest expense from interest rate swaps	(1,092)	358	(1,154)	1,070
Other comprehensive loss	(529,184)	(146,553)	(838,024)	(252,602)
Comprehensive (loss) income	(290,393)	(10,012)	(458,460)	404,413
Comprehensive loss (income) attributable to noncontrolling interests	140,225	995	143,319	(9,533)
Comprehensive (loss) income attributable to Digital Realty Trust, Inc.	$(150,168)	$(9,017)	$(315,141)	$394,880

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2022	$41,047	$731,690	284,733,922	2,824	$21,091,364	$(4,211,685)	$(475,561)	$491,587	$17,630,219

Conversion of common units to common stock	—	—	6,253	—	503	—	—	(503)	—
Vesting of restricted stock, net	—	—	45,630	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	2,658,539	27	399,695	—	—	—	399,722
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	63,863	—	11,684	—	—	—	11,684
Amortization of unearned compensation regarding share based awards	—	—	—	—	21,288	—	—	—	21,288
Reclassification of vested share based awards	—	—	—	—	(933)	—	—	933	—
Adjustment to redeemable noncontrolling interests	(4,783)	—	—	—	4,783	—	—	—	4,783
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(351,410)	—	(7,314)	(358,724)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	10,379	10,379
Net income/(loss)	(3,423)	—	—	—	—	237,075	—	5,139	242,214
Other comprehensive loss—foreign currency translation adjustments	(132,821)	—	—	—	—	—	(393,166)	(9,259)	(402,425)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	7,015	139	7,154
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—		—	—	—	—	(1,092)	—	(1,092)
Balance as of September 30, 2022	$1,429,920	$731,690	287,508,207	$2,851	$21,528,384	$(4,336,201)	$(862,804)	$491,101	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787

Conversion of common units to common stock	—	—	23,550	—	1,962	—	—	(1,962)	—
Vesting of restricted stock, net	—	—	305,054	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	2,700,727	27	400,851	—	—	—	400,878
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	63,863	—	4,541	—	—	—	4,541
Amortization of unearned compensation regarding share based awards	—	—	—	—	62,253	—	—	—	62,253
Reclassification of vested share based awards	—	—	—	—	(29,210)	—	—	29,210	—
Adjustment to redeemable noncontrolling interests	(12,124)	—	—	—	12,124	—	—	—	12,124
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,047,512)	—	(23,127)	(1,070,639)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests	1,703	—	—	—	—	—	—	21,906	21,906
Net income/(loss)	(3,353)	—	—	—	—	373,783	—	9,134	382,917
Other comprehensive loss—foreign currency translation adjustments	(132,821)	—	—	—	—	—	(693,822)	(16,393)	(710,215)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	6,050	116	6,166
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(1,152)	(2)	(1,154)
Balance as of September 30, 2022	$1,429,920	$731,690	287,508,207	$2,851	$21,528,384	$(4,336,201)	$(862,804)	$491,101	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2021	Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of June 30, 2021	$41,490	$731,690	282,603,152	$2,806	$20,844,834	$(4,153,407)	$31,733	$706,591	$18,164,247
Conversion of common units to common stock	—	—	562,151	6	46,509	—	—	(46,515)	—
Issuance of common stock, net of costs	—	—	583,181	6	92,865	—	—	—	92,871
Shares issued under employee stock purchase plan	—	—	52,654	—	6,468	—	—	—	6,468
Amortization of share-based compensation	—	—	—	—	19,427	—	—	—	19,427
Vesting of restricted stock, net	—	—	45,664	—	—	—	—	—	—
Net share settlement to satisfy tax withholding upon vesting	—	—	—	—	(701)	—	—	—	(701)
Reclassification of vested share-based awards	—	—	—	—	(138)	—	—	138	—
Adjustment to redeemable noncontrolling interests	(938)	—	—	—	938	—	—	—	938
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(181)	—	—	—	—	(329,720)	—	(7,277)	(336,997)
Contributions from noncontrolling interests in consolidated entities	484	—	—	—	—	—	—	37,380	37,380
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income	65	—	—	—	—	134,275	—	2,201	136,476
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(143,847)	(3,273)	(147,120)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	204	5	209
Other comprehensive loss—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	350	8	358
Balance as of September 30, 2021	$40,920	$731,690	283,846,802	$2,818	$21,010,202	$(4,359,033)	$(111,560)	$492,242	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2021	Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	1,902,826	19	157,893	—	—	(157,912)	—
Common stock issued in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Issuance of common stock, net of costs	—	—	1,060,943	11	168,298	—	—	—	168,309
Shares issued under employee stock purchase plan	—	—	82,129	—	9,895	—	—	—	9,895
Amortization of share-based compensation	—	—	—	—	69,278	—	—	—	69,278
Vesting of restricted stock, net	—	—	385,783	—	—	—	—	—	—
Net share settlement to satisfy tax withholding upon vesting	—	—	—	(1)	(16,549)	—	—	—	(16,550)
Reclassification of vested share-based awards	—	—	—	—	(23,008)	—	—	23,008	—
Redemption of series C preferred stock	—	(219,250)	—	—	—	18,000	—	—	(201,250)
Adjustment to redeemable noncontrolling interests	771	—	—	—	(771)	—	—	—	(771)
Dividends declared on preferred stock	—	—	—	—	—	(35,580)	—	—	(35,580)
Dividends and distributions on common stock and common and incentive units	(543)	—	—	—	—	(984,964)	—	(23,779)	(1,008,743)
Contributions from (distributions to) noncontrolling interests in consolidated entities	(1,666)	—	—	—	—	—	—	110,115	110,115
Deconsolidation of consolidated joint venture								(197,016)	(197,016)
Net income	347	—	—	—	—	641,449	—	15,219	656,668
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(248,367)	(6,077)	(254,444)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	753	19	772
Other comprehensive loss—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,044	26	1,070
Balance as of September 30, 2021	$40,920	$731,690	283,846,802	$2,818	$21,010,202	$(4,359,033)	$(111,560)	$492,242	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$379,564	$657,015
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(176,760)	(333,785)
Equity in earnings of unconsolidated entities	(14,616)	(69,996)
Distributions from unconsolidated entities	34,587	62,649
Depreciation and amortization	1,147,803	1,107,749
Amortization of share-based compensation	62,253	66,036
Loss from early extinguishment of debt	51,135	18,347
Straight-lined rents and amortization of above and below market leases	(38,190)	5,322
Amortization of deferred financing costs and debt discount / premium	13,764	14,319
Other items, net	14,511	4,191
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(276,953)	(241,104)
Increase (decrease) in accounts payable and other liabilities	5,866	(40,454)
Net cash provided by operating activities	1,202,964	1,250,289
Cash flows from investing activities:
Improvements to investments in real estate	(1,753,520)	(1,748,075)
Cash paid for business combination / asset acquisitions, net of cash acquired	(1,877,092)	(168,439)
(Investment in) proceeds from unconsolidated entities, net	(240,541)	9,306
Proceeds from sale of real estate	203,995	719,764
Other investing activities, net	(60,776)	7,627
Net cash used in investing activities	(3,727,934)	(1,179,817)
Cash flows from financing activities:
Net proceeds from credit facilities	$1,968,149	$323,441
Borrowings on secured / unsecured debt	2,426,865	1,816,178
Repayments on secured / unsecured debt	(741,347)	(886,968)
Premium paid for early extinguishment of debt	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	17,977	108,448
Proceeds from issuance of common stock, net	400,878	168,309
Redemption of preferred stock	—	(201,250)
Payments of dividends and distributions	(1,440,481)	(1,369,251)
Other financing activities, net	(14,851)	(19,595)
Net cash provided by (used in) financing activities	2,567,528	(77,170)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,558	(6,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,098)	10,138
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$185,944	$127,092

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	September 30,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$22,306,537	$20,762,241
Investments in unconsolidated entities	1,912,958	1,807,689
Net investments in real estate	24,219,495	22,569,930
Operating lease right-of-use assets, net	1,253,393	1,405,441
Cash and cash equivalents	176,969	142,698
Accounts and other receivables, net	861,117	671,721
Deferred rent, net	556,198	547,385
Goodwill	8,728,105	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	3,035,861	2,735,486
Other assets	384,079	359,459
Total assets	$39,215,217	$36,369,560
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$2,255,139	$398,172
Unsecured term loans, net	729,976	—
Unsecured senior notes, net	12,281,410	12,903,370
Secured and other debt, including premiums	491,984	146,668
Operating lease liabilities	1,363,712	1,512,187
Accounts payable and other accrued liabilities	1,621,406	1,543,623
Deferred tax liabilities, net	1,145,097	666,451
Accrued dividends and distributions	—	338,729
Security deposits and prepaid rents	341,552	336,578
Total liabilities	20,230,276	17,845,778

Redeemable noncontrolling interests	1,429,920	46,995
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), and 30,200 units issued and outstanding as of September 30, 2022 and December 31, 2021	731,690	731,690
Common units, 287,508 and 284,415 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	17,191,486	17,446,758
Limited Partners, 6,295 and 5,932 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	448,876	432,902
Accumulated other comprehensive loss	(886,648)	(181,445)
Total partners’ capital	17,485,404	18,429,905
Noncontrolling interests in consolidated entities	69,617	46,882
Total capital	17,555,021	18,476,787
Total liabilities and capital	$39,215,217	$36,369,560

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Rental and other services	$1,184,165	$1,110,904	$3,437,252	$3,288,205
Fee income and other	7,918	22,232	21,475	28,510
Total operating revenues	1,192,083	1,133,136	3,458,727	3,316,715
Operating Expenses:
Rental property operating and maintenance	477,731	406,329	1,334,826	1,151,324
Property taxes and insurance	43,862	60,633	145,135	161,634
Depreciation and amortization	388,704	369,035	1,147,803	1,107,749
General and administrative	97,447	98,460	301,736	295,946
Transactions and integration	25,862	13,804	51,416	34,999
Other	1,096	510	8,823	2,551
Total operating expenses	1,034,702	948,771	2,989,739	2,754,203
Operating income	157,381	184,365	468,988	562,512
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	(12,254)	40,884	14,616	69,996
Gain (loss) on disposition of properties, net	173,990	(635)	176,760	333,785
Other income (expense), net	15,752	(2,947)	31,811	(9)
Interest expense	(76,502)	(71,417)	(212,250)	(222,084)
Loss from early extinguishment of debt	—	—	(51,135)	(18,347)
Income tax expense	(19,576)	(13,709)	(49,226)	(68,838)
Net income	238,791	136,541	379,564	657,015
Net (income) loss attributable to noncontrolling interests	3,684	734	2,719	434
Net income attributable to Digital Realty Trust, L.P.	242,475	137,275	382,283	657,449
Preferred units distributions	(10,181)	(10,181)	(30,543)	(35,580)
Gain on redemption of preferred units	—	—	—	18,000
Net income available to common unitholders	$232,294	$127,094	$351,740	$639,869
Net income per unit available to common unitholders:
Basic	$0.79	$0.44	$1.20	$2.21
Diluted	$0.75	$0.44	$1.15	$2.21
Weighted average common units outstanding:
Basic	292,536	289,535	291,084	288,897
Diluted	302,258	290,229	300,028	289,565

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$238,791	$136,541	$379,564	$657,015
Other comprehensive income (loss):
Foreign currency translation adjustments	(535,246)	(147,120)	(843,036)	(254,444)
Increase in fair value of interest rate swaps	7,154	209	6,166	772
Reclassification to interest expense from interest rate swaps	(1,092)	358	(1,154)	1,070
Other comprehensive loss	(529,184)	(146,553)	(838,024)	(252,602)
Comprehensive (loss) income attributable to Digital Realty Trust, L.P.	$(290,393)	$(10,012)	$(458,460)	$404,413
Comprehensive loss (income) attributable to noncontrolling interests	136,505	734	135,540	434
Comprehensive (loss) income attributable to Digital Realty Trust, L.P.	$(153,888)	$(9,278)	$(322,920)	$404,847

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2022	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2022	$41,047	30,200,000	$731,690	284,733,922	$16,882,503	6,299,478	$446,937	$(490,285)	$59,374	$17,630,219
Conversion of limited partner common units to general partner common units	—	—	—	6,253	503	—	(503)	—	—	—
Vesting of restricted common units, net	—	—	—	45,630	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	—	2,658,539	399,722	—	—	—	—	399,722
Issuance of limited partner common units, net	—	—	—	—	—	(4,810)	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	63,863	11,684	—	—	—	—	11,684
Amortization of share-based compensation	—	—	—	—	21,288	—	—	—	—	21,288
Reclassification of vested share-based awards	—	—	—	—	(933)	—	933	—	—	—
Adjustment to redeemable partnership units	(4,783)	—	—	—	4,783	—	—	—	—	4,783
Distributions	(190)	—	—	—	(361,591)	—	(7,314)	—	—	(368,905)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	10,379	10,379
Net income/(loss)	(3,423)	—	—	—	237,075	—	5,275	—	(136)	242,214
Other comprehensive loss—foreign currency translation adjustments	(132,821)	—	—	—	—	—	—	(402,425)	—	(402,425)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	7,154	—	7,154
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(1,092)	—	(1,092)
Balance as of September 30, 2022	$1,429,920	30,200,000	$731,690	287,508,207	$17,195,034	6,294,668	$445,328	$(886,648)	$69,617	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2022	Interests	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	23,550	1,962	(17,297)	(1,962)	—	—	—
Vesting of restricted common units, net	—	—	—	305,054	—	—	—	—	—	—
Payment of common unit offering costs and other, net	—	—	—	2,658,539	395,909	—	—	—	—	395,909
Issuance of limited partner common units, net	—	—	—	—	—	380,194	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	106,051	9,510	—	—	—	—	9,510
Amortization of share-based compensation	—	—	—	—	62,253	—	—	—	—	62,253
Reclassification of vested share-based awards	—	—	—	—	(29,210)	—	29,210	—	—	—
Adjustment to redeemable partnership units	(12,124)	—	—	—	12,124	—	—	—	—	12,124
Distributions	(570)	—	—	—	(1,078,055)	—	(23,127)	—	—	(1,101,182)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	1,703	—	—	—	136,708	—	3,030	—	21,906	161,644
Net income/(loss)	(3,353)	—	—	—	237,075	—	5,275	—	829	243,179
Other comprehensive loss—foreign currency translation adjustments	(132,821)	—	—	—	—	—	—	(710,215)	—	(710,215)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	6,166	—	6,166
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(1,154)	—	(1,154)
Balance as of September 30, 2022	$1,429,920	30,200,000	$731,690	287,508,207	$17,195,034	6,294,668	$445,328	$(886,648)	$69,617	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2021	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of June 30, 2021	$41,490	30,200,000	$731,690	282,603,152	$16,694,233	7,055,409	$516,879	$28,751	$192,694	$18,164,247
Conversion of limited partner common units to general partner common units	—	—	—	562,151	46,515	(562,151)	(46,515)	—	—	—
Issuance of common units, net of offering costs	—	—	—	583,181	92,871	—	—	—	—	92,871
Issuance of common units, net of forfeitures	—	—	—	—	—	807	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	52,654	6,468	—	—	—	—	6,468
Amortization of share-based compensation	—	—	—	—	19,427	—	—	—	—	19,427
Vesting of restricted common units, net	—	—	—	45,664	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(138)	—	138	—	—	—
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(701)	—	—	—	—	(701)
Adjustment to redeemable partnership units	(938)	—	—	—	938	—	—	—	—	938
Distributions	(181)		(10,181)	—	(329,720)	—	(7,277)	—	—	(347,178)
Contributions from noncontrolling interests in consolidated entities	484	—	—	—	—	—	—	—	37,380	37,380
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income/(loss)	65	—	10,181	—	124,094	—	2,935	—	(734)	136,476
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(147,120)	—	(147,120)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	209	—	209
Other comprehensive loss—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	358	—	358
Balance as of September 30, 2021	$40,920	30,200,000	$731,690	283,846,802	$16,653,987	6,494,065	$466,160	$(117,802)	$32,324	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2021	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	1,902,826	157,912	(1,902,826)	(157,912)	—	—	—
Common units issued in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net of offering costs	—	—	—	1,060,943	168,309	—	—	—	—	168,309
Issuance of common units, net of forfeitures	—	—	—	—	—	350,624	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	82,129	9,895	—	—	—	—	9,895
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(16,550)	—	—	—	—	(16,550)
Amortization of share-based compensation	—	—	—	—	69,278	—	—	—	—	69,278
Vesting of restricted common units, net	—	—	—	385,783	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(23,008)	—	23,008	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Adjustment to redeemable partnership units	771	—	—	—	(771)	—	—	—	—	(771)
Distributions	(543)	—	(35,580)	—	(984,964)	—	(23,779)	—	—	(1,044,323)
Distributions to noncontrolling interests in consolidated entities, net of contributions	(1,666)	—	—	—	—	—	—	—	110,115	110,115
Deconsolidation of consolidated entities									(197,016)	(197,016)
Net income/(loss)	347	—	35,580	—	605,869	—	15,653		(434)	656,668
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(254,444)	—	(254,444)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	772	—	772
Other comprehensive loss—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	1,070	—	1,070
Balance as of September 30, 2021	$40,920	30,200,000	$731,690	283,846,802	$16,653,987	6,494,065	$466,160	$(117,802)	$32,324	$17,766,359

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$379,564	$657,015
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(176,760)	(333,785)
Equity in earnings of unconsolidated entities	(14,616)	(69,996)
Distributions from unconsolidated entities	34,587	62,649
Depreciation and amortization	1,147,803	1,107,749
Amortization of share-based compensation	62,253	66,036
Loss from early extinguishment of debt	51,135	18,347
Straight-lined rents and amortization of above and below market leases	(38,190)	5,322
Amortization of deferred financing costs and debt discount / premium	13,764	14,319
Other items, net	14,511	4,191
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(276,953)	(241,104)
Increase (decrease) in accounts payable and other liabilities	5,866	(40,454)
Net cash provided by operating activities	1,202,964	1,250,289
Cash flows from investing activities:
Improvements to investments in real estate	(1,753,520)	(1,748,075)
Cash paid for business combination / asset acquisitions, net of cash acquired	(1,877,092)	(168,439)
(Investment in) proceeds from unconsolidated entities, net	(240,541)	9,306
Proceeds from sale of real estate	203,995	719,764
Other investing activities, net	(60,776)	7,627
Net cash used in investing activities	(3,727,934)	(1,179,817)
Cash flows from financing activities:
Net proceeds from credit facilities	$1,968,149	323,441
Borrowings on secured / unsecured debt	2,426,865	1,816,178
Repayments on secured / unsecured debt	(741,347)	(886,968)
Premium paid for early extinguishment of debt	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	17,977	108,448
General partner contributions	400,878	168,309
General partner distributions	—	(201,250)
Payments of dividends and distributions	(1,440,481)	(1,369,251)
Other financing activities, net	(14,851)	(19,595)
Net cash provided by (used in) financing activities	2,567,528	(77,170)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,558	(6,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,098)	10,138
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$185,944	$127,092

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Organization and Description of Business. Digital Realty Trust, Inc. (the Parent), through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership or the OP) and the subsidiaries of the OP (collectively, we, our, us or the Company), is a leading global provider of data center (including colocation and interconnection) solutions for customers across a variety of industry verticals ranging from cloud and information technology services, social networking and communications to financial services, manufacturing, energy, healthcare, and consumer products. The OP, a Maryland limited partnership, is the entity through which the Parent, a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. The Parent operates as a REIT for U.S. federal income tax purposes.

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as filed with the SEC, and other filings with the SEC.

Management Estimates and Assumptions. U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of revenue and expenses during the reporting period, reported amounts for assets and liabilities as of the date of the financial statements, and disclosures of contingent assets and liabilities as of the date of the financial statements. Although we believe the estimates and assumptions we made are reasonable and appropriate, as discussed in the applicable sections throughout the consolidated financial statements, different assumptions and estimates could materially impact our reported results. Actual results and outcomes may differ from our assumptions.

New Accounting Pronouncements. Recently issued accounting pronouncements that have yet to be adopted by the Company are not expected to have a material impact to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of September 30, 2022	As of December 31, 2021
Land	$1,004,328	$1,019,723
Acquired ground lease	5,552	6,721
Buildings and improvements	23,113,155	21,914,091
Tenant improvements	753,565	684,915
	24,876,600	23,625,450
Accumulated depreciation and amortization	(6,826,918)	(6,210,281)
Investments in operating properties, net	18,049,682	17,415,169
Construction in progress and space held for development	4,222,142	3,213,389
Land held for future development	34,713	133,683
Investments in properties, net	$22,306,537	$20,762,241

3. Business Combinations

On August 1, 2022, we completed the acquisition of a 61.1% indirect controlling interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa (the “Teraco Acquisition”). The total purchase price was $1.7 billion cash, funded by our Global Revolving Credit Facility and partial settlement of our forward equity sale agreements described under Note 11. “Equity and Capital—Forward Equity Sale.” Teraco controls (and consolidates) the Teraco Connect Trust (“the Trust”) that was created as part of the Broad Based Black Economic Empowerment Program in South Africa. The Trust owns a 10% interest in Teraco’s primary operating company, however, this ownership percentage is not included as part of noncontrolling interest, because Teraco (and the Company) consolidates the Trust. If the Trust was not controlled by Teraco, the Company’s ownership interest in Teraco would have been approximately 55%.

As of September 30, 2022, the fair values of acquired assets, assumed liabilities and redeemable noncontrolling interests were provisional estimates, based on the best information available. Therefore, these provisional estimates are subject to change as we complete all remaining steps in finalizing the purchase price allocation, and it is reasonably possible there could be significant changes to the preliminary values below. We expect to finalize the valuation of all assets and liabilities by December 31, 2022.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the provisional fair value amounts recorded at the acquisition date (in thousands):

Provisional Fair Value
Amounts
Building and improvements	$1,376,128
Construction in progress and space held for development	521,153
Operating lease right-of-use assets	2,784
Assumed cash and cash equivalents	5,528
Goodwill	1,625,994
Customer relationship value and other intangibles (weighted-average amortization life of 7 years)	720,126
Debt assumed	(355,688)
Operating lease liabilities	(4,031)
Deferred tax liabilities, net	(632,841)
Redeemable noncontrolling interests	(1,530,090)
Working capital assets, net	1,112
Total purchase consideration	$1,730,176

Goodwill — The purchase price of the Teraco Acquisition exceeded the fair value of net tangible and intangible assets acquired and liabilities assumed by $1.6 billion. This amount was recorded as goodwill. We believe the strategic benefits of the acquisition support the value of goodwill recorded. Specifically, Teraco has numerous cross-connects, cloud on-ramps and data centers in addition to direct access to multiple subsea cables. The acquisition of Teraco adds South Africa to the Company’s three existing markets on the continent, including Kenya, Mozambique, and Nigeria. The strategic importance of these markets has been enhanced by the recent and ongoing implementation of new subsea cable networks encircling Africa. When combined with the Company’s highly connected facilities in Marseille, France, and across EMEA, our customers will now have a range of strategic connectivity hubs from which to serve all corners of the African market.

Redeemable Noncontrolling Interest (“Redeemable NCI”) — As part of the Teraco Acquisition, the Company and certain of its subsidiaries entered into a put/call agreement with the owners of the interest in Teraco that was not acquired by the Company (the “Put/Call Agreement”). The interest retained by these owners is hereafter referred to as the “Remaining Teraco Interest” and the owners of such interest are hereafter referred to as the “Rollover Shareholders”. Pursuant to the Put/Call Agreement, the Rollover Shareholders have the right to sell all or a portion of the Remaining Teraco Interest to the Company for a two-year period beginning on February 1, 2026, and the Company has the right to purchase all or a portion of the Remaining Teraco Interest from the Rollover Shareholders for a one-year period beginning on February 1, 2028. Per the terms of the agreement, the purchase price of the Remaining Teraco Interest for the put right and the call right can be settled by the Company with cash, shares in the Company, or a combination of cash and shares. In the event the Company elects to settle a put or call in whole or in part with shares of Digital Realty Trust, Inc.’s common stock, such shares will be issued in a private placement transaction with customary accompanying registration rights.

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its condensed consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest (a $3.5 million net loss for the period from August 1, 2022 to September 30, 2022). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis. For the period from August 1, 2022 to September 30, 2022, no such adjustment was required.

4. Leases

Lessor Accounting

We generate most of our revenue by leasing operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, some of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of September 30, 2022, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of September 30, 2022, the termination dates of these ground leases generally range from 2049 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2022 to 2028. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements was approximately $36.0 million and $36.9 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $109.0 million and $109.9 million for the nine months ended September 30, 2022 and 2021, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Receivables

Accounts and Other Receivables, Net

Accounts and Other Receivables, net - is primarily comprised of contractual rents and other lease-related obligations currently due from customers. These amounts (net of an allowance for estimated uncollectible amounts) are shown in the subsequent table as Accounts receivable – trade, net. Other receivables shown separately from Accounts receivable – trade, net consist primarily of amounts that have not yet been billed to customers, such as for utility reimbursements and installation fees.

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2022	December 31, 2021
Accounts receivable – trade	$508,402	$393,110
Allowance for doubtful accounts	(36,278)	(28,574)
Accounts receivable – trade, net	472,124	364,536

Accounts receivable – customer recoveries	169,053	131,538
Value-added tax receivables	111,269	104,036
Accounts receivable – installation fees	49,539	43,626
Other receivables	59,132	27,985
Accounts and other receivables, net	$861,117	$671,721

Deferred Rent Receivables

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2022	December 31, 2021
Deferred rent receivables	$573,378	$556,251
Allowance for deferred rent receivables	(17,180)	(8,866)
Deferred rent receivables, net	$556,198	$547,385

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Year	Metropolitan		Balance as of	Balance as of
Entity	Entity Formed	Area of Properties	% Ownership	September 30, 2022	December 31, 2021
Digital Core REIT (DCRU)	2021	U.S. / Canada	35%	$328,094	$343,317
Ownership interest in DCRU operating properties	2021	U.S. / Canada	10%	139,223	144,050
Ascenty	2019	Brazil / Chile / Mexico	51%	620,068	553,031
Mapletree	2019	Northern Virginia	20%	163,239	172,465
Mitsubishi	Various	Osaka / Tokyo	50%	391,859	401,509
Lumen	2012	Hong Kong	50%	69,704	68,854
Other	Various	U.S. / India / Nigeria	Various	200,771	124,463
Total				$1,912,958	$1,807,689

DCREIT – Digital Core REIT is a standalone real estate investment trust under Singapore law, which is publicly-traded on the Singapore Exchange under the ticker symbol “DCRU”. Digital Core REIT owns 10 operating data center properties. The Company’s ownership interest in the units of DCRU, as well as its ownership interest in the operating properties of DCRU are collectively referred to as the Company’s investment in DCREIT. As of September 30, 2022, the Company held 35% of the outstanding DCRU units and separately owned a 10% retained interest in the underlying operating properties. The Company’s 35% interest in DCRU consisted of 392 million units and 390 million units as of September 30, 2022 and December 31, 2021, respectively. Based on the closing price per unit of $0.70 and $1.16 as of September 30, 2022 and December 31, 2021, the fair value of the units the Company owned in DCRU was approximately $274 million and $453 million as of September 30, 2022 and December 31, 2021, respectively. These values do not include the value of the Company’s 10% interest in the operating properties of DCRU, because the associated ownership interests are not publicly traded. The Company accounts for its investment in DCREIT as an equity method investment (and not at fair value) based on the significant influence it is able to exert on DCREIT. The Company determined that the decline in fair value of the investment in DCRU as compared to the Company’s book basis as of September 30, 2022 was temporary in nature.

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. During the three and nine months ended September 30, 2022, the Company earned fees pursuant to these contractual agreements of approximately $1.8 million and $6.9 million, respectively, which is recorded as fee income and other on the condensed consolidated income statement.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $19.3 million and $20.9 million as of September 30, 2022 and December 31, 2021, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at September 30, 2022 as compared to December 31, 2021 were primarily driven by the acquisition of an indirect majority interest in Teraco in August 2022 and changes in exchange rates associated with goodwill balances denominated in foreign currencies – primarily the devaluation of the Euro as compared to the U.S. dollar.

The following is a summary of goodwill activity for the nine months ended September 30, 2022 (in thousands):

	Balance as of			Impact of Change	Balance as of
	December 31,		Goodwill	in Foreign	September 30,
Merger / Portfolio Acquisition	2021	Acquisition	Adjustments	Exchange Rates	2022

Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	448,124	—	—	(72,250)	375,874
DFT Merger	2,592,147	—	—	—	2,592,147
Interxion Combination	4,547,153	—	—	(608,830)	3,938,323
Teraco Acquisition	—	1,625,994	—	(141,145)	1,484,849
Other Combination	19,171	—	(6,633)	(6,471)	6,067
Total	$7,937,440	$1,625,994	$(6,633)	$(828,696)	$8,728,105

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	September 30, 2022			December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$3,168,834	$(821,923)	$2,346,911	$2,838,842	$(721,983)	$2,116,859
Acquired in-place lease value	1,355,693	(1,018,282)	337,411	1,278,012	(995,883)	282,129
Other	120,099	(21,373)	98,726	101,869	(14,688)	87,181
Acquired above-market leases	261,807	(249,492)	12,315	268,724	$(247,135)	21,589
Acquired below-market leases	(341,978)	250,638	(91,340)	(351,052)	247,877	(103,175)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $65.7 million and $65.2 million for the three months ended September 30, 2022 and 2021 respectively, and approximately $184.6 million and $199.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.0 million and a decrease of $(0.7) million for the three months ended September 30, 2022 and 2021, respectively and $1.5 million and $(3.3) million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing October 1, 2022 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
Remainder of 2022	$58,376	$15,403	$2,662	$1,937	$(3,253)
2023	232,629	57,553	4,946	4,758	(12,395)
2024	232,049	52,087	3,690	2,584	(11,102)
2025	231,547	49,109	3,653	1,452	(10,117)
2026	231,112	45,103	3,470	684	(8,615)
Thereafter	1,361,198	118,156	41,101	900	(45,858)
Total	$2,346,911	$337,411	$59,522	$12,315	$(91,340)

(1)	Excludes power grid rights in the amount of approximately $39.2 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the global revolving credit facilities, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	September 30, 2022		December 31, 2021
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	2.76%	$2,273,172	0.96%	$415,116
Unsecured term loans	1.34%	735,151	—%	—
Unsecured senior notes	2.34%	12,375,590	2.26%	13,000,042
Secured and other debt	7.05%	492,261	3.47%	147,082
Total	2.33%	$15,876,174	2.23%	$13,562,240

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	September 30, 2022		December 31, 2021
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$4,275,903	26.9%	$3,141,951	23.2%
British pound sterling (£)	1,754,807	11.1%	2,117,758	15.6%
Euro (€)	8,390,512	52.8%	7,532,057	55.5%
Other	1,454,952	9.2%	770,474	5.7%
Total	$15,876,174		$13,562,240

The table below summarizes debt maturities and principal payments as of September 30, 2022 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)	Term Loans	Senior Notes	Other Debt	Total Debt
2022	$—	$—	$294,060	$—	$294,060
2023	—	—	101,304	9,335	110,639
2024	—	—	867,370	9,381	876,751
2025	—	367,576	1,083,930	215,264	1,666,770
2026	—	—	1,332,300	111,479	1,443,779
Thereafter	2,273,172	367,575	8,696,626	146,802	11,484,175
Subtotal	$2,273,172	$735,151	$12,375,590	$492,261	$15,876,174
Unamortized net discounts	—	—	(33,072)	—	(33,072)
Unamortized deferred financing costs	(18,033)	(5,175)	(61,108)	(277)	(84,593)
Total	$2,255,139	$729,976	$12,281,410	$491,984	$15,758,509
(1)	Includes amounts outstanding for the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	September 30, 2022	December 31, 2021
Floating rate notes due 2022		€300,000	$349,800	Sep 23, 2022	$—	$341,100
0.125% notes due 2022		€300,000	332,760	Oct 15, 2022	294,060	341,100
0.600% notes due 2023	CHF	100,000	108,310	Oct 02, 2023	101,304	—
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	588,120	682,200
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	279,250	338,300
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	446,800	541,280
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	637,130	739,050
4.750% notes due 2025		$450,000	450,000	Oct 01, 2025	—	450,000
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,053,715	1,222,275
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	278,585	301,419
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	151,956	—
3.700% notes due 2027		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028		$550,000	550,000	Jan 15, 2028	550,000	—
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	490,100	568,500
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	273,520	295,938
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	390,950	473,620
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	735,150	852,750
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	614,350	744,260
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	490,100	568,500
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	980,200	1,137,000
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	735,150	852,750
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	735,150	—
					$12,375,590	$13,000,042
Unamortized discounts, net of premiums					(33,072)	(33,612)
Deferred financing costs, net					(61,108)	(63,060)
Total unsecured senior notes, net of discount and deferred financing costs					$12,281,410	$12,903,370

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2022, we were in compliance with each of these financial covenants.

Early Extinguishment of Unsecured Senior Notes

We recognized the following losses on early extinguishment of unsecured notes:

●	During the nine months ended September 30, 2022: $51.1 million primarily due to redemption of the 4.750% Notes due 2025 in February 2022.
●	During the nine months ended September 30, 2021: $18.3 million primarily due to redemption of the 2.750% Notes due 2023 in February 2021.

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

Euro Term Loan Agreement

On August 11, 2022, Digital Dutch Finco B.V., a wholly owned subsidiary of the Operating Partnership, entered into a term loan agreement (the “Euro Term Loan Agreement”) which governs (i) a €375.0 million three-year senior unsecured term loan facility (the “2025 Term Facility”), the entire amount of which was funded on the closing date, and (ii) a €375.0 million five-year senior unsecured term loan facility (the “2025-27 Term Facility” and, together with the 2025 Term Facility, the “Euro Term Facilities”), comprised of €125.0 million of initial term loans, the entire amount of which was funded on the closing date, and €250.0 million of delayed draw term loan commitments that were not funded on the closing date, and were funded on September 9, 2022. The Euro Term Facilities provide for borrowings in Euros. The 2025 Term Facility matures on August 11, 2025. The 2025-27 Term Facility matures on August 11, 2025, subject to two maturity extension options of one year each. The interest rate for borrowings under the Euro Term Facilities is based on EURIBO, plus a margin based on the corporate credit rating of our long-term senior unsecured debt of between 0.80% and 1.60% per annum. As of the closing date, the applicable rate for borrowings is EURIBO plus 0.95% per annum. We are also required to pay certain fees to the administrative agent under the Euro Term Facilities. The Euro Term Facilities may be voluntarily prepaid in whole or in part at any time without premium or penalty. Amounts borrowed under the Euro Term Facilities and repaid or prepaid may not be reborrowed.

5.550% Notes due 2028

On September 27, 2022, Digital Realty Trust, L.P. completed an underwritten public offering of $550.0 million aggregate principal amount of its 5.550% Notes due 2028. Interest on the 5.550% Notes due 2028 is payable on January 15 and July 15 of each year, beginning on January 15, 2023, until the maturity date of January 15, 2028. Our obligations under the 5.550% Notes due 2028 are fully and unconditionally guaranteed by Digital Realty Trust, Inc. The terms of the 5.550% Notes due 2028 are governed by a base indenture, dated as of June 23, 2015, by and among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, as supplemented by a supplemental indenture, dated as of September 27, 2022, by and among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and the trustee. Net proceeds from the offering of the 5.550% Notes due 2028 were approximately $544.5 million, after deducting the managers’ commissions and certain offering expenses.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$226,894	$124,094	$343,240	$623,869
Plus: Loss attributable to redeemable noncontrolling interest	(3,548)	—	(3,548)	—
Net income available to common stockholders - diluted EPS	223,346	124,094	339,692	623,869

Denominator:
Weighted average shares outstanding—basic	286,693	283,106	285,312	282,005
Potentially dilutive common shares:
Unvested incentive units	195	217	213	208
Unvested restricted stock	13	188	53	165
Forward equity offering	—	44	—	—
Market performance-based awards	86	245	112	295
Redeemable noncontrolling interest shares (1)	9,428	—	8,568	—
Weighted average shares outstanding—diluted	296,415	283,800	294,257	282,673
Income per share:
Basic	$0.79	$0.44	$1.20	$2.21
Diluted	$0.75	$0.44	$1.15	$2.21

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income available to common unitholders	$232,294	$127,094	$351,740	$639,869
Plus: Loss attributable to redeemable noncontrolling interest	(3,548)	—	(3,548)	—
Net income available to common unitholders - diluted EPS	228,746	127,094	348,192	639,869

Denominator:
Weighted average units outstanding—basic	292,536	289,535	291,084	288,897
Potentially dilutive common units:
Unvested incentive units	195	217	213	208
Unvested restricted units	13	188	53	165
Forward equity offering	—	44	—	0
Market performance-based awards	86	245	112	295
Redeemable noncontrolling interest shares (1)	9,428	—	8,568	—
Weighted average units outstanding—diluted	302,258	290,229	300,028	289,565
Income per unit:
Basic	$0.79	$0.44	$1.20	$2.21
Diluted	$0.75	$0.44	$1.15	$2.21

(1)	Pursuant to the Put/Call Agreement with the Rollover Shareholders who remained after the Teraco Acquisition, the Rollover Shareholders have a put right on the Remaining Interest of Teraco that can be settled by the Company in the Company’s shares, in cash, or a combination of cash and shares. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by the Company's average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares subject to Forward Equity Offering	3,591	—	5,364	6,250
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,843	6,429	5,771	6,892
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	—	—	—	722
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,932	1,320	1,640	1,366
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	2,032	1,388	1,725	1,437
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	3,333	2,276	2,829	2,357
Total	16,731	11,413	17,329	19,024

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are parties to an at-the-market (ATM) equity offering sales agreement dated April 1, 2022 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the nine months ended September 30, 2022, we had no sales under the Sales Agreement and $1.5 billion is still available.

Forward Equity Sale

On September 13, 2021, Digital Realty Trust, Inc. completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. The Company may receive gross proceeds of approximately $1.0 billion (based on the offering price of $155.69 per share) upon full physical settlement of the forward sale agreements, which is to be no later than March 13, 2023. During the three months ended September 30, 2022, we partially settled the forward sale agreements by issuing approximately 2.7 million shares, resulting in proceeds of approximately $400.0 million.

Upon physical settlement of the forward sale agreements, the Operating Partnership is expected to issue general partner common partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of September 30, 2022, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements could be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	287,509	97.9%	284,415	98.0%
Noncontrolling interests consist of:
Common units held by third parties	4,387	1.5%	4,389	1.5%
Incentive units held by employees and directors (see Note 13 "Incentive Plan")	1,908	0.6%	1,543	0.5%
	293,804	100.0%	290,347	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $585.1 million and $1,074.7 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2022 and December 31, 2021, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2022 (in thousands):

	Common Units	Incentive Units	Total
As of December 31, 2021	4,389	1,542	5,931
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(2)	—	(2)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(21)	(21)
Incentive units issued upon achievement of market performance condition	—	221	221
Grant of incentive units to employees and directors	—	169	169
Cancellation / forfeitures of incentive units held by employees and directors	—	(3)	(3)
As of September 30, 2022	4,387	1,908	6,295
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2022 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$348,025
May 24, 2022	June 30, 2022	2,625	3,071	4,485	348,077
August 17, 2022	September 30, 2022	2,625	3,071	4,485	351,410
		$7,875	$9,213	$13,455	$1,047,512
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the nine months ended September 30, 2022 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$355,812
May 24, 2022	June 30, 2022	2,625	3,071	4,485	355,885
August 17, 2022	September 30, 2022	2,625	3,071	4,485	359,207
		$7,875	$9,213	$13,455	$1,070,904
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2021	$(212,653)	$(107)	$38,880	$(173,880)
Net current period change	(693,822)	6,050	—	(687,772)
Reclassification to interest expense from interest rate swaps	—	(1,152)	—	(1,152)
Balance as of September 30, 2022	$(906,475)	$4,791	$38,880	$(862,804)

Digital Realty Trust, L.P.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2021	$(219,882)	$(1,240)	$39,677	$(181,445)
Net current period change	(710,215)	6,166	—	(704,049)
Reclassification to interest expense from interest rate swaps	—	(1,154)	—	(1,154)
Balance as of September 30, 2022	$(930,097)	$3,772	$39,677	$(886,648)

13. Incentive Plans

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

The grant date fair value of the Market-Based Performance Awards was approximately $12.3 million and $25.0 million for the nine months ended September 30, 2022 and 2021, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

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

As of September 30, 2022, approximately 5.0 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended September 30,				September 30,	December 31,	compensation
Type of incentive award	2022	2021	2022	2021	2022	2021	(in years)
Long-term incentive units	$5.1	$2.8	$0.0	$—	$28.9	$19.8	2.2
Performance-based awards	5.5	6.4	0.1	0.2	41.3	39.2	2.1
Service-based restricted stock units	6.7	4.6	1.4	0.9	61.2	44.5	2.6
Interxion awards	1.6	3.1	—	—	3.0	8.5	0.9

	Nine Months Ended September 30,
	2022	2021	2022	2021
Long-term incentive units	$16.7	$8.7	$0.1	$0.2
Performance-based awards	16.1	21.3	0.4	0.6
Service-based restricted stock units	18.9	13.7	3.7	2.3
Interxion awards	3.7	17.7	—	—

Activity for LTIP Units and service-based Restricted Stock Units for the nine months ended September 30, 2022 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	250,468	$132.66
Granted	168,769	150.03
Vested	(129,900)	131.21
Cancelled or expired	—	—
Unvested, end of period	289,337	$143.44

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	509,369	$129.52
Granted	332,758	136.49
Vested	(232,883)	132.41
Cancelled or expired	(61,285)	132.06
Unvested, end of period	547,959	$132.24

14. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of September 30, 2022, we had cross-currency interest rate swaps outstanding with notional amounts of $1.55 billion and maturity dates ranging through 2028. We had no such instruments outstanding as of December 31, 2021.

The effect of these net investment hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cross-currency interest rate swaps (included component) (1)	$(26,141)	$—	$(26,141)	$—
Cross-currency interest rate swaps (excluded component) (2)	28,849	—	28,849	—
Total	$2,708	$—	$2,708	$—

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss)	2022	2021	2022	2021
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$650	$—	$650	$—
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

We had no material outstanding derivatives designated as cash flow hedges as of September 30, 2022 or December 31, 2021. Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of September 30, 2022, we had no material interest rate swap agreements outstanding.

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$19,063	$21,771	$—	$—
(1)	As presented in our condensed consolidated balance sheets within other assets.
(2)	As presented in our condensed consolidated balance sheets within accounts payable and other accrued liabilities.

15. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2021 Form 10-K.

As of September 30, 2022 and December 31, 2021, the carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on September 30, 2022 and December 31, 2021 as compared to those in effect when the debt was issued or assumed.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, unsecured term loans, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of September 30, 2022		As of December 31, 2021
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$2,273,172	$2,273,172	$415,116	$415,116
Unsecured term loans	Level 2	$735,151	$735,151	$—	$—
Unsecured senior notes (1)	Level 2	9,801,701	12,375,590	13,580,262	13,000,042
Secured and other debt (1)	Level 2	484,991	492,261	152,511	147,082
		$13,295,015	$15,876,174	$14,147,889	$13,562,240
(1)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

16. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2022, we had open commitments, including amounts reimbursable by customers of approximately $35.5 million, related to construction contracts of approximately $2.6 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2022, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

17. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of September 30, 2022, and December 31, 2021:

	Balance as of
(Amounts in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$176,969	$142,698
Restricted cash (included in other assets)	8,975	8,787
Total	$185,944	$151,485

We paid $252.5 million and $240.9 million for interest, net of amounts capitalized, for the nine months ended September 30, 2022 and 2021, respectively.

We paid $29.9 million and $19.6 million for income taxes, net of refunds, for the nine months ended September 30, 2022 and 2021, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued construction related costs totaled $441.9 million and $302.8 million as of September 30, 2022 and 2021, respectively.

18. Segment and Geographic Information

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

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Inside the United States	$707.2	$710.7	$2,052.1	$2,087.9
Outside the United States	484.8	422.5	1,406.6	1,228.8
Revenue Outside of U.S. %	40.7%	37.3%	40.7%	37.0%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
(Amounts in millions)	2022	2021	2022	2021
Inside the United States	$11,255.3	$11,167.9	$688.9	$719.1
Outside the United States	11,051.2	9,594.3	564.4	686.4

Net Assets in Foreign Operations	$5,741.7	$3,865.4

19. Gain on Sale of Assets

On August 8, 2022, we sold a non-core building in Dallas for net proceeds of approximately $204 million resulting in a net gain on sale of approximately $174 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.

20. Subsequent Events

The Company’s 0.125% Notes due 2022 were repaid at maturity on October 17, 2022. The outstanding balance of the notes was $294 million as of September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, expected settlement and use of proceeds from our forward sale agreements, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; increased competition or available supply of data center space; decreased rental rates, increased operating costs or increased vacancy rates; the impact on our, our customers’ and our suppliers’ operations during a pandemic, such as COVID-19; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions, including impacts of inflation; global supply chain or procurement disruptions, or increased supply chain costs; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our inability to achieve expected revenue synergies or cost savings as a result of our combination with Interxion; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; and changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2021 and our quarterly report on Form 10-Q for the three months ended June 30, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Summary of 2022 Significant Activities

We completed the following significant activities during the nine months ended September 30, 2022:

●	In January, we issued and sold €750.0 million aggregate principal amount of 1.375% Guaranteed Notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €737.5 million (approximately $835.3 million based on the exchange rate on January 18, 2022) after deducting managers’ discounts and estimated offering expenses.
●	In February, we redeemed $450.0 million of 4.750% Notes due 2025. As part of this redemption, we recorded a $51.1 million loss on extinguishment of debt.
●	In March, we issued and sold CHF 100 million aggregate principal amount of 0.600% Guaranteed Notes due 2023 (the “2023 Notes”) and CHF 150 million aggregate principal amount of 1.700% Guaranteed Notes due 2027 (the “2027 Notes” and, together with the 2023 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 248.6 million (approximately $269.2 million based on the exchange rate on March 30, 2022) after deducting the managers’ commissions and certain offering expenses.
●	In June, we announced the formation of a joint venture with Mivne Real Estate (K.D.). The joint venture will operate under the brand name Digital Realty Mivne and will develop a multi-tenant data center campus in Israel.
●	In July, we partially settled the September 2021 forward sale agreements by issuing approximately 2.7 million shares, resulting in proceeds of approximately $400.0 million.
●	In August, we closed the acquisition of a 55% controlling interest in Teraco, a leading carrier-neutral colocation provider in South Africa, for total cash consideration of $1.7 billion in a transaction valuing Teraco at approximately $3.5 billion.
●	In August, we sold a non-core building in Dallas for net proceeds of $203 million resulting in a net gain on sale of $174 million.
●	In August, we entered into a term loan agreement, comprised of a €375.0 million three-year senior unsecured term loan facility and a €375.0 million five-year senior unsecured term loan facility. The term loans were funded in August (€500.0 million) and in September (€250.0 million). The interest rate for borrowings under the term loans is based on EURIBO, plus a margin based on the corporate credit rating of our long-term senior unsecured debt.
●	In September, we completed an underwritten public offering of $550.0 million aggregate principal amount of our Operating Partnership’s 5.550% Notes due 2028. Our Operating Partnership’s obligations under the 5.550% Notes due 2028 are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Net proceeds from the offering of the 5.550% Notes due 2028 were approximately $544.5 million, after deducting the managers’ commissions and certain offering expenses.

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

	As of September 30, 2022					As of December 31, 2021
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	119	21,856,712	3,459,176	781,944	85.5%	114	21,751,638	2,327,121	900,357	85.4%
Europe	113	7,930,913	4,125,723	188,153	78.4%	107	7,549,209	3,125,451	191,094	74.6%
Asia Pacific	12	1,577,915	495,920	87,660	79.2%	12	1,355,243	806,252	—	76.2%
Africa	4	25,960	43,885	—	64.8%	4	25,825	40,965	—	58.5%
Consolidated Portfolio	248	31,391,500	8,124,704	1,057,757	83.4%	237	30,681,914	6,299,789	1,091,451	82.5%
Managed Unconsolidated Portfolio	16	2,383,729	—	—	—%	16	2,383,729	—	—	95.2%
Non-Managed Unconsolidated Portfolio	40	2,923,627	753,257	1,838,007	87.0%	34	2,565,185	930,670	1,591,004	86.0%
Total Portfolio	304	36,698,856	8,877,961	2,895,764	84.7%	287	35,630,828	7,230,460	2,682,456	83.6%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of September 30, 2022, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the nine months ended September 30, 2022:

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,358,734	$263.46	$272.79	3.5%	$0.22	1.5
> 1 MW	613,701	$157.47	$163.56	3.9%	$28.10	3.9
Other (6)	726,719	$39.24	$47.36	20.7%	$15.92	11.4
New Leases Signed (5)
0 — 1 MW	433,245	—	$238.64	—	$11.26	3.8
> 1 MW	2,306,637	—	$129.98	—	$2.26	8.3
Other (6)	363,961	—	$48.58	—	$1.76	8.6
Leasing Activity Summary
0 — 1 MW	1,791,979		$264.54
> 1 MW	2,920,337		$137.03
Other (6)	1,090,680		$47.76
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2022 to 2023.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
September 30, 2022
Metropolitan Area	total annualized rent (1)
Northern Virginia	19.3%
Chicago	9.2%
New York	6.2%
Silicon Valley	5.8%
Frankfurt	5.6%
Dallas	5.4%
Singapore	5.2%
London	4.7%
Sao Paulo	4.4%
Amsterdam	3.9%
Paris	2.1%
San Francisco	1.9%
Phoenix	1.9%
Portland	1.8%
Atlanta	1.6%
Other	21.0%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the nine months ended September 30, 2022 was approximately $78.2 million.

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

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, interest expense, and income tax expense make up the majority of other income/(expense). Equity in earnings of unconsolidated entities represents our share of the income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. The largest of these investments is currently our investment in Ascenty, which is located primarily in Latin America. Our second-largest equity-method investment is Digital Core REIT, which is publicly traded on the Singapore Exchange (“SGX”) and which owns a portfolio of 10 properties operating in the United States and Canada. Refer to additional discussion of Digital Core REIT and Ascenty in the Notes to the Condensed Consolidated Financial Statements.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the nine months ended September 30, 2022 as compared to December 31, 2021 is shown below.

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2021	17,095,366	13,586,548	30,681,914
New development and space reconfigurations	7,454	1,095,866	1,103,320
Transfers to stabilized from nonstabilized	6,833,358	(6,861,445)	(28,087)
Dispositions / Sales	(365,647)	-	(365,647)
As of September 30, 2022	23,570,531	7,820,969	31,391,500

Comparison of the Three and Nine Months ended September 30, 2022 to The Three and Nine Months Ended September 30, 2021

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Stabilized	$869,966	$884,430	$(14,464)	(1.6)%	$2,598,690	$2,657,809	$(59,119)	(2.2)%
Non-Stabilized	314,199	226,474	87,725	38.7%	838,562	630,396	208,166	33.0%
Rental and other services	1,184,165	1,110,904	73,261	6.6%	3,437,252	3,288,205	149,047	4.5%
Fee income and other	7,918	22,232	(14,314)	(64.4)%	21,475	28,510	(7,035)	(24.7)%
Total operating revenues	$1,192,083	$1,133,136	$58,947	5.2%	$3,458,727	$3,316,715	$142,012	4.3%

Total operating revenues increased by approximately $58.9 million and $142.0 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven primarily by growth in non-stabilized rental and other services revenue.

Stabilized rental and other services revenue decreased $14.5 million in the three months ended September 30, 2022, compared to the same period in 2021 primarily due to a $36.1 million unfavorable foreign currency translation effect (primarily related to weaking of the Euro and British pound sterling versus the U.S. dollar) partially offset by a net increase in tenant reimbursements related to higher utility consumption of $23.3 million.

Stabilized rental and other services revenue decreased $59.1 million in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a $85.5 million unfavorable foreign currency translation effect (primarily due to the Euro and British pound sterling versus the U.S. dollar), and a $19.6 million increase in bad debt and straight-line rent reserves, partially offset by a net increase in tenant reimbursements related to higher utility consumption of $54.4 million.

Non-stabilized rental and other services revenue increased $87.7 million in the three months ended September 30, 2022, compared to the same period in 2021 driven primarily by:

(i)	an increase of $88.5 million due to the completion of global development pipeline and related lease up operating activities, with $16.3 million generated from an APAC property, which was not operational for the three months ended March 31, 2021. The markets with the biggest contribution were Northern Virginia, Singapore and Paris;
(ii)	$27.9 million generated as a result of Teraco acquisition in August 2022;
(iii)	offset by a $28.7 million decrease from the impact of properties sold in 2021.

Non-stabilized rental and other services revenue increased $208.2 million in the nine months ended September 30, 2022, compared to the same period in 2021, driven primarily by:

(i)	an increase of $277.1 million due to the completion of global development pipeline and related lease up operating activities, with $74.9 million generated from an APAC property, which was not operational for the three months ended March 31, 2021. The markets with the biggest contribution were Singapore, Northern Virginia and Amsterdam;
(ii)	$27.9 million generated as a result of Teraco acquisition in August 2022;
(iii)	offset by a $96.8 million decrease from the impact of properties sold in 2021.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Stabilized	$200,737	$172,215	$28,522	16.6%	$552,601	$497,338	$55,263	11.1%
Non-Stabilized	71,107	37,370	33,737	90.3%	183,908	73,304	110,605	150.9%
Total Utilities	271,844	209,585	62,259	29.7%	736,509	570,642	165,868	29.1%

Stabilized	150,773	147,636	3,137	2.1%	442,109	454,802	(12,693)	(2.8)%
Non-Stabilized	55,113	49,107	6,006	12.2%	156,208	125,880	30,328	24.1%
Total Rental Property Operating and Maintenance (Excluding Utilities)	205,886	196,743	9,143	4.6%	598,317	580,682	17,635	3.0%

Total Rental Property Operating and Maintenance	477,730	406,329	71,401	17.6%	1,334,826	1,151,323	183,503	15.9%

Stabilized	31,498	45,682	(14,184)	(31.0)%	112,214	124,410	(12,196)	(9.8)%
Non-Stabilized	12,365	14,951	(2,586)	(17.3)%	32,921	37,225	(4,304)	(11.6)%
Property taxes and insurance	43,863	60,633	(16,770)	(27.7)%	145,135	161,635	(16,500)	(10.2)%

Total Property Level Expenses	$521,593	$466,962	$54,631	11.7%	$1,479,961	$1,312,958	$167,003	12.7%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $28.5 million and $55.3 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in utility consumption and higher rates at certain properties in the stabilized portfolio.

Total non-stabilized utilities expenses increased by approximately $33.7 million and $110.6 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to higher utility consumption in a growing portfolio of recently completed development sites.

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $3.1 million in the three months ended September 30, 2022, compared to the same period in 2021 primarily due to an increase in common area maintenance utilities and repairs and maintenance. Total stabilized rental property operating and maintenance expenses (excluding utilities) decreased $12.7 million in the nine months ended September 30, 2022, compared to the same period in 2021 primarily due to a $15.8 million decrease in rental property operating expenses as a result of the expiration of enhanced COVID janitorial and security screening protocols and data center labor.

Total non-stabilized rental property operating and maintenance expenses increased $6.0 million in the three months ended September 30, 2022, compared to the same period in 2021 primarily due to an increase in service installation expenses in the EMEA markets. Total non-stabilized rental property operating and maintenance expenses increased $30.3 million in the nine months ended September 30, 2022, compared to the same period in 2021 primarily due to higher lease and common area maintenance expense in a growing portfolio of recently completed development sites of approximately $35.9 million offset by an unfavorable foreign currency translation effect primarily due to the Euro versus the U.S. dollar of approximately $14.1 million.

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

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization), or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the three and nine months ended September 30, 2022 and 2021 is shown below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Depreciation and amortization	$388,704	$369,035	$19,669	5.3%	$1,147,803	$1,107,749	$40,054	3.6%
General and administrative	97,447	98,460	(1,013)	(1.0)%	301,736	295,946	5,790	2.0%
Transaction, integration and other expense	25,862	13,804	12,058	87.4%	51,416	34,999	16,417	46.9%
Other	1,096	510	586	114.9%	8,823	2,551	6,272	245.9%
Total Other Operating Expenses	513,109	481,809	31,300	6.5%	1,509,778	1,441,245	68,533	4.8%
Property level operating expenses	521,593	466,962	54,631	11.7%	1,479,961	1,312,958	167,003	12.7%
Total Operating Expenses	$1,034,702	$948,771	85,931	9.1%	$2,989,739	$2,754,203	235,536	8.6%

Equity in earnings (loss) of unconsolidated entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $53.1 million and $55.4 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties increased approximately $174.6 million and decreased $157.0 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase during the three-month period is due to the disposition of a property in the Dallas market in August 2022, for total net proceeds of approximately $204 million. The decrease during the nine-month period was due to recognizing a gain of approximately $333.3 million in March 2021 associated with sale of a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total purchase consideration of approximately $680.0 million.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $32.8 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to the redemption of the 4.750% Notes due 2025 in February 2022, which resulted in a $51.1 million loss, offset by the redemption 2.750% Notes due 2023 in February 2021, which resulted in a $18.3 million loss.

Income Tax Expense

Income tax expense increased by $5.9 million and decreased by $19.6 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase during the three-month period is due in part to the acquisition of an indirect controlling interest in Teraco in August 2022 along with other increases in various foreign jurisdictions. The decrease during the nine-month period was driven primarily by an increase in the corporate tax rate that increased deferred tax expense in the United Kingdom from 19% to 25% during the quarter ended June 30, 2021.

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

Our Parent and our Operating Partnership are parties to an at-the-market (ATM) equity offering sales agreement dated April 1, 2022 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

On September 13, 2021, Digital Realty Trust, Inc. completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. During the three months ended September 30, 2022, we partially settled the forward sale agreements by issuing approximately 2.7 million shares, resulting in proceeds of approximately $400.0 million. Forward sale agreements representing approximately 3.6 million shares remain outstanding, and the Company may receive gross proceeds of approximately $0.6 billion (based on the offering price of $155.69 per share) upon full physical settlement of the outstanding forward sale agreements, which is to be no later than March 13, 2023. Upon physical settlement of the forward sale agreements, the Operating Partnership has issued and is expected to issue general partner common partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

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

Dividends and Distributions — Parent

Our Parent is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis to continue to qualify as a REIT for [U.S.] federal income tax purposes. Our Parent intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our Operating Partnership’s operating activities. While historically our Parent has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Parent’s Board of Directors. Our Parent considers market factors and our Operating Partnership’s performance in addition to REIT requirements in determining distribution levels. Our Parent has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal and state income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our Parent’s status as a REIT.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the nine months ended September 30, 2022, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of September 30, 2022, we had $177.0 million of cash and cash equivalents, excluding $9.0 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At September 30, 2022, we had open commitments, related to construction contracts of approximately $2.6 billion, including amounts reimbursable of approximately $35.5 million.

We currently expect to incur approximately $0.6 billion to $0.8 billion of capital expenditures for our development programs during the three months ending December 31, 2022. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

On August 1, 2022, we completed the acquisition of a 61.1% controlling interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa. The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and partial settlement of our forward equity sale agreements. The transaction is expected to position Digital Realty as the premier data center and connectivity provider in South Africa. A consolidated trust created as part of the Broad Based Black Economic Empowerment initiative in South Africa owns 10% of Teraco’s primary operating entity. The portion owned by the Trust does not dilute the Company’s ownership of Teraco because the Company consolidates the Trust. Consolidating the Trust, the Company’s ownership percentage in Teraco would be approximately 55%.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of September 30, 2022				As of December 31, 2021
	Net Rentable	Current	Future		Net Rentable	Current	Future
(dollars in thousands)	Square Feet (1)	Investment (2)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$34,713	$—	$34,713	N/A	$133,683	$—	$133,683
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,062,251	$—	$1,062,251	N/A	$974,464	$—	$974,464
Space Held for Development (6)	1,057,758	188,837	—	188,837	1,091,451	210,903	—	210,903
Base Building Construction	3,725,823	576,726	742,205	1,318,931	3,319,999	545,529	460,595	1,006,124
Data Center Construction	4,398,881	1,780,581	3,112,143	4,892,724	2,979,791	1,409,403	1,825,369	3,234,772
Equipment Pool and Other Inventory	N/A	26,849	—	26,849	N/A	7,881	—	7,881
Campus, Tenant Improvements and Other	N/A	100,018	182,602	282,620	N/A	65,209	99,118	164,327
Total Construction in Progress and Land Held for Future Development	9,182,462	$3,769,975	$4,036,950	$7,806,925	7,391,241	$3,347,072	$2,385,082	$5,732,154
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through September 30, 2022. Excludes costs incurred by unconsolidated entities. Also excludes Teraco portfolio development projects ongoing as of September 30, 2022 of $486.9 million as reported in construction in progress on our consolidated balance sheet.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2021.
(5)	Represents approximately 755 acres as of September 30, 2022 and approximately 849 acres as of December 31, 2021.
(6)	Excludes space held for development through unconsolidated entities.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 8.1 million square feet of Turn Key Flex® and Powered Base Building® product. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Development projects	$1,480,449	$1,527,588
Enhancement and improvements	10,268	571
Recurring capital expenditures	156,467	129,553
Total capital expenditures (excluding indirect costs)	$1,647,184	$1,657,712

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the nine months ended September 30, 2022 and 2021 were $109.7 million and $90.4 million, respectively. Capitalized interest comprised approximately $46.2 million and $38.1 million of the total indirect costs capitalized for the nine months ended September 30, 2022 and 2021, respectively. Capitalized interest in the nine months ended September 30, 2022 increased, compared to the same period in 2021, due to an increase in qualifying activities.

Excluding capitalized interest, indirect costs in the nine months ended September 30, 2022 increased compared to the same period in 2021 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2022.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness, non-core asset sales and/or contributions to capital partner vehicles and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of November 2, 2022, we had approximately $1.1 billion of borrowings available under our Global Revolving Credit Facilities.

Our Global Revolving Credit Facilities provide for borrowings up to approximately $3.9 billion (including approximately $0.2 billion available to be drawn on the Yen revolving credit facility). We have the ability from time to time to increase the size of the global revolving credit facility by up to $750 million, subject to the receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available. These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to fund our liquidity requirements from time to time.

On October 25, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into an escrow agreement (the “Escrow Agreement”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), certain lenders (the “Lenders”), and Arnold & Porter Kaye Scholer LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Operating Partnership, the Company, the Administrative Agent and the Lenders delivered executed signature pages to a new term loan (the “Term Loan Agreement”) to be held in escrow by the Escrow Agent and released by the Escrow Agent upon satisfaction of the terms and conditions described in the Escrow Agreement. The Term Loan Agreement provides for a $660 million senior unsecured term loan facility (the “Term Loan Facility”). The Term Loan Facility provides for borrowings in U.S. dollars and will mature on March 31, 2025, subject to one twelve-month extension option at the Operating Partnership’s option; provided, that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans under the Term Loan Facility. While there can be no assurance in this regard, the parties expect to close the Term Loan Agreement on or prior to January 23, 2023.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the nine months ended September 30, 2022, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of September 30, 2022 (in millions):

Debt Summary:
Fixed rate	$12,518.4
Variable rate debt subject to interest rate swaps	233.1
Total fixed rate debt (including interest rate swaps)	12,751.5
Variable rate—unhedged	3,124.7
Total	$15,876.2
Percent of Total Debt:
Fixed rate (including swapped debt)	80.3%
Variable rate	19.7%
Total	100.0%

Effective Interest Rate as of September 30, 2022
Fixed rate (including hedged variable rate debt)	2.26%
Variable rate	2.65%
Effective interest rate	2.33%

Our ratio of debt to total enterprise value was approximately 35% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2022 of $99.18). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P.’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month USD LIBOR, EURIBOR, SONIA, SORA, BBR, HIBOR, TIBOR, CDOR, JIBAR, and for Korean Won the base CD rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities. As of September 30, 2022, our debt had a weighted average term to initial maturity of approximately 5.2 years (or approximately 5.4 years assuming exercise of extension options).

As of September 30, 2022, our pro-rata share of secured debt of unconsolidated entities was approximately $794.1 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$1,202,964	$1,250,289	$(47,325)
Net cash used in investing activities	(3,727,934)	(1,179,817)	(2,548,117)
Net cash provided by (used in) financing activities	2,567,528	(77,170)	2,644,698
Net increase in cash, cash equivalents and restricted cash	$42,558	$(6,698)	$49,256

The changes in the activities that comprise the increase in net cash used in investing activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 consisted of the following amounts (in thousands).

Change
Increase in cash used for business combination / assets acquired	$(1,708,653)
Increase in cash used for improvements to investments in real estate	(5,445)
Increase in cash contributed to investments in unconsolidated entities	(249,847)
Decrease in net cash provided by proceeds from sale of real estate	(515,769)
Other changes	(68,403)
Increase in net cash used in investing activities	$(2,548,117)

The increase in net cash used in investing activities was primarily due to:

(i)	the Teraco Acquisition in August 2022 for approximately $1.7 billion;
(ii)	investments in various unconsolidated entities; and
(iii)	the sale of 11 data centers in Europe in March 2021, partially offset by the sale of a non-core building in Dallas in August 2022.

Change
Increase in cash used in/provided by short-term borrowings	$1,644,708
Increase in cash provided by proceeds from secured / unsecured debt	610,687
Decrease in cash used for repayment on secured / unsecured debt	145,621
Increase in cash provided by proceeds from issuance of common stock, net of costs	232,569
Increase in cash used for dividend and distribution payments	(71,230)
Other changes	82,343
Increase in net cash provided by financing activities	$2,644,698

The increase in net cash provided by financing activities was primarily due to:

(i)	an increase in cash proceeds from short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt due to the issuance of notes in 2022 (2032 Notes in January 2022, Swiss Franc Notes in March 2022, Euro Term Loan in August 2022, 2028 Notes in September 2022), offset by debt issuances in 2021 (2031 Notes in January 2021, Swiss Franc Notes in July 2021);
(iii)	a decrease in cash used for repayment of unsecured notes (in 2022, we redeemed the 4.750% Notes due 2025 ($450 million); in 2021, we redeemed 2.750% Notes due 2023 ($300 million) and paid down the remaining balance of our unsecured term loan ($537 million));
(iv)	an increase in dividend and distribution payments due to an increased dividend amount per share of common stock and common unit; and
(v)	an increase due to the partial settlement of forward sale agreements in July 2022, offset with the proceeds from the ATM program in 2021.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2022, amounted to 2.1% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of September 30, 2022, approximately 0.2 million common units of Digital Realty Trust, L.P. that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income Available to Common Stockholders	$226,894	$124,094	$343,240	$623,869
Adjustments:
Non-controlling interests in operating partnership	5,400	3,000	8,500	16,000
Real estate related depreciation and amortization (1)	381,425	362,728	1,124,914	1,091,065
Depreciation related to non-controlling interests	(8,254)	—	(8,254)	—
Unconsolidated JV real estate related depreciation and amortization	30,831	21,293	89,172	61,654
Gain on real estate transactions	(173,990)	(63,799)	(177,904)	(398,219)
FFO available to common stockholders and unitholders (2)	$462,306	$447,316	$1,379,668	$1,394,369
Basic FFO per share and unit	$1.58	$1.54	$4.74	$4.83
Diluted FFO per share and unit (2)	$1.55	$1.54	$4.61	$4.82
Weighted average common stock and units outstanding
Basic	292,536	289,535	291,084	288,897
Diluted (2)	302,258	290,229	300,028	289,565

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$388,704	$369,035	$1,147,803	$1,107,749
Non-real estate depreciation	(7,279)	(6,307)	(22,889)	(16,684)
	$381,425	$362,728	$1,124,914	$1,091,065

(2)	For all periods presented, we have excluded the effect of the series C, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common stock and units outstanding	292,536	289,535	291,084	288,897
Add: Effect of dilutive securities	9,722	694	8,944	668
Weighted average common stock and units outstanding—diluted	302,258	290,229	300,028	289,565

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2022, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,518.4	$9,937.2
Variable rate debt subject to interest rate swaps	233.1	233.1
Total fixed rate debt (including interest rate swaps)	12,751.5	10,170.3
Variable rate debt	3,124.7	3,124.7
Total outstanding debt	$15,876.2	$13,295.0

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2022:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$(0.1)
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	0.1
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	7.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(7.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	120.2
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(113.9)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2022, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended September 30, 2022, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2022, Digital Realty Trust, Inc. issued an aggregate of 20,514 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2022, Digital Realty Trust, L.P. issued an aggregate of 20,514 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended September 30, 2022, an aggregate of 16,457 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 4,057 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $39.2 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by
		Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

2.1	Amendment No. 1 to Purchase Agreement dated as of January 23, 2020, by and among Digital Realty Trust, Inc., Digital Intrepid Holding B.V. and InterXion Holding N.V.	8-K	001-32336	01/27/2020	2.1
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-Q	001-32336 and 000-54023	05/11/2020	3.1
3.2	Eighth Amended and Restated Bylaws of Digital Realty Trust, Inc.	10-K	001-32336 and 000-54023	02/25/2019	3.02
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
4.1	Supplemental Indenture No. 5, dated as of September 27, 2022, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, including the form of 5.550% Notes due 2028 and the guarantee.	8-K	001-32336 and 000-54023	09/27/2022	4.2
10.1*	Term Loan Agreement, dated as of August 11, 2022, among Digital Dutch Finco B.V., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, L.P, Digital Euro Finco LLC and Digital Realty Trust, L.P. as guarantors, the subsidiary borrowers and additional guarantors named therein, the initial lenders and issuing banks named therein, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Deutsche	8-K	001-32336 and 000-54023	08/17/2022	10.1

Bank Securities Inc., PNC Bank, National Association, The Bank of Nova Scotia, Bank of China, Los Angeles Branch, Oversea-Chinese Banking Corporation, Limited – Los Angeles Agency, Raymond James Bank, Sumitomo Mitsui Banking Corporation, DBS Bank LTD., TD Securities (USA) LLC and U.S. Bank National Association, as joint lead arrangers, BofA Securities, Inc., Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint bookrunners, and the other agents and lenders named therein.

10.2†	Amendment to Employment Agreement, dated as of September 7, 2022, by and among Digital Realty Trust, Inc., DLR LLC and Greg Wright.	X
10.3†	Amendment to Employment Agreement, dated as of September 7, 2022, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power.	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.	X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.	X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.	X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.	X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.	X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.	X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.	X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2022

and December 31, 2021; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

November 4, 2022	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 4, 2022	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Financial Officer (principal financial officer)

November 4, 2022	/S/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

November 4, 2022	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 4, 2022	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Financial Officer (principal financial officer)

November 4, 2022	/s/ CAMILLA A. HARRIS
Camilla A. Harris Chief Accounting Officer (principal accounting officer)