Form 10-K
period 2022-12-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2023-02-27
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2022 totaled approximately $37 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2022. The identification of 10% or greater stockholders as of June 30, 2022 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2022. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 21, 2023
Common Stock, $.01 par value per share	291,157,152

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of their fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of December 31, 2022, the Parent owned an approximate 97.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of December 31, 2022, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

FOR THE YEAR ENDED DECEMBER 31, 2022

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

As of December 31, 2022, our portfolio consisted of 316 data centers (including 59 data centers held as investments in unconsolidated entities), of which 132 are located in the United States, 114 are located in Europe, 34 are located in Latin America, 14 are located in Africa, 13 are located in Asia, six are located in Australia and three are located in Canada.

Our principal executive offices are located at 5707 Southwest Parkway, Building 1, Suite 275, Austin, Texas 78735. Our telephone number is (737) 281-0101. Our website is www.digitalrealty.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K.

Recent Acquisitions

On August 1, 2022, we completed the acquisition of 61.1% indirect controlling interest in Teraco Data Environments (Pty) Ltd., (“Teraco”), a leading carrier-neutral data center and interconnection services provider in South Africa. The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and partial settlement of our forward equity sale agreements. Teraco’s financial information is included in our consolidated financial statements and associated notes to those financial statements.

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

We believe that enterprise data growth is accelerating due to the growing digital economy and emerging technological advances. As enterprises analyze and process this accelerating data mass, they create more data. As this mass of data continues to grow, it needs to be analyzed and processed: a task which we believe is becoming increasingly challenging to replicate and relocate. This phenomenon is called Data Gravity. We believe that enterprise decisionmakers will need to increasingly consider the impact of how Data Gravity impacts their enterprise IT architectures and, accordingly, we have developed the Data Gravity Index: a global forecast that measures the intensity and gravitational force of enterprise data growth.

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

These diverse and secular industry dynamics are driving greater demand for data center capacity not only from global cloud service providers, but also from businesses across other industries, including IT service firms, social media, content providers and the financial services sector. As companies focus on their core competencies and rely on outsourcing to meet their IT infrastructure needs, they are prioritizing colocation for their data center solutions for various reasons, including to reduce latency in data transfer and increase global presence and connectivity. New technologies need a fast, reliable and flexible foundation to operate, and the importance of offering a full spectrum of power, space and connectivity solutions on a global platform continues to grow.

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

PlatformDIGITAL® combines our global presence with our Pervasive Data Center Architecture (PDx®) solution methodology for scaling digital business and efficiently managing data gravity challenges. Our global data center footprint gives customers access to the connected data communities that matter to them with over 300 facilities in 54 metropolitan areas across 28 countries on six continents.

Fundamentally, we bring together foundational real estate and innovative technology expertise around the world to deliver a comprehensive, dedicated product suite to meet customers’ data and connectivity needs. We represent an important part of the digital economy that we believe will benefit from powerful, long-term growth drivers.

We believe that the growth trends in the data center market, technology, the cloud, internet traffic and internet-based services, combined with cost advantages in outsourcing data center requirements, provide attractive growth opportunities for us as a data center solutions provider. Leveraging deep expertise in technology and real estate, we have an expansive global footprint, impressive scale and a full-spectrum fit-for-purpose product offering in key metropolitan areas around the world. These advantages simplify the contracting process for multinational enterprises, eliminating their need to negotiate with multiple local data center solutions providers. In addition, in areas where high data center construction and operating costs and long time-to-market prohibit many of our customers from building their own data centers, our global footprint and scale allow us to meet our customers’ needs quickly and efficiently.

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

We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. At December 31, 2022, we owned or had investments in properties, on a wholly-owned basis or through unconsolidated entities, in the following geographies:

Our portfolio contained a total of approximately 50.8 million rentable square feet including approximately 9.2 million square feet of space under active development and 3.4 million square feet of space held for development. The 59 data centers held as investments in unconsolidated entities had an aggregate of approximately 38.2 million rentable square feet. The 30 parcels of developable land we owned comprised approximately 842 acres.

A significant component of our current and future growth is expected to be generated through the development of our existing space held for future development and acquisition of new properties. As of December 31, 2022, our portfolio, including the 59 data centers held as investments in unconsolidated entities, was approximately 84.7% leased. From time to time, we may look to sell individual assets or portfolios that we do not consider to be core to our business and growth strategy.

Through strategic investments, we have expanded our footprint into Latin America, enhanced our data center offerings in strategic and complementary U.S. metropolitan areas, established our colocation and interconnection platform in the U.S. and expanded our colocation and interconnection platform in Europe and Africa, with each transaction enhancing our presence in top-tier locations throughout North America, Europe, Latin America and Africa. In addition, on August 1, 2022, we completed our acquisition of a majority interest in Teraco, the largest and most densely interconnected data center platform in South Africa, with an in-service portfolio of seven state-of-the-art data centers strategically located in the key South African metro areas of Johannesburg, Cape Town and Durban. In addition, we are investing in our portfolio to organically expand our capacity. As of December 31, 2022, we had 49 projects underway in 26 metropolitan areas around the world, and 58.5% percent of this data center activity is pre-leased.

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

Our data centers are physically secure, network-rich and equipped to meet the power and cooling requirements of smaller footprints up to the most demanding IT applications. Many of our data centers are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our customers’ costs and operational risks and enhances the attractiveness of our properties. In addition, our strategically located global data center campuses offer our customers the ability to expand their global footprint as their businesses grow, while our connectivity offerings on our campuses enhance the capabilities and attractiveness of these facilities. Further, the network density, interconnection infrastructure and connectivity-centric customers in certain of our data centers have led to the organic formation of densely connected data communities that are difficult for competitors to replicate and deliver added value to our customers.

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

PlatformDIGITAL® Solution Model. The PlatformDIGITAL® solution model is based on our Pervasive Data Center Architecture (PDx®) strategy, which brings users, networks, clouds, controls and systems to the data, removing barriers, creating centers of data exchange to accommodate distributed workflows and scaling digital business.

Network Hub	Consolidates and localizes traffic into ingress/egress points to optimize network performance and cost
Control Hub	Hosts adjacent security and IT controls to improve security posture and Hybrid-IT operations
Data Hub	Localizes data aggregation, staging, analytics, streaming and data management to optimize data exchange

Capacity

Product Types	Description
0 to 1 MW (Colocation)	Small (one cabinet) to medium (75 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-5 years Consistent designs, operational environment, power expenses
> 1 MW (Scale & Hyperscale Powered Base Building® Turn-Key Flex®)	Scale from medium to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

The PlatformDIGITAL® solution model is available in our colocation and Turn-Key Flex® data centers, which are move-in ready, physically secure facilities with the power and cooling capabilities to support customers requiring a single rack or cabinet up to multi-megawatt deployments. We believe our colocation and Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. We believe our offerings are also well-suited for those customers who seek to efficiently exchange data with others in our connected data communities lowering their costs and creating value for their business. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, requisite power and network access necessary to support a state-of-the-art data center.

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
ServiceFabric™

A global open orchestration platform enabling customers to easily provision global connectivity and orchestrate connected services across Digital Realty’s worldwide data center footprint and in third party locations

IP Bandwidth	Dedicated Internet Access using blend of ISPs. Provides customer with highly resilient customer dedicated connections including Fixed and Burstable Service options
Pathway	Conduit based access to support bulk fiber interconnection, typically terminating into the POP or Meet Me Room within a given facility

Through investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our data center product offerings. Through product offerings such as our ServiceFabric™ and Interxion Cloud Connect and partnerships with cloud service providers, we can support our customers’ hybrid cloud architecture requirements.

Our Global Customers

Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 4,000 customers, and no single customer represented more than approximately 10.2% of the aggregate annualized recurring revenue of our portfolio as of December 31, 2022. We provide each customer access to a choice of highly customized solutions based on their scale, colocation, and interconnection needs.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for and trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us globally. Our largest customer, accounted for approximately 10.2% of our aggregate annualized recurring revenue as of December 31, 2022. No other single customer accounted for more than approximately 3.6% of the aggregate annualized recurring revenue of our portfolio. Our customers represent a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

Cloud and IT Services	Digital Content Providers and Financial Companies	Network and Mobile Services
Fortune 50 Software Company	Fortune 25 Investment Grade-Rated Company	AT&T
Global Cloud Provider	JPMorgan Chase & Co.	Comcast Corporation
IBM	LinkedIn Corporation	Lumen Technologies, Inc.
Oracle Corporation	Meta Platforms, Inc.	Verizon

Proven Experience Attracting and Retaining Customers. Our specialized data center salesforce, which is aligned to meet our customers’ needs for global, enterprise and network solutions, provides a robust pipeline of new customers, while existing customers continue to grow and expand their utilization of our technology-enabled services to support a greater portion of their IT needs.

Our Design, Engineering and Construction Program

Our extensive development activity, operating scale and process-based approach to data center design and construction result in significant cost savings and added value for our customers. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. See "We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays." in Item 1A. Risk Factors for further discussion. Utilizing our innovative modular data center design, we deliver what we believe to be a technically superior data center environment at significant cost savings and reduced timeframes. Our access to capital and investment-grade ratings allow us to provide data center solutions for customers who do not want to invest their own capital.

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. Our goal is to average through business cycles the following financial ratios: 1) a debt-to-Adjusted EBITDA ratio of 5.5x, 2) a fixed charge coverage of greater than three times, and 3) floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, we have raised approximately $59 billion of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facilities, our term loan facilities, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

Leverage Technology to Develop Comprehensive and Diverse Products. We believe we have one of the most comprehensive suites of global data center solutions available to customers from a single provider.

Global Service Infrastructure Platform. With our recent acquisitions, which extended our footprint further across Latin America, Europe and Africa, enhanced our portfolio of scale and hyper-scale data centers in the U.S. and furthered our position as a leading provider of colocation, interconnection and cloud-enablement services globally, we are able to offer one of the industry’s broadest range of data center solutions to meet our customers’ needs, from a single rack or cabinet to multi-megawatt deployments. We believe our products like ServiceFabric™ and our partnerships with managed services and cloud service providers further enhance the attractiveness of our data centers.

Provide Foundational Services to Enable Customers and Partners. We believe that the platform, through which we offer the foundational services of space, power and connectivity, will enable our customers and partners to serve their customers and grow their businesses. We believe our Internet gateway data centers, individual data centers and data center campuses are attractive to a wide variety of customers and partners of all sizes. Furthermore, we believe our colocation and interconnection offerings, as well as the densely connected data communities that have developed within our facilities, and the availability and scalability of our comprehensive suite of products are valuable and critical to our customers and partners.

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

Sustainability. We believe that addressing sustainability by driving environmental efficiency through the implementation of cost-effective design features and the use of carbon-free and renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. In 2022, for the sixth consecutive year, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements. In 2022, we allocated €753 million in net proceeds from our green bonds to green buildings, energy efficiency improvements, and renewable energy.

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

Energy Management

a) 2021 Energy Data (1)

	a

Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(2)	Grid electricity consumption as a % of Energy Consumption	Renewable Energy as a % of Energy Consumption(3)	Like-for-Like Change in Energy Consumption for Portfolio Area with Data Coverage(4)
93%	9,185,057	97%	57%	6%

(1)	The most recent full year for which energy data is available is 2021. The scope of data coverage includes managed and non-managed assets. In 2021, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office space. These secondary space types are not broken out by subsector.
(2)	The scope of energy includes energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from other sources, including direct fuel usage.
(3)	Provided as a percent of energy consumption for managed assets. Excludes renewable energy delivered as part of the standard utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Renewable Energy Credit (“REC”) and Guaranty-of-Origin (“GO”) purchases, customer-sourced renewable energy and RECs generated by the Company.
(4)	Scope of data is aligned with the 2021 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Sustainable Data Center Ratings

We seek to certify new construction and major redevelopment projects in accordance with recognized sustainable building standards including, but not limited to, the US Green Building Council LEED rating system and the BREEAM rating scheme. We may also certify certain properties in accordance with recognized sustainable operations standards. Our data center space receiving third-party sustainable ratings in 2022 totaled 753,400 square feet. We received the following sustainable data center ratings for the following sites:

Data Center	Metropolitan Area	Rating System	Level Achieved
2323 Bryan Street (Office)	Dallas	LEED (1)	Gold
29A International Business Park	Singapore	BCA Green Mark (3)	Platinum
Digital Seoul No. 1	Seoul	G-SEED (2)	Level 3

(1)	LEEDTM: Leadership in Energy and Environmental Design
(2)	G-SEED: Green Standard for Energy and Environmental Design
(3)	BCA Green Mark: Building and Construction Authority Green Mark

For existing buildings, we seek to benchmark 100% of properties in ENERGY STAR Portfolio Manager and pursue EPA ENERGY STAR certification for eligible U.S. properties. In 2022, we achieved ENERGY STAR for Data Centers recognition for 27 data centers, representing 36% of our U.S. managed data center portfolio by square feet. We may also certify certain properties outside the U.S. in accordance with regionally-recognized energy performance rating standards, such as the NABERS rating scheme in Australia. In total, 29% of our total global managed portfolio by square feet had an energy rating as of December 31, 2022.(1)

(1)	Excludes Powered Base Building space, space under active development, space held for development and non-managed assets.

c) Energy management considerations

Energy and resource management considerations are integrated into our business decisions and strategy. For our operating portfolio, annual capital expense investment planning identifies and evaluates resource efficiency project opportunities alongside non-resource-impacting capital investments. For acquisitions and new development activity, resiliency risks, resource availability, and renewable energy access are considered. Our design and construction process incorporates sustainable features that support resource efficiency during construction as well as during the operational lifecycle of the sites.

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. We set annual power usage effectiveness (“PUE”) targets for assets. Twenty-six of our data centers in EMEA participate in the European Union’s Code of Conduct for Energy Efficiency in Data Centers, a voluntary initiative which addresses airflow management, cooling system efficiency and capital plant replacement.

Globally, we conduct external technical building assessments as well as utilize ENERGY STAR Portfolio Manager scores to prioritize efficiency opportunities. Energy efficiency measures implemented typically involve HVAC and lighting-related improvements and building commissioning. In 2021, energy efficiency measures implemented totaled over 50,150 MWh in projected energy savings.

We set a global carbon reduction target that has been validated by the Science-Based Target Initiative (SBTi) to reduce our Scope 1 and 2 emissions 68% per square foot and Scope 3 emissions from purchased goods and services and fuel- and energy-related activities 24% per square foot by 2030, from a 2018 baseline. In 2021, we showed a 42% reduction in Scope 1 and 2 emissions and 11% reduction in Scope 3 emissions against our baseline. Additionally, we are a signatory to the EU Climate Neutral Data Centre Pact, a Self-Regulatory Initiative committing to climate neutrality by 2030 and setting additional goals around energy efficiency, carbon-free energy sourcing, water conservation and waste heat recycling. We continue to match the energy consumption of our European portfolio and the U.S. colocation business unit with renewable energy certificates. Our five operational U.S. renewable energy purchase agreements produced 797,000 MWh of renewable energy credits in 2021.

We implement ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) to measure, manage and improve the energy and environmental performance of our data centers. In 2021, 40% of our global portfolio had ISO 14001 certifications and 18% of our global portfolio was covered under ISO 50001. Additionally, 100% of our Singapore portfolio was certified under the SS564 Green Data Centres standard for Energy and Environmental Management Systems.

Water Management

a) 2021 Water Data (1)

Water Withdrawal Data Coverage as % of Floor Area	% of Floor Area with 40% or Greater Baseline Water Stress (2)	Total Water Withdrawn by Portfolio Area with Data Coverage (cubic meters, in thousands) (3)	% of Water Withdrawn with 40% or Greater Baseline Water Stress (2)	Like-for-Like Change in Water Withdrawals (4)
86%	39%	5,718	48%	5%
(1)	The most recent full year for which water data is available is 2021. The scope of data coverage includes managed and non-managed assets. The scope of water withdrawals is aligned with the 2021 GRESB Real Estate Assessment Reference Guide. In 2021, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office. These secondary space types are not broken out by subsector.
(2)	Based on properties classified as High or Extremely High Baseline Water Stress determined by the World Resources Institute’s (WRI) Water Risk Atlas tool, Aqueduct. Includes properties that have complete water withdrawal data coverage.
(3)	The scope of water consumed includes potable water and non-potable water purchased from third-party suppliers and water reused.
(4)	Scope of data is aligned with the 2021 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Water Management Risks and Mitigation Strategies

Some of our assets are in regions of high or extremely high baseline water stress and may face future risk of water scarcity, higher water costs, and regulatory constraints on water consumption. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied non-potable water, which accounted for 36% of our total water usage in 2021. We also consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate reliance on access to water for cooling. Our Global Water Strategy addresses the strategic role that water plays in our operations, identifies regions where water quality and scarcity pose the greatest interruption risk to our business, and creates a pipeline of projects and opportunities to advance our position with respect to water conservation, resiliency, and redundancy in our operations.

Management of Tenant Sustainability Impacts

a) 2021 Tenant Sustainability (1)

% of New Leases with Cost Recovery Clause for Efficiency Improvements (2)	Leased Floor Area of New Leases with Cost Recovery Clause (Square Feet)	% of Total Leased Floor Area with Cost Recovery Clauses (3)	% of Leased Floor Area that is Separately Metered for Electricity Consumption (4)
23%	327,536	46%	78%

(1)	The most recent full year for which tenant sustainability data is available is 2021.
(2)	Data provided for new data center scale leases signed and excludes colocation and Powered Base Building agreements.
(3)	Total leased floor area excludes non-managed unconsolidated entities, vacant space, space held for development, space under active development, Powered Base Building, colocation, and non-technical space.
(4)	Excludes unconsolidated entities, vacant space, space held for development, space under active development, and non-technical space. Water use is predominantly driven by shared cooling infrastructure, common areas, and exterior landscape irrigation and is not separately metered.

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

Climate Change Adaptation

a) Properties located in 100-Year Flood Zones

Seven U.S. data centers totaling about 1.95 million square feet are exposed to 100-year flood zones designated by the U.S. Federal Emergency Management Agency (“FEMA”) as special flood hazard areas (“SFHA”). An additional 26 data centers in Europe totaling about 2.59 million square feet are exposed to 100-year flood zones.

b) Climate Change Risks and Mitigation Strategies

We evaluate potential risks and opportunities as a result of climate change and have implemented strategies to mitigate risks and capitalize on opportunities. Climate change risks that we have identified include acute and chronic physical risks, as well as transition risks such as market, policy, reputational, and technology risks. Management of climate-related risks and opportunities is a company-wide effort, delivered through an interdisciplinary effort with contributions from our global operations team, risk management, environmental occupational health and safety, compliance, information security, physical security and other functions, with oversight by our Executive Leadership Team and governed by our Board of Directors. We manage potential risks first via our siting and design standards, then by implementing recommendations to proactively mitigate losses related to short-term acute weather events as well as long-term climate-related changes. Climate resilience measures include maintaining appropriate levels of insurance for each asset, performing climate risk scenario analyses for a selection of our global portfolio, and implementing operational risk reduction measures at the site level. We continue to align our ESG Report with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”) to disclose specific climate-related financial risks and opportunities, mitigation strategies, and associated metrics and targets.

Competition

We compete with numerous data center providers globally, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including Equinix, Inc. and NTT; various private operators in the U.S.; as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America, Africa and Australia. See "We face significant competition, which may adversely affect the occupancy and rental rates of our data centers." in Item 1A. Risk Factors.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2022 has the necessary permits and approvals to operate.

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

In the absence of comprehensive federal climate change legislation (apart from the Inflation Reduction Act passed in 2022, which commits funding to climate and energy programs but does not impose mandatory emissions reductions), regulatory agencies, including the U.S. Environmental Protection Agency, or EPA, and states have taken the lead in regulating GHG emissions in the U.S. Under the Obama administration, from 2009 through 2016, the EPA moved aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its authority under the Clean Air Act. From 2017 through 2020, the Trump administration moved to eliminate or modify certain of the EPA’s GHG emissions regulations and refocus the EPA’s mission away from such regulation. However, the Biden administration has described climate change regulation as a top priority, announcing in April 2021 a target of reducing net U.S. GHG emissions by 50-52 percent from 2005 levels by 2030.

The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved. Under the Obama administration, the EPA finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA also implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from coal-fired and natural gas EGUs. However, in 2019 the EPA repealed the Clean Power Plan and issued the “Affordable Clean Energy Rule” to replace the Clean Power Plan. The Affordable Clean Energy Rule requires heat rate efficiency improvements at certain EGUs, but does not place numeric limits on EGU emissions. In 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated both the Affordable Clean Energy Rule and the Clean Power Plan repeal rule, and the U.S. Supreme Court affirmed the ruling in 2022. The EPA announced in January 2023 that it expects to propose carbon standards for new and existing power plants in April 2023 and finalize them by June 2024. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions.

States have been driving regulation to reduce GHG emissions in the United States. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In September 2016, California adopted legislation calling for a further reduction in GHG emissions to 40% below 1990 levels by 2030, and in July 2017, California extended its cap-and-trade program through 2030. In September 2018, California adopted legislation that will require all of the state’s electricity to come from carbon-free sources by 2045. California also in December 2022 passed a regulation to achieve a zero-carbon economy by 2045. The plan sets out various goals, including cutting GHG emissions by 48 percent by 2030 compared with 1990 levels, exceeding the state’s mandate of a 40 percent reduction. As other examples of state action, in May 2021, Washington passed a law capping GHG emissions from electricity generators and other entities, and in December 2021 Oregon adopted a GHG cap-and-trade program. In addition, in January 2023, New York implemented a “cap-and-invest” program which sets an annual cap on the amount of GHG emissions permitted statewide to meet the New York Climate Act requirement of a 40 percent reduction in emissions by 2030 and at least an 85 percent reduction by 2050, in each case using 1990 as a baseline. Additionally, a number of states have adopted Renewable Portfolio Standards to increase the use of renewable energy, and a number of eastern states participate in the Regional Greenhouse Gas Initiative (RGGI), a market-based program aimed at reducing GHG emissions from power plants.

Outside the United States, the European Union, or EU (as well as the United Kingdom), have been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements). In December 2019, EU leaders endorsed the objective of achieving by 2050 a climate-neutral EU, with net-zero GHG emissions, and in July 2021 the European Commission adopted the European Climate Law to write this goal into the law. The European Climate Law includes a 2030 GHG reduction target of at least 55% below 1990 levels. In July 2021 the European Commission also adopted a Carbon Border Adjustment Mechanism to institute a carbon import tax, which covers electricity imports. In November 2022, the European Commission reached a provisional agreement with the European Parliament to establish binding GHG emission targets for the transport, buildings, waste, and agriculture sectors. National legislation may also be implemented independently by members of the EU. The United Kingdom, after Brexit, independently adopted a target of net-zero emissions by 2050 and implemented an emissions trading scheme.

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

Insurance

We carry commercial general liability, property, business interruption insurance, and other insurance coverage on all of the properties in our portfolio. We select coverages, policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, and industry practice. Insurance is maintained through a combination of commercial insurance, self-insurance and wholly-owned captive insurance entity. We believe the properties in our portfolio are adequately insured. We do not carry insurance for generally uninsured exposures such as loss from war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles we believe are commercially reasonable. See “Potential losses may not be covered by insurance.” in Item 1A. Risk Factors.

Human Capital Resource Management

As of December 31, 2022, we had 3,412 full-time employees. The geographic distribution of our global employee base as of December 31, 2022 is summarized in the following table.

Region	Number of Employees
North America	1,492
Europe	1,728
Asia Pacific	192
Total	3,412

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

During 2022, we sought to play an active role in supporting the communities we operate in across North America, EMEA and APAC. This included companywide giving focused on our four areas of philanthropic focus (disaster relief, STEM, sustainability and diversity, equity and inclusion).

Diversity, Equity and Inclusion

It is our Company’s policy to recruit talent based on skill, knowledge, attitude and experience, without discrimination on the basis of gender, sexual orientation, age, family status, ethnic origin, nationality, disability or religious belief. In 2020, we formally launched our DEI Employee Leadership Council to assess the current state of our diversity, equity and inclusion (“DEI”) initiatives beyond the Women’s Leadership Forum and Veteran’s employee resource groups. The Council partners with HR to identify opportunities for progress, formulate a cohesive strategy, and ultimately lead our global DEI effort. The DEI Council is led by employees spanning various management levels and global regions with program support from our executive management team. Since 2020, the Company has launched three new employee resource groups (ERGs)—Digital Pride (LGBTQI+), the Black ERG, and the Hispanic ERG. Today, more than 600 employees globally are members of Digital Realty’s ERGs. Additionally, the DEI Employee Leadership Council runs a philanthropic program aligning Digital Realty’s DEI efforts with charitable giving; organizations ranging from the National Museum of African American History & Culture, to InterPride, to DFW Canines for Veterans are included.

Digital Realty’s DEI focus and work are set with the “tone from the top” from President & CEO Andrew P. Power. He has signed the CEO Action Pledge for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. Mr. Power and his leadership team help drive our DEI efforts including through ERG sponsorship and employee DEI events. In 2022, we published our EEO-1 report, providing transparency on the racial and gender composition of our U.S. workforce. We disclose our DEI strategy and initiatives annually in our ESG Report.

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

Offices

Our headquarters are located in Austin, Texas. We have regional U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and San Francisco and regional international offices in Amsterdam, Dublin, London, Singapore, Sydney, Tokyo and Hong Kong.

Reports to Security Holders

Digital Realty Trust, Inc. is required to send an annual report to its securityholders and to our Operating Partnership’s unitholders.

ITEM 1A.      RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 48.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risk Related to Our Business and Operations

●	Our business depends upon the demand for data centers.
●	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
●	Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
●	We may be vulnerable to breaches, or unauthorized access to, or disruption of our physical and information technology and operational technology infrastructure and systems.
●	We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.
●	Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
●	Our contracts with our customers could subject us to significant liability.
●	Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.
●	Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
●	We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
●	Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
●	Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.
●	Our business and operations, and our customers, suppliers and business partners may be adversely affected by epidemics, pandemics or other outbreaks.
●	We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
●	We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays.
●	We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.
●	We depend upon third-party suppliers for power, and we are vulnerable to service failures and to price increases by such suppliers and to volatility in the supply and price of power in the open market.
●	We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
●	Our international activities, including acquisition, ownership and operation of data centers located outside of the United States, subject us to risks different than those we face in the United States and we may not be able to effectively manage our international business.
●	Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.
●	We may be subject to unknown or contingent liabilities related to our recent acquisitions, for which we may have no or limited recourse against the sellers.

●	We may be unable to identify, including sourcing off-market deal flow, and complete acquisitions on favorable terms or at all.
●	Joint venture (JV) investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our JV partners.
●	Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.
●	Many of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.
●	We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.
●	Our growth depends on external sources of capital which are outside of our control.
●	Declining real estate valuations, impairment charges and illiquidity of real estate investments could adversely affect our earnings and financial condition.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	We may have difficulty managing our growth.
●	Potential losses may not be covered by insurance.
●	We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
●	Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.
●	We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.
●	Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Risks Related to the Organizational Structure

●	Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.
●	Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.
●	The conversion rights of Digital Realty Trust, Inc.’s preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.
●	Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Risks Related to Taxes and Digital Realty Trust, Inc.’s Status as a REIT

●	Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.
●	In certain circumstances, Digital Realty Trust, Inc. may be subject to federal and state taxes as a REIT, which would reduce its cash available for distribution to its stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
●	Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
●	The power of Digital Realty Trust, Inc.’s Board of Directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
●	If Digital Realty Trust L.P. were to fail to qualify as a partnership for federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.

●	Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.
●	Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.

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

We compete with numerous data center providers globally, many of whom own or operate properties similar to ours in some of the same metropolitan areas where our data centers are located, including Equinix, Inc. and NTT; various private operators in the U.S.; as well as Global Switch Holdings Limited and various regional operators in Europe, Asia, Latin America, Africa and Australia. In addition, we may in the future face competition from new entrants into the data center market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.

If our competitors offer space that our customers or potential customers perceive to be superior to ours based on factors such as available power, security, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our data centers or reduce our rental rates. In addition, many of our competitors have developed and continue to develop additional data center space. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop. Further, if customers or potential customers desire services that we do not offer, we may not be able to lease our space to those customers. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

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

Although our customers’ computing equipment resides in our buildings, we generally do not have access to, nor do we have knowledge of, what applications and data are being housed and processed on their equipment. In certain instances, we provide digital infrastructure and platforms as a service to our customers, which increases the risk of loss of data, and have recently expanded these aspects of our business. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. For example, the EU General Data Protection Regulation (GDPR), and any subsequent amended versions of it, and similar regulations that apply to our business globally may have significant impact on our compliance frameworks and operations. If we fail to comply with these various regulations, we may have to pay fines or damages. We may not be able to limit our liability or damages in the event of such a loss.

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

As of December 31, 2022, the 20 largest customers in our portfolio represented approximately 50% of the total annualized recurring revenue generated by our properties. Our top three customers represented approximately 17% of the total annualized recurring revenue generated by our properties as of December 31, 2022. In addition, 33 of our 316 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 21, 2023, we had no material customers in bankruptcy.

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

At December 31, 2022, we owned approximately 9.2 million square feet of space under active development and approximately 3.4 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2022, customer agreements representing 23.4% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2024, and an additional 16.0% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Our portfolio is located in 54 metropolitan areas. As of  December 31, 2022, our portfolio, including the 59 data centers held as investments in unconsolidated entities, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2022
Metropolitan Area	Total annualized rent (1)
Northern Virginia	18.3%
Chicago	8.4%
London	5.9%
New York	5.8%
Frankfurt	5.4%
Dallas	5.4%
Silicon Valley	5.4%
Singapore	5.2%
Sao Paulo	4.2%
Amsterdam	3.8%
Johannesburg	2.5%
Paris	2.2%
Phoenix	1.8%
San Francisco	1.7%
Portland	1.7%
Other	22.3%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2022 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2022 was approximately $117.3 million.

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

In particular, the global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption, including in construction activity. We have experienced delays in construction activity in our markets due to government restrictions in specific locations and as a result of the availability of labor, and these delays have impacted and are continuing to impact some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity, even after government restrictions are eased and construction labor becomes more readily available, due to increased safety protocols implemented in response to the COVID-19 pandemic.

We cannot predict the full extent of the impact that the COVID-19 pandemic will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us, our future financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel.

We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.

We do not own all the buildings in our portfolio. These leased buildings accounted for approximately 16% of our total revenue for the year ended December 31, 2022. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the initial terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

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

The development of our data centers requires the timely delivery of required equipment and materials. We rely on third parties to provide the equipment and materials needed for our construction and development needs. Our global supply chain and development activities could be impacted by disruptions, such as political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents, pandemics and other business interruptions, which could impact our ability to meet delivery timelines, including delivery timelines to our customers, and lead to delays, reputational damage, potential penalties that we may be required to pay and potential terminations of agreements by our customers. If any such delay or disruption were to occur, it could have an adverse effect on our liquidity and financial condition. Changes in the timing or costs of procuring materials and equipment used in our construction and development programs, including vendor costs, or changes in our relationships with vendors, could have an adverse effect on our results of operations. Similarly, our customers may experience supply chain or procurement disruptions, constraints and increased costs, which may impact their ability to deploy in our facilities, which could have a material adverse impact on our business and financial condition. During the COVID-19 pandemic, we have actively monitored our vendors and suppliers and remain in frequent communication with customers, contractors and suppliers. We have proactively managed our supply chain, and we believe the equipment needed will be delivered to complete our ongoing development activities. Although to date, we have been able to manage through disruptions in our supply chain and procurement process due to the COVID-19 pandemic, continuing disruptions could have a material adverse impact on our business and financial condition. However, the full extent and impact of the ongoing COVID-19 pandemic on our future supply chain and procurement process cannot be reasonably estimated at this time and it could have a material adverse impact on our business and financial condition. In addition, the ongoing military conflict between Russia and Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions. In particular, disruptions in the oil and gas and electric power markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have also been proposed and/or threatened. Some of our data centers in Europe partially rely on energy produced in-part from fossil fuels originating from Russia, which Russia has reduced. If Russia further reduces or turns off energy supplies to Europe, our European operations could be affected adversely.

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

We have also entered into power purchase agreements with contract terms ranging from 5-15 years. These agreements require us to purchase renewable energy and/or renewable energy credits from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy decreases, we may be required to pay more under the power purchase agreements than we would otherwise if we were to purchase renewable energy credits on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of unpredictable weather, natural phenomena or otherwise, could negatively impact the quantity of renewable energy credits delivered to us.

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

Our portfolio included 184 data centers, including 44 held in unconsolidated entities, located outside of the United States as of December 31, 2022. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.

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

Our foreign operations involve additional risks not generally associated with or different from operations in the United States, including:

●	our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these metropolitan areas;
●	complexity and costs associated with managing international development and operations;
●	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;
●	the adoption and expansion of trade restrictions or the occurrence of trade wars;
●	differing employment practices and labor issues, including related to works councils, employee committees, labor unions and collective rights of action;
●	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;
●	unexpected changes in political environments, such as the United Kingdom’s withdrawal from the European Union;
●	exposure to increased taxation, confiscation or expropriation;
●	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
●	difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;
●	local business and cultural factors;
●	geographic, political and economic instability, including sovereign credit risk and rapid and unpredictable changes in economic policy and regulatory environments, in certain geographic regions and emerging markets; and
●	risks related to bribery and corruption.

The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, have in the past and may continue to be more economically and politically volatile and, as a result, operations in these regions could be subject to heightened risk of disruption, which could have a material adverse effect on our overall results of operations.

With respect to the United Kingdom’s withdrawal from the European Union, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, tax and customs laws, intellectual property rights, environmental, health and safety laws and regulations, immigration laws, employment laws and transport laws could increase costs, disrupt supply chains, and depress economic activity and restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

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

Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. Our ability to realize the anticipated benefits of our combination with Interxion in March 2020 and other acquisitions depends, to a large extent, on our ability to integrate each of them with our business. The combination of two independent businesses can be a complex, costly and time-consuming process, which requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business. There can be no assurance that we will be able to successfully integrate acquired properties and businesses with our business or otherwise realize the expected benefits of these acquisitions. In addition, even if our operations are integrated successfully with the operations of our acquisitions, we may not realize the full benefits of the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the acquisitions and negatively impact the price of our common stock.

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

At December 31, 2022, we had approximately 9.2 million square feet of space under active development and approximately 3.4 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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

Over the past year, the consumer price index has increased substantially year over year. Federal policies to stimulate the economy during the pandemic and more recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, inflation and increases in the consumer price index.

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs and maintenance, utilities, security and insurance. With regard to utilities expense, which is our largest expense category, the vast majority of the expense is passed directly through to our customers which significantly mitigates our exposure to increases in power costs.  For our other operating expenses, we expect to recover some increases from our customers through our existing lease structures, annual rent escalations or from the resetting of rents from our renewal and re-leasing activities. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that the impact of inflation will be adequately offset by some of our annual rent escalations contained in our leases, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of higher operating expenses resulting from inflationary pressure. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our customer contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

Our total consolidated indebtedness at December 31, 2022 was approximately $16.7 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. As of December 31, 2022, we have a $3.75 billion global revolving credit facility. We have the ability from time to time to increase the size of the global revolving credit facility by up to $750 million, subject to receipt of lender commitments and other conditions precedent. At December 31, 2022, approximately $1.7 billion was available under this facility, net of outstanding letters of credit. As of February 21, 2023, we had approximately $1.7 billion available under the global revolving credit facility, net of outstanding letters of credit.

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

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our global revolving credit facilities, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve and other central banks continue to increase short-term interest rates, this could have a significant upward impact on the interest rates that apply to our variable rate debt. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements to fix a portion of our floating rate debt. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would have had we not entered into the swap agreements.

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

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by issuing fixed rate debt instruments and by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 80% of our total indebtedness as of December 31, 2022 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facilities and as our borrowings under our global revolving credit facilities increase, our percentage of indebtedness not subject to fixed rates and our exposure to interest rates may increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We depend on the efforts of key personnel of our Company, particularly Andrew P. Power, our President & Chief Executive Officer, and Matthew Mercier, our Chief Financial Officer. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential customers and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective customers and industry personnel could suffer. Many of our Company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with customers. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our Company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

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

We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. A significant portion of our properties are located in seismically active zones such as California, which represents approximately 8% of our portfolio’s annualized rent as of  December 31, 2022. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. We may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, for each of the years involved because:

●	Digital Realty Trust, Inc. would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal and state corporate income taxes on its taxable income;
●	Digital Realty Trust, Inc. also could be subject to federal alternative minimum tax and possibly increased state and local taxes; and
●	unless Digital Realty Trust, Inc. is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	reduced demand for data centers or decreases in information technology spending;
●	decreased rental rates, increased operating costs or increased vacancy rates;
●	increased competition or available supply of data center space;
●	the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services;
●	breaches of our obligations or restrictions under our contracts with our customers;
●	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;
●	the impact of current global and local economic, credit and market conditions;
●	global supply chain or procurement disruptions, or increased supply chain costs;
●	the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs;
●	the impact on our customers’ and our suppliers’ operations during a pandemic, such as COVID-19;
●	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;
●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate;
●	our inability to retain data center space that we lease or sublease from third parties;
●	information security and data privacy breaches;
●	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;
●	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions;
●	our failure to successfully integrate and operate acquired or developed properties or businesses;
●	difficulties in identifying properties to acquire and completing acquisitions;

●	risks related to joint venture investments, including as a result of our lack of control of such investments;
●	risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;
●	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;
●	financial market fluctuations and changes in foreign currency exchange rates;
●	adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;
●	our inability to manage our growth effectively;
●	losses in excess of our insurance coverage;
●	our inability to attract and retain talent;
●	environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals;
●	the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations;
●	our inability to comply with rules and regulations applicable to our Company;
●	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;
●	Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes;
●	restrictions on our ability to engage in certain business activities;
●	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report, including under Part I, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.Click or tap here to enter text.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a)(2) and which is included in Part II, Item 8.

Our Portfolio

The following table presents an overview of our portfolio of properties, including the 59 data centers held as investments in unconsolidated entities and developable land, based on information as of December 31, 2022 (amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 11. “Debt of the Operating Partnership” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2022.

			Space Under
	Data Center	Net Rentable	Active	Space Held for	Occupancy
Metropolitan Area	Buildings	Square Feet (1)	Development (Sq Ft) (2)	Development (Sq Ft) (3)	Percentage (4)

North America
Northern Virginia	25	5,577	1,774	124	93.8%
Chicago	10	3,428	35	113	91.7%
New York	13	2,209	73	74	80.6%
Dallas	22	3,334	327	77	83.0%
Silicon Valley	15	1,590	—	131	95.2%
Phoenix	2	796	—	—	70.0%
San Francisco	4	843	—	—	65.5%
Portland	3	598	553	—	97.4%
Atlanta	4	526	31	314	96.4%
Los Angeles	2	611	11	—	80.1%
Seattle	1	399	—	—	79.0%
Toronto	2	367	361	—	84.5%
Boston	3	437	—	51	45.9%
Houston	6	393	—	14	61.6%
Miami	2	226	—	—	84.2%
Austin	1	86	—	—	58.6%
Minneapolis/St. Paul	1	329	—	—	100.0%
Charlotte	3	95	—	—	90.0%
North America Total	119	21,844	3,165	898	86.3%

Europe
London	16	1,432	64	96	65.8%
Frankfurt	29	1,981	1,759	—	87.9%
Amsterdam	13	1,270	—	92	79.5%
Paris	13	760	937	—	81.2%
Marseille	4	436	83	38	81.6%
Dublin	9	475	78	—	80.8%
Vienna	3	355	133	—	81.3%
Zurich	3	285	314	—	81.0%
Madrid	4	220	188	—	86.4%
Brussels	3	163	175	—	76.4%
Stockholm	6	190	116	—	71.0%
Copenhagen	3	176	149	—	77.6%
Dusseldorf	3	116	98	—	61.6%
Athens	4	55	159	—	87.1%
Zagreb	1	22	8	—	80.8%
Europe Total	114	7,936	4,261	226	79.3%

Asia Pacific
Singapore	3	883	—	—	94.0%
Sydney	4	362	—	88	90.1%
Melbourne	2	147	—	—	62.3%
Seoul	1	162	—	—	4.3%
Hong Kong	1	99	186	—	0.6%
Osaka	1	—	236	—	—%
Asia Pacific Total	12	1,653	422	88	75.9%

Africa
Johannesburg	5	877	742	—	71.7%
Cape Town	2	194	132	—	78.8%
Durban	1	45	—	—	73.1%
Nairobi	1	16	—	—	72.7%
Mombasa	2	46	—	12	12.2%
Maputo	1	7	—	—	—%
Africa Total	12	1,185	874	12	70.2%

Non-Data Center Properties	—	51	—	212	100.0%

Managed Unconsolidated Entities
Northern Virginia	8	1,482	—	—	100.0%
Silicon Valley	4	414	—	—	100.0%
Hong Kong	1	186	—	—	87.4%
Toronto	1	104	—	—	87.1%
Los Angeles	2	197	—	—	100.0%
Lagos	1	4	—	—	100.0%
Abuja	1	1	—	—	73.0%
	18	2,388	—	—	98.4%

Non-Managed Unconsolidated Entities
Sao Paulo	23	1,103	301	1,067	98.9%
Tokyo	3	1,140	160	—	71.8%
Osaka	3	409	56	62	88.5%
Queretaro	3	108	9	391	100.0%
Santiago	3	96	—	198	77.9%
Rio De Janeiro	2	99	—	—	100.0%
Fortaleza	1	94	—	—	100.0%
Seattle	1	51	—	—	100.0%
Bogota	2	—	—	197	—%
	41	3,100	526	1,915	87.1%

Total	316	38,157	9,248	3,351	84.7%

(1)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development and land held for development.
(4)	Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

We lease space from third parties under noncancellable leases for: our corporate headquarters, several regional office locations, certain data centers, and certain equipment. In addition, we are subject to ground leases at certain data centers primarily in Europe and Singapore.

Customer Diversification

The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized recurring revenue as of December 31, 2022 (dollar amounts in thousands).

		Number	Annualized	% of Annualized	Weighted Average
		of	Recurring	Recurring	Remaining Lease
	Tenant	Locations	Revenue (1)	Revenue	Term in Years
1	Fortune 50 Software Company	65	$370,954	10.2%	8.2
2	IBM	38	132,852	3.6%	2.7
3	Social Content Platform	19	132,830	3.6%	4.9
4	Oracle Corporation	36	129,909	3.6%	4.5
5	Global Cloud Provider	54	125,132	3.4%	3.1
6	Fortune 25 Investment Grade-Rated Company	29	111,130	3.0%	3.9
7	Equinix	19	89,041	2.4%	7.0
8	LinkedIn Corporation	9	85,374	2.3%	2.1
9	Meta Platforms, Inc.	44	67,556	1.9%	4.2
10	Fortune 25 Tech Company	49	65,285	1.8%	3.6
11	Fortune 500 SaaS Provider	15	63,389	1.7%	3.7
12	Cyxtera	15	61,469	1.7%	9.4
13	Social Media Platform	8	61,277	1.7%	8.4
14	Rackspace	24	53,225	1.5%	9.8
15	Lumen Technologies, Inc.	130	51,005	1.4%	10.1
16	JPMorgan Chase & Co.	17	43,223	1.2%	1.8
17	Verizon	101	41,557	1.1%	3.5
18	Comcast Corporation	39	40,821	1.1%	5.0
19	AT&T	76	39,470	1.1%	2.8
20	Zayo	125	35,380	1.0%	1.7
	Total / Weighted Average		$1,800,879	49.3%	5.9

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage. Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)	Annualized recurring revenue represents the monthly contractual base rent (defined as cash base rent before abatements), and interconnection revenue under existing leases as of December 31, 2022 multiplied by 12.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on size (in megawatts), excluding approximately 8.9 million square feet of space under active development and approximately 3.3 million square feet of space held for development at December 31, 2022, under lease as of December 31, 2022 (dollar and square feet amounts in thousands).

	Total Net	Percentage of Net
	Rentable Square	Rentable Square	Annualized	Percentage of
Size	Feet(1)	Feet(1)	Rent(2)	Annualized Rent
Available	5,278	16.0%	—	—
0 - 1 MW	5,149	15.6%	$1,132,142	34.7%
> 1 MW	14,285	43.5%	1,860,237	57.0%
Other (3)	8,193	24.9%	269,294	8.3%
Total	32,905	100.0%	$3,261,673	100.0%

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2022 multiplied by 12.
(3)	Other includes unimproved building shell capacity as well as storage and office space within fully improved data center facilities.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2022 plus available space for ten calendar years at the properties in our portfolio. The table excludes space that is currently under active development or held for active development. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (amounts in thousands, except per square foot amounts).

						Annualized
					Annualized	Rent Per
		Percentage		Percentage of	Rent Per	Occupied
	Square Footage of	of Net Rentable	Annualized	Annualized	Occupied	Square Foot	Annualized Rent
Year	Expiring Leases (1)	Square Feet (1)	Rent (2)	Rent (2)	Square Foot	at Expiration	at Expiration
Available	5,278	16.0%
Month to Month (3)	366	1.1%	$68,654	2.1%	$187	$188	$69,016
2023	5,123	15.6%	894,353	27.4%	175	175	894,280
2024	2,581	7.8%	380,803	11.7%	148	151	388,675
2025	3,446	10.5%	428,658	13.0%	124	130	446,421
2026	2,904	8.8%	324,697	10.0%	112	119	346,166
2027	2,488	7.7%	309,596	9.5%	124	136	337,553
2028	1,130	3.4%	116,195	3.6%	103	113	127,333
2029	1,626	5.0%	149,820	4.6%	92	104	169,421
2030	1,314	4.0%	130,561	4.0%	99	109	143,164
2031	1,132	3.4%	129,092	4.0%	114	129	145,811
2032	901	2.7%	100,251	3.1%	111	130	117,396
Thereafter	4,615	14.0%	228,991	7.0%	50	61	279,960
Portfolio Total / Weighted Average	32,904	100.0%	$3,261,671	100.0%	$117	$124	$3,465,196

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2022 multiplied by 12.
(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to various legal proceedings. As of December 31, 2022, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

As of February 21, 2023, there were approximately 68 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 21, 2023, there were 73 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2017 through December 31, 2022, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2017 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2017 and

dividends reinvested

To fiscal year ending December 31, 2022

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2017	100.0	100.0	100.0
December 31, 2018	97.0	95.6	95.4
December 31, 2019	113.0	125.7	120.1
December 31, 2020	136.1	148.9	111.0
December 31, 2021	177.8	191.6	158.8
December 31, 2022	105.0	156.9	119.9
●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2017.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the year ended December 31, 2022, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2022, Digital Realty Trust, Inc. issued an aggregate of 373,953 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2022, our Operating Partnership issued an aggregate of 373,953 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2022, an aggregate of 65,854 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 308,099 shares of common stock.

All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2022 have been disclosed previously in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $41 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

REPURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

None.

ITEM 6.       [Reserved]

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. of this report and the matters described under Item 1A. Risk Factors. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”

A discussion regarding our financial condition and results of operations for 2022 as compared to 2021 is presented herein. Information on 2020 is presented in graphs and other tables only to show year-over-year trends in our results of operations and operating metrics. Our financial condition for 2020 and results of operations for 2020 – and also 2020 as compared to 2021 – can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on form 10-K for the fiscal year ended 2021, filed with the SEC on February 25, 2022.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We are committed to maintaining a conservative capital structure. Our goal is to average through business cycles the following financial ratios: 1) a debt-to-Adjusted EBITDA ratio of 5.5x, 2) a fixed charge coverage of greater than three times, and 3) floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost.

Summary of 2022 Significant Activities

We completed the following significant activities in 2022 as described in the Notes to the Consolidated Financial Statements:

●	In January, we issued and sold €750.0 million aggregate principal amount of 1.375% Guaranteed Notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €737.5 million (approximately $835.3 million based on the exchange rate on January 18, 2022) after deducting managers’ discounts and estimated offering expenses.
●	In February, we redeemed $450.0 million of 4.750% Notes due 2025. As part of this redemption, we recorded a $51.1 million loss on extinguishment of debt.
●	In March, we issued and sold CHF 100 million aggregate principal amount of 0.600% Guaranteed Notes due 2023 (the “2023 Notes”) and CHF 150 million aggregate principal amount of 1.700% Guaranteed Notes due 2027 (the “2027 Notes” and, together with the 2023 Notes, the “Swiss Franc Notes”). The Swiss Franc Notes are senior unsecured obligations of Digital Intrepid Holding B.V. and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering of the Swiss Franc Notes were approximately CHF 248.6 million (approximately $269.2 million based on the exchange rate on March 30, 2022) after deducting the managers’ commissions and certain offering expenses.
●	In June, we announced the formation of a joint venture with Mivne Real Estate (K.D.). The joint venture will operate under the brand name Digital Realty Mivne and will develop a multi-tenant data center campus in Israel.
●	In July, we partially settled the September 2021 forward sale agreements by issuing approximately 2.7 million shares, resulting in proceeds of approximately $400.0 million.
●	In August, we closed the acquisition of 61.1% indirect controlling interest in Teraco, a leading carrier-neutral colocation provider in South Africa, for total cash consideration of $1.7 billion in a transaction valuing Teraco at approximately $3.3 billion.
●	In August, we sold a non-core building in Dallas for net proceeds of $203 million resulting in a net gain on sale of $174 million.
●	In August, we entered into a term loan agreement, comprised of a €375.0 million three-year senior unsecured term loan facility and a €375.0 million five-year senior unsecured term loan facility. The term loans were funded in August (€500.0 million) and in September (€250.0 million). The interest rate for borrowings under the term loans is based on EURIBO, plus a margin based on the corporate credit rating of our long-term senior unsecured debt.

●	In September, we completed an underwritten public offering of $550.0 million aggregate principal amount of our Operating Partnership’s 5.550% Notes due 2028 (the “2028 Notes”). Our Operating Partnership’s obligations under the 2028 Notes are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Net proceeds from the offering of the 2028 Notes were approximately $544.5 million, after deducting the managers’ commissions and certain offering expenses.
●	In November, we physically settled the remaining portion of the September 2021 forward sale agreements in full by issuing an aggregate of approximately 3.6 million shares of our common stock, resulting in proceeds of approximately $539 million.
●	In December, we completed an underwritten public offering of an additional $350.0 million aggregate principal amount of the 2028 Notes. Net proceeds from the offering of the additional 2028 Notes were approximately $343.9 million, after deducting the managers’ commissions and certain offering expenses.

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

	As of December 31, 2022					As of December 31, 2021
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	119	21,894	3,165	1,110	86.28%	114	21,752	2,327	900	85.4%
Europe	114	7,936	4,265	226	79.28%	107	7,549	3,125	191	74.6%
Asia Pacific	12	1,653	421	88	75.94%	12	1,355	806	—	76.2%
Africa	12	1,184	495	—	70.19%	4	26	41	—	58.5%
Consolidated Portfolio	257	32,667	8,346	1,424	83.50%	237	30,682	6,299	1,091	82.5%
Managed Unconsolidated Portfolio	18	2,389	—	—	98.44%	16	2,384	—	—	95.2%
Non-Managed Unconsolidated Portfolio	41	3,100	526	1,915	87.05%	34	2,565	931	1,591	86.0%
Total Portfolio	316	38,156	8,872	3,339	84.72%	287	35,631	7,230	2,682	83.6%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Operating Partnership—Development Projects”.
(3)	Space held for development includes space held for future data center development, and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Operating Partnership—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of December 31, 2022, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the year ended December 31, 2022 (square feet amount in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,714	$272.49	$282.19	3.6%	$—	1.7
> 1 MW	1,204	$147.57	$148.29	0.5%	$17.68	4.6
Other (6)	811	$38.03	$45.54	19.7%	$14.28	10.6
New Leases Signed (5)
0 — 1 MW	487	—	$275.73	—	$18.64	3.7
> 1 MW	2,884	—	$128.94	—	$0.87	8.7
Other (6)	366	—	$49.93	—	$1.97	8.5
Leasing Activity Summary
0 — 1 MW	2,201		$280.76
> 1 MW	4,088		$134.64
Other (6)	1,177		$46.90
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2022 to 2023.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect average aggregate rental rates on renewed data center leases for 2023 expirations to be positive as compared with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration of annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
December 31, 2022
Metropolitan Area	Total annualized rent (1)
Northern Virginia	18.3%
Chicago	8.4%
London	5.9%
New York	5.8%
Frankfurt	5.4%
Dallas	5.4%
Silicon Valley	5.4%
Singapore	5.2%
Sao Paulo	4.2%
Amsterdam	3.8%
Johannesburg	2.5%
Paris	2.2%
Phoenix	1.8%
San Francisco	1.7%
Portland	1.7%
Other	22.3%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2022 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2022 was approximately $117.3 million.

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

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, gain on disposition of properties, interest expense, and income tax expense make up the majority of other income/(expense). Equity in earnings of unconsolidated entities represents our share of the income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. The largest of these investments is currently our investment in Ascenty, which is located primarily in Latin America. Our second-largest equity-method investment is Digital Core REIT, which is publicly traded on the Singapore Exchange (“SGX”) and which owns a portfolio of 11 properties operating in the United States, Canada and Germany. Refer to additional discussion of Digital Core REIT and Ascenty in the Notes to the Consolidated Financial Statements.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the year ended December 31, 2022 as compared to December 31, 2021 is shown below (in thousands).

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2021	17,095	13,587	30,682
New development and space reconfigurations	35	1,357	1,393
Transfers to stabilized from nonstabilized	6,719	(6,724)	(5)
Transfers to nonstabilized from stabilized	(302)	90	(212)
Dispositions / Sales	(387)	—	(387)
Acquisitions	—	1,197	1,197
As of December 31, 2022	23,160	9,507	32,667

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenues

Total operating revenues as shown on our consolidated income statements was as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Stabilized	$3,447,294	$3,492,704	$(45,409)	(1.3)%
Non-Stabilized	1,215,389	902,335	313,054	34.7%
Rental and other services	4,662,683	4,395,039	267,644	6.1%
Fee income and other	29,151	32,843	(3,692)	(11.2)%
Total operating revenues	$4,691,834	$4,427,882	$263,952	6.0%

Total operating revenues increased by approximately $264.0 million for the year ended December 31, 2022 compared to the same period in 2021 driven primarily by growth in non-stabilized rental and other services revenue.

Stabilized rental and other services revenue decreased by $45.4 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to a $131.9 million unfavorable foreign currency translation effect (primarily related to weaking of the Euro and British pound sterling versus the U.S. dollar) partially offset by a net increase in tenant reimbursements related to higher utility consumption of $97.5 million.

Non-stabilized rental and other services revenue increased $313.1 million for the year ended December 31, 2022, compared to the same period in 2021, driven primarily by:

(i)	an increase of $368.3 million due to the completion of global development pipeline and related lease up operating activities, with $94.8 million generated from an APAC property, which came online in the second quarter of 2021 and was fully operational by the first quarter of 2022. The markets with the biggest contribution were Singapore, Portland, Paris, Dublin, Frankfurt and Amsterdam;
(ii)	$71.4 million generated as a result of Teraco acquisition in August 2022;
(iii)	offset by a $126.7 million decrease from the impact of properties sold in 2021 and 2022.

Operating Expenses — Property Level

Property level operating expenses as shown in our consolidated income statements were as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Stabilized	$737,997	$658,624	$79,373	12.1%
Non-Stabilized	267,074	125,951	141,123	112.0%
Total Utilities	1,005,071	784,575	220,496	28.1%

Stabilized	600,421	603,789	(3,368)	(0.6)%
Non-Stabilized	220,325	182,142	38,183	21.0%
Total Rental property operating and maintenance (excluding utilities)	820,746	785,931	34,815	4.4%

Total Rental property operating and maintenance	1,825,817	1,570,506	255,311	16.3%

Stabilized	146,500	158,719	(12,219)	(7.7)%
Non-Stabilized	45,245	49,095	(3,850)	(7.8)%
Total Property taxes and insurance	191,745	207,814	(16,069)	(7.7)%

Total property level operating expenses	$2,017,562	$1,778,320	$239,242	13.5%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $79.4 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to an increase in utility consumption and higher rates at certain properties in the stabilized portfolio of $116.5 million offset by a $37.1 million foreign currency translation effect.

Total non-stabilized utilities expenses increased by approximately $141.1 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to higher utility consumption in a growing portfolio of recently completed development sites of $160.7 million offset by a $17.7 million foreign currency translation effect.

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) decreased $3.4 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to a $24.0 million foreign currency translation effect partially offset by an increase in common area maintenance utilities and repairs and maintenance of $20.9 million.

Total non-stabilized rental property operating and maintenance expenses increased $38.2 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to higher lease and common area maintenance expense in a growing portfolio of recently completed development sites of approximately $51.6 million offset by a foreign currency translation effect primarily due to the Euro versus the U.S. dollar of approximately $12.5 million.

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

Total Property Taxes and Insurance

Total stabilized property taxes and insurance decreased $12.2 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to $13.5 million of a reduction in property tax liabilities and property tax refunds spread across the portfolio, offset by a $1.6 million foreign currency translation effect.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Year Ended December 31,
	2022	2021	$ Change	% Change
Depreciation and amortization	$1,577,933	$1,486,632	$91,301	6.1%
General and administrative	422,167	400,654	21,513	5.4%
Transaction, integration and other expense	68,766	47,426	21,340	45.0%
Impairment of investments in real estate	3,000	18,291	(15,291)	(83.6)%
Other	12,438	2,550	9,888	387.8%
Total other operating expenses	2,084,304	1,955,553	128,751	6.6%
Total property level operating expenses	2,017,562	1,778,320	239,242	13.5%
Total operating expenses	$4,101,866	$3,733,873	$367,993	9.9%

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $75.8 million for the year ended December 31, 2022, compared to 2021, primarily due to i) a $64 million gain recorded as a component of our share of earnings in the PGIM joint venture which was associated with the joint venture’s sale of a portfolio of 10 data centers in August 2021 and ii) the foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity.

Gain on Disposition of Properties

Gain on disposition of properties, decreased $1,204.0 million for the year ended December 31, 2022 compared to the same period in 2021. The decrease was due primarily to i) gain of approximately $1 billion on the disposition of 10 operating properties to the SREIT in December 2021, ii) gain of approximately $332.0 million in March 2021 associated with the sale of a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total purchase consideration of approximately $680.0 million, offset by iii) the disposition of a property in the Dallas market in August 2022 resulting in a net gain on sale of $174 million.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt increased approximately $32.5 million for the year ended December 31, 2022 compared to the same period in 2021. The increase is primarily due to the redemption of the 4.750% Notes due 2025 in February 2022, which resulted in a $51.1 million loss, compared to the redemption 2.750% Notes due 2023 in February 2021, which resulted in a $18.3 million loss.

Income Tax Expense

Income tax expense decreased by $41.2 million for the year ended December 31, 2022 compared to the same period in 2021. The decrease was driven primarily by i) the release of the valuation allowances against net operating losses in the Netherlands and the inclusion of a Teraco tax benefit in 2022 and ii) an increase in the corporate tax rate that increased deferred tax expense in the United Kingdom from 19% to 25% during the quarter ended June 30, 2021.

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

Our Parent and our Operating Partnership are parties to an at-the-market (ATM) equity offering sales agreement dated April 1, 2022 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2022, $1.5 billion remained available for future sales under the program. Our Parent intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s global revolving credit facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

On September 13, 2021, Digital Realty Trust, Inc. completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. During the year ended December 31, 2022, we fully settled the forward sale agreements by issuing 6.25 million shares, resulting in proceeds of approximately $939.0 million. Upon physical settlement of the forward sale agreements, the Operating Partnership issued general partner common partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

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

Dividends and Distributions — Parent

Our Parent is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis to continue to qualify as a REIT for U.S. federal income tax purposes. Our Parent intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our Operating Partnership’s operating activities. While historically our Parent has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Parent’s Board of Directors. Our Parent considers market factors and our Operating Partnership’s performance in addition to REIT requirements in determining distribution levels. Our Parent has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal and state income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our Parent’s status as a REIT.

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

The expected tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2022 is as follows: approximately 59% ordinary income, 16% as capital gain distribution, and 25% as nondividend distribution. The tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2021 was as follows: approximately 9% ordinary income and 91% capital gain distribution. The tax treatment of distributions on our Parent’s common stock paid in 2020 was as follows: approximately 72% ordinary income and 28% capital gain distribution.

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the years ended December 31, 2022, 2021 and 2020, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of December 31, 2022, we had $141.8 million of cash and cash equivalents, excluding $8.9 million of restricted cash. Restricted cash primarily relates to future contractual capital expenditures plus other deposits. Our liquidity requirements primarily consist of:

●	operating expenses,
●	development costs and other capital expenditures associated with our properties,
●	distributions to our Parent to enable it to make dividend payments,
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.,
●	debt service, and,
●	potentially, acquisitions.

On November 18, 2021, we refinanced our global revolving credit facility and Yen revolving credit facility. On April 5, 2022, the Operating Partnership entered into an amendment of the global revolving credit facility which, among other things, increased the size of the global revolving credit facility from $3.0 billion to $3.75 billion. The global revolving credit facilities provide for borrowings of up to $4.05 billion (including approximately $0.3 billion available to be drawn on the Yen revolving credit facility). The global revolving credit facility provides for borrowings in a variety of currencies and can be increased by an additional $750 million, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available.

These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices.

The global revolving credit facility provides for borrowings in a variety of currencies, and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the global revolving credit facilities to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our global revolving credit facilities, see Item 8, Note 11. “Debt of the Operating Partnership” in the Notes to the Consolidated Financial Statements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At December 31, 2022, we had open commitments, related to construction contracts of approximately $2.6 billion, including amounts reimbursable of approximately $41.5 million.

We currently expect to incur approximately $2.3 billion to $2.5 billion of capital expenditures for our development programs during the year ending December 31, 2023. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of December 31, 2022				As of December 31, 2021
	Net Rentable	Current	Future		Net Rentable	Current	Future
(in thousands)	Square Feet (1)	Investment (2)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$118,452	$—	$118,452	N/A	$133,683	$—	$133,683
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,118,954	$—	$1,118,954	N/A	$974,464	$—	$974,464
Space Held for Development (6)	1,437	245,483	—	245,483	1,091	210,903	—	210,903
Base Building Construction	3,918	693,926	649,640	1,343,566	3,320	545,529	460,595	1,006,124
Data Center Construction	4,802	2,180,060	3,299,457	5,479,517	2,980	1,409,403	1,825,369	3,234,772
Equipment Pool and Other Inventory	N/A	32,409	—	32,409	N/A	7,881	—	7,881
Campus, Tenant Improvements and Other	N/A	518,302	169,756	688,058	N/A	65,209	99,118	164,327
Total Construction in Progress and Land Held for Future Development	10,157	$4,907,586	$4,118,853	$9,026,439	7,391	$3,347,072	$2,385,082	$5,732,154
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through December 31, 2022.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2021.
(5)	Represents approximately 842 acres as of December 31, 2022 and approximately 849 acres as of December 31, 2021.
(6)	Excludes space held for development through unconsolidated entities.
(7)	Includes $402.8 million related to fair value adjustments on Teraco locations that were partially constructed as of August 1, 2022.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 8.7 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Development projects	$2,210,790	$2,176,203
Enhancement and improvements	12,291	2,812
Recurring capital expenditures	266,466	217,103
Total capital expenditures (excluding indirect costs)	$2,489,547	$2,396,118

For the year ended December 31, 2022, total capital expenditures increased $93.4 million to approximately $2,489.5 million from $2,396.1 million for the same period in 2021. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2022 were approximately $2,223.1 million, which reflects an increase of approximately 2% from the same period in 2021. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the years ended December 31, 2022 and 2021 were $156.9 million and $124.7 million, respectively. Capitalized interest comprised approximately $70.8 million and $53.5 million of the total indirect costs capitalized for the years ended December 31, 2022 and 2021, respectively. Capitalized interest in the year ended December 31, 2022 increased, compared to the same period in 2021, due to an increase in interest rates and qualifying activities. Excluding capitalized interest, indirect costs in the year ended December 31, 2022 increased compared to the same period in 2021 due primarily to increasing compensation expense of employees directly engaged in construction activities.

Consistent with our growth strategy, we actively pursue potential acquisition opportunities, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2023 will depend upon numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our global revolving credit facilities pending permanent financing. As of February 21, 2023, we had approximately $1.8 billion of borrowings available under our global revolving credit facilities.

Our global revolving credit facility provides for borrowings up to $3.75 billion. We have the ability from time to time to increase the size of the global revolving credit facility by up to $750 million, subject to the receipt of lender commitments and other conditions precedent. The global revolving credit facility matures on January 24, 2026, with two six-month extension options available. We have used and intend to use available borrowings under the global revolving credit facility to fund our liquidity requirements from time to time. For additional information regarding our global revolving credit facility, see Note 11. “Debt of the Operating Partnership” to Consolidated Financial Statements contained herein.

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

On October 25, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into an escrow agreement (the “Escrow Agreement”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), certain lenders (the “Lenders”), and Arnold & Porter Kaye Scholer LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Operating Partnership, the Company, the Administrative Agent and the Lenders delivered executed signature pages to a new term loan agreement among the Operating Partnership, the Company, the Lenders and the Administrative Agent (the “Term Loan Agreement”) to be held in escrow by the Escrow Agent and released by the Escrow Agent upon satisfaction of specific terms. On January 9, 2023, the terms and conditions of the Escrow Agreement were satisfied, and, on such date, the Term Loan was deemed executed and became effective. The Term Loan Agreement provides for a $740 million senior unsecured term loan facility (the “Term Loan Facility”). The Term Loan Facility provides for borrowings in U.S. dollars. The Term Loan Facility will mature on March 31, 2025, subject to one twelve-month extension at the Operating Partnership’s option; provided, that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans under the Term Loan Facility.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the years ended years ended December 31, 2022, 2021 and 2020, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements.

Outstanding Consolidated Indebtedness

The below tables summarize our outstanding debt, and also our contractual debt maturities and principal payments as of December 31, 2022 (in thousands):

Outstanding Debt

Debt Summary:
Fixed rate	$13,363.8
Variable rate debt subject to interest rate swaps	157.3
Total fixed rate debt (including interest rate swaps)	13,521.1
Variable rate—unhedged	3,202.8
Total	$16,723.9
Percent of Total Debt:
Fixed rate (including swapped debt)	80.8%
Variable rate	19.2%
Total	100.0%

Effective Interest Rate as of December 31, 2022
Fixed rate (including hedged variable rate debt)	2.41%
Variable rate	2.93%
Effective interest rate	2.51%

Contractual Debt Maturities and Principal Payments

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)	Term Loans	Senior Notes	Other Debt	Total Debt
2023	$—	$—	$108,121	$9,335	$117,456
2024	—	—	944,375	9,381	953,756
2025	—	401,438	1,179,145	—	1,580,583
2026	2,167,889	—	1,448,119	58,575	3,674,583
2027	—	401,437	1,162,181	135,000	1,698,618
Thereafter	—	—	8,379,020	319,839	8,698,859
Subtotal	$2,167,889	$802,875	$13,220,961	$532,130	$16,723,855
Unamortized net discounts	—	—	(37,280)	—	(37,280)
Unamortized deferred financing costs	(17,438)	(5,426)	(63,648)	(3,260)	(89,772)
Total	$2,150,451	$797,449	$13,120,033	$528,870	$16,596,803
(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facilities, as applicable.

Our ratio of debt to total enterprise value was approximately 35% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2022 of $100.27). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, SORA, BBR, HIBOR, TIBOR, Base CD Rate and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities and unsecured term loans. As of December 31, 2022 our debt had a weighted average term to initial maturity of approximately 5.2 years (or approximately 5.3 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2022, our pro-rata share of secured debt of unconsolidated entities was approximately $908.8 million.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$1,659,388	$1,702,228	$1,706,541
Net cash used in investing activities	(4,699,403)	(1,061,721)	(2,599,347)
Net cash provided by (used in) financing activities	2,969,149	(590,630)	935,689
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,866)	$49,877	$42,883

The changes in the activities that comprise net cash used in investing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 consisted of the following amounts (in thousands).

Change
2022 vs 2021
Increase in cash used for business combination / assets acquired	$(1,738,163)
Increase in cash used for improvements to investments in real estate	(122,325)
Increase in cash contributed to investments in unconsolidated entities	(298,760)
Decrease in net cash provided by proceeds from sale of real estate	(1,419,505)
Other changes	(58,929)
Increase in net cash used in investing activities	$(3,637,682)

The increase in net cash used in investing activities as compared to the same period in 2021 was primarily due to:

(i)the Teraco acquisition in August 2022 for approximately $1.7 billion;
(ii)investments in various unconsolidated entities; and
(iii)the sale of 11 data centers in Europe in March 2021, partially offset by the sale of a non-core building in Dallas in August 2022 and sale of a 25% interest in a data center facility in Frankfurt, Germany in December 2022.

The changes in the activities that comprise net cash used in financing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 consisted of the following amounts (in thousands).

Change
2022 vs 2021
Increase in cash provided by short-term borrowings	$1,779,735
Increase in cash provided by proceeds from secured / unsecured debt	966,638
Increase in cash used for repayment on secured / unsecured debt	(45,609)
Increase in cash provided by proceeds from issuance of common stock, net of costs	756,336
Increase in cash used for dividend and distribution payments	(71,439)
Other changes	174,118
Increase in net cash provided by financing activities	$3,559,779

The increase in net cash provided by financing activities as compared to the same period in 2021 was primarily due to:

(i)	an increase in cash proceeds from short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt and the issuance of notes in 2022 (2032 Notes in January 2022, Swiss Franc Notes in March 2022, Euro Term Loan in August 2022, 2028 Notes in September and December 2022), offset by debt issuances in 2021 (2031 Notes in January 2021 and Swiss Franc Notes in July 2021);
(iii)	an increase in cash used for repayment of unsecured notes (in 2022, we redeemed the 4.750% Notes due 2025 ($450 million); in 2021, we redeemed 2.750% Notes due 2023 ($300 million) and paid down the remaining balance of our unsecured term loan ($537 million));
(iv)	an increase in dividend and distribution payments due to an increased dividend amount per share of common stock and common unit; and
(v)	an increase due to the settlement of forward sale agreements in July and December 2022, offset with the proceeds from the ATM program in 2021.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2022, amounted to 2.1% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require our Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of December 31, 2022, approximately 0.2 million common units of the Operating Partnership that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the consolidated balance sheet.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our global revolving credit facilities, borrowings under our unsecured term loans and issuances of unsecured senior notes.

In addition, refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2022	2021	2020
Net Income Available to Common Stockholders	$336,960	$1,681,498	$263,342
Adjustments:
Non-controlling interests in operating partnership	7,914	39,100	9,500
Real estate related depreciation and amortization (1)	1,547,865	1,463,512	1,341,836
Depreciation related to non-controlling interests	(22,110)	—	—
Unconsolidated JV real estate related depreciation and amortization	123,099	85,800	77,730
Gain on real estate transactions	(177,332)	(1,445,229)	(316,895)
Impairment of investments in real estate	3,000	18,291	6,482
FFO available to common stockholders and unitholders (2)	$1,819,396	$1,842,971	$1,381,995
Basic FFO per share and unit	$6.23	$6.37	$5.16
Diluted FFO per share and unit (2)	$6.03	$6.36	$5.11
Weighted average common stock and units outstanding
Basic	292,123	289,165	268,073
Diluted (2)	303,708	289,912	270,497

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$1,577,933	$1,486,632	$1,366,379
Non-real estate depreciation	(30,068)	(23,120)	(24,543)
	$1,547,865	$1,463,512	$1,341,836

(2)	For all periods presented, we have excluded the effect of the series C, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Year Ended December 31,
	2022	2021	2020
Weighted average common stock and units outstanding	292,123	289,165	268,073
Add: Effect of dilutive securities	11,585	747	2,424
Weighted average common stock and units outstanding—diluted	303,708	289,912	270,497

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2022, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$13,363.8	$9,292.0
Variable rate debt subject to interest rate swaps	157.3	157.3
Total fixed rate debt (including interest rate swaps)	13,521.1	9,449.3
Variable rate debt	3,202.8	3,202.8
Total outstanding debt	$16,723.9	$12,652.1

Sensitivity to Changes in Interest Rates

The following table shows the effects if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2022:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$(0.2)
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	0.2
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	11.9
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(11.9)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	210.9
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(201.0)

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

Foreign Currency Exchange Risk

We are subject to risk from the effects of exchange rate movements of a variety of foreign currencies, which may affect future costs and cash flows. Our primary currency exposures are to the Euro, Japanese yen, British pound sterling, Singapore dollar and South African rand. Our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty entity’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuations by financing our investments in local currency denominations in order to reduce our exposure to any foreign currency transaction gains or losses resulting from transactions entered into in currencies other than the functional currencies of the associated entities. In addition, we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired a majority interest in Teraco during the year ended  December 31, 2022. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2022, internal control over financial reporting associated with Teraco and its total assets of $4.1 billion and total revenues of $71.4 million. Based on our assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired a majority interest in Teraco during the year ended December 31, 2022. We have excluded from our overall assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2022, internal control over financial reporting associated with Teraco and its total assets of $4.1 billion and total revenues of $71.4 million. Based on our assessment, management concluded that as of December 31, 2022, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of lease revenue

As discussed in Note 2 to the consolidated financial statements, the Company records rental revenue on a straight-line basis if the Company determines on a lease-by lease basis it is probable substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental revenue equal to the then-current combined balance of the deferred rent and amounts contractually due but unpaid for the lease (rent receivable), and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $4.7 billion for the year ended December 31, 2022 and deferred rent and rent receivable, net was $601.6 million and $560.6 million, respectively, as of December 31, 2022.

We identified the evaluation of the probability of collection of lease payments as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all the lease payments for its leases required significant auditor judgement because of the subjective nature of the evidence obtained. Specifically, evaluating the creditworthiness of the customer and any guarantors required significant auditor judgement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s probability assessment of lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Company’s leases, we evaluated the Company’s determination of the collectability of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor  to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, recent public filings, and news articles, and (iv) inquiring of Company employees to obtain evidence regarding creditworthiness of the customers.

.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004

Dallas, Texas
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Digital Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated income statements, and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired TDE Investments Pty Ltd. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, TDE Investments Pty Ltd.’s internal control over financial reporting associated with total assets of $4,100,000,000 and total revenues of $71,400,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TDE Investments Pty Ltd.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion..

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

/s/ KPMG LLP
Dallas, Texas
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of Digital Realty Trust, L.P. and the Board of Directors of Digital Realty Trust, Inc.
Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated income statements, and consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of lease revenue

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership records rental revenue on a straight-line basis if the Operating Partnership determines on a lease-by-lease basis it is probable substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Operating Partnership will be able to collect substantially all lease payments over the remaining term of the lease, the Operating Partnership records a reduction to rental revenue equal to the then-current combined balance of the deferred rent and amounts contractually due but unpaid for the lease (rent receivable), and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash consolidated basis. Rental and other services revenue was $4.7 billion for the year ended December 31, 2022 and deferred rent and rent receivable, net was $601.6 million and $560.6 million, respectively, as of December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s probability assessment of lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Operating Partnership’s leases, we evaluated the Operating Partnership’s determination of the collectibility of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, recent public filings, and news articles, and (iv) inquiring of Operating Partnership employees to obtain evidence regarding creditworthiness of the customers.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2004.

Dallas, Texas
February 24, 2023

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$23,774,662	$20,762,241
Investments in unconsolidated entities	1,991,426	1,807,689
Net investments in real estate	25,766,088	22,569,930
Operating lease right-of-use assets, net	1,351,329	1,405,441
Cash and cash equivalents	141,773	142,698
Accounts and other receivables, net	969,292	671,721
Deferred rent, net	601,590	547,385
Goodwill	9,208,497	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	3,092,627	2,735,486
Other assets	353,802	359,459
Total assets	$41,484,998	$36,369,560
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$2,150,451	$398,172
Unsecured term loans, net	797,449	—
Unsecured senior notes, net of discount	13,120,033	12,903,370
Secured and other debt, including premiums	528,870	146,668
Operating lease liabilities	1,471,044	1,512,187
Accounts payable and other accrued liabilities	1,868,885	1,543,623
Deferred tax liabilities, net	1,192,752	666,451
Accrued dividends and distributions	363,716	338,729
Security deposits and prepaid rents	369,654	336,578
Total liabilities	21,862,854	17,845,778

Redeemable noncontrolling interests	1,514,679	46,995
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of December 31, 2022 and December 31, 2021	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 291,148 and 284,415 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2,887	2,824
Additional paid-in capital	22,142,868	21,075,863
Accumulated dividends in excess of earnings	(4,698,313)	(3,631,929)
Accumulated other comprehensive loss, net	(595,798)	(173,880)
Total stockholders’ equity	17,583,334	18,004,568
Noncontrolling interests	524,131	472,219
Total equity	18,107,465	18,476,787
Total liabilities and equity	$41,484,998	$36,369,560

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Rental and other services	$4,662,683	$4,395,039	$3,886,546
Fee income and other	29,151	32,843	17,063
Total operating revenues	4,691,834	4,427,882	3,903,609
Operating Expenses:
Rental property operating and maintenance	1,825,817	1,570,506	1,331,493
Property taxes and insurance	191,745	207,814	182,623
Depreciation and amortization	1,577,933	1,486,632	1,366,379
General and administrative	422,167	400,654	351,369
Transactions and integration	68,766	47,426	106,662
Impairment of investments in real estate	3,000	18,291	6,482
Other	12,438	2,550	1,075
Total operating expenses	4,101,866	3,733,873	3,346,083
Operating income	589,968	694,009	557,526
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(13,497)	62,283	(57,629)
Gain on disposition of properties, net	176,754	1,380,795	316,894
Other income (expenses), net	8,917	(4,358)	20,222
Interest expense	(299,132)	(293,846)	(333,021)
Loss from early extinguishment of debt	(51,135)	(18,672)	(103,215)
Income tax expense	(31,550)	(72,799)	(38,047)
Net income	380,325	1,747,412	362,730
Net income attributable to noncontrolling interests	(2,641)	(38,153)	(6,332)
Net income attributable to Digital Realty Trust, Inc.	377,684	1,709,259	356,398
Preferred stock dividends, including undeclared dividends	(40,724)	(45,761)	(76,536)
Gain (loss) on redemption of preferred stock	—	18,000	(16,520)
Net income available to common stockholders	$336,960	$1,681,498	$263,342
Net income per share available to common stockholders:
Basic	$1.18	$5.95	$1.01
Diluted	$1.11	$5.94	$1.00
Weighted average common shares outstanding:
Basic	286,334	282,475	260,099
Diluted	297,919	283,222	262,523

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$380,325	$1,747,412	$362,730
Other comprehensive income (loss):
Foreign currency translation adjustments	(377,873)	(318,828)	230,340
(Decrease) Increase in fair value of interest rate swaps	(93,803)	1,279	(12,425)
Reclassification to interest expense from interest rate swaps	(7,044)	1,304	8,294
Other comprehensive income (loss)	(478,720)	(316,245)	226,209
Comprehensive (loss) income	(98,395)	1,431,167	588,939
Comprehensive loss attributable to noncontrolling interests	54,161	947	3,168
Comprehensive (loss) income attributable to Digital Realty Trust, Inc.	$(44,234)	$1,432,114	$592,107

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	Net	Interests	Equity
Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	2,502,331	25	206,695	—	—	(206,720)	—
Issuance of common units in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Issuance of common stock, net of costs	—	—	1,060,943	11	172,085	—	—	—	172,096
Shares issued under employee stock purchase plan	—	—	82,129	—	9,895	—	—	—	9,895
Redemption of series C preferred stock	—	(219,250)	—	—	—	18,000	—	—	(201,250)
Shares repurchased and retired to satisfy tax withholding upon vesting	—	—	—	(1)	(16,733)	—	—	—	(16,734)
Amortization of unearned compensation on share-based awards	—	—	—	—	88,414	—	—	—	88,414
Vesting of restricted stock, net	—	—	354,489	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(23,829)	—	—	23,829	—
Adjustment to redeemable noncontrolling interests	5,830	—	—	—	(5,830)	—	—	—	(5,830)
Dividends declared on preferred stock	—	—	—	—	—	(45,761)	—	—	(45,761)
Dividends and distributions on common stock and common and incentive units	(724)	—	—	—	—	(1,315,489)	—	(31,567)	(1,347,056)
Contributions from (distributions to) noncontrolling interests	(1,052)	—	—	—	—	—	—	125,186	125,186
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income	930	—	—	—	—	1,709,259	—	37,223	1,746,482
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(311,413)	(7,415)	(318,828)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	1,250	29	1,279
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	1,273	31	1,304
Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

							Accumulated
						Accumulated	Other
	Redeemable		Number of		Additional	Dividends in	Comprehensive	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Income (Loss),	Noncontrolling	Total
	Interests	Stock	Shares	Stock	Capital	Earnings	Net	Interests	Equity
Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787
Conversion of common units to common stock	—	—	36,284	—	2,942	—	—	(2,942)	—
Vesting of restricted stock, net	—	—	340,874	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	6,250,000	63	923,400	—	—	—	923,463
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	106,051	—	1,496	—	—	—	1,496
Amortization of unearned compensation regarding share based awards	—	—	—	—	92,461	—	—	—	92,461
Reclassification of vested share based awards	—	—	—	—	(29,864)	—	—	29,864	—
Adjustment to redeemable noncontrolling interests	(11,954)	—	—	—	11,954	—	—	—	11,954
Dividends declared on preferred stock	—	—	—	—	—	(40,724)	—	—	(40,724)
Dividends and distributions on common stock and common and incentive units	(760)	—	—	—	—	(1,403,344)	—	(30,796)	(1,434,140)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests	1,703	—	—	—	—	—	—	46,277	46,277
Sale of noncontrolling interest in property to DCRU	—	—	—	—	64,616	—	—	12,275	76,891
Net income	(4,653)	—	—	—	—	377,684	—	7,294	384,978
Other comprehensive loss—foreign currency translation adjustments	(46,742)	—	—	—	—	—	(323,366)	(7,765)	(331,131)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(91,644)	(2,159)	(93,803)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	(6,908)	(136)	(7,044)
Balance as of December 31, 2022	$1,514,679	$731,690	291,148,222	$2,887	$22,142,868	$(4,698,313)	$(595,798)	$524,131	$18,107,465

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$380,325	$1,747,412	$362,730
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(176,754)	(1,380,795)	(316,894)
Equity in loss (earnings) of unconsolidated entities	13,497	(62,283)	57,629
Distributions from unconsolidated entities	42,376	66,232	39,878
Depreciation and amortization	1,577,933	1,486,632	1,366,379
Amortization of share-based compensation	92,461	84,083	74,577
Loss from early extinguishment of debt	51,135	18,672	103,215
Straight-lined rents and amortization of above and below market leases	(64,954)	(30,793)	(17,744)
Amortization of deferred financing costs and debt discount / premium	18,848	18,694	19,202
Other items, net	(45,141)	81,038	6,102
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(272,452)	(389,116)	(72,897)
Increase in accounts payable and other liabilities	42,114	62,452	84,364
Net cash provided by operating activities	1,659,388	1,702,228	1,706,541
Cash flows from investing activities:
Improvements to investments in real estate	(2,643,097)	(2,520,772)	(2,064,066)
Cash paid for business combination / asset acquisitions, net of cash acquired	(1,930,178)	(192,015)	(908,567)
(Investment in) proceeds from unconsolidated entities, net	(296,095)	2,665	(144,323)
Proceeds from sale of real estate	271,567	1,691,072	564,615
Other investing activities, net	(101,600)	(42,671)	(47,006)
Net cash used in investing activities	(4,699,403)	(1,061,721)	(2,599,347)
Cash flows from financing activities:
Net proceeds from (payments on) credit facilities	1,690,181	(89,554)	162,111
Borrowings on secured / unsecured debt	2,791,027	1,824,389	3,573,120
Repayments on secured / unsecured debt	(1,036,577)	(990,968)	(2,928,924)
Premium paid for early extinguishment of debt	(49,662)	(16,482)	(96,124)
Capital contributions from noncontrolling interests, net	44,312	124,134	102,285
Proceeds from issuance of common stock, net	928,432	172,096	1,879,957
Redemption of preferred stock	—	(201,250)	(500,000)
Payments of dividends and distributions	(1,450,637)	(1,379,198)	(1,239,318)
Other financing activities, net	52,073	(33,797)	(17,418)
Net cash provided by (used in) financing activities	2,969,149	(590,630)	935,689
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,866)	49,877	42,883
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70,077	(22,044)	(16,484)
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$150,696	$151,485	$123,652

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit data)

	December 31,	December 31,
	2022	2021
ASSETS
Investments in real estate:
Investments in properties, net	$23,774,662	$20,762,241
Investments in unconsolidated entities	1,991,426	1,807,689
Net investments in real estate	25,766,088	22,569,930
Operating lease right-of-use assets, net	1,351,329	1,405,441
Cash and cash equivalents	141,773	142,698
Accounts and other receivables, net	969,292	671,721
Deferred rent, net	601,590	547,385
Goodwill	9,208,497	7,937,440
Customer relationship value, deferred leasing costs and intangibles, net	3,092,627	2,735,486
Other assets	353,802	359,459
Total assets	$41,484,998	$36,369,560
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$2,150,451	$398,172
Unsecured term loans, net	797,449	—
Unsecured senior notes, net	13,120,033	12,903,370
Secured and other debt, including premiums	528,870	146,668
Operating lease liabilities	1,471,044	1,512,187
Accounts payable and other accrued liabilities	1,868,885	1,543,623
Deferred tax liabilities, net	1,192,752	666,451
Accrued dividends and distributions	363,716	338,729
Security deposits and prepaid rents	369,654	336,578
Total liabilities	21,862,854	17,845,778

Redeemable noncontrolling interests	1,514,679	46,995
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of December 31, 2022 and December 31, 2021	731,690	731,690
Common units, 291,148 and 284,415 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	17,447,442	17,446,758
Limited Partners, 6,289 and 5,932 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	436,942	432,902
Accumulated other comprehensive loss	(613,423)	(181,445)
Total partners’ capital	18,002,651	18,429,905
Noncontrolling interests in consolidated entities	104,814	46,882
Total capital	18,107,465	18,476,787
Total liabilities and capital	$41,484,998	$36,369,560

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per unit data)

	Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Rental and other services	$4,662,683	$4,395,039	$3,886,546
Fee income and other	29,151	32,843	17,063
Total operating revenues	4,691,834	4,427,882	3,903,609
Operating Expenses:
Rental property operating and maintenance	1,825,817	1,570,506	1,331,493
Property taxes and insurance	191,745	207,814	182,623
Depreciation and amortization	1,577,933	1,486,632	1,366,379
General and administrative	422,167	400,654	351,369
Transactions and integration	68,766	47,426	106,662
Impairment of investments in real estate	3,000	18,291	6,482
Other	12,438	2,550	1,075
Total operating expenses	4,101,866	3,733,873	3,346,083
Operating income	589,968	694,009	557,526
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	(13,497)	62,283	(57,629)
Gain on disposition of properties, net	176,754	1,380,795	316,894
Other income (expense), net	8,917	(4,358)	20,222
Interest expense	(299,132)	(293,846)	(333,021)
Loss from early extinguishment of debt	(51,135)	(18,672)	(103,215)
Income tax expense	(31,550)	(72,799)	(38,047)
Net income	380,325	1,747,412	362,730
Net loss attributable to noncontrolling interests	5,459	947	3,168
Net income attributable to Digital Realty Trust, L.P.	385,784	1,748,359	365,898
Preferred units distributions, including undeclared distributions	(40,724)	(45,761)	(76,536)
Gain (loss) on redemption of preferred units	—	18,000	(16,520)
Net income available to common unitholders	$345,060	$1,720,598	$272,842
Net income per unit available to common unitholders:
Basic	$1.18	$5.95	$1.02
Diluted	$1.12	$5.94	$1.01
Weighted average common units outstanding:
Basic	292,123	289,165	268,073
Diluted	303,708	289,912	270,497

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$380,325	$1,747,412	$362,730
Other comprehensive income (loss):
Foreign currency translation adjustments	(377,873)	(318,828)	230,340
(Decrease) Increase in fair value of interest rate swaps	(93,803)	1,279	(12,425)
Reclassification to interest expense from interest rate swaps	(7,044)	1,304	8,294
Other comprehensive income (loss)	(478,720)	(316,245)	226,209
Comprehensive (loss) income attributable to Digital Realty Trust, L.P.	$(98,395)	$1,431,167	$588,939
Comprehensive loss attributable to noncontrolling interests	52,202	947	3,168
Comprehensive (loss) income attributable to Digital Realty Trust, L.P.	$(46,193)	$1,432,114	$592,107

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Interests	Total Capital
Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	2,502,331	206,720	(2,502,331)	(206,720)	—	—	—
Issuance of common units in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net offering costs	—	—	—	1,060,943	172,096	—	—	—	—	172,096
Issuance of common units, net of forfeitures	—	—	—	—	—	387,835	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	82,129	9,895	—	—	—	—	9,895
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(16,734)	—	—	—	—	(16,734)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	88,414	—	—	—	—	88,414
Vesting of restricted common units, net	—	—	—	354,489	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(23,829)	—	23,829	—	—	—
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Adjustment to redeemable partnership units	5,830	—	—	—	(5,830)	—	—	—	—	(5,830)
Distributions	(724)	—	(45,761)	—	(1,315,989)	—	(31,067)	—	—	(1,392,817)
Contribution from noncontrolling interests in consolidated entities	(1,052)	—	—	—	—	—	—	—	125,186	125,186
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income	930	—	45,761	—	1,663,998	—	37,670	—	(947)	1,746,482
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	—	(318,828)	—	(318,828)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	1,279	—	1,279
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	—	1,304	—	1,304
Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Interests	Total Capital
Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	36,284	2,942	(36,284)	(2,942)	—	—	—
Vesting of restricted common units, net	—	—	—	340,874	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	—	6,250,000	923,463	—	—	—	—	923,463
Issuance of limited partner common units, net	—	—	—	—	—	393,182	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	106,051	8,639	—	—	—	—	8,639
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(7,143)	—	—	—	—	(7,143)
Amortization of share-based compensation	—	—	—	—	92,461	—	—	—	—	92,461
Reclassification of vested share-based awards	—	—	—	—	(29,864)	—	29,864	—	—	—
Adjustment to redeemable partnership units	(11,954)	—	—	—	11,954	—	—	—	—	11,954
Distributions	(760)	—	(40,724)	—	(1,403,344)	—	(30,610)	—	—	(1,474,678)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	1,703	—	—	—	—	—	—	—	46,277	46,277
Sale of noncontrolling interest in property to DCRU	—	—	—	—	64,616	—	—	—	12,275	76,891
Net income	(4,653)	—	40,724	—	336,960	—	7,728	—	(620)	384,792
Other comprehensive loss—foreign currency translation adjustments	(46,742)	—	—	—	—	—	—	(331,131)	—	(331,131)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	—	(93,803)	—	(93,803)
Other comprehensive income—reclassification of accumulated other comprehensive income to interest expense	—	—	—	—	—	—	—	(7,044)	—	(7,044)
Balance as of December 31, 2022	$1,514,679	30,200,000	$731,690	291,148,222	$17,447,442	6,288,669	$436,942	$(613,423)	$104,814	$18,107,465

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$380,325	$1,747,412	$362,730
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(176,754)	(1,380,795)	(316,894)
Equity in loss (earnings) of unconsolidated entities	13,497	(62,283)	57,629
Distributions from unconsolidated entities	42,376	66,232	39,878
Depreciation and amortization	1,577,933	1,486,632	1,366,379
Amortization of share-based compensation	92,461	84,083	74,577
Loss from early extinguishment of debt	51,135	18,672	103,215
Straight-lined rents and amortization of above and below market leases	(64,954)	(30,793)	(17,744)
Amortization of deferred financing costs and debt discount / premium	18,848	18,694	19,202
Other items, net	(45,141)	81,038	6,102
Changes in assets and liabilities:		—	—
Increase in accounts receivable and other assets	(272,452)	(389,116)	(72,897)
Increase in accounts payable and other liabilities	42,114	62,452	84,364
Net cash provided by operating activities	1,659,388	1,702,228	1,706,541
Cash flows from investing activities:
Improvements to investments in real estate	(2,643,097)	(2,520,772)	(2,064,066)
Cash paid for business combination / asset acquisitions, net of cash acquired	(1,930,178)	(192,015)	(908,567)
(Investment in) proceeds from unconsolidated entities, net	(296,095)	2,665	(144,323)
Proceeds from sale of real estate	271,567	1,691,072	564,615
Other investing activities, net	(101,600)	(42,671)	(47,006)
Net cash used in investing activities	(4,699,403)	(1,061,721)	(2,599,347)
Cash flows from financing activities:
Net proceeds from (payments on) credit facilities	1,690,181	(89,554)	162,111
Borrowings on secured / unsecured debt	2,791,027	1,824,389	3,573,120
Repayments on secured / unsecured debt	(1,036,577)	(990,968)	(2,928,924)
Premium paid for early extinguishment of debt	(49,662)	(16,482)	(96,124)
Capital contributions from noncontrolling interests, net	44,312	124,134	102,285
General partner contributions	928,432	172,096	1,879,957
General partner distributions	—	(201,250)	(500,000)
Payments of dividends and distributions	(1,450,637)	(1,379,198)	(1,239,318)
Other financing activities, net	52,073	(33,797)	(17,418)
Net cash provided by (used in) financing activities	2,969,149	(590,630)	935,689
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,866)	49,877	42,883
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70,077	(22,044)	(16,484)
Cash, cash equivalents and restricted cash at beginning of period	151,485	123,652	97,253
Cash, cash equivalents and restricted cash at end of period	$150,696	$151,485	$123,652

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

December 31, 2022 and 2021

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

Accounting Principles and Basis of Presentation. The accompanying consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying financial statements. All material intercompany transactions with consolidated entities have been eliminated.

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

December 31, 2022 and 2021

2. Summary of Significant Accounting Policies

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

Foreign Operations and Foreign Currencies. The functional currency of each of our consolidated subsidiaries and unconsolidated entities operating in other countries is the principal currency in which each entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of incorporation or the currency with which the entities conduct their operations. The primary functional currencies impacting our business include the Euro, Japanese yen, British pound sterling, Singapore dollar, South African rand and Brazilian real.

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

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

Debt. We recognize the fair value of any acquired debt based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for issuance of debt with similar terms and remaining maturities. If acquired debt is publicly-traded, we utilize available market data to determine fair value of the debt. Any discount or premium on the principal is included in the carrying value of the debt and amortized to interest expense over the remaining term of the debt using the effective interest method.

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

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

Investments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the respective assts. Depreciable lives of assets are stated below.vestments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Depreciable lives of assets are stated below.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Capitalization of Costs.

Development costs – During the land development and construction periods of qualifying projects, we capitalize direct and indirect project costs that are clearly associated with the development of properties. Capitalized project costs include all costs associated with the development of a property. Such costs include the cost of: land and buildings, improvements and fixed equipment, design and engineering, other construction costs, interest, property taxes, insurance, legal fees, personnel working on the project, and corporate supervision. Capitalization of costs ceases when development projects are substantially complete and ready for their intended use. We generally consider development projects to be substantially complete and ready for intended use upon receipt of a certificate of occupancy.

Leasing commissions – Leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. During the years ended December 31, 2022, 2021 and 2020, we capitalized deferred leasing costs of approximately $51.8 million, $42.8 million and $40.8 million, respectively. Deferred leasing costs are included in customer relationship value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $257.0 million and $249.3 million, net of accumulated amortization of $514.3 million and $453.0 million, as of December 31, 2022 and 2021, respectively. Amortization expense on leasing costs was approximately $79.2 million, $83.4 million, and $76.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Goodwill and Other Acquired Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized. Goodwill is evaluated for impairment at the reporting unit level. The Company has one reportable segment and one reporting unit. We evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. In addition to monitoring for impactful events and circumstances, we perform an annual one-step quantitative test in which we compare the reporting unit’s carrying value to its fair value. We determine the fair value of the reporting unit based on quoted market prices of the Company’s publicly-traded shares. To the extent the fair value of the reporting unit is less than its carrying value, we would record an impairment charge equal to the amount by which the carrying value of the reporting unit exceeds its fair value. We have not recognized any goodwill impairments since our inception. Since a significant aspect of our goodwill is denominated in foreign currencies, changes to our goodwill balance can occur over time due to changes in foreign currency exchange rates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

Share-Based Compensation. The Company provides a variety of share-based compensation awards to employees and directors, including awards that contain: time-based vesting criteria and a combination of time-based and performance based criteria. The Company measures all share-based compensation awards at grant date fair value. The fair value of awards that include only a time-based service condition (“time-based awards”) is the closing price of the Company’s publicly-traded shares at the grant date – and is expensed over the requisite service period. The fair value of awards that include a combination of market performance based criteria and time-based vesting is measured using a Monte Carlo simulation method. The fair value of these awards is expensed over the requisite service period – and is not adjusted based on actual achievement of the market performance condition.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Interest rate derivatives are presented on a gross basis on the consolidated balance sheets – with interest rate swap assets presented in other assets, and interest rate swap liabilities presented in accounts payable and other accrued liabilities. As of December 31, 2022, there was no impact from netting arrangements, because the Company had no derivatives in liability positions. Net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

Foreign Currency Contracts – The Company may, from time to time, enter into forward contracts pursuant to which we agree to sell an amount of one currency in exchange for an agreed-upon amount of another currency. These agreements are typically entered into to manage exposures related to transactions that are settled in currencies other than the functional currency of the legal entity that is party to the transactions. To the extent the Company does not designate such instruments as hedges, changes in the fair value of these instruments are reflected in earnings. The Company had no outstanding derivative foreign currency contracts as of December 31, 2022.

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

Cross-Currency Interest Rate Swaps – The Company's cross-currency interest rate swap agreements synthetically swap U.S. dollar-denominated fixed rate debt for foreign currency-denominated fixed rate debt and are designated as net investment hedges for accounting purposes. The gain or loss on the net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received from the cross-currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense on the consolidated income statements.

See Note 17. “Derivative Instruments” for further discussion on the Company’s outstanding derivative instruments.

Income Taxes. Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (a “REIT”) for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay U.S. federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. were to fail to qualify as a REIT in any taxable year, it would be subject to U.S. federal and state income taxes (including any applicable alternative minimum tax) on its taxable income.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2022 and 2021, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2022, 2021 and 2020, we had no such interest or penalties. We are open to examination by the major taxing jurisdictions for the tax years that are within the statute of limitations for those jurisdictions.

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

December 31, 2022 and 2021

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

We utilize the practical expedient in ASC 842 that allows us to account for lease and non-lease components associated with each lease as a single lease component recorded within rental and other services, instead of accounting for such items separately under Accounting Standards Codification 606, Revenue (“ASC 606”). We recognize revenue for items

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

that do not qualify for revenue recognition under ASC 842 under ASC 606. Revenue recognized as a result of applying ASC 606 was less than 8% of total rental and other services revenue for the years ended December 31, 2022, 2021 and 2020.

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

New Accounting Pronouncements.

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

In March 2020, the FASB issued an Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from an IBOR-indexed rate to alternative reference rates, such as SOFR for LIBOR (“reference rate reform”).

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

The ASU was effective on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. We will continue to evaluate debt, derivative, and lease contracts that are modified in the future to ensure they are eligible for modification relief and apply the available practical expedients as needed. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

3. Business Combinations

On August 1, 2022, we completed the acquisition of a 61.1% indirect controlling interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa (the “Teraco Acquisition”). The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and partial settlement of our forward equity sale agreements described under Note 14. “Equity and Capital—Forward Equity Sale.” Teraco controls (and consolidates) the Teraco Connect Trust (“the Trust”) that was created as part of the Broad Based Black Economic Empowerment Program in South Africa. The Trust owns a 12% interest in Teraco’s primary operating company, however, because Teraco (and the Company) controls the Trust, the Trust is consolidated by Teraco (and the Company). If the Trust was not consolidated by Teraco, the Company’s ownership interest in Teraco would have been approximately 55%.

The following table summarizes the amounts recorded at the acquisition date (in thousands):

Final Amounts
Building and improvements	$1,376,128
Construction in progress and space held for development	521,153
Operating lease right-of-use assets	2,784
Assumed cash and cash equivalents	5,528
Goodwill	1,625,994
Customer relationship value and other intangibles (weighted-average amortization life of 14 years)	720,126
Debt assumed	(355,688)
Operating lease liabilities	(4,031)
Deferred tax liabilities, net	(632,841)
Redeemable noncontrolling interests	(1,530,090)
Working capital assets, net	1,112
Total purchase consideration	$1,730,175

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

The Teraco acquisition was not material and neither the investment in the assets nor the results of operations of the acquisition was significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not required to be presented.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest (a $4.8 million net loss for the period from August 1, 2022 to December 31, 2022). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis. For the period from August 1, 2022 to December 31, 2022, no such adjustment was required.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

4. Leases

Lessor Accounting

We generate the majority of our revenue by leasing our operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2. “Summary of Significant Accounting Policies—Revenue Recognition” to these consolidated financial statements.

A summary of minimum lease payments due from our customers under operating leases of land, prestabilized development properties, and operating properties with lease periods of greater than one year at December 31, 2022 (in thousands) is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Operating leases
2023	$2,835,319
2024	2,215,332
2025	1,803,357
2026	1,454,495
2027	1,113,265
Thereafter	3,670,829
Total	$13,092,597

Lessee Accounting

We lease space and equipment at certain of our data centers from third parties under noncancelable lease agreements. Leases for our data centers expire on various dates through 2069. Certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2022, the termination dates of these ground leases ranged from 2027 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2023 to 2033.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases do not contain residual value guarantees and do not impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the consolidated income statements amounted to approximately $144.0 million, $145.7 million and $120.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the weighted average remaining lease term for our operating leases and finance leases was 12 years and 16 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.0% for operating leases and 1.8% for finance leases at December 31, 2022. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating	Finance
	lease liabilities	lease liabilities (1)
2023	$190,279	$36,905
2024	193,379	20,423
2025	195,002	20,468
2026	191,457	20,516
2027	187,873	21,003
Thereafter	840,640	281,633
Total undiscounted future cash flows	1,798,630	400,948
Less: Imputed interest	(327,586)	(75,720)
Present value of undiscounted future cash flows	$1,471,044	$325,228

(1) Included in accounts payable and other accrued liabilities on the consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2022	December 31, 2021
Accounts receivable – trade	$551,393	$393,110
Allowance for doubtful accounts	(33,048)	(28,574)
Accounts receivable – trade, net	518,345	364,536

Accounts receivable – customer recoveries	170,012	131,538
Value-added tax receivables	167,459	104,036
Accounts receivable – installation fees	60,663	43,626
Other receivables	52,813	27,985
Accounts and other receivables, net	$969,292	$671,721

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

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2022	December 31, 2021
Deferred rent receivables	$612,439	$556,251
Allowance for deferred rent receivables	(10,849)	(8,866)
Deferred rent receivables, net	$601,590	$547,385

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

6. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of December 31, 2022	As of December 31, 2021
Land	$1,061,408	$1,019,723
Acquired ground lease	6,006	6,721
Buildings and improvements	24,287,103	21,914,091
Tenant improvements	781,540	684,915
	26,136,057	23,625,450
Accumulated depreciation and amortization	(7,268,981)	(6,210,281)
Investments in operating properties, net	18,867,076	17,415,169
Construction in progress and space held for development	4,789,134	3,213,389
Land held for future development	118,452	133,683
Investments in properties, net	$23,774,662	$20,762,241

7. Acquisitions and Dispositions of Properties

Acquisitions of Properties

For the years ended December 31, 2022, 2021 and 2020, acquisitions of properties that did not qualify as business combinations were immaterial to our financial statements – both individually and in the aggregate.

Disposition of Properties to Digital Core REIT

On December 6, 2021, we completed the listing of Digital Core REIT as a standalone real estate investment trust publicly traded on the Singapore Exchange (“SGX”) under the ticker symbol: DCRU. Hereafter, Digital Core REIT and its associated subsidiaries are collectively referred to as the Singapore REIT (“SREIT”). In connection with the listing, the Company contributed a portfolio of 10 operating data center properties to the SREIT. The fair value of these properties was determined to be approximately $1.4 billion based on two separate third party appraisal reports. In exchange for the contribution of these properties, the Company received: 1). $919 million cash and 2). a 39.4% equity interest in the publicly-traded Digital Core REIT entity, while retaining a 10% direct interest in the operating properties that were contributed by the Company to the SREIT. In addition, the Company received approximately $13 million of acquisition fees paid to the Company by Digital Core REIT in the form of additional units in Digital Core REIT.

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

December 31, 2022 and 2021

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

On December 13, 2022, we completed the sale of a 25% interest in a data center facility in Frankfurt, Germany to the SREIT for total consideration of approximately $146 million. Because the Company still controls this asset, no gain or loss was recorded on this 25% interest. In connection with this transaction, the SREIT loaned the consolidated subsidiary that owns the data center $79.8 million.

The assets and liabilities sold to the SREIT were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

Disposition of Other Properties

The Company sold the following other real estate properties during the years ended December 31, 2022, 2021 and 2020:

			Gross Proceeds / Fair Value	Gain on Sale / contribution
Location / Portfolio	Metro Area	Date Sold	(in millions)	(in millions)
Non-core building	Dallas	Aug 8, 2022	$203.0	$174.0
Other	Various	2022	2.8	2.8
European Portfolio	Various	Mar 16, 2021	680.0	332.0
Other	Various	2021	109.6	37.7
Naritaweg 52	Amsterdam	Dec 30, 2020	6.1	—
Liverpoolweg 10	Amsterdam	Jul 17, 2020	21.5	10.4
Mapletree portfolio	Various	Jan 14, 2020	557.0	306.5

Non-core Building - On August 8, 2022, we sold a non-core building in Dallas for net proceeds of approximately $203 million resulting in a net gain on sale of approximately $174 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

8. Investments in Unconsolidated Entities

As of December 31, 2022 and 2021, our investments in unconsolidated entities accounted for under the equity method presented in our consolidated balance sheets consist of the following (in thousands):

	Year	Metropolitan		Balance as of	Balance as of
Entity	Entity Formed	Area of Properties	% Ownership	December 31, 2022	December 31, 2021
Digital Core REIT (DCRU)	2021	U.S. / Canada	35%	$328,584	$343,317
Ownership interest in DCRU operating properties	2021	U.S. / Canada / Frankfurt	10%	136,431	144,050
Ascenty	2019	Brazil / Chile / Mexico	51%	606,141	553,031
Mapletree	2019	Northern Virginia	20%	160,200	172,465
Mitsubishi	Various	Osaka / Tokyo	50%	453,420	401,509
Lumen	2012	Hong Kong	50%	68,821	68,854
Other	Various	U.S. / India / Nigeria	Various	237,829	124,463
Total				$1,991,426	$1,807,689

DCREIT – Digital Core REIT is a standalone real estate investment trust under Singapore law, which is publicly-traded on the Singapore Exchange under the ticker symbol “DCRU”. Digital Core REIT owns 11 operating data center properties. The Company’s ownership interest in the units of DCRU, as well as its ownership interest in certain operating properties of DCRU are collectively referred to as the Company’s investment in DCREIT.

As of December 31, 2022, the Company held a 35% interest in the DCRU and separately owns a 10% direct retained interest in the underlying North American operating properties and a 75% direct retained interest in the underlying German operating property. The Company’s 35% interest in DCRU consists of 396 million units and 390 million units as of December 31, 2022 and December 31, 2021, respectively. Based on the closing price per unit of $0.55 and $1.16 as of December 31, 2022 and 2021, the fair value of the units the Company owns in DCRU was approximately $218 million and $453 million as of December 31, 2022 and 2021, respectively.

These values do not include the value of the Company’s 10% interest in the North American operating properties and 75% interest in the German operating property of DCRU, because the associated ownership interests are not publicly traded. The Company accounts for its investment in DCREIT as an equity method investment (and not at fair value) based on the significant influence it is able to exert on DCREIT. The Company determined that the decline in fair value of the investment in DCRU as compared to the Company’s book basis as of December 31, 2022 was temporary in nature.

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. During the years ended December 31, 2022 and 2021, the Company earned fees pursuant to these contractual agreements of approximately $10.6 million and $0.5 million, respectively, which is recorded as fee income and other on the consolidated income statement.

Ascenty – The Company’s ownership percentage in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $18.0 million and $20.9 million as of December 31, 2022 and December 31, 2021, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

PREI ® – In the third quarter of 2021, the existing unconsolidated partnership between the Company and PGIM Real Estate (the “PGIM Joint Venture”), completed the sale of a portfolio of 10 data centers in North America for $581 million. PGIM Real Estate owned an 80% interest and the Company owned a 20% interest in the partnership. We recognized a gain of approximately $64 million from the sale of the data centers. This gain is reflected in equity in earnings (loss) of unconsolidated entities in our consolidated income statements. In addition, we received a promote in the amount of $19 million related to the partnership exceeding certain investor return thresholds over the life of the partnership, which is included in fee income and other in our consolidated income statements.

Summarized Financial Information of Investments in Unconsolidated Entities

The subsequent tables provide summarized financial information for all of our investments in unconsolidated entities accounted for using the equity method. Amounts are shown in thousands.

					Net	Net
	Total	Total			Operating	Income
December 31, 2022	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Ascenty	$2,410,845	$1,209,852	$1,200,993	$254,884	$155,847	$(35,726)
Mitsubishi	1,441,935	495,394	946,541	175,833	78,859	24,768
Digital Core REIT	1,602,725	551,088	1,051,636	111,408	72,937	(19,055)
Lumen	148,323	10,681	137,642	25,572	15,211	4,909
Mapletree	861,290	22,289	839,001	122,775	67,003	(7,736)
Other	613,279	221,679	391,600	37,123	19,998	(5,018)
Total Unconsolidated entities	$7,078,397	$2,510,983	$4,567,413	$727,595	$409,855	$(37,858)
Our investment in and share of equity in earnings of unconsolidated entities			$1,991,426			$(13,497)

					Net	Net
	Total	Total			Operating	Income
December 31, 2021	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Ascenty	$2,079,401	$1,046,079	$1,033,322	$204,696	$128,827	$(41,461)
Mitsubishi	1,376,763	537,581	839,182	168,203	88,462	31,125
Digital Core REIT	1,440,500	350,000	1,090,500	8,184	5,844	(4,648)
Lumen	148,576	10,868	137,708	25,541	15,506	2,718
Mapletree	925,190	24,865	900,325	111,010	65,701	(9,825)
Other	440,694	190,996	249,698	59,881	36,427	233,298
Total Unconsolidated entities	$6,411,124	$2,160,389	$4,250,735	$577,515	$340,767	$211,207
Our investment in and share of equity in loss of unconsolidated entities			$1,807,689			$62,283

					Net	Net
	Total	Total			Operating	Income
December 31, 2020	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Ascenty	$1,862,402	$833,801	$1,028,601	$165,680	$105,040	$(191,161)
Mitsubishi	968,957	358,749	610,208	154,114	83,113	43,746
Lumen	181,464	8,264	173,200	25,006	14,765	5,581
Mapletree	985,900	38,140	947,760	106,966	66,062	(11,473)
Other	604,215	421,349	182,866	83,475	57,674	18,210
Total Unconsolidated entities	$4,602,938	$1,660,303	$2,942,635	$535,241	$326,654	$(135,097)
Our investment in and share of equity in earnings of unconsolidated entities			$1,148,158			$(57,629)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

9. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at December 31, 2022 as compared to December 31, 2021 were primarily driven by the acquisition of an indirect majority interest in Teraco in August 2022 and changes in exchange rates associated with goodwill balances denominated in foreign currencies – primarily the devaluation of the Euro as compared to the U.S. dollar.

The following is a summary of goodwill activity for the years ended December 31, 2022 and 2021 (in thousands):

	Balance as of				Impact of Change	Balance as of
	December 31,			Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2021	Acquisition	Deconsolidation	Adjustments	Exchange Rates	2022

Telx Acquisition	$330,845	$—	$—	$—	$—	$330,845
European Portfolio Acquisition	448,124	—	—	—	(40,069)	408,055
DFT Merger	2,592,147	—	—	—	—	2,592,147
Interxion Combination	4,547,153	—	—	5,409	(264,354)	4,288,208
Teraco Combination	—	1,625,994	—	—	(49,290)	1,576,704
Other Combination	19,171	—	—	(6,633)	—	12,538
Total	$7,937,440	$1,625,994	$—	$(1,224)	$(353,713)	$9,208,497

	Balance as of				Impact of Change	Balance as of
	December 31,	Merger /		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2020	Acquisition	Deconsolidation	Adjustments	Exchange Rates	2021

Telx Acquisition	$330,845	$—	$—	$—	$—	$330,845
European Portfolio Acquisition	463,154	—	—	—	(15,030)	448,124
DFT Merger	2,592,147	—	—	—	—	2,592,147
Interxion Combination	4,944,851	—	—	(59,142)	(338,556)	4,547,153
Other	—	19,171	—	—	—	19,171
Total	$8,330,997	$19,171	$—	$(59,142)	$(353,586)	$7,937,440

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

10. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets and intangible liabilities as of December 31, 2022 and 2021.

	Balance as of
	December 31, 2022			December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$3,327,765	$(888,105)	$2,439,660	$2,838,842	$(721,983)	$2,116,859
Acquired in-place lease value	1,369,526	(1,041,631)	327,895	1,278,012	(995,883)	282,129
Other	94,829	(26,788)	68,041	101,869	(14,688)	87,181
Acquired above-market leases	264,071	(253,693)	10,378	268,724	$(247,135)	21,589
Acquired below-market leases	(344,256)	255,821	(88,435)	(351,052)	247,877	(103,175)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $253.3 million, $262.9 million and $266.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $2.9 million for the year ended December 31, 2022 and a decrease of $(3.6) million and $(10.5) million for the years ended December 31, 2021 and 2020, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing January 1, 2023 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2023	$199,837	$65,309	$4,488	$4,758	$(12,496)
2024	199,257	59,705	3,084	2,584	(11,203)
2025	198,755	56,680	3,084	1,452	(10,215)
2026	198,320	52,625	3,084	684	(8,659)
2027	197,943	41,843	3,084	214	(8,010)
Thereafter	1,445,548	51,733	13,818	686	(37,852)
Total	$2,439,660	$327,895	$30,642	$10,378	$(88,435)

Remaining Contractual Life (in years)	14.9	5.0		1.8	7.3
(1)	Excludes power grid rights in the amount of approximately $37.4 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

11. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of such debt. A summary of outstanding indebtedness is as follows (in thousands):

	December 31, 2022		December 31, 2021
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	3.04%	$2,167,889	0.96%	$415,116
Unsecured term loans	2.49%	802,875	—%	—
Unsecured senior notes	2.44%	13,220,961	2.26%	13,000,042
Secured and other debt	7.12%	532,130	3.47%	147,082
Total	2.68%	$16,723,855	2.23%	$13,562,240

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	December 31, 2022		December 31, 2021
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,855,903	23.1%	$3,141,951	23.2%
British pound sterling (£)	1,929,051	11.5%	2,117,758	15.6%
Euro (€)	9,325,126	55.8%	7,532,057	55.5%
Other	1,613,775	9.6%	770,474	5.7%
Total	$16,723,855		$13,562,240

The table below summarizes our debt maturities and principal payments as of December 31, 2022 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)	Term Loans	Senior Notes	Other Debt	Total Debt
2023	$—	$—	$108,121	$9,335	$117,456
2024	—	—	944,375	9,381	953,756
2025	—	401,438	1,179,145	—	1,580,583
2026	2,167,889	—	1,448,119	58,575	3,674,583
2027	—	401,437	1,162,181	135,000	1,698,618
Thereafter	—	—	8,379,020	319,839	8,698,859
Subtotal	$2,167,889	$802,875	$13,220,961	$532,130	$16,723,855
Unamortized net discounts	—	—	(37,280)	—	(37,280)
Unamortized deferred financing costs	(17,438)	(5,426)	(63,648)	(3,260)	(89,772)
Total	$2,150,451	$797,449	$13,120,033	$528,870	$16,596,803
(1)	Includes amounts outstanding for the global revolving credit facility and the Yen revolving credit facility (together, we refer to as the “global revolving credit facilities”) – but are discussed separately in these footnotes given slightly different fees/terms.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Global Revolving Credit Facility

We have a global revolving senior credit facility (“global revolving credit facility”) under which we may draw up to $3.75 billion on a revolving basis (subject to currency fluctuations). The global revolving credit facility can be drawn in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, Indonesian rupiah, Swiss francs, Korean won and U.S. dollars (with the ability to add other currencies in the future).

On April 5, 2022, we entered into an amendment (the “Amendment”) to the Second Amended and Restated Global Senior Credit Agreement (the “Credit Agreement”). The Amendment provided for, among other things: (1) an increase in the size of the global revolving credit facility from $3.0 billion to $3.75 billion and (2) the transition from U.S. dollar London Interbank Offered Rate (LIBOR) to Term Secured Overnight Financing Rate (SOFR) for floating rate borrowings denominated in U.S. dollars for all purposes under the Credit Agreement.

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

Yen Revolving Credit Facility

In addition to the global revolving credit facility, we have a revolving credit facility that provides for borrowings in Japanese Yen of up to ¥33.3 billion (approximately $253.9 million based on the exchange rate on December 31, 2022), hereafter referred to as the “Yen revolving credit facility”). We have the ability from time to time to increase the size of the Yen revolving credit facility to up to ¥93.3 billion (approximately $711.5 million based on the exchange rate on December 31, 2022), subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen revolving credit facility are as follows:

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

December 31, 2022 and 2021

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

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The global revolving credit facility and the Yen revolving credit facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with ratios respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of December 31, 2022, we were in compliance with all of such covenants for both of these revolving credit facilities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Unsecured Senior Notes

The following table provides details of outstanding unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	December 31, 2022	December 31, 2021
Floating rate notes due 2022		€300,000	$349,800	Sep 23, 2022	$—	$341,100
0.125% notes due 2022		€300,000	332,760	Oct 15, 2022	—	341,100
0.600% notes due 2023	CHF	100,000	108,310	Oct 02, 2023	108,121	—
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	642,300	682,200
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	302,075	338,300
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	483,320	541,280
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	695,825	739,050
4.750% notes due 2025		$450,000	450,000	Oct 01, 2025	—	450,000
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,150,788	1,222,275
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	297,331	301,419
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	162,181	—
3.700% notes due 2027 (1)		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028 (1)		$900,000	900,000	Jan 15, 2028	900,000	—
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	535,250	568,500
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	291,925	295,938
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	422,905	473,620
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	802,875	852,750
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	664,565	744,260
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	535,250	568,500
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,070,500	1,137,000
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	802,875	852,750
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	802,875	—
					$13,220,961	$13,000,042
Unamortized discounts, net of premiums					(37,280)	(33,612)
Deferred financing costs, net					(63,648)	(63,060)
Total unsecured senior notes, net of discount and deferred financing costs					$13,120,033	$12,903,370
(1)	Subject to cross-currency swaps.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2022, we were in compliance with each of these financial covenants.

Early Extinguishment of Unsecured Senior Notes

We recognized the following losses on early extinguishment of unsecured notes:

●	During the year ended December 31, 2022: $51.1 million primarily due to redemption of the 4.750% Notes due 2025 in February 2022.
●	During the year ended December 31, 2021: $18.3 million primarily due to redemption of the 2.750% Notes due 2023 in February 2021.
●	During the year ended December 31, 2020: $103.2 million primarily due to redemption of:
o	3.950% Notes due 2022 and 3.625% Notes due 2022 in August 2020; and
o	4.750% Notes due 2023 in October 2020

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Issuance of Unsecured Senior Notes

Digital Intrepid Holding B.V., an indirect wholly owned holding and finance subsidiary of the Operating Partnership through which the Interxion business is held, issued and sold the following notes during 2022:

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

On September 27, 2022 and December 6, 2022, Digital Realty Trust, L.P. completed underwritten public offerings of $900.0 million aggregate principal amount of its 5.550% Notes due 2028 (the “2028 Notes”). Interest on the 2028 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2023, until the maturity date of January 15, 2028. Our obligations under the 2028 Notes are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Net proceeds from the offering of the 2028 Notes were approximately $888.4 million, after deducting the managers’ commissions and certain offering expenses.

Secured and other debt

This amount consists of a variety of loans at fixed rates ranging from 3.29% to 11.65%. The largest component of the balance is a Teraco term loan facility in the amount of $288.8 million, with an effective interest rate of 8.52%, along with a $135.0 million mortgage loan for the Company’s Westin building in Seattle – which bears interest at 3.29%. The loan bearing interest at 11.65% is an unsecured loan with a balance of less than $8 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

12. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income available to common stockholders	$336,960	$1,681,498	$263,342
Plus: Loss attributable to redeemable noncontrolling interest (1)	(4,839)	—	—
Net income available to common stockholders - diluted EPS	332,121	1,681,498	263,342

Denominator:
Weighted average shares outstanding—basic	286,334	282,475	260,099
Potentially dilutive common shares:
Unvested incentive units	257	253	121
Unvested restricted stock	45	192	177
Forward equity offering	—	—	1,597
Market performance-based awards	103	302	529
Redeemable noncontrolling interest shares (1)	11,180	—	—
Weighted average shares outstanding—diluted	297,919	283,222	262,523
Income per share:
Basic	$1.18	$5.95	$1.01
Diluted	$1.11	$5.94	$1.00

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Digital Realty Trust, L.P. Earnings per Unit

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income available to common unitholders	$345,060	$1,720,598	$272,842
Plus: Loss attributable to redeemable noncontrolling interest (1)	(4,839)	—	—
Net income available to common unitholders - diluted EPS	340,221	1,720,598	272,842

Denominator:
Weighted average units outstanding—basic	292,123	289,165	268,073
Potentially dilutive common units:
Unvested incentive units	257	253	121
Unvested restricted units	45	192	177
Forward equity offering	—	—	1,597
Market performance-based awards	103	302	529
Redeemable noncontrolling interest shares (1)	11,180	—	—
Weighted average units outstanding—diluted	303,708	289,912	270,497
Income per unit:
Basic	$1.18	$5.95	$1.02
Diluted	$1.12	$5.94	$1.01
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

December 31, 2022 and 2021

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

	Year Ended December 31,
	2022	2021	2020
Shares subject to Forward Equity Offering	—	6,250	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,789	6,691	7,974
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	—	541	1,490
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	—	—	1,453
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	—	—	1,269
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,736	1,318	1,476
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,825	1,386	1,552
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,993	2,274	2,544
Total	12,343	18,460	17,758

13. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company’s accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2022, 2021 and 2020.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022 and 2021, we had deferred tax liabilities net of deferred tax assets of approximately $1,184.6 million and $658.8 million, respectively, primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Teraco Acquisition in August 2022, Interxion Combination in March 2020, the European Portfolio Acquisition in July 2016 and the Sentrum portfolio acquisition in 2012. The valuation allowance against the deferred tax assets at December 31, 2022 and 2021 relate primarily to net operating loss carryforwards that we do not expect to utilize attributable to certain foreign jurisdictions.

Deferred income tax assets and liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Gross deferred income tax assets:
Net operating loss carryforwards	$175,935	$155,152
Basis difference - real estate property	14,027	9,078
Basis difference - intangibles	7,682	2,357
Basis difference - equity investments	5,694	—
Straight-line rent	—	8,097
Other - temporary differences	132,578	175,766
Total gross deferred income tax assets	335,916	350,450
Valuation allowance	(125,491)	(130,893)
Total deferred income tax assets, net of valuation allowance	210,425	219,557
Gross deferred income tax liabilities:
Basis difference - real estate property	1,160,412	798,640
Basis difference - equity investments	—	3,543
Basis difference - intangibles	219,653	63,222
Straight-line rent	9,215	10,942
Other - temporary differences	5,744	1,976
Total gross deferred income tax liabilities	1,395,024	878,323
Net deferred income tax liabilities (1)	$1,184,599	$658,766

(1)	Net of deferred tax assets of $8.2 million and $7.7 million for the year ended December 31, 2022 and 2021, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

14. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are parties to an at-the-market (ATM) equity offering sales agreement dated April 1, 2022 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the year ended December 31, 2022, we had no sales under the Sales Agreement and $1.5 billion is still available.

Forward Equity Sale

On September 13, 2021, the Parent completed an underwritten public offering of 6,250,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of 6,250,000 shares of the Parent’s common stock in the public offering. The Parent did not receive any proceeds from the sale of common stock by the forward purchasers in the public offering. During the year ended December 31, 2022, we settled the forward sale agreements in full by issuing approximately 6.3 million shares, resulting in proceeds of approximately $939.0 million. Upon physical settlement of the forward sale agreements, the OP issued general partner common partnership units to the Parent in exchange for contribution of the net proceeds. We accounted for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives.

Redeemable Preferred Stock

The Company has issued and outstanding the following series of cumulative redeemable preferred stock, which are governed by the articles supplementary for the applicable series of preferred stock as of December 31, 2022 and 2021.

				Total
				Liquidation	Annual	Shares Outstanding as of		Balance (in thousands, net of
	Date(s)	Initial Date to		Value (in	Dividend	December 31,		issuance costs) as of December 31,
Preferred Stock (1)	Issued	Redeem (2)	Share Cap (3)	thousands) (4)	Rate (5)	2022	2021	2022	2021
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	200,000	1.31250	8,000,000	8,000,000	193,540	193,540
5.850% Series K Cumulative Redeemable Preferred Stock	Mar 13, 2019	Mar 13, 2024	0.4361100	210,000	1.46250	8,400,000	8,400,000	203,264	203,264
5.200% Series L Cumulative Redeemable Preferred Stock	Oct 10, 2019	Oct 10, 2024	0.3851800	345,000	1.30000	13,800,000	13,800,000	334,886	334,886
				$755,000		30,200,000	30,200,000	$731,690	$731,690
(1)	All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	291,148	97.9%	284,415	98.0%
Noncontrolling interests consist of:
Common units held by third parties	4,375	1.5%	4,389	1.5%
Incentive units held by employees and directors (see Note 16. Incentive Plan)	1,914	0.6%	1,543	0.5%
	297,437	100.0%	290,347	100.0%

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $591.2 million and $1,074.7 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2022 and December 31, 2021, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2022 and 2021:

	Common Units	Incentive Units	Total
As of December 31, 2020	6,212	1,834	8,046
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(1,823)	—	(1,823)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(679)	(679)
Incentive units issued upon achievement of market performance condition	—	239	239
Grant of incentive units to employees and directors	—	151	151
Cancellation / forfeitures of incentive units held by employees and directors	—	(2)	(2)
As of December 31, 2021	4,389	1,542	5,931
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(14)	—	(14)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(22)	(22)
Incentive units issued upon achievement of market performance condition	—	221	221
Grant of incentive units to employees and directors	—	170	170
Cancellation / forfeitures of incentive units held by employees and directors	—	3	3
As of December 31, 2022	4,375	1,914	6,289
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

		Series C		Series G		Series I		Series J	Series K	Series L
		Preferred		Preferred		Preferred		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock		Stock		Stock		Stock	Stock	Stock	Stock
February 26, 2020	March 31, 2020	$3,333		$3,672		$3,969		$2,625	$3,071	$4,485	$295,630	(3)
May 12, 2020	June 30, 2020	3,333		3,672		3,969		2,625	3,071	4,485	301,005	(3)
August 11, 2020	September 30, 2020	3,333		3,672		—	(2)	2,625	3,071	4,485	303,006	(3)
November 10, 2020	December 31, 2020 for Preferred Stock; January 15, 2021 for Common Stock	3,333		—	(1)	—		2,625	3,071	4,485	314,280	(3)
		$13,332		$11,016		$7,938		$10,500	$12,284	$17,940	$1,213,921

February 25, 2021	March 31, 2021	$3,333		$—		$3,969		$2,625	$3,071	$4,485	$326,965	(5)
May 10, 2021	June 30, 2021	—	(4)	—		3,969		2,625	3,071	4,485	328,279	(5)
August 10, 2021	September 30, 2021	—		—		—		2,625	3,071	4,485	329,720	(5)
November 17, 2021	December 31, 2021 for Preferred Stock; January 14, 2022 for Common Stock	—		—		—		2,625	3,071	4,485	329,772	(5)
		$3,333		$—		$7,938		$10,500	$12,284	$17,940	$1,314,736

March 3, 2022	March 31, 2022	$—		$—		$—		$2,625	$3,071	$4,485	$348,025	(6)
May 24, 2022	June 30, 2022	—		—		—		2,625	3,071	4,485	348,077	(6)
August 17, 2022	September 30, 2022	—		—		—		2,625	3,071	4,485	351,410	(6)
November 29, 2022	December 31, 2022 for Preferred Stock; January 13, 2023 for Common Stock	—		—		—		2,625	3,071	4,485	355,832	(6)
		$—		$—		$—		$10,500	$12,284	$17,940	$1,403,344
Annual rate of dividend per share		$1.65625		$1.46875		$1.58750		$1.31250	$1.46250	$1.30000	$4.88000
(1)	Redeemed on October 15, 2020 for $25.057118 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common stockholders.
(2)	Redeemed on September 8, 2020 for $25.29545 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common stockholders.
(3)	$4.480 annual rate of dividend per share.
(4)	Redeemed on May 17, 2021 for $ 25.211632 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The transaction resulted in a gain on redemption of $18.0 million, measured as the difference between the cash consideration paid upon redemption, which was $201.3 million and the carrying value of the preferred stock at the time of the redemption, which was $219.3 million. This amount is reflected as gain on redemption of preferred stock which increased net income available to common stockholders.
(5)	$4.640 annual rate of dividend per share.
(6)	$4.880 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the years ended December 31, 2022, 2021 and 2020, (in thousands, except for per unit data):

		Series C		Series G		Series I		Series J	Series K	Series L
		Preferred		Preferred		Preferred		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units		Units		Units		Units	Units	Units	Units
February 26, 2020	March 31, 2020	$3,333		$3,672		$3,969		$2,625	$3,071	$4,485	$305,267	(3)
May 12, 2020	June 30, 2020	3,333		3,672		3,969		2,625	3,071	4,485	310,421	(3)
August 11, 2020	September 30, 2020	3,333		3,672		—	(2)	2,625	3,071	4,485	312,262	(3)
November 10, 2020	December 31, 2020 for Preferred Units; January 15, 2021 for Common Units	3,333		—	(1)	—		2,625	3,071	4,485	323,453	(3)
		$13,332		$11,016		$7,938		$10,500	$12,284	$17,940	$1,251,403

February 25, 2021	March 31, 2021	$3,333		$—		$3,969		$2,625	$3,071	$4,485	$336,041	(5)
May 10, 2021	June 30, 2021	—	(4)	—		3,969		2,625	3,071	4,485	336,543	(5)
August 10, 2021	September 30, 2021	—		—		—		2,625	3,071	4,485	337,447	(5)
November 17, 2021	December 31, 2021 for Preferred Units; January 14, 2022 for Common Units	—		—		—		2,625	3,071	4,485	337,476	(5)
		$3,333		$—		$7,938		$10,500	$12,284	$17,940	$1,347,507

March 3, 2022	March 31, 2022	$—		$—		$—		$2,625	$3,071	$4,485	$355,812	(6)
May 24, 2022	June 30, 2022	—		—		—		2,625	3,071	4,485	355,885	(6)
August 17, 2022	September 30, 2022	—		—		—		2,625	3,071	4,485	—	(6)
November 29, 2022	December 31, 2022 for Preferred Units; January 13, 2023 for Common Units	—		—		—		2,625	3,071	4,485	363,616	(6)
		$—		$—		$—		$10,500	$12,284	$17,940	$1,075,313
Annual rate of distribution per unit		$—		$—		$—		$1.31250	$1.46250	$1.30000	$4.88000

(1)	Redeemed on October 15, 2020 for $25.057118 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.2 million were recorded as a reduction to net income available to common unitholders.
(2)	Redeemed on September 8, 2020 for $25.29545 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. In connection with the redemption, the previously incurred offering costs of approximately $8.0 million were recorded as a reduction to net income available to common unitholders.
(3)	$4.480 annual rate of distribution per unit.
(4)	Redeemed on May 17, 2021 for $ 25.211632 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. The transaction resulted in a gain on redemption of $18.0 million, measured as the difference between the cash consideration paid upon redemption, which was $201.3 million and the carrying value of the preferred stock at the time of the redemption, which was $219.3 million. This amount is reflected as gain on redemption of preferred stock which increased net income available to common unitholders.
(5)	$4.640 annual rate of distribution per unit.
(6)	$4.880 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

15. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2020	$98,760	$(2,630)	$38,880	$135,010
Net current period change	(311,413)	1,250	—	(310,163)
Reclassification to interest expense from interest rate swaps	—	1,273	—	1,273
Balance as of December 31, 2021	$(212,653)	$(107)	$38,880	$(173,880)
Net current period change	(323,366)	(91,644)	—	(415,010)
Reclassification to interest expense from interest rate swaps	—	(6,908)	—	(6,908)
Balance as of December 31, 2022	$(536,019)	$(98,659)	$38,880	$(595,798)

Digital Realty Trust, L.P.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2020	$98,946	$(3,823)	$39,677	$134,800
Net current period change	(318,828)	1,279	—	(317,549)
Reclassification to interest expense from interest rate swaps	—	1,304	—	1,304
Balance as of December 31, 2021	$(219,882)	$(1,240)	$39,677	$(181,445)
Net current period change	(331,131)	(93,803)	—	(424,934)
Reclassification to interest expense from interest rate swaps	—	(7,044)	—	(7,044)
Balance as of December 31, 2022	$(551,013)	$(102,087)	$39,677	$(613,423)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

Market Performance-Based Awards (“the Performance Awards”): Market performance-based Class D units of the Operating Partnership and market performance-based Restricted Stock Units covering shares of Digital Realty Trust, Inc.’s common stock may be issued to officers and employees of the Company. The Performance Awards include performance-based and time-based vesting criteria. Depending on the type of award, the total number of units that qualify to fully vest is determined based on either a market performance criterion (“Market-Based Performance Awards”) or financial performance criterion (“Financial-Based Performance Awards”) (subject to time-based vesting).

Market-Based Performance Awards.

The market performance criterion compares the Company’s total shareholder return (“TSR”) relative to the MSCI US REIT Index (“RMS”) over a three-year performance period (“Market Performance Period”), subject to continued service, in order to determine the percentage of the total eligible pool of units that qualifies to be awarded. Following the completion of the Market Performance Period, the awards then have a time-based vesting element that allows for 50% of the performance-vested units to fully vest in the February immediately following the end of the Market Performance Period and 50% of the performance-vested units to fully vest in the subsequent February.

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

December 31, 2022 and 2021

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

2020 Awards

●	In January 2023, the RMS Relative Market Performance fell between the threshold and target level for the 2020 awards and accordingly, 72,230 Class D units and 7,083 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 5,841 distribution equivalent units that immediately vested on December 31, 2022.
●	On February 27, 2023, 50% of the 2020 awards will vest and the remaining 50% will vest on February 27, 2024, subject to continued employment through the applicable vesting date.

2019 Awards

●	In January 2022, the RMS Relative Market Performance fell between the target and high level for the 2019 awards and accordingly, 239,436 Class D units and 70,721 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 18,966 distribution equivalent units that immediately vested on December 31, 2021.
●	On February 27, 2022, 50% of the 2019 awards vested and the remaining 50% will vest on February 27, 2023, subject to continued employment through the applicable vesting date.

2018 Awards

●	In January 2021, the high level of the performance metric was determined to have been achieved and, accordingly, 240,377 Class D units and 63,498 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 20,725 distribution equivalent units that immediately vested on December 31, 2020.
●	On February 27, 2021, 50% of the 2018 awards vested and the remaining 50% vested on February 27, 2022, subject to continued employment through the applicable vesting date.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

	Expected Stock Price	Risk-Free Interest
Award Date	Volatility	rate
February 19, 2020	22%	1.39%
February 20, 2020	22%	1.35%
January 1, 2021	27%	0.17%
February 25, 2021	26%	0.31%
January 1, 2022	26%	0.97%

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

The grant date fair value of the Performance Awards was approximately $12.3 million, $25.0 million and $17.2 million for the years ended years ended December 31, 2022, 2021 and 2020, respectively. We will recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

The aggregate intrinsic value of the Performance Awards that vested in 2022, 2021 and 2020 was $41.2 million, $28.6 million and $24.3 million, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

As of December 31, 2022, approximately 4.9 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of compensation expense and unearned compensation (in millions):

									Expected
									period to
	Deferred Compensation						Unearned Compensation		recognize
	Expensed			Capitalized			As of	As of	unearned
	Year Ended December 31,			Year Ended December 31,			December 31,	December 31,	compensation
Type of incentive award	2022	2021	2020	2022	2021	2020	2022	2021	(in years)
Long-term incentive units	$21.7	$15.4	$12.8	$0.2	$0.2	$0.2	$20.7	$19.8	1.6
Performance-based awards	21.4	23.9	24.8	0.5	0.7	0.6	30.3	39.2	1.6
Service-based restricted stock units	25.9	23.2	15.1	5.4	3.3	3.2	55.4	44.5	2.5
Interxion awards	4.7	17.7	19.7	—	—	—	1.9	8.5	0.7

The following table sets forth the weighted-average fair value of for each type of incentive award at the date of grant for the years ended December 31, 2022, 2021 and 2020:

	Weighted Average Fair Value at Date of Grant
Type of incentive award	2022	2021	2020
Long-term incentive units	$146.37	$132.66	$134.55
Performance-based awards	154.26	137.69	159.34
Restricted stock	131.57	129.52	138.82
Interxion awards	—	—	120.67

Activity for LTIP Units and service-based Restricted Stock Units for the year ended December 31, 2022 is shown below.

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested LTIP Units	Units	Value	Life (Years)	(in thousands)
Unvested, beginning of period	250,468	$132.66
Granted	169,663	153.67
Vested	(140,873)	130.79
Cancelled or expired	—	—
Unvested, end of period	279,258	$146.37	1.55	$28,001
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2022.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

The aggregate intrinsic value of long-term incentive units that vested in 2022, 2021 and 2020 was $18.1 million, $17.5 million and $11.6 million, respectively. As of December 31, 2022, we had approximately 1.0 million long-term incentive units that were outstanding and exercisable with an aggregate intrinsic value of approximately $102.6 million (based on the market price of our common stock as of December 31, 2022).

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested Restricted Stock Units	Shares	Value	Life (Years)	(in thousands)
Unvested, beginning of period	509,369	$129.52
Granted	373,953	131.69
Vested	(309,631)	128.22
Cancelled or expired	(65,854)	132.14
Unvested, end of period	507,837	$131.57	2.36	$50,921
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2022.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.

The aggregate intrinsic value of restricted stock that vested in 2022, 2021 and 2020 was $39.5 million, $59.0 million and $53.4 million, respectively.

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

Defined Contribution Plans

We have a 401(k) plan whereby our U.S. employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $5.9 million, $5.9 million, and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, Interxion has a defined contribution pension plan for most of its employees. Contributions are made in accordance with the terms of such defined contribution pension plan and are expensed as incurred.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

17. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of December 31, 2022, we had cross-currency interest rate swaps outstanding with notional amounts of $1.67 billion and maturity dates ranging through 2028. We had no such instruments outstanding as of December 31, 2021.

The effect of these net investment hedges on accumulated other comprehensive income and the consolidated income statements for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cross-currency interest rate swaps (included component) (1)	$116,550	$—	$—
Cross-currency interest rate swaps (excluded component) (2)	(7,929)	—	—
Total	$108,621	$—	$—

		Year Ended December 31,
	Location of gain or (loss)	2022	2021	2020
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$6,260	$—	$—
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

We had no material outstanding derivatives designated as cash flow hedges as of the years ended December 31, 2022 and 2021. Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of December 31, 2022, we had no material interest rate swap agreements outstanding.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$—	$108,621	$—	$—
(1)	As presented in our consolidated balance sheets within other assets.
(2)	As presented in our consolidated balance sheets within accounts payable and other accrued liabilities.

Credit-Risk Related Contingent Features

Upon entering into derivatives, we have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our global revolving credit facilities and unsecured term loans approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on December 31, 2022 and 2021 as compared to those in effect when the debt was issued or assumed. As described in Note 17. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

The aggregate estimated fair value and carrying value of our global revolving credit facilities, unsecured term loans, unsecured senior notes and secured debt as of the respective periods is shown below (in thousands):

	Categorization	As of December 31, 2022		As of December 31, 2021
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities	Level 2	$2,167,889	$2,167,889	$415,116	$415,116
Unsecured term loans (1)	Level 2	802,875	802,875	—	—
Unsecured senior notes (2)	Level 2	11,331,989	13,220,961	13,580,262	13,000,042
Secured and other debt (2)	Level 2	517,226	532,130	152,511	147,082
		$14,819,979	$16,723,855	$14,147,889	$13,562,240
(1)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

19. Commitments and Contingencies

Construction Commitments – Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At

December 31, 2022, we had open commitments, including amounts reimbursable of approximately $41.5 million, related to construction contracts of approximately $2.6 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2022, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

20. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of December 31, 2022, 2021, and 2020:

	Balance as of
(Amounts in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$141,773	$142,698	$108,501
Restricted cash (included in other assets)	8,923	8,787	15,151
Total	$150,696	$151,485	$123,652

We paid $271.5 million, $274.7 million and $301.9 million for interest, net of amounts capitalized, for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, we capitalized interest of approximately $70.6 million, $53.5 million and $47.3 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $86.1 million, $71.2 million and $53.7 million, respectively.

We paid $41.7 million, $29.9 million and $20.1 million for income taxes, net of refunds, for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued construction related costs totaled $417.1 million, $423.0 million and $358.7 million as of years ended December 31, 2022, 2021 and 2020, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2022 and 2021

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

	Operating Revenues
	Year Ended December 31,
(Amounts in millions)	2022	2021	2020
Inside the United States	$2,760.4	$2,769.5	$2,601.9
Outside the United States	1,931.4	1,658.4	1,301.8
Revenue Outside of U.S. %	41.2%	37.5%	33.3%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of December 31,		As of December 31,
(Amounts in millions)	2022	2021	2022	2021
Inside the United States	$11,517.3	$11,167.9	$647.0	$719.1
Outside the United States	12,257.4	9,594.3	704.3	686.4

Net Assets in Foreign Operations	$6,330.2	$3,865.4

22. Subsequent Events

On October 25, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into an escrow agreement (the “Escrow Agreement”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), certain lenders (the “Lenders”), and Arnold & Porter Kaye Scholer LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Operating Partnership, the Company, the Administrative Agent and the Lenders delivered executed signature pages to a new term loan agreement among the Operating Partnership, the Company, the Lenders and the Administrative Agent (the “Term Loan Agreement”) to be held in escrow by the Escrow Agent and released by the Escrow Agent upon satisfaction of specific terms. On January 9, 2023, the terms and conditions of the Escrow Agreement were satisfied, and, on such date, the Term Loan was deemed executed and became effective. The Term Loan Agreement provides for a $740 million senior unsecured term loan facility (the “Term Loan Facility”). The Term Loan Facility provides for borrowings in U.S. dollars. The Term Loan Facility will mature on March 31, 2025, subject to one twelve-month extension option at the Operating Partnership’s option; provided, that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans under the Term Loan Facility.

On January 24, 2023, Teraco entered into a syndicated loan facility worth R11.8 billion (approximately $686 million based on the exchange rate on January 24, 2023), of which R5.7 billion (approximately $331 million based on the exchange rate on January 24, 2023) will be used to finance the company’s continued growth and R6.1 billion (approximately $355 million based on the exchange rate on January 24, 2023) will refinance and extend the average maturity profile of existing drawn debt. The new facilities mature in December 2028.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2022

(Dollar amounts in thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs				Accumulated	Date of
				Acquired					Acquired			depreciation	acquisition
	Data Center			ground	Buildings and		Carrying		ground	Buildings and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction
North American Markets
Northern Virginia	25	$—	$167,482	$—	$1,505,807	$2,618,109	$—	$179,078	$—	$4,112,320	$4,291,398	$(1,272,037)	2005 - 2019
Chicago	10	—	95,444	—	1,320,334	1,016,898	—	105,830	—	2,326,846	2,432,676	(827,834)	2005 - 2017
New York	13	—	17,301	—	474,561	1,070,775	—	21,449	—	1,541,188	1,562,637	(724,143)	2002 - 2015
Dallas	22	—	60,608	—	303,811	1,139,833	—	53,120	—	1,451,132	1,504,252	(627,679)	2002 - 2015
Silicon Valley	15	—	129,702	—	842,693	477,036	—	128,467	—	1,320,964	1,449,431	(537,202)	2002 - 2018
Phoenix	2	—	11,859	—	399,122	374,339	—	11,859	—	773,461	785,320	(387,613)	2006 - 2015
San Francisco	4	—	41,165	—	358,066	308,561	—	41,478	—	666,314	707,792	(279,312)	2004 - 2015
Portland	3	—	1,689	—	3,131	569,477	—	8,870	—	565,427	574,297	(80,745)	2011 - 2015
Seattle	1	135,000	43,110	—	329,283	17,089	—	43,110	—	346,372	389,482	(36,879)	2,020
Toronto	2	—	26,600	—	116,863	245,111	—	21,555	—	367,019	388,574	(42,250)	2013 - 2017
Boston	3	—	17,826	—	253,711	103,228	—	16,600	—	358,165	374,765	(169,392)	2006 - 2011
Atlanta	4	—	6,537	—	264,948	91,717	—	6,552	—	356,650	363,202	(114,769)	2011 - 2017
Los Angeles	2	—	29,531	—	105,910	153,248	—	29,118	—	259,571	288,689	(135,732)	2004 - 2015
Houston	6	—	6,965	—	23,492	151,424	—	6,594	—	175,287	181,881	(110,946)	2006
Austin	1	—	1,177	—	4,877	71,978	—	1,177	—	76,855	78,032	(25,822)	2005
Miami	2	—	2,964	—	29,793	39,156	—	2,964	—	68,949	71,913	(35,313)	2002 - 2015
North America - Other	4	—	14,307	—	33,122	214,263	—	14,308	—	247,384	261,692	(69,402)
Total North America	119	135,000	674,267	—	6,369,524	8,662,242	—	692,129	—	15,013,904	15,706,033	(5,477,070)

EMEA Markets
London	16	—	101,397	7,355	1,423,194	290,277	—	49,335	5,917	1,766,971	1,822,223	(583,258)	2007 - 2020
Frankfurt	29	—	31,260	—	876,342	772,546	—	88,802	—	1,591,346	1,680,148	(209,311)	2015 - 2020
Amsterdam	13	—	40,709	—	968,935	135,114	—	35,278	—	1,109,480	1,144,758	(190,018)	2005 - 2020
Johannesburg	5	—	10,099	—	1,008,751	(31,977)	—	9,791	—	977,082	986,873	(22,365)	2022
Paris	13	—	45,722	—	355,386	462,942	—	48,296	—	815,754	864,050	(65,761)	2012 - 2020
Marseille	4	—	1,121	—	220,737	229,272	—	1,048	—	450,083	451,131	(48,626)	2020
Dublin	9	—	11,722	1,444	89,597	260,019	—	7,341	89	355,352	362,782	(116,178)	2006 - 2020
Vienna	3	—	14,159	—	364,949	(19,197)	—	12,708	—	347,203	359,911	(50,614)	2020
Cape Town	2	—	5,100	—	276,021	(8,376)	—	4,944	—	267,801	272,745	(6,494)	2022
Zurich	3	—	20,605	—	48,325	168,806	—	21,352	—	216,384	237,736	(23,708)	2020
Madrid	4	—	8,456	—	134,817	(4,907)	—	7,055	—	131,311	138,366	(18,182)	2020
Stockholm	6	—	—	—	93,861	32,446	—	—	—	126,307	126,307	(19,202)	2020
Brussels	3	—	3,874	—	118,034	(12,801)	—	3,477	—	105,630	109,107	(13,566)	2020
Copenhagen	3	—	11,665	—	107,529	(33,155)	—	1,418	—	84,621	86,039	(13,357)	2020
Durban	1	—	900	—	66,646	(2,068)	—	872	—	64,606	65,478	(1,613)	2022
Dusseldorf	3	—	—	—	30,093	20,793	—	—	—	50,886	50,886	(7,095)	2020

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2022

(Dollar amounts in thousands)

Europe - Other	5	—	3,144	—	43,046	207,648	—	32,005	—	221,833	253,838	(43,877)
Africa - Other	4	—	—	—	—	68,038	—	3,361	—	64,677	68,038	(2,995)
Total EMEA	126	—	309,933	8,799	6,226,262	2,535,422	—	327,083	6,006	8,747,327	9,080,416	(1,436,220)

APAC Markets
Singapore	3	—	—	—	137,545	693,952	—	—	—	831,497	831,497	(258,904)	2010 - 2015
Sydney	4	—	18,285	—	3,868	189,334	—	21,162	—	190,325	211,487	(40,020)	2011 - 2012
Seoul	1	—	—	—	—	130,243	—	18,048	—	112,195	130,243	(587)	2022
Melbourne	2	—	4,467	—	—	102,186	—	2,986	—	103,667	106,653	(47,597)	2011
Hong Kong	1	—	—	—	—	58,277	—	—	—	58,277	58,277	(3,467)	2021
Asia Pacific - Other	1	—	—	—	—	11,451	—	—	—	11,451	11,451	(5,116)
Total APAC	12	—	22,752	—	141,413	1,185,443	—	42,196	—	1,307,412	1,349,608	(355,691)

Total Portfolio	257	$135,000	$1,006,952	$8,799	$12,737,199	$12,383,107	$—	$1,061,408	$6,006	$25,068,643	$26,136,057	$(7,268,981)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2022

(Dollar amounts in thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $39.1 billion (unaudited) as of December 31, 2022.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2022.

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$23,625,450	$23,142,988	$16,886,592
Additions during period (acquisitions and improvements)	2,553,946	1,570,162	6,514,218
Deductions during period (dispositions, impairments and assets held for sale)	(43,339)	(1,087,700)	(257,822)
Balance, end of year	$26,136,057	$23,625,450	$23,142,988

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2022.

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$6,210,281	$5,555,221	$4,536,169
Additions during period (depreciation and amortization expense)	1,079,497	1,042,011	1,029,863
Deductions during period (dispositions and assets held for sale)	(20,797)	(386,951)	(10,811)
Balance, end of year	$7,268,981	$6,210,281	$5,555,221

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Our Management’s Reports on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on page 79.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2022. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2022. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended  December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2022, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2022, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.            EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.7

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

4.8

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

4.9

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

4.10

Specimen Certificate for Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

4.11

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

4.12

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

4.13

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

4.14

Form of Specimen Certificate for Digital Realty Trust, Inc.’s 5.850% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on March 12, 2019).

4.15

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

4.16

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

4.17

Specimen Certificate for Digital Realty Trust, Inc.’s 5.200% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on October 9, 2019).

4.18

Description of Securities (incorporated by reference to exhibit 4.20 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

4.19

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

4.20

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

4.21

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

4.22

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

4.23

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

4.24

Terms and Conditions of the Notes, dated as of July 13, 2021 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.25

Form of the 2026 Notes (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.26

Form of the 2029 Notes (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.27

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

4.28

Terms and Conditions of the Notes dated March 28, 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

4.29

Form of the 2023 Notes (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

4.30

Form of the 2027 Notes (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

4.31

Supplemental Indenture No. 5, dated as of September 27, 2022, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, including the form of 5.550% Notes due 2028 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 27, 2022).

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

10.37*

Second Amended and Restated Global Senior Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, BofA Securities, Inc. and Citibank, as co-sustainability structuring agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and BofA Securities, Inc., Citibank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein (incorporated by reference to exhibit 10.37 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

10.38*

Amended and Restated Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc. and Digital Euro Finco LLC and Digital Realty Trust, L.P. as guarantors, the subsidiary borrowers and additional guarantors named therein, the initial lenders and issuing banks named therein, Sumitomo Mitsui Banking Corporation, as administrative agent, Sumitomo Mitsui Banking Corporation as sustainability structuring agent, SMBC, MUFG Bank Ltd. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein (incorporated by reference to exhibit 10.38 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

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

10.52†

Form of Omnibus Letter Agreement to 2020 Equity Award Agreements (incorporated by reference to exhibit 10.52 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

10.53†

Form of Amended and Restated Form of Executive Severance Agreement - United States (incorporated by reference to exhibit 10.53 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

10.54†

Form of Amended and Restated Form of Executive Severance Agreement – Canada (incorporated by reference to exhibit 10.54 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

10.55†	Form of Second Amended and Restated Executive Severance Agreement—United States.

10.56†

Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.57†

Form of Executive Severance Class D Profits Interest Unit Agreement (FFO Award) (incorporated by reference to 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.58†

Form of Performance-Based Restricted Stock Unit Agreement (US) (FFO Award) (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.59†

Transition and Consulting Agreement, dated as of July 26, 2022, by and among Digital Realty Trust, Inc., DLR LLC and David Ruberg (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 5, 2022).

10.60*

Amendment No. 2, dated as of April 5, 2022 to the Second Amended and Restated Global Senior Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, BofA Securities, Inc. and Citibank, as co-sustainability structuring agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and BofA Securities, Inc., Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.61*

Term Loan Agreement, dated as of August 11, 2022, among Digital Dutch Finco B.V., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, L.P., Digital Euro Fico LLC, and Digital Realty Trust, L.P., as guarantors, the subsidiary borrowers and additional guarantors named therein, the initial lenders and issuing banks named therein, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc., PNC Bank National Association, The Bank of Nova Scotia, Bank of China, Los Angeles Branch, Oversea-Chinese Banking Corporation Limited- Los Angeles Agency, Raymond James Bank, Sumitomo Mitsui Banking Corporation, DBS Bank LTD., TD Securities (USA) LLC and U.S. Bank National Association, as joint lead arrangers, BofA Securities, Inc., Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint bookrunners, and the other gents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 17, 2022).

10.62†

Amendment to Employment Agreement, dated as of September 7, 2022, by and among Digital Realty Trust, Inc., DLR LLC and Greg Wright (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 4, 2022).

10.63†

Amendment to Employment Agreement, dated as of September 7, 2022, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 4, 2022).

10.64*

Term Loan Agreement, dated as of January 9, 2023, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., Digital Dutch Finco B.V., Digital Euro Finco, LLC and the additional guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 13, 2023).

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

101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2022; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2022; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022; and (v) Notes to Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 24, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew P. Power, Jeannie Lee and Matthew R. Mercier, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 24, 2023
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Matthew R. Mercier

/s/ CAMILLA A. HARRIS	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Camilla A. Harris

/s/ ALEXIS BLACK BJORLIN	Director	February 24, 2023
Alexis Black Bjorlin

/s/ LAURENCE A. CHAPMAN	Director	February 24, 2023
Laurence A. Chapman

/s/ VeraLinn Jamieson	Director	February 24, 2023
VeraLinn Jamieson

NNIS

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 24, 2023
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 24, 2023
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 24, 2023
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 24, 2023
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 24, 2023
Mark R. Patterson

/s/ DENNIS E. SINGLETON	Director	February 24, 2023
Dennis E. Singleton

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc.,
Its	General Partner

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 24, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew P. Power, Jeannie Lee and Matthew R. Mercier, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 24, 2023
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Matthew R. Mercier

/s/ CAMILLA A. HARRIS	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Camilla A. Harris

/s/ ALEXIS BLACK BJORLIN	Director	February 24, 2023
Alexis Black Bjorlin

/s/ LAURENCE A. CHAPMAN	Director	February 24, 2023
Laurence A. Chapman

NNIS

Signature	Title	Date

/s/ VeraLinn Jamieson	Director	February 24, 2023
VeraLinn Jamieson

/s/ KEVIN J. KENNEDY	Director	February 24, 2023
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 24, 2023
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 24, 2023
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 24, 2023
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 24, 2023
Mark R. Patterson

/s/ DENNIS E. SINGLETON	Director	February 24, 2023
Dennis E. Singleton