Form 10-Q
period 2023-03-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2023-05-04
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at May 1, 2023
Common Stock, $.01 par value per share	291,347,088

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2023 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of March 31, 2023, the Parent owned an approximate 97.8% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.2% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of  March 31, 2023, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$24,209,605	$23,774,662
Investments in unconsolidated entities	1,995,576	1,991,426
Net investments in real estate	26,205,181	25,766,088
Operating lease right-of-use assets, net	1,317,293	1,351,329
Cash and cash equivalents	131,406	141,773
Accounts and other receivables, net	1,070,066	969,292
Deferred rent, net	627,700	601,590
Goodwill	9,199,636	9,208,497
Customer relationship value, deferred leasing costs and intangibles, net	3,015,291	3,092,627
Other assets	386,494	353,802
Total assets	$41,953,067	$41,484,998
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$2,514,202	$2,150,451
Unsecured term loans, net	1,542,275	797,449
Unsecured senior notes, net of discount	13,258,079	13,120,033
Secured and other debt, including premiums	560,955	528,870
Operating lease liabilities	1,443,994	1,471,044
Accounts payable and other accrued liabilities	1,923,819	1,868,885
Deferred tax liabilities, net	1,164,276	1,192,752
Accrued dividends and distributions	—	363,716
Security deposits and prepaid rents	392,021	369,654
Total liabilities	22,799,621	21,862,854

Redeemable noncontrolling interests	1,448,772	1,514,679
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of March 31, 2023 and December 31, 2022	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 291,299 and 291,148 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,888	2,887
Additional paid-in capital	22,126,379	22,142,868
Accumulated dividends in excess of earnings	(4,995,982)	(4,698,313)
Accumulated other comprehensive loss, net	(652,486)	(595,798)
Total stockholders’ equity	17,212,489	17,583,334
Noncontrolling interests	492,185	524,131
Total equity	17,704,674	18,107,465
Total liabilities and equity	$41,953,067	$41,484,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating Revenues:
Rental and other services	$1,329,968	$1,121,550
Fee income and other	8,755	5,772
Total operating revenues	1,338,723	1,127,322
Operating Expenses:
Rental property operating and maintenance	571,225	435,593
Property taxes and insurance	44,779	50,224
Depreciation and amortization	421,198	382,132
General and administrative	111,920	98,513
Transactions and integration	12,267	11,968
Other	—	7,657
Total operating expenses	1,161,389	986,087
Operating income	177,334	141,235
Other Income (Expenses):
Equity in earnings of unconsolidated entities	14,897	60,958
Gain on disposition of properties, net	—	2,770
Other income, net	280	3,051
Interest expense	(102,220)	(66,725)
Loss from early extinguishment of debt	—	(51,135)
Income tax expense	(21,454)	(13,244)
Net income	68,837	76,910
Net income attributable to noncontrolling interests	(111)	(3,629)
Net income attributable to Digital Realty Trust, Inc.	68,726	73,281
Preferred stock dividends	(10,181)	(10,181)
Net income available to common stockholders	$58,545	$63,100
Net income per share available to common stockholders:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22
Weighted average common shares outstanding:
Basic	291,219	284,526
Diluted	303,065	285,025

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$68,837	$76,910
Other comprehensive income (loss):
Foreign currency translation adjustments	(112,076)	(13,877)
Increase (decrease) in fair value of derivatives	572	(1,344)
Reclassification to interest expense from derivatives	(6,543)	(103)
Other comprehensive loss	(118,047)	(15,324)
Comprehensive (loss) income	(49,210)	61,586
Comprehensive loss (income) attributable to noncontrolling interests	62,087	(3,269)
Comprehensive income attributable to Digital Realty Trust, Inc.	$12,877	$58,317

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2023	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2022	$1,514,679	$731,690	291,148,222	$2,887	$22,142,868	$(4,698,313)	$(595,798)	$524,131	$18,107,465

Conversion of common units to common stock	—	—	6,201	—	474	—	—	(474)	—
Vesting of restricted stock, net	—	—	90,306	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	(441)	—	—	—	(441)
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	53,881	1	(1,613)	—	—	—	(1,612)
Amortization of unearned compensation regarding share based awards	—	—	—	—	17,502	—	—	—	17,502
Reclassification of vested share based awards	—	—	—	—	(33,556)	—	—	33,556	—
Adjustment to redeemable noncontrolling interests	(306)	—	—	—	306	—	—	—	306
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(356,214)	—	(7,675)	(363,889)
Contributions from (distributions to) noncontrolling interests	129	—	—	—	—	—	—	4,552	4,552
Deconsolidation of noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income	(2,288)	—	—	—	—	68,726	—	2,399	71,125
Other comprehensive income (loss)	(63,252)	—	—	—	839	—	(56,688)	1,054	(54,795)
Balance as of March 31, 2023	$1,448,772	$731,690	291,298,610	$2,888	$22,126,379	$(4,995,982)	$(652,486)	$492,185	$17,704,674

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787
Conversion of common units to common stock	—	—	14,861	—	1,258	—	—	(1,258)	—
Vesting of restricted stock, net	—	—	194,020	—	—	—	—	—	—
Payment of offering costs and other	—	—	—	—	(4,024)	—	—	—	(4,024)
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	42,188	—	(1,193)	—	—	—	(1,193)
Amortization of unearned compensation on share-based awards	—	—	—	—	18,545	—	—	—	18,545
Reclassification of vested share-based awards	—	—	—	—	(26,531)	—	—	26,531	—
Adjustment to redeemable noncontrolling interests	(5,473)	—	—	—	5,473	—	—	—	5,473
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(348,025)	—	(7,786)	(355,811)
Contributions from noncontrolling interests	1,367	—	—	—	—	—	—	17,559	17,559
Net income	35	—	—	—	—	73,281	—	3,594	76,875
Other comprehensive income (loss)	—	—	—	—	—	—	(14,964)	(360)	(15,324)
Balance as of March 31, 2022	$42,734	$731,690	284,666,082	$2,824	$21,069,391	$(3,916,854)	$(188,844)	$510,499	$18,208,706

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$68,837	$76,910
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	—	(2,770)
Equity in earnings of unconsolidated entities	(14,897)	(60,958)
Distributions from unconsolidated entities	28,904	14,419
Depreciation and amortization	421,198	382,132
Amortization of share-based compensation	17,502	18,545
Loss from early extinguishment of debt	—	51,135
Straight-lined rents and amortization of above and below market leases	(18,971)	(1,048)
Amortization of deferred financing costs and debt discount / premium	5,409	4,972
Other items, net	(3,880)	14,499
Changes in assets and liabilities:		—
Increase in accounts receivable and other assets	(141,958)	(168,789)
Decrease in accounts payable and other liabilities	(12,418)	(51,362)
Net cash provided by operating activities	349,726	277,685
Cash flows from investing activities:
Improvements to investments in real estate	(738,677)	(518,734)
Cash paid for business combination / asset acquisitions, net of cash acquired	(57,001)	(20,133)
Proceeds from (investment in) unconsolidated entities, net	52,991	(150,196)
Other investing activities, net	(6,320)	(30,029)
Net cash used in investing activities	(749,007)	(719,092)
Cash flows from financing activities:
Net proceeds from credit facilities	345,150	551,022
Borrowings on secured / unsecured debt	790,962	1,125,318
Repayments on secured / unsecured debt	(3,081)	(450,000)
Premium paid for early extinguishment of debt	—	(49,662)
Capital contributions from noncontrolling interests, net	4,681	18,926
Payments of dividends and distributions	(737,976)	(704,911)
Other financing activities, net	(8,828)	(12,397)
Net cash provided by financing activities	390,908	478,296
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,373)	36,889
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(693)	(20,035)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$141,630	$168,339

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	March 31,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$24,209,605	$23,774,662
Investments in unconsolidated entities	1,995,576	1,991,426
Net investments in real estate	26,205,181	25,766,088
Operating lease right-of-use assets, net	1,317,293	1,351,329
Cash and cash equivalents	131,406	141,773
Accounts and other receivables, net	1,070,066	969,292
Deferred rent, net	627,700	601,590
Goodwill	9,199,636	9,208,497
Customer relationship value, deferred leasing costs and intangibles, net	3,015,291	3,092,627
Other assets	386,494	353,802
Total assets	$41,953,067	$41,484,998
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$2,514,202	$2,150,451
Unsecured term loans, net	1,542,275	797,449
Unsecured senior notes, net	13,258,079	13,120,033
Secured and other debt, including premiums	560,955	528,870
Operating lease liabilities	1,443,994	1,471,044
Accounts payable and other accrued liabilities	1,923,819	1,868,885
Deferred tax liabilities, net	1,164,276	1,192,752
Accrued dividends and distributions	—	363,716
Security deposits and prepaid rents	392,021	369,654
Total liabilities	22,799,621	21,862,854

Redeemable noncontrolling interests	1,448,772	1,514,679
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of March 31, 2023 and December 31, 2022	731,690	731,690
Common units, 291,299 and 291,148 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	17,133,285	17,447,442
Limited Partners, 6,462 and 6,289 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	463,817	436,942
Accumulated other comprehensive loss	(671,460)	(613,423)
Total partners’ capital	17,657,332	18,002,651
Noncontrolling interests in consolidated entities	47,342	104,814
Total capital	17,704,674	18,107,465
Total liabilities and capital	$41,953,067	$41,484,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2023	2022
Operating Revenues:
Rental and other services	$1,329,968	$1,121,550
Fee income and other	8,755	5,772
Total operating revenues	1,338,723	1,127,322
Operating Expenses:
Rental property operating and maintenance	571,225	435,593
Property taxes and insurance	44,779	50,224
Depreciation and amortization	421,198	382,132
General and administrative	111,920	98,513
Transactions and integration	12,267	11,968
Other	—	7,657
Total operating expenses	1,161,389	986,087
Operating income	177,334	141,235
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	14,897	60,958
Gain on disposition of properties, net	—	2,770
Other income, net	280	3,051
Interest expense	(102,220)	(66,725)
Loss from early extinguishment of debt	—	(51,135)
Income tax expense	(21,454)	(13,244)
Net income	68,837	76,910
Net (loss) income attributable to noncontrolling interests	1,389	(2,029)
Net income attributable to Digital Realty Trust, L.P.	70,226	74,881
Preferred units distributions	(10,181)	(10,181)
Net income available to common unitholders	$60,045	$64,700
Net income per unit available to common unitholders:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22
Weighted average common units outstanding:
Basic	297,180	290,163
Diluted	309,026	290,662

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$68,837	$76,910
Other comprehensive income (loss):
Foreign currency translation adjustments	(112,076)	(13,877)
Increase (decrease) in fair value of derivatives	572	(1,344)
Reclassification to interest expense from derivatives	(6,543)	(103)
Other comprehensive loss	(118,047)	(15,324)
Comprehensive loss (income) income attributable to Digital Realty Trust, L.P.	$(49,210)	$61,586
Comprehensive loss (income) attributable to noncontrolling interests	62,238	(2,029)
Comprehensive income attributable to Digital Realty Trust, L.P.	$13,028	$59,557

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2023	Interests	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2022	$1,514,679	30,200,000	731,690	291,148,222	17,447,442	6,288,669	436,942	(613,423)	104,814	18,107,465
Conversion of limited partner common units to general partner common units	—	—	—	6,201	474	(6,201)	(474)	—	—	—
Vesting of restricted common units, net	—	—	—	90,306	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	(440)	—	—	—	—	(440)
Issuance of limited partner common units, net	—	—	—	—	—	179,689	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	53,881	(1,613)	—	—	—	—	(1,613)
Amortization of share-based compensation	—	—	—	—	17,502	—	—	—	—	17,502
Reclassification of vested share-based awards	—	—	—	—	(33,556)	—	33,556	—	—	—
Adjustment to redeemable partnership units	(306)	—	—	—	306	—	—	—	—	306
Distributions	(190)	—	(10,181)	—	(356,214)	—	(7,675)	—	—	(374,070)
Contributions from noncontrolling interests in consolidated entities	129	—	—	—	—	—	—	—	4,552	4,552
Deconsolidation of noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income	(2,288)	—	10,181	—	58,545	—	1,468	—	931	71,125
Other comprehensive income (loss)	(63,252)	—	—	—	839	—	—	(58,037)	2,403	(54,795)
Balance as of March 31, 2023	$1,448,772	30,200,000	$731,690	291,298,610	$17,133,285	6,462,157	$463,817	$(671,460)	$47,342	$17,704,674

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2022	Interests	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	14,861	1,258	(14,861)	(1,258)	—	—	—
Vesting of restricted common units, net	—	—	—	194,020	—	—	—	—	—	—
Payment of common unit offering costs and other	—	—	—	—	(4,024)	373,555	—	—	—	(4,024)
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	42,188	(1,193)	—	—	—	—	(1,193)
Amortization of share-based compensation	—	—	—	—	18,545	—	—	—	—	18,545
Reclassification of vested share-based awards	—	—	—	—	(26,531)	—	26,531	—	—	—
Adjustment to redeemable partnership units	(5,473)	—	—	—	5,473	—	—	—	—	5,473
Distributions	(190)	—	—	—	(358,206)	—	(7,786)	—	—	(365,992)
Contributions from noncontrolling interests in consolidated entities	1,367	—	—	—	—	—	—	—	17,559	17,559
Net income	35	—	—	—	73,281	—	1,565	—	2,029	76,875
Other comprehensive income (loss)	—	—	—	—	—	—	—	(15,324)	—	(15,324)
Balance as of March 31, 2022	$42,734	30,200,000	$731,690	284,666,082	$17,155,361	6,290,465	$451,954	$(196,769)	$66,470	$18,208,706

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$68,837	$76,910
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	—	(2,770)
Equity in earnings of unconsolidated entities	(14,897)	(60,958)
Distributions from unconsolidated entities	28,904	14,419
Depreciation and amortization	421,198	382,132
Amortization of share-based compensation	17,502	18,545
Loss from early extinguishment of debt	—	51,135
Straight-lined rents and amortization of above and below market leases	(18,971)	(1,048)
Amortization of deferred financing costs and debt discount / premium	5,409	4,972
Other items, net	(3,880)	14,499
Changes in assets and liabilities:		—
Increase in accounts receivable and other assets	(141,958)	(168,789)
Decrease in accounts payable and other liabilities	(12,418)	(51,362)
Net cash provided by operating activities	349,726	277,685
Cash flows from investing activities:
Improvements to investments in real estate	(738,677)	(518,734)
Cash paid for business combination / asset acquisitions, net of cash acquired	(57,001)	(20,133)
Proceeds from (investment in) unconsolidated entities, net	52,991	(150,196)
Other investing activities, net	(6,320)	(30,029)
Net cash used in investing activities	(749,007)	(719,092)
Cash flows from financing activities:
Net proceeds from credit facilities	345,150	551,022
Borrowings on secured / unsecured debt	790,962	1,125,318
Repayments on secured / unsecured debt	(3,081)	(450,000)
Premium paid for early extinguishment of debt	—	(49,662)
Capital contributions from noncontrolling interests, net	4,681	18,926
Payments of dividends and distributions	(737,976)	(704,911)
Other financing activities, net	(8,828)	(12,397)
Net cash provided by financing activities	390,908	478,296
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,373)	36,889
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(693)	(20,035)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$141,630	$168,339

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of March 31, 2023	As of December 31, 2022
Land	$1,096,898	$1,061,408
Acquired ground lease	6,132	6,006
Buildings and improvements	25,154,186	24,287,103
Tenant improvements	794,806	781,540
	27,052,022	26,136,057
Accumulated depreciation and amortization	(7,600,559)	(7,268,981)
Investments in operating properties, net	19,451,463	18,867,076
Construction in progress and space held for development	4,563,578	4,789,134
Land held for future development	194,564	118,452
Investments in properties, net	$24,209,605	$23,774,662

3. Business Combinations

On August 1, 2022, we completed the acquisition of a 61.1% indirect controlling interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa (the “Teraco Acquisition”). The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and partial settlement of our forward equity sale agreements described under Note 11. “Equity and Capital—Forward Equity Sale.” Teraco controls (and consolidates) the Teraco Connect Trust (“the Trust”) that was created as part of the Broad Based Black Economic Empowerment Program in South Africa. The Trust owns a 12% interest in Teraco’s primary operating company, however, because Teraco (and the Company) controls the Trust, the Trust is consolidated by Teraco (and the Company). If the Trust was not consolidated by Teraco, the Company’s ownership interest in Teraco would be approximately 55%.

Goodwill — The purchase price of the Teraco Acquisition exceeded the fair value of net tangible and intangible assets acquired and liabilities assumed by $1.6 billion. This amount was recorded as goodwill. We believe the strategic benefits of the acquisition support the value of goodwill recorded. Specifically, Teraco has numerous cross-connects, cloud on-ramps and data centers in addition to direct access to multiple subsea cables. The acquisition of Teraco added South Africa to the Company’s existing markets on the continent, including in Kenya, Mozambique, and Nigeria. The strategic importance of these markets has been enhanced by the recent and ongoing implementation of new subsea cable networks encircling Africa. When combined with the Company’s highly connected facilities in Marseille, France, and across EMEA, our customers now have a range of strategic connectivity hubs from which to serve all corners of the African market.

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its condensed consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest (a $2.3 million net loss for the three months ended March 31, 2023). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis. For the three months ended March 31, 2023, no such adjustment was required.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of March 31, 2023, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of March 31, 2023, the termination dates of these ground leases generally range from 2027 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2023 to 2041. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements was approximately $38.4 million and $37.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2023	December 31, 2022
Accounts receivable – trade	$622,943	$551,393
Allowance for doubtful accounts	(36,240)	(33,048)
Accounts receivable – trade, net	586,703	518,345

Accounts receivable – customer recoveries	216,854	170,012
Value-added tax receivables	143,048	167,459
Accounts receivable – installation fees	56,828	60,663
Other receivables	66,633	52,813
Accounts and other receivables, net	$1,070,066	$969,292

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

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2023	December 31, 2022
Deferred rent receivables	$638,416	$612,439
Allowance for deferred rent receivables	(10,716)	(10,849)
Deferred rent receivables, net	$627,700	$601,590

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Year	Metropolitan		Balance as of	Balance as of
Entity	Entity Formed	Area of Properties	% Ownership	March 31, 2023	December 31, 2022
Digital Core REIT (DCRU)	2021	U.S. / Toronto / Frankfurt	35%	$328,906	$328,584
Ownership interest in DCRU operating properties	2021	U.S. / Toronto / Frankfurt	Various	135,789	136,431
Ascenty	2019	Brazil / Chile / Mexico	51%	638,028	606,141
Mapletree	2019	Northern Virginia	20%	156,780	160,200
Mitsubishi(1)	Various	Osaka / Tokyo	50%	412,752	453,420
Lumen	2012	Hong Kong	50%	69,352	68,821
Other	Various	U.S. / India / Nigeria	Various	253,969	237,829
Total				$1,995,576	$1,991,426
(1)	During the three months ended March 31, 2023, we derecognized all assets, liabilities and 50% noncontrolling interests related to a joint venture that was previously consolidated and recognized an equity method investment of approximately $61.9 million based on the value of our 50% noncontrolling interest in the joint venture. We had concluded that we would consolidate the joint venture during the development phase of the buildings because we had the power to direct activities that most significantly impacted the joint venture’s economic performance, however, upon the building’s completion and commencing the operational phase, we no longer have the power to direct the activities that most significantly impact the joint venture’s economic performance and deconsolidated the joint venture and recognized the investment under the equity method as we still retained significant influence.

DCREIT – Digital Core REIT is a standalone real estate investment trust formed under Singapore law, which is publicly-traded on the Singapore Exchange under the ticker symbol “DCRU”. Digital Core REIT owns 11 operating data center properties. The Company’s ownership interest in the units of DCRU, as well as its ownership interest in the operating properties of DCRU are collectively referred to as the Company’s investment in DCREIT.

As of March 31, 2023, the Company held 35% of the outstanding DCRU units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 75% direct retained interest in the underlying German operating property.

The Company’s 35% interest in DCRU consisted of 399 million units and 396 million units as of March 31, 2023 and December 31, 2022, respectively. Based on the closing price per unit of $0.445 and $0.55 as of March 31, 2023 and December 31, 2022, respectively, the fair value of the units the Company owned in DCRU was approximately $178 million and $218 million as of March 31, 2023 and December 31, 2022, respectively.

These values do not include the value of the Company’s 10% interest in the North American operating properties and 75% interest in the German operating property of DCRU, because the associated ownership interests are not publicly traded. The Company accounts for its investment in DCREIT as an equity method investment (and not at fair value) based on the significant influence it is able to exert on DCREIT. The Company determined that the decline in fair value of the investment in DCRU as compared to the Company’s book basis as of March 31, 2023 was temporary in nature.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. During the three months ended March 31, 2023 and 2022, the Company earned fees pursuant to these contractual agreements of approximately $2.3 million, which is recorded as fee income and other on the condensed consolidated income statement.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $16 million and $18 million as of March 31, 2023 and December 31, 2022, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

7. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at March 31, 2023 as compared to December 31, 2022 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

8. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	March 31, 2023			December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$3,320,752	$(939,935)	$2,380,817	$3,327,765	$(888,105)	$2,439,660
Acquired in-place lease value	1,366,645	(1,059,555)	307,090	1,369,526	(1,041,631)	327,895
Other	102,463	(29,616)	72,847	94,829	(26,788)	68,041
Acquired above-market leases	264,701	(255,832)	8,869	264,071	$(253,693)	10,378
Acquired below-market leases	(344,842)	259,572	(85,270)	(344,256)	255,821	(88,435)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $68.5 million and $61.6 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.7 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated annual amortization for each of the five succeeding years and thereafter, commencing April 1, 2023 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2023	$149,594	$47,726	$3,529	$3,249	$(9,263)
2024	198,879	58,810	4,705	2,584	(11,232)
2025	198,336	55,773	4,665	1,452	(10,242)
2026	197,698	51,704	4,462	684	(8,671)
2027	197,306	41,308	4,447	214	(8,010)
Thereafter	1,439,004	51,769	4,820	686	(37,852)
Total	$2,380,817	$307,090	$26,628	$8,869	$(85,270)
(1)	Excludes power grid rights in the amount of approximately $46.2 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

9. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”), the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	March 31, 2023		December 31, 2022
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	4.04%	$2,531,056	3.04%	$2,167,889
Unsecured term loans	4.44%	1,552,925	2.49%	802,875
Unsecured senior notes	2.24%	13,357,299	2.44%	13,220,961
Secured and other debt	7.60%	563,856	7.12%	532,130
Total	2.85%	$18,005,136	2.68%	$16,723,855

The weighted-average interest rates shown represent interest rates at the end of the periods for the debt outstanding and include the impact of designated interest rate swaps, which effectively fix the interest rates on certain variable rate debt, along with cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries.

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	March 31, 2023		December 31, 2022
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$4,732,822	26.3%	$3,855,903	23.1%
British pound sterling (£)	1,987,491	11.0%	1,929,051	11.5%
Euro (€)	9,500,925	52.8%	9,325,126	55.8%
Other	1,783,898	9.9%	1,613,775	9.6%
Total	$18,005,136		$16,723,855

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of March 31, 2023 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2023	$—	$—	$109,235	$6,254	$115,489
2024	—	—	958,765	9,381	968,146
2025	—	1,552,925	1,198,015	—	2,750,940
2026	2,531,056	—	1,465,590	55,744	4,052,390
2027	—	—	1,163,853	135,000	1,298,853
Thereafter	—	—	8,461,841	357,477	8,819,318
Subtotal	$2,531,056	$1,552,925	$13,357,299	$563,856	$18,005,136
Unamortized net discounts	—	—	(36,410)	—	(36,410)
Unamortized deferred financing costs	(16,854)	(10,650)	(62,810)	(2,901)	(93,215)
Total	$2,514,202	$1,542,275	$13,258,079	$560,955	$17,875,511
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us.
(3)	A €375.0 million senior unsecured term loan facility is subject to two maturity extension options of one year each. Our U.S. term loan facility of $740 million is subject to one twelve-month extension, provided that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans.

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	March 31, 2023	December 31, 2022
0.600% notes due 2023	CHF	100,000	$108,310	Oct 02, 2023	$109,235	$108,121
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	650,340	642,300
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	308,425	302,075
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	493,480	483,320
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	704,535	695,825
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,165,193	1,150,788
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	300,397	297,331
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	163,853	162,181
3.700% notes due 2027(1)		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(1)		$900,000	900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	541,950	535,250
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	294,936	291,925
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	431,795	422,905
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	812,925	802,875
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	678,535	664,565
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	541,950	535,250
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,083,900	1,070,500
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	812,925	802,875
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	812,925	802,875
					$13,357,299	$13,220,961
Unamortized discounts, net of premiums					(36,410)	(37,280)
Deferred financing costs, net					(62,810)	(63,648)
Total unsecured senior notes, net of discount and deferred financing costs					$13,258,079	$13,120,033

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Subject to cross-currency swaps.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2023, we were in compliance with each of these financial covenants.

Early Extinguishment of Unsecured Senior Notes

We recognized the following losses on early extinguishment of unsecured notes:

●	During the three months ended March 31, 2022: $51.1 million primarily due to redemption of the 4.750% Notes due 2025 in February 2022.

USD Term Loan Agreement

On October 25, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into an escrow agreement (the “Escrow Agreement”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), certain lenders (the “Lenders”), and Arnold & Porter Kaye Scholer LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Operating Partnership, the Company, the Administrative Agent and the Lenders delivered executed signature pages to a new term loan agreement among the Operating Partnership, the Company, the Lenders and the Administrative Agent (the “Term Loan Agreement”) to be held in escrow by the Escrow Agent and released by the Escrow Agent upon satisfaction of the terms described in the Escrow Agreement. On January 9, 2023, the terms and conditions of the Escrow Agreement were satisfied, and, on such date, the Term Loan Agreement was deemed executed and became effective. The Term Loan Agreement provides for a $740 million senior unsecured term loan facility (the “Term Loan Facility”). The Term Loan Facility provides for borrowings in U.S. dollars. The Term Loan Facility will mature on March 31, 2025, subject to one twelve-month extension option at the Operating Partnership’s option; provided, that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans under the Term Loan Facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income available to common stockholders	$58,545	$63,100
Plus: Loss attributable to redeemable noncontrolling interest (1)	(2,320)	—
Net income available to common stockholders - diluted EPS	60,865	63,100

Denominator:
Weighted average shares outstanding—basic	291,219	284,526
Potentially dilutive common shares:
Unvested incentive units	176	348
Unvested restricted stock	27	91
Market performance-based awards	1	60
Redeemable noncontrolling interest shares (1)	11,644	—
Weighted average shares outstanding—diluted	303,065	285,025
Income per share:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income available to common unitholders	$60,045	$64,700
Plus: Loss attributable to redeemable noncontrolling interest (1)	(2,320)	—
Net income available to common unitholders - diluted EPS	62,365	64,700

Denominator:
Weighted average units outstanding—basic	297,180	290,163
Potentially dilutive common units:
Unvested incentive units	176	348
Unvested restricted units	27	91
Market performance-based awards	1	60
Redeemable noncontrolling interest shares (1)	11,644	—
Weighted average units outstanding—diluted	309,026	290,662
Income per unit:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Pursuant to the Put/Call Agreement with the Rollover Shareholders who remained after the Teraco Acquisition, the Rollover Shareholders have a put right on the Remaining Interest of Teraco that can be settled by the Company in Digital Realty Trust, Inc. shares, in cash, or a combination of cash and shares. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended March 31,
	2023	2022
Shares subject to Forward Equity Offering	—	6,250
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,961	7,552
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	2,129	1,452
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	2,239	1,527
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,239	2,505
Total	12,568	19,286

11. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are parties to an ATM Equity OfferingSM Sales Agreement dated April 1, 2022, as amended by Amendment No. 1 to ATM Equity OfferingSM Sales Agreement dated March 16, 2023 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the three months ended March 31, 2023, we had no sales under the Sales Agreement and $1.5 billion is still available.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	291,299	97.8%	291,148	97.9%
Noncontrolling interests consist of:
Common units held by third parties	4,375	1.5%	4,375	1.5%
Incentive units held by employees and directors (see Note 13. "Incentive Plan")	2,087	0.7%	1,914	0.6%
	297,761	100.0%	297,437	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $614.4 million and $591.2 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2023 and December 31, 2022, respectively.

The following table shows activity for noncontrolling interests in the Operating Partnership for the three months ended March 31, 2023 (in thousands):

	Common Units	Incentive Units	Total
As of December 31, 2022	4,375	1,914	6,289
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(6)	(6)
Incentive units issued upon achievement of market performance condition	—	72	72
Grant of incentive units to employees and directors	—	142	142
Cancellation / forfeitures of incentive units held by employees and directors	—	(35)	(35)
As of March 31, 2023	4,375	2,087	6,462
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2023 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$356,214
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the three months ended March 31, 2023 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$364,204
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

12. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss), net
Balance as of December 31, 2022	$(536,019)	$(98,659)	$38,880	$(595,798)
Net current period change	(50,856)	559	—	(50,297)
Reclassification to interest expense from derivatives	—	(6,391)	—	(6,391)
Balance as of March 31, 2023	$(586,875)	$(104,491)	$38,880	$(652,486)

Digital Realty Trust, L.P.

	Foreign currency	Cash flow	Foreign currency net	Accumulated other
	translation	hedge	investment hedge	comprehensive
	adjustments	adjustments	adjustments	income (loss)
Balance as of December 31, 2022	$(551,013)	$(102,087)	$39,677	$(613,423)
Net current period change	(52,066)	572	—	(51,494)
Reclassification to interest expense from derivatives	—	(6,543)	—	(6,543)
Balance as of March 31, 2023	$(603,079)	$(108,058)	$39,677	$(671,460)

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

Performance-Based Awards (“the Performance Awards”): Performance-based Class D units of the Operating Partnership and performance-based Restricted Stock Units of Digital Realty Trust, Inc.’s common stock may be issued to officers and employees of the Company. The Performance Awards include performance-based and time-based vesting criteria. Depending on the type of award, the total number of units that qualify to fully vest is determined based on either a market performance criterion (“Market-Based Performance Awards”) or financial performance criterion (“Financial-Based Performance Awards”), in each case, subject to time-based vesting.

Market-Based Performance Awards.

The market performance criterion compares Digital Realty Trust, Inc.’s total shareholder return (“TSR”) relative to the MSCI US REIT Index (“RMS”) over a three-year performance period (“Market Performance Period”), subject to continued service, in order to determine the percentage of the total eligible pool of units that qualifies to be awarded. Following the completion of the Market Performance Period, the awards then have a time-based vesting element pursuant to which 50% of the performance-vested units fully vest in the February immediately following the end of the Market Performance Period and 50% of the performance-vested units fully vest in the subsequent February.

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

2020 Awards

●

In January 2023, the RMS Relative Market Performance fell between the threshold and target levels for the 2020 awards and, accordingly, 72,230 Class D units and 7,083 Restricted Stock Units performance vested and qualified for time-based vesting.

●	The Class D units included 5,841 distribution equivalent units that immediately vested on December 31, 2022.

●	On February 27, 2023, 50% of the 2020 awards vested and the remaining 50% will vest on February 27, 2024, subject to continued employment through the applicable vesting date.

The grant date fair value of the Market-Based Performance Awards was approximately $8.2 million and $12.3 million for the three months ended March 31, 2023 and 2022, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

Financial-Based Performance Awards.

On March 4, 2022, the Company granted Financial-Based Performance Awards, based on growth in core funds from operation (“Core FFO”) during the three-year period commencing on January 1, 2022. The awards have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards is $12.3 million, based on Digital Realty Trust, Inc.’s closing stock price at the grant date.

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

As of March 31, 2023, approximately 4.3 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended March 31,				March 31,	December 31,	compensation
Type of incentive award	2023	2022	2023	2022	2023	2022	(in years)
Long-term incentive units	$2.8	$5.2	$—	$—	$25.0	$20.7	2.7
Performance-based awards	4.1	5.0	0.1	0.2	27.2	30.3	2.5
Service-based restricted stock units	7.7	5.3	1.1	1.0	92.7	55.4	3.1
Interxion awards	0.7	0.9	—	—	1.1	1.9	0.5

Activity for LTIP Units and service-based Restricted Stock Units for the three months ended March 31, 2023 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	279,258	$146.37
Granted	142,987	104.08
Vested	(133,494)	136.98
Cancelled or expired	(35,110)	158.96
Unvested, end of period	253,641	$125.73

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	507,837	$131.57
Granted	461,875	102.83
Vested	(90,035)	122.23
Cancelled or expired	(18,366)	139.24
Unvested, end of period	861,311	$116.97

14. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of March 31, 2023, we had cross-currency interest rate swaps outstanding with notional amounts of $1.55 billion and maturity dates ranging through 2028.

The effect of these net investment hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cross-currency interest rate swaps (included component) (1)	$14,365	$—
Cross-currency interest rate swaps (excluded component) (2)	(9,478)	—
Total	$4,887	$—

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Three Months Ended March 31,
	Location of gain or (loss)	2023	2022
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$5,589	$—
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

We had no material outstanding derivatives designated as cash flow hedges as of March 31, 2023. Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of March 31, 2023, we had no material interest rate swap agreements outstanding.

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$—	$113,508	$—	$108,621
Interest rate swaps	9,274	2,034	9,036	252
	$9,274	$115,542	$9,036	$108,873
(1)	As presented in our condensed consolidated balance sheets within other assets.
(2)	As presented in our condensed consolidated balance sheets within accounts payable and other accrued liabilities.

15. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2022 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on March 31, 2023 and December 31, 2022 as compared to those in effect when the debt was issued or assumed.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, unsecured term loans, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of March 31, 2023		As of December 31, 2022
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)	Level 2	$2,531,056	$2,531,056	$2,167,889	$2,167,889
Unsecured term loans (1)	Level 2	1,552,925	1,552,925	802,875	802,875
Unsecured senior notes (2)	Level 2	11,524,720	13,357,299	11,331,989	13,220,961
Secured and other debt (2)	Level 2	551,386	563,856	517,226	532,130
		$16,160,087	$18,005,136	$14,819,979	$16,723,855
(1)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

16. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2023, we had open commitments, including amounts reimbursable by customers of approximately $30.6 million, related to construction contracts of approximately $2.6 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2023, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

17. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of March 31, 2023, and December 31, 2022:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Balance as of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$131,406	$141,773
Restricted cash (included in other assets)	10,224	8,923
Total	$141,630	$150,696

We paid $140.4 million and $119.0 million for interest, net of amounts capitalized, for the three months ended March 31, 2023 and 2022, respectively.

We paid $6.5 million and $7.6 million for income taxes, net of refunds, for the three months ended March 31, 2023 and 2022, respectively.

Accrued construction related costs totaled $451.0 million and $417.3 million as of March 31, 2023 and 2022, respectively.

18. Segment and Geographic Information

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

	Operating Revenues		Investments in Properties, net		Operating lease right-of-use assets, net
	Three Months Ended March 31,		As of March 31,	As of December 31,	As of March 31,	As of December 31,
(Amounts in millions)	2023	2022	2023	2022	2023	2022
Inside the United States	$712.5	$665.2	$11,687.2	$11,517.3	$631.3	$647.0
Outside the United States	626.2	462.1	12,522.4	12,257.4	686.0	704.3
Revenue Outside of U.S. %	46.8%	41.0%

Net Assets in Foreign Operations	$6,581.4	$6,330.2

19. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during a pandemic, such as COVID-19; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed reports on Forms 10-K.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

As used in this report: “Ascenty entity” refers to the entity which owns and operates Ascenty, formed with Brookfield Infrastructure.

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

Our current ratio of debt-to-Adjusted EBITDA is higher than we have historically experienced, which could result in adverse changes in investor perception or our credit ratings. Any such changes could negatively affect our financing activity and the market price of Digital Realty Trust, Inc.’s common stock or other securities. For additional information, please see “Risk Factors—Adverse changes in our Company’s credit ratings could negatively affect our financing activity” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Summary of 2023 Significant Activities

We completed the following significant activities during the three months ended March 31, 2023:

●	In January 2023, we satisfied the terms and conditions of the Escrow Agreement and the Term Loan was deemed executed and became effective. The Term Loan Agreement provides for a $740 million senior unsecured term loan facility (the “Term Loan Facility”). See “Liquidity and Capital Resources—Sources of Cash”.

Revenue Base

Most of our revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. A summary of our data center portfolio and related square feet (in thousands) occupied (excluding space under development or held for development) is shown below. Unconsolidated portfolios shown below consist of assets owned by unconsolidated entities in which we have invested. We often provide management services for these entities under management agreements and receive management fees. These are shown as Managed Unconsolidated Portfolio. Entities for which we do not provide such services are shown as Non-Managed Unconsolidated Portfolio.

	As of March 31, 2023					As of December 31, 2022
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	118	22,206	2,791	1,367	84.8%	119	21,894	3,165	1,110	86.3%
Europe	114	8,228	3,962	226	77.7%	114	7,936	4,261	226	79.3%
Asia Pacific	11	1,652	192	88	75.6%	12	1,653	421	88	75.9%
Africa	12	1,207	1,808	12	74.9%	12	1,184	873	12	70.2%
Consolidated Portfolio	255	33,293	8,753	1,693	82.3%	257	32,667	8,720	1,436	83.5%
Managed Unconsolidated Portfolio	17	2,257	—	—	97.5%	18	2,389	—	—	98.4%
Non-Managed Unconsolidated Portfolio	42	3,254	490	2,049	86.1%	41	3,100	526	1,915	87.1%
Total Portfolio	314	38,804	9,243	3,742	83.5%	316	38,156	9,246	3,351	84.7%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of March 31, 2023, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the three months ended March 31, 2023 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	552	$211	$222	5.1%	$1	1.4
> 1 MW	199	$136	$152	11.8%	$1	2.8
Other (6)	79	$30	$31	5.9%	$2	4.2
New Leases Signed (5)
0 — 1 MW	141		$239		$12	3.6
> 1 MW	248		$140		$5	13.7
Other (6)	20		$30		$17	5.2
Leasing Activity Summary
0 — 1 MW	693		$225
> 1 MW	447		$145
Other (6)	99		$31
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2023 to 2024.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
March 31, 2023
Metropolitan Area	Total annualized rent (1)
Northern Virginia	17.9%
Chicago	8.1%
Frankfurt	6.4%
London	5.7%
New York	5.5%
Dallas	5.2%
Silicon Valley	5.1%
Singapore	5.0%
Amsterdam	4.2%
Sao Paulo	4.1%
Johannesburg	2.4%
Paris	2.4%
Portland	1.9%
Tokyo	1.8%
Phoenix	1.8%
Other	22.5%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the three months ended March 31, 2023 was approximately $31.0 million.

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

Other key components of operating expenses include depreciation of our fixed assets, amortization of intangible assets, and transaction and integration costs.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the three months ended March 31, 2023 as compared to December 31, 2022 is shown below.

Net Rentable Square Feet (in thousands)	Stabilized	Non-Stabilized	Total
As of December 31, 2022	23,160	9,507	32,667
New development and space reconfigurations	9	820	829
Transfers to stabilized from nonstabilized	2,435	(2,435)	—
Transfers to nonstabilized from stabilized	(661)	591	(70)
Dispositions / Sales	—	(132)	(132)
As of March 31, 2023	24,943	8,351	33,294

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Stabilized	$1,062,312	$953,847	$108,465	11.4%
Non-Stabilized	267,656	167,703	99,953	59.6%
Rental and other services	1,329,968	1,121,550	208,418	18.6%
Fee income and other	8,755	5,772	2,983	51.7%
Total operating revenues	$1,338,723	$1,127,322	$211,401	18.8%

Total operating revenues increased by approximately $211.4 million in the three months ended March 31, 2023, compared to the same period in 2022.

Stabilized rental and other services revenue increased $108.5 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to:

(i)	an increase of $72.0 million in utility reimbursement largely driven by power price and usage increases;
(ii)	an increase of $27.9 million in new leasing and renewals across all regions; and
(iii)	an increase of $15.6 million due to an annual increase in CPI indexation of fixed power agreements.

Non-stabilized rental and other services revenue increased $100.0 million in the three months ended March 31, 2023, compared to the same period in 2022 driven primarily by:

(i)	an increase of $57.9 million due to the completion of our global development pipeline and related lease up operating activities. The markets with the biggest contribution were Northern Virginia, Portland, Frankfurt and Paris; and
(ii)$44.9 million generated as a result of Teraco acquisition in August 2022.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Stabilized	$281,877	$205,404	$76,473	37.2%
Non-Stabilized	64,487	35,835	28,652	80.0%
Total Utilities	346,364	241,239	105,125	43.6%

Stabilized	169,589	155,715	13,874	8.9%
Non-Stabilized	55,272	38,639	16,633	43.0%
Total Rental property operating and maintenance (excluding utilities)	224,861	194,354	30,507	15.7%

Total Rental property operating and maintenance	571,225	435,593	135,632	31.1%

Stabilized	34,295	40,645	(6,350)	(15.6)%
Non-Stabilized	10,484	9,579	905	9.4%
Total Property taxes and insurance	44,779	50,224	(5,445)	(10.8)%

Total property level operating expenses	$616,004	$485,817	$130,187	26.8%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $76.5 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in utility consumption and higher rates at certain properties in the stabilized portfolio, largely driven by power price increases.

Total non-stabilized utilities expenses increased by approximately $28.7 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher utility consumption in a growing portfolio of recently completed development sites.

The cost of electric power comprises a significant component of our operating expenses. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that the U.S. Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further legislation or regulations in EMEA, APAC or other regions where we operate could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our customers. These matters could adversely impact our business, results of operations, or financial condition.

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $13.9 million in the three months ended March 31, 2023, compared to the same period in 2022 primarily due to an increase in data center labor and common area maintenance expense.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased $16.6 million in the three months ended March 31, 2023, compared to the same period in 2022 primarily due to higher lease and common area maintenance expense in a growing portfolio of recently completed development sites.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance decreased by approximately $6.4 million due to timing around favorable appeals of property tax assessments impacting tax years 2021-2023, mainly within the Chicago and Silicon Valley metro areas.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Depreciation and amortization	$421,198	$382,132	$39,066	10.2%
General and administrative	111,920	98,513	13,407	13.6%
Transaction, integration and other expense	12,267	11,968	299	2.5%
Other	—	7,657	(7,657)	(100.0)%
Total other operating expenses	545,385	500,270	45,115	9.0%
Total property level operating expenses	616,004	485,817	130,187	26.8%
Total operating expenses	$1,161,389	$986,087	175,302	17.8%

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $46.1 million in the three months ended March 31, 2023 compared to the same period in 2022. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

We did not dispose of any consolidated properties in the three months ended March 31, 2023 and 2022.

Loss from Early Extinguishment of Debt

Loss from early extinguishment of debt decreased by approximately $51.1 million in the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily due to the redemption of the 4.750% Notes due 2025 in February 2022, which resulted in a $51.1 million loss.

Interest Expense

Interest expense increased approximately $35.5 million in the three months ended March 31, 2023 compared to the same period in 2022 driven primarily by:

(i)	an increase of $17.1 million due to the issuances of the Euro term loan (€750 million) in August 2022 along with the U.S. dollar term loan ($740 million) in January 2023;
(ii)	an increase of $16.7 million in credit facilities interest expense as a result of higher average balances and higher interest rates;
(iii)	an increase of $8.9 million in interest expense on unsecured debt due to the issuance of the 5.550% Notes due 2028 ($900 million) in the second half of 2022;
(iv)	offset by an increase in capitalized interest of $12.0 million as a result of increased construction activities and higher interest rates.

Income Tax Expense

Income tax expense increased by approximately $8.2 million during the three months ended March 31, 2023 compared to the same period in 2022. The increase during the three-month period is due in part to the acquisition of an indirect controlling interest in Teraco in August 2022 along with other increases in various foreign jurisdictions.

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

Our Parent and our Operating Partnership are parties to an at-the-market (ATM) equity offering sales agreement dated April 1, 2022, as amended on March 16, 2023 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. The sales of common stock made under the Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

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

Dividends and Distributions — Parent

Our Parent is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis to continue to qualify as a REIT for U.S. federal income tax purposes. Our Parent intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our Operating Partnership’s operating activities. While historically our Parent has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Parent’s Board of Directors. Our Parent considers market factors and our Operating Partnership’s performance in addition to REIT requirements in determining distribution levels. Our Parent has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal and state income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, in a manner consistent with our intention to maintain our Parent’s status as a REIT.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the three months ended March 31, 2023, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of March 31, 2023, we had $131.4 million of cash and cash equivalents, excluding $10.2 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At March 31, 2023, we had open commitments, related to construction contracts of approximately $2.6 billion, including amounts reimbursable of approximately $30.6 million.

We currently expect to incur approximately $1.7 billion to $1.9 billion of capital expenditures for our development programs during the nine months ending December 31, 2023. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of March 31, 2023				As of December 31, 2022
	Net Rentable	Current	Future		Net Rentable	Current	Future
(in thousands)	Square Feet (1)	Investment (2)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$194,564	$—	$194,564	N/A	$118,452	$—	$118,452
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,082,078	$—	$1,082,078	N/A	$1,118,954	$—	$1,118,954
Space Held for Development (6)	1,693	245,526	—	245,526	1,437	245,483	—	245,483
Base Building Construction	3,957	646,874	540,514	1,187,388	3,918	693,926	649,640	1,343,566
Data Center Construction	4,797	2,066,474	2,983,011	5,049,485	4,802	2,180,060	3,299,457	5,479,517
Equipment Pool and Other Inventory	N/A	43,672	—	43,672	N/A	32,409	—	32,409
Campus, Tenant Improvements and Other	N/A	478,954	176,169	655,123	N/A	518,302	169,756	688,058
Total Construction in Progress and Land Held for Future Development	10,447	$4,758,142	$3,699,694	$8,457,836	10,157	$4,907,586	$4,118,853	$9,026,439
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through March 31, 2023.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2022.
(5)	Represents approximately 835 acres as of March 31, 2023 and approximately 842 acres as of December 31, 2022.
(6)	Excludes space held for development through unconsolidated entities.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 8.8 million square feet of Turn Key Flex® and Powered Base Building® product. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Development projects	$644,910	$430,947
Enhancement and improvements	2,796	5,387
Recurring capital expenditures	40,465	46,770
Total capital expenditures (excluding indirect costs)	$688,171	$483,104

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the three months ended March 31, 2023 and 2022 were $50.5 million and $35.6 million, respectively. Capitalized interest comprised approximately $26.8 million and $14.8 million of the total indirect costs capitalized for the three months ended March 31, 2023 and 2022, respectively. Capitalized interest in the three months ended March 31, 2023 increased, compared to the same period in 2022, due to an increase in qualifying activities.

Excluding capitalized interest, indirect costs in the three months ended March 31, 2023 increased compared to the same period in 2022 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2023.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of May 1, 2023, we had approximately $1.1 billion of borrowings available under our Global Revolving Credit Facilities.

Our Global Revolving Credit Facilities provide for borrowings up to $3.9 billion (including approximately $0.2 billion available to be drawn on the Yen revolving credit facility). We have the ability from time to time to increase the size of the global revolving credit facility by up to $750 million, subject to the receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available. These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to fund our liquidity requirements from time to time. For additional information regarding our global revolving credit facility, see Note 9. “Debt of the Operating Partnership” to our condensed consolidated financial statements contained herein.

On October 25, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into an escrow agreement, pursuant to which the Operating Partnership delivered executed signature pages to a new term loan agreement to be held in escrow upon satisfaction of specific terms. On January 9, 2023, the terms and conditions of the agreement were satisfied, and, on such date, the term loan was deemed executed and became effective. The Term Loan Facility provides for a $740 million senior unsecured term loan facility and borrowings in U.S. dollars. The Term Loan Facility will mature on March 31, 2025, subject to one twelve-month extension at the Operating Partnership’s option; provided, that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans under the Term Loan Facility.

In December 2022, Teraco entered into a syndicated loan facility worth R11.8 billion (approximately $681 million based on the exchange rate on December 6, 2022), of which R5.7 billion (approximately $329 million based on the exchange rate on December 6, 2022) will be used to finance the company’s continued growth and R6.1 billion (approximately $329 million based on the exchange rate on December 6, 2022) will refinance and extend the average maturity profile of existing drawn debt. The new facilities mature in December 2028.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three months ended March 31, 2023, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of March 31, 2023 (in millions):

Debt Summary:
Fixed rate	$11,950.1
Variable rate debt subject to interest rate swaps	2,654.1
Total fixed rate debt (including interest rate swaps)	14,604.2
Variable rate—unhedged	3,400.9
Total	$18,005.1
Percent of Total Debt:
Fixed rate (including swapped debt)	81.1%
Variable rate	18.9%
Total	100.0%

Effective Interest Rate as of March 31, 2023
Fixed rate (including hedged variable rate debt)	2.76%
Variable rate	4.30%
Effective interest rate	2.51%

Our ratio of debt to total enterprise value was approximately 37% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2023 of $98.31). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, SORA, BBR, HIBOR, TIBOR, Base CD Rate and CDOR rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of March 31, 2023 our debt had a weighted average term to initial maturity of approximately 4.8 years (or approximately 5.0 years assuming exercise of extension options).

As of March 31, 2023, our pro-rata share of secured debt of unconsolidated entities was approximately $1,123.4 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$349,726	$277,685	$72,041
Net cash used in investing activities	(749,007)	(719,092)	(29,915)
Net cash provided by financing activities	390,908	478,296	(87,388)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,373)	$36,889	$(45,262)

The changes in the activities that comprise the increase in net cash used in investing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Increase in cash used for business combination / assets acquired	$(36,868)
Increase in cash used for improvements to investments in real estate	(219,943)
Decrease in cash contributed to investments in unconsolidated entities	203,187
Other changes	23,709
Increase in net cash used in investing activities	$(29,915)

The increase in net cash used in investing activities was primarily due to:

(i)	an increase in spend on development projects of approximately $214.0 million;
(ii)	offset by investments in various unconsolidated entities in March 31, 2022, primarily with Mitsubishi and Ascenty.

The changes in the activities that comprise the increase in net cash used in financing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Decrease in cash provided by short-term borrowings	$(205,872)
Decrease in cash provided by proceeds from secured / unsecured debt	(334,356)
Decrease in cash used for repayment on secured / unsecured debt	446,919
Increase in cash used for dividend and distribution payments	(33,065)
Other changes, net	38,986
Decrease in net cash provided by financing activities	$(87,388)

The decrease in net cash provided by financing activities was primarily due to:

(i)	a decrease in cash proceeds from short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the issuance of notes in 2022 (2032 Notes in January 2022 and Swiss Franc Notes in March 2022), offset by the closing of the USD Term Loan in January 2023;
(iii)	a decrease in cash used for repayment of unsecured notes (in 2022, we redeemed the 4.750% Notes due 2025 ($450 million); and
(iv)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2023, amounted to 2.2%% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of March 31, 2023, approximately 0.2 million common units of Digital Realty Trust, L.P. that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Funds from Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts (Nareit) in the Nareit Funds From Operations White Paper - 2018 Restatement. FFO is a non-GAAP financial measure and represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, a gain from a pre-existing relationship, impairment charges and real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended March 31,
	2023	2022
GAAP Net Income Available to Common Stockholders	$58,545	$63,100
Non-GAAP Adjustments:
Non-controlling interests in operating partnership	1,500	1,600
Real estate related depreciation and amortization (1)	412,192	374,162
Depreciation related to non-controlling interests	(13,388)	—
Unconsolidated JV real estate related depreciation and amortization	33,719	29,320
Gain on real estate transactions	(7,825)	(2,770)
FFO available to common stockholders and unitholders (2)	$484,743	$465,412
Basic FFO per share and unit	$1.63	$1.60
Diluted FFO per share and unit (2)	$1.60	$1.60
Weighted average common stock and units outstanding
Basic	297,180	290,163
Diluted (2)	309,026	290,662

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$421,198	$382,132
Non-real estate depreciation	(9,006)	(7,970)
	$412,192	$374,162

(2)	Rollover Shareholders have the right to put their shares in Remaining Teraco Interests to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO/share. When calculating diluted FFO, the net income allocated to the Rollover Shareholders is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Weighted average common stock and units outstanding	297,180	290,163
Add: Effect of dilutive securities	11,846	499
Weighted average common stock and units outstanding—diluted	309,026	290,662

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2023, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$11,950.1	$10,105.1
Variable rate debt subject to interest rate swaps	2,654.1	2,654.1
Total fixed rate debt (including interest rate swaps)	14,604.2	12,759.2
Variable rate debt	3,400.9	3,400.9
Total outstanding debt	$18,005.1	$16,160.1

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2023:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$(0.2)
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	0.2
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	17.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(17.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	278.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(265.4)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2023, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended March 31, 2023, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2023, Digital Realty Trust, Inc. issued an aggregate of 461,875 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2023, Digital Realty Trust, L.P. issued an aggregate of 461,875 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended March 31, 2023, an aggregate of 18,366 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 443,509 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $42.0 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by
		Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

2.1	Amendment No. 1 to Purchase Agreement dated as of January 23, 2020, by and among Digital Realty Trust, Inc., Digital Intrepid Holding B.V. and InterXion Holding N.V.	8-K	001-32336	01/27/2020	2.1
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-Q	001-32336 and 000-54023	05/11/2020	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
10.1*

Term Loan Agreement, dated as of January 9, 2023, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., Digital Dutch Finco, B.V., Digital Euro Finco LLC and the additional guarantors party hereto, as guarantors, the initial lenders and issuing banks named therein, Bank of America, N.A ., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Capital One, N.A., , Deutsche Bank Securities Inc., Mizhuho Bank, LTD., Oversea-Chinese Banking Corporation, Limited – Los Angeles Agency, PNC Bank, National Association, Raymond James Bank, Sumitomo Mitsui Banking Corporation, The Bank of China, Los Angeles Branch, The Bank of Nova Scotia, TD Securities (USA) LLC, DBS Bank LTD., and Citibank, N.A., as joint lead arrangers, BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as joint bookrunners, and the other agents and lenders named therein.

		8-K	001-32336 and 000-54023	01/13/2023	10.1

10.2

Amendment No. 3, dated March 16, 2023 to the Second Amended and Restated Global Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank N.A., as administrative agent, BofA Securities, Inc. and Citibank, as co-sustainability structuring agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and BofA Securities, Inc., Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein.

X
10.3

Amendment No. 2, dated March 16, 2023, among Digital Realty Trust, L.P., its subsidiary Digital Japan LLC, as the initial borrower, and the additional borrowers named therein, as borrowers, Digital Realty Trust, Inc., and the other guarantors named therein, as guarantors, the banks, financial institutions and other lenders listed therein, as the initial lenders, each issuing bank, as listed therein Sumitomo Mitsui Banking Corporation ("SMBC"), as administrative agent, SMBC, as sustainability structuring agent, SMBC, MUFG Bank Ltd. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein.

X
10.4†	Form of Class D Profits Interest Unit Agreement (NOI Award).	X
10.5†	Form of Executive Severance Class D Profits Interest Unit Agreement (NOI Award).	X
10.6†	Form of Performance-Based Restricted Stock Unit Agreement (NOI Award).	X
10.7†	Form of Executive Severance Performance-Based Restricted Stock Unit Agreement (NOI Award).	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.	X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.	X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.	X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.	X

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.	X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.	X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.	X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

May 4, 2023	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 4, 2023	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 4, 2023	/S/ PETER C. OLSON
Peter C. Olson Global Controller & Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

May 4, 2023	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 4, 2023	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 4, 2023	/S/ PETER C. OLSON
Peter C. Olson Global Controller & Chief Accounting Officer (principal accounting officer)