Form 10-Q
period 2023-06-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2023-08-04
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at August 1, 2023
Common Stock, $.01 par value per share	302,709,295

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2023 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of June 30, 2023, the Parent owned an approximate 97.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of June 30, 2023, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$24,178,182	$23,774,662
Investments in unconsolidated entities	2,040,452	1,991,426
Net investments in real estate	26,218,634	25,766,088
Operating lease right-of-use assets, net	1,291,233	1,351,329
Cash and cash equivalents	124,519	141,773
Accounts and other receivables, net	1,158,383	969,292
Deferred rent, net	598,796	601,590
Goodwill	9,148,603	9,208,497
Customer relationship value, deferred leasing costs and intangibles, net	2,825,596	3,092,627
Assets held for sale	608,892	—
Other assets	414,078	353,802
Total assets	$42,388,734	$41,484,998
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$2,242,258	$2,150,451
Unsecured term loans, net	1,548,780	797,449
Unsecured senior notes, net of discount	13,383,819	13,120,033
Secured and other debt, including premiums	554,594	528,870
Operating lease liabilities	1,420,239	1,471,044
Accounts payable and other accrued liabilities	2,214,820	1,868,885
Deferred tax liabilities, net	1,128,961	1,192,752
Accrued dividends and distributions	—	363,716
Security deposits and prepaid rents	417,693	369,654
Obligations associated with assets held for sale	4,990	—
Total liabilities	22,916,154	21,862,854

Redeemable noncontrolling interests	1,367,422	1,514,679
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of June 30, 2023 and December 31, 2022	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 299,240 and 291,148 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,967	2,887
Additional paid-in capital	22,882,200	22,142,868
Accumulated dividends in excess of earnings	(5,253,917)	(4,698,313)
Accumulated other comprehensive loss, net	(741,484)	(595,798)
Total stockholders’ equity	17,621,456	17,583,334
Noncontrolling interests	483,702	524,131
Total equity	18,105,158	18,107,465
Total liabilities and equity	$42,388,734	$41,484,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Rental and other services	$1,350,427	$1,131,537	$2,680,395	$2,253,087
Fee income and other	15,840	7,785	24,595	13,557
Total operating revenues	1,366,267	1,139,322	2,704,990	2,266,644
Operating Expenses:
Rental property operating and maintenance	599,696	421,502	1,170,921	857,095
Property taxes and insurance	51,103	51,049	95,882	101,273
Depreciation and amortization	432,573	376,967	853,771	759,099
General and administrative	109,616	105,776	221,536	204,289
Transactions and integration	17,764	13,586	30,031	25,554
Other	655	70	655	7,727
Total operating expenses	1,211,407	968,950	2,372,796	1,955,037
Operating income	154,860	170,372	332,194	311,607
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	5,059	(34,088)	19,956	26,870
Gain on disposition of properties, net	89,946	—	89,946	2,770
Other (expenses) income, net	(6,930)	13,008	(6,650)	16,059
Interest expense	(111,116)	(69,023)	(213,336)	(135,748)
Loss from early extinguishment of debt	—	—	—	(51,135)
Income tax expense	(16,173)	(16,406)	(37,627)	(29,650)
Net income	115,646	63,863	184,483	140,773
Net loss (income) attributable to noncontrolling interests	2,538	(436)	2,427	(4,065)
Net income attributable to Digital Realty Trust, Inc.	118,184	63,427	186,910	136,708
Preferred stock dividends	(10,181)	(10,181)	(20,362)	(20,362)
Net income available to common stockholders	$108,003	$53,246	$166,548	$116,346
Net income per share available to common stockholders:
Basic	$0.37	$0.19	$0.57	$0.41
Diluted	$0.37	$0.19	$0.57	$0.41
Weighted average common shares outstanding:
Basic	295,390	284,694	293,316	284,610
Diluted	306,819	285,110	304,452	284,980

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$115,646	$63,863	$184,483	$140,773
Other comprehensive income (loss):
Foreign currency translation adjustments	(176,291)	(293,913)	(288,367)	(307,790)
Increase (decrease) in fair value of derivatives	12,578	356	13,150	(988)
Reclassification to interest expense from derivatives	(7,495)	41	(14,038)	(62)
Other comprehensive loss	(171,208)	(293,516)	(289,255)	(308,840)
Comprehensive loss	(55,562)	(229,653)	(104,772)	(168,067)
Comprehensive loss attributable to noncontrolling interests	82,872	6,362	144,959	3,093
Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$27,310	$(223,291)	$40,187	$(164,974)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2023	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of March 31, 2023	$1,448,772	$731,690	291,298,610	2,888	$22,126,379	$(4,995,982)	$(652,486)	$492,185	$17,704,674
Conversion of common units to common stock	—	—	55,796	1	3,966	—	—	(3,967)	—
Vesting of restricted stock, net	—	—	65,182	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	7,820,778	78	742,588	—	—	—	742,666
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	—	—	(1,961)	—	—	—	(1,961)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	18,053	—	—	—	18,053
Reclassification of vested share-based awards	—	—	—	—	(2,521)	—	—	2,521	—
Adjustment to redeemable noncontrolling interests	2,428	—	—	—	(2,428)	—	—	—	(2,428)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(365,938)	—	(7,706)	(373,644)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Net income (loss)	(4,441)	—	—	—	—	118,184	—	1,903	120,087
Other comprehensive income (loss)	(79,147)	—	—	—	(1,876)	—	(88,998)	(1,187)	(92,061)
Balance as of June 30, 2023	$1,367,422	$731,690	299,240,366	$2,967	$22,882,200	$(5,253,917)	$(741,484)	$483,702	$18,105,158

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2023	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2022	$1,514,679	$731,690	291,148,222	$2,887	$22,142,868	$(4,698,313)	$(595,798)	$524,131	$18,107,465
Conversion of common units to common stock	—	—	61,997	1	4,440	—	—	(4,441)	—
Vesting of restricted stock, net	—	—	155,488	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	7,820,778	78	742,147	—	—	—	742,225
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	53,881	1	(3,574)	—	—	—	(3,573)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	35,555	—	—	—	35,555
Reclassification of vested share-based awards	—	—	—	—	(36,077)	—	—	36,077	—
Adjustment to redeemable noncontrolling interests	2,122	—	—	—	(2,122)	—	—	—	(2,122)
Dividends declared on preferred stock	—	—	—	—	—	(20,362)	—	—	(20,362)
Dividends and distributions on common stock and common and incentive units	(380)	—	—	—	—	(722,152)	—	(15,381)	(737,533)
Contributions from (distributions to) noncontrolling interests	129	—	—	—	—	—	—	4,505	4,505
Deconsolidation of noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income	(6,729)	—	—	—	—	186,910	—	4,302	191,212
Other comprehensive income (loss)	(142,399)	—	—	—	(1,037)	—	(145,686)	(133)	(146,856)
Balance as of June 30, 2023	$1,367,422	$731,690	299,240,366	$2,967	$22,882,200	$(5,253,917)	$(741,484)	$483,702	$18,105,158

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of March 31, 2022	$42,734	$731,690	284,666,082	2,824	$21,069,391	$(3,916,854)	$(188,844)	$510,499	$18,208,706
Conversion of common units to common stock	—	—	2,436	—	201	—	—	(201)	—
Vesting of restricted stock, net	—	—	65,404	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	211	—	—	—	211
Net share settlement to satisfy tax withholding upon vesting	—	—	—	—	(981)	—	—	—	(981)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	22,420	—	—	—	22,420
Reclassification of vested share-based awards	—	—	—	—	(1,746)	—	—	1,746	—
Adjustment to redeemable noncontrolling interests	(1,868)	—	—	—	1,868	—	—	—	1,868
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(348,077)	—	(8,027)	(356,104)
Contributions from (distributions to) noncontrolling interests	336	—	—	—	—	—	—	(6,032)	(6,032)
Net income	35	—	—	—	—	63,427	—	401	63,828
Other comprehensive income (loss)	—	—	—	—	—	—	(286,717)	(6,799)	(293,516)
Balance as of June 30, 2022	$41,047	$731,690	284,733,922	$2,824	$21,091,364	$(4,211,685)	$(475,561)	$491,587	$17,630,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787
Conversion of common units to common stock	—	—	17,297	—	1,459	—	—	(1,459)	—
Vesting of restricted stock, net	—	—	259,424	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	(3,813)	—	—	—	(3,813)
Shares issued under employee stock purchase plan	—	—	42,188	—	4,969	—	—	—	4,969
Net share settlement to satisfy tax withholding upon vesting	—	—	—	—	(7,143)	—	—	—	(7,143)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	40,965	—	—	—	40,965
Reclassification of vested share-based awards	—	—	—	—	(28,277)	—	—	28,277	—
Adjustment to redeemable noncontrolling interests	(7,341)	—	—	—	7,341	—	—	—	7,341
Dividends declared on preferred stock	—	—	—	—	—	(20,362)	—	—	(20,362)
Dividends and distributions on common stock and common and incentive units	(380)	—	—	—	—	(696,102)	—	(15,813)	(711,915)
Contributions from (distributions to) noncontrolling interests	1,703	—	—	—	—	—	—	11,527	11,527
Net income	70	—	—	—	—	136,708	—	3,995	140,703
Other comprehensive income (loss)	—	—	—	—	—	—	(301,681)	(7,159)	(308,840)
Balance as of June 30, 2022	$41,047	$731,690	284,733,922	$2,824	$21,091,364	$(4,211,685)	$(475,561)	$491,587	$17,630,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$184,483	$140,773
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(89,946)	(2,770)
Equity in earnings of unconsolidated entities	(19,956)	(26,870)
Distributions from unconsolidated entities	39,838	22,972
Depreciation and amortization	853,771	759,099
Amortization of share-based compensation	35,555	40,965
Loss from early extinguishment of debt	—	51,135
Straight-lined rents and amortization of above and below market leases	(5,465)	(16,885)
Amortization of deferred financing costs and debt discount / premium	12,750	9,359
Other items, net	(3,458)	17,024
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(261,048)	(248,310)
Increase in accounts payable and other liabilities	67,590	37,086
Net cash provided by operating activities	814,114	783,578
Cash flows from investing activities:
Improvements to investments in real estate	(1,368,660)	(1,067,027)
Cash paid for business combination / asset acquisitions, net of cash acquired	(58,186)	(97,205)
Proceeds from (investment in) unconsolidated entities, net	3,812	(199,945)
Proceeds from sale of real estate	150,771	—
Other investing activities, net	(6,743)	(63,655)
Net cash used in investing activities	(1,279,006)	(1,427,832)
Cash flows from financing activities:
Net proceeds from credit facilities	67,046	1,077,719
Borrowings on secured / unsecured debt	806,185	1,125,451
Repayments on secured / unsecured debt	(3,081)	(450,737)
Premium paid for early extinguishment of debt	—	(49,662)
Capital contributions from noncontrolling interests, net	4,634	17,977
Proceeds from issuance of common stock, net	742,225	—
Payments of dividends and distributions	(1,121,991)	(1,071,386)
Other financing activities, net	(10,686)	(16,271)
Net cash provided by financing activities	484,332	633,091
Net increase (decrease) in cash, cash equivalents and restricted cash	19,440	(11,163)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35,489)	(31,101)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$134,647	$109,221

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	June 30,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$24,178,182	$23,774,662
Investments in unconsolidated entities	2,040,452	1,991,426
Net investments in real estate	26,218,634	25,766,088
Operating lease right-of-use assets, net	1,291,233	1,351,329
Cash and cash equivalents	124,519	141,773
Accounts and other receivables, net	1,158,383	969,292
Deferred rent, net	598,796	601,590
Goodwill	9,148,603	9,208,497
Customer relationship value, deferred leasing costs and intangibles, net	2,825,596	3,092,627
Assets held for sale	608,892	—
Other assets	414,078	353,802
Total assets	$42,388,734	$41,484,998
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$2,242,258	$2,150,451
Unsecured term loans, net	1,548,780	797,449
Unsecured senior notes, net	13,383,819	13,120,033
Secured and other debt, including premiums	554,594	528,870
Operating lease liabilities	1,420,239	1,471,044
Accounts payable and other accrued liabilities	2,214,820	1,868,885
Deferred tax liabilities, net	1,128,961	1,192,752
Accrued dividends and distributions	—	363,716
Security deposits and prepaid rents	417,693	369,654
Obligations associated with assets held for sale	4,990	—
Total liabilities	22,916,154	21,862,854

Redeemable noncontrolling interests	1,367,422	1,514,679
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of June 30, 2023 and December 31, 2022	731,690	731,690
Common units, 299,240 and 291,148 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17,631,250	17,447,442
Limited Partners, 6,483 and 6,289 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	457,107	436,942
Accumulated other comprehensive loss	(762,492)	(613,423)
Total partners’ capital	18,057,555	18,002,651
Noncontrolling interests in consolidated entities	47,603	104,814
Total capital	18,105,158	18,107,465
Total liabilities and capital	$42,388,734	$41,484,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Rental and other services	$1,350,427	$1,131,537	$2,680,395	$2,253,087
Fee income and other	15,840	7,785	24,595	13,557
Total operating revenues	1,366,267	1,139,322	2,704,990	2,266,644
Operating Expenses:
Rental property operating and maintenance	599,696	421,502	1,170,921	857,095
Property taxes and insurance	51,103	51,049	95,882	101,273
Depreciation and amortization	432,573	376,967	853,771	759,099
General and administrative	109,616	105,776	221,536	204,289
Transactions and integration	17,764	13,586	30,031	25,554
Other	655	70	655	7,727
Total operating expenses	1,211,407	968,950	2,372,796	1,955,037
Operating income	154,860	170,372	332,194	311,607
Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	5,059	(34,088)	19,956	26,870
Gain on disposition of properties, net	89,946	—	89,946	2,770
Other (expenses) income, net	(6,930)	13,008	(6,650)	16,059
Interest expense	(111,116)	(69,023)	(213,336)	(135,748)
Loss from early extinguishment of debt	—	—	—	(51,135)
Income tax expense	(16,173)	(16,406)	(37,627)	(29,650)
Net income	115,646	63,863	184,483	140,773
Net loss (income) attributable to noncontrolling interests	5,038	1,064	6,427	(965)
Net income attributable to Digital Realty Trust, L.P.	120,684	64,927	190,910	139,808
Preferred units distributions	(10,181)	(10,181)	(20,362)	(20,362)
Net income available to common unitholders	$110,503	$54,746	$170,548	$119,446
Net income per unit available to common unitholders:
Basic	$0.37	$0.19	$0.57	$0.41
Diluted	$0.37	$0.19	$0.57	$0.41
Weighted average common units outstanding:
Basic	301,593	290,528	299,452	290,346
Diluted	313,022	290,944	310,588	290,716

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$115,646	$63,863	$184,483	$140,773
Other comprehensive income (loss):
Foreign currency translation adjustments	(176,291)	(293,913)	(288,367)	(307,790)
Increase (decrease) in fair value of derivatives	12,578	356	13,150	(988)
Reclassification to interest expense from derivatives	(7,495)	41	(14,038)	(62)
Other comprehensive loss	(171,208)	(293,516)	(289,255)	(308,840)
Comprehensive loss income attributable to Digital Realty Trust, L.P.	$(55,562)	$(229,653)	$(104,772)	$(168,067)
Comprehensive loss attributable to noncontrolling interests	82,282	1,064	145,576	(965)
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$26,720	$(228,589)	$40,804	$(169,032)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2023	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of March 31, 2023	$1,448,772	30,200,000	$731,690	291,298,610	$17,133,285	6,462,157	$463,817	$(671,460)	$47,342	$17,704,674
Conversion of limited partner common units to general partner common units	—	—	—	55,796	3,967	(55,796)	(3,967)	—	—	—
Vesting of restricted common units, net	—	—	—	65,182	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	7,820,778	742,666	—	—	—	—	742,666
Issuance of limited partner common units, net	—	—	—	—	—	76,703	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	—	(1,961)	—	—	—	—	(1,961)
Amortization of share-based compensation	—	—	—	—	18,053	—	—	—	—	18,053
Reclassification of vested share-based awards	—	—	—	—	(2,521)	—	2,521	—	—	—
Adjustment to redeemable partnership units	2,428	—	—	—	(2,428)	—	—	—	—	(2,428)
Distributions	(190)	—	(10,181)	—	(365,938)	—	(7,706)	—	—	(383,825)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(47)	(47)
Net income	(4,441)	—	10,181	—	108,003	—	2,442	—	(539)	120,087
Other comprehensive income (loss)	(79,147)	—	—	—	(1,876)	—	—	(91,032)	847	(92,061)
Balance as of June 30, 2023	$1,367,422	30,200,000	$731,690	299,240,366	$17,631,250	6,483,064	$457,107	$(762,492)	$47,603	$18,105,158

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2023	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2022	$1,514,679	30,200,000	$731,690	291,148,222	$17,447,442	6,288,669	$436,942	$(613,423)	$104,814	$18,107,465
Conversion of limited partner common units to general partner common units	—	—	—	61,997	4,441	(61,997)	(4,441)	—	—	—
Vesting of restricted common units, net	—	—	—	155,488	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	7,820,778	742,226	—	—	—	—	742,226
Issuance of limited partner common units, net	—	—	—	—	—	256,392	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	53,881	(3,574)	—	—	—	—	(3,574)
Amortization of share-based compensation	—	—	—	—	35,555	—	—	—	—	35,555
Reclassification of vested share-based awards	—	—	—	—	(36,077)	—	36,077	—	—	—
Adjustment to redeemable partnership units	2,122	—	—	—	(2,122)	—	—	—	—	(2,122)
Distributions	(380)	—	(20,362)	—	(722,152)	—	(15,381)	—	—	(757,895)
Contributions from noncontrolling interests in consolidated entities	129	—	—	—	—	—	—	—	4,505	4,505
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income	(6,729)	—	20,362	—	166,548	—	3,910	—	392	191,212
Other comprehensive income (loss)	(142,399)	—	—	—	(1,037)	—	—	(149,069)	3,250	(146,856)
Balance as of June 30, 2023	$1,367,422	30,200,000	$731,690	299,240,366	$17,631,250	6,483,064	$457,107	$(762,492)	$47,603	$18,105,158

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2022	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of March 31, 2022	$42,734	30,200,000	$731,690	284,666,082	$17,155,361	6,290,465	$451,954	$(196,769)	$66,470	$18,208,706
Conversion of limited partner common units to general partner common units	—	—	—	2,436	201	(2,436)	(201)	—	—	—
Vesting of restricted common units, net	—	—	—	65,404	—	—	—	—	—	—
Payment of common unit offering costs and other, net	—	—	—	—	211	—	—	—	—	211
Issuance of limited partner common units, net	—	—	—	—	—	11,449	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Net unit settlement to satisfy tax withholding upon vesting	—	—	—	—	(981)	—	—	—	—	(981)
Amortization of share-based compensation	—	—	—	—	22,420	—	—	—	—	22,420
Reclassification of vested share-based awards	—	—	—	—	(1,746)	—	1,746	—	—	—
Adjustment to redeemable partnership units	(1,868)	—	—	—	1,868	—	—	—	—	1,868
Distributions	(190)	—	—	—	(358,258)	—	(8,027)	—	—	(366,285)
Contributions from noncontrolling interests in consolidated entities	336	—	—	—	—	—	—	—	(6,032)	(6,032)
Net income	35	—	—	—	63,427	—	1,465	—	(1,064)	63,828
Other comprehensive income (loss)	—	—	—	—	—	—		(293,516)	—	(293,516)
Balance as of June 30, 2022	$41,047	30,200,000	$731,690	284,733,922	$16,882,503	6,299,478	$446,937	$(490,285)	$59,374	$17,630,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2022	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	17,297	1,459	(17,297)	(1,459)	—	—	—
Vesting of restricted common units, net	—	—	—	259,424	—	—	—	—	—	—
Payment of common unit offering costs and other, net	—	—	—	—	(3,813)	—	—	—	—	(3,813)
Issuance of limited partner common units, net	—	—	—	—	—	385,004	—	—	—	—
Units issued in connection with employee stock purchase plan	—	—	—	42,188	4,969	—	—	—	—	4,969
Net unit settlement to satisfy tax withholding upon vesting	—	—	—	—	(7,143)	—	—	—	—	(7,143)
Amortization of share-based compensation	—	—	—	—	40,965	—	—	—	—	40,965
Reclassification of vested share-based awards	—	—	—	—	(28,277)	—	28,277	—	—	—
Adjustment to redeemable partnership units	(7,341)	—	—	—	7,341	—	—	—	—	7,341
Distributions	(380)	—	—	—	(716,464)	—	(15,813)	—	—	(732,277)
Contributions from noncontrolling interests in consolidated entities	1,703	—	—	—	—	—	—	—	11,527	11,527
Net income	70	—	—	—	136,708	—	3,030	—	965	140,703
Other comprehensive income (loss)	—	—	—	—	—	—	—	(308,840)	—	(308,840)
Balance as of June 30, 2022	$41,047	30,200,000	$731,690	284,733,922	$16,882,503	6,299,478	$446,937	$(490,285)	$59,374	$17,630,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$184,483	$140,773
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(89,946)	(2,770)
Equity in earnings of unconsolidated entities	(19,956)	(26,870)
Distributions from unconsolidated entities	39,838	22,972
Depreciation and amortization	853,771	759,099
Amortization of share-based compensation	35,555	40,965
Loss from early extinguishment of debt	—	51,135
Straight-lined rents and amortization of above and below market leases	(5,465)	(16,885)
Amortization of deferred financing costs and debt discount / premium	12,750	9,359
Other items, net	(3,458)	17,024
Changes in assets and liabilities:		—
Increase in accounts receivable and other assets	(261,048)	(248,310)
Increase in accounts payable and other liabilities	67,590	37,086
Net cash provided by operating activities	814,114	783,578
Cash flows from investing activities:
Improvements to investments in real estate	(1,368,660)	(1,067,027)
Cash paid for business combination / asset acquisitions, net of cash acquired	(58,186)	(97,205)
Proceeds from (investment in) unconsolidated entities, net	3,812	(199,945)
Proceeds from sale of real estate	150,771	—
Other investing activities, net	(6,743)	(63,655)
Net cash used in investing activities	(1,279,006)	(1,427,832)
Cash flows from financing activities:
Net proceeds from credit facilities	67,046	1,077,719
Borrowings on secured / unsecured debt	806,185	1,125,451
Repayments on secured / unsecured debt	(3,081)	(450,737)
Premium paid for early extinguishment of debt	—	(49,662)
Capital contributions from noncontrolling interests, net	4,634	17,977
General partner contributions	742,225	—
Payments of dividends and distributions	(1,121,991)	(1,071,386)
Other financing activities, net	(10,686)	(16,271)
Net cash provided by financing activities	484,332	633,091
Net increase (decrease) in cash, cash equivalents and restricted cash	19,440	(11,163)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35,489)	(31,101)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$134,647	$109,221

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC, and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of June 30, 2023	As of December 31, 2022
Land	$1,121,188	$1,061,408
Acquired ground lease	6,312	6,006
Buildings and improvements	25,150,315	24,287,103
Tenant improvements	809,954	781,540
	27,087,769	26,136,057
Accumulated depreciation and amortization	(7,739,462)	(7,268,981)
Investments in operating properties, net	19,348,307	18,867,076
Construction in progress and space held for development	4,635,939	4,789,134
Land held for future development	193,936	118,452
Investments in properties, net	$24,178,182	$23,774,662

Asset Dispositions

On May 15, 2023, the Company closed on the sale of its 100% interest in a non-core data center property located in Dallas, Texas for gross proceeds of approximately $151 million resulting in a net gain on sale of approximately $90 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.

On July 17, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $743 million of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and maintained a 35% interest in the joint venture. We have also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. We will continue to manage the day-to-day operations of the assets. The carrying value of the two data centers is classified as assets held for sale on our condensed consolidated balance sheet as of June 30, 2023. The disposition of a portion of our interest in the two data centers met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the joint venture. As of June 30, 2023, these two data centers had an aggregate carrying value of $608.9 million within total assets and $5.0 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet.

On July 27, 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.3 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and maintained a 20% interest in the joint venture. We will continue to manage the day‐to‐day operations of the assets.

3. Business Combinations

On August 1, 2022, we completed the acquisition of a 61.1% indirect controlling interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa (the “Teraco Acquisition”). The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and partial settlement of our forward equity sale agreements described under Note 11. “Equity and Capital—Forward Equity Sale.” Teraco controls (and

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidates) the Teraco Connect Trust (the “Trust”) that was created as part of the Broad Based Black Economic Empowerment Program in South Africa. The Trust owns a 12% interest in Teraco’s primary operating company, however, because Teraco (and the Company) controls the Trust, the Trust is consolidated by Teraco (and the Company). If the Trust was not consolidated by Teraco, the Company’s ownership interest in Teraco would be approximately 55%.

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its condensed consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest (a $4.5 million and $6.8 million net loss for the three and six months ended June 30, 2023, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis. For the six months ended June 30, 2023, no such adjustment was required.

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

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of June 30, 2023, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of June 30, 2023, the termination dates of these ground leases generally range from 2027 to 2108. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2023 to 2041. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $38.3 million and $35.6 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $76.7 million and $73.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2023	December 31, 2022
Accounts receivable – trade	$672,355	$551,393
Allowance for doubtful accounts	(42,624)	(33,048)
Accounts receivable – trade, net	629,731	518,345

Accounts receivable – customer recoveries	224,642	170,012
Value-added tax receivables	175,531	167,459
Accounts receivable – installation fees	60,060	60,663
Other receivables	68,419	52,813
Accounts and other receivables, net	$1,158,383	$969,292

Deferred Rent Receivables

Deferred rent receivables represent rental income that has been recognized as revenue under ASC 842, but which is not yet due from customers under their existing rental agreements. The Company recognizes an allowance against deferred rent receivables to the extent it becomes no longer probable that a customer or group of customers will be able to make substantially all of their required cash rental payments over the entirety of their respective lease terms. As of June 30, 2023, allowance for deferred rent receivables increased primarily due to a customer bankruptcy.

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2023	December 31, 2022
Deferred rent receivables	$637,745	$612,439
Allowance for deferred rent receivables	(38,949)	(10,849)
Deferred rent receivables, net	$598,796	$601,590

6. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Year	Metropolitan		Balance as of	Balance as of
Entity	Entity Formed	Area of Properties	% Ownership	June 30, 2023	December 31, 2022
Digital Core REIT (DCRU)	2021	U.S. / Toronto / Frankfurt	36%	$318,734	$328,584
Ownership interest in DCRU operating properties	2021	U.S. / Toronto / Frankfurt	Various	134,316	136,431
Ascenty	2019	Brazil / Chile / Mexico	51%	676,866	606,141
Mapletree	2019	Northern Virginia	20%	153,579	160,200
Mitsubishi(1)	Various	Osaka / Tokyo	50%	398,468	453,420
Lumen	2012	Hong Kong	50%	68,979	68,821
Other	Various	U.S. / India / Nigeria	Various	289,510	237,829
Total				$2,040,452	$1,991,426
(1)	During the six months ended June 30, 2023, we derecognized all assets, liabilities and 50% noncontrolling interests related to a joint venture that was previously consolidated and recognized an equity method investment of approximately $61.9 million based on the value of our 50% noncontrolling interest in the joint venture. We had concluded that we would consolidate the joint venture during the development phase of the buildings because we had the power to direct activities that most significantly impacted the joint venture’s economic performance, however, upon the building’s completion and commencing the operational phase, we no longer have the power to direct the activities that most significantly impact the joint venture’s economic performance and deconsolidated the joint venture and recognized the investment under the equity method as we still retained significant influence.

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

As of June 30, 2023, the Company held 36% of the outstanding DCRU units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 75% direct retained interest in the underlying German operating property.

The Company’s 36% interest in DCRU consisted of 399 million units and 396 million units as of June 30, 2023 and December 31, 2022, respectively. Based on the closing price per unit of $0.475 and $0.55 as of June 30, 2023 and December 31, 2022, respectively, the fair value of the units the Company owned in DCRU was approximately $190 million and $218 million as of June 30, 2023 and December 31, 2022, respectively.

These values do not include the value of the Company’s 10% interest in the North American operating properties and 75% interest in the German operating property of DCRU, because the associated ownership interests are not publicly traded. The Company accounts for its investment in DCREIT as an equity method investment (and not at fair value) based on the significant influence it is able to exert on DCREIT. The Company determined that the decline in fair value of the investment in DCRU as compared to the Company’s book basis as of June 30, 2023 was temporary in nature.

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.5 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, and $4.8 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively, which is recorded as fee income and other on the condensed consolidated income statement.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $18 million as of June 30, 2023 and December 31, 2022. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

7. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at June 30, 2023 as compared to December 31, 2022 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	June 30, 2023			December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$3,187,468	$(954,011)	$2,233,457	$3,327,765	$(888,105)	$2,439,660
Acquired in-place lease value	1,272,138	(995,881)	276,257	1,369,526	(1,041,631)	327,895
Other	102,330	(30,804)	71,526	94,829	(26,788)	68,041
Acquired above-market leases	218,430	(211,753)	6,677	264,071	$(253,693)	10,378
Acquired below-market leases	(326,333)	247,724	(78,609)	(344,256)	255,821	(88,435)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $66.1 million and $57.3 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $134.6 million and $118.9 million for the six months ended June 30, 2023 and 2022, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.7 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $3.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing July 1, 2023 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2023	$95,961	$28,919	$2,276	$1,437	$(5,155)
2024	191,342	54,205	4,552	2,203	(9,577)
2025	190,799	51,707	4,511	1,452	(9,387)
2026	190,159	49,769	4,307	684	(8,626)
2027	189,767	40,048	4,292	214	(8,012)
Thereafter	1,375,429	51,609	3,826	687	(37,852)
Total	$2,233,457	$276,257	$23,764	$6,677	$(78,609)
(1)	Excludes power grid rights in the amount of approximately $44.9 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”), the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	June 30, 2023		December 31, 2022
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	4.18%	$2,257,864	3.04%	$2,167,889
Unsecured term loans	4.59%	1,558,175	2.49%	802,875
Unsecured senior notes	2.24%	13,479,366	2.44%	13,220,961
Secured and other debt	7.72%	560,795	7.12%	532,130
Total	2.86%	$17,856,200	2.68%	$16,723,855

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	June 30, 2023		December 31, 2022
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,783,488	15.6%	$3,855,903	23.1%
British pound sterling (£)	1,968,965	11.0%	1,929,051	11.5%
Euro (€)	11,302,553	63.3%	9,325,126	55.8%
Other	1,801,194	10.1%	1,613,775	9.6%
Total	$17,856,200		$16,723,855

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of June 30, 2023 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2023	$—	$—	$111,665	$113	$111,778
2024	—	—	972,115	4,558	976,673
2025	—	1,558,175	1,217,205	569	2,775,949
2026	2,257,864	—	1,479,795	96,922	3,834,581
2027	—	—	1,167,497	203,385	1,370,882
Thereafter	—	—	8,531,089	255,248	8,786,337
Subtotal	$2,257,864	$1,558,175	$13,479,366	$560,795	$17,856,200
Unamortized net discounts	—	—	(35,380)	—	(35,380)
Unamortized deferred financing costs	(15,606)	(9,395)	(60,167)	(6,201)	(91,369)
Total	$2,242,258	$1,548,780	$13,383,819	$554,594	$17,729,451
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us.
(3)	A €375.0 million senior unsecured term loan facility is subject to two maturity extension options of one year each. Our U.S. term loan facility of $740 million is subject to one twelve-month extension, provided that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans.

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	June 30, 2023	December 31, 2022
0.600% notes due 2023	CHF	100,000	$108,310	Oct 02, 2023	$111,665	$108,121
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	654,540	642,300
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	317,575	302,075
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	508,120	483,320
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	709,085	695,825
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,172,718	1,150,788
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	307,077	297,331
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	167,497	162,181
3.700% notes due 2027(1)		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(1)		$900,000	900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	545,450	535,250
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	301,494	291,925
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	444,605	422,905
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	818,175	802,875
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	698,665	664,565
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	545,450	535,250
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,090,900	1,070,500
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	818,175	802,875
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	818,175	802,875
					$13,479,366	$13,220,961
Unamortized discounts, net of premiums					(35,380)	(37,280)
Deferred financing costs, net					(60,167)	(63,648)
Total unsecured senior notes, net of discount and deferred financing costs					$13,383,819	$13,120,033
(1)	Subject to cross-currency swaps.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2023, we were in compliance with each of these financial covenants.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$108,003	$53,246	$166,548	$116,346
Plus: Loss attributable to redeemable noncontrolling interest (1)	(4,499)	—	(6,819)	—
Net income available to common stockholders - diluted EPS	112,502	53,246	173,367	116,346

Denominator:
Weighted average shares outstanding—basic	295,390	284,694	293,316	284,610
Potentially dilutive common shares:
Unvested incentive units	46	178	51	183
Unvested restricted stock	6	49	6	62
Forward equity offering	60	—	169	—
Market performance-based awards	102	189	51	125
Redeemable noncontrolling interest shares (1)	11,215	—	10,859	—
Weighted average shares outstanding—diluted	306,819	285,110	304,452	284,980
Income per share:
Basic	$0.37	$0.19	$0.57	$0.41
Diluted	$0.37	$0.19	$0.57	$0.41

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income available to common unitholders	$110,503	$54,746	$170,548	$119,446
Plus: Loss attributable to redeemable noncontrolling interest (1)	(4,499)	—	(6,819)	—
Net income available to common unitholders - diluted EPS	115,002	54,746	177,367	119,446

Denominator:
Weighted average units outstanding—basic	301,593	290,528	299,452	290,346
Potentially dilutive common units:
Unvested incentive units	46	178	51	183
Unvested restricted units	6	49	6	62
Forward equity offering	60	—	169	—
Market performance-based awards	102	189	51	125
Redeemable noncontrolling interest shares (1)	11,215	—	10,859	—
Weighted average units outstanding—diluted	313,022	290,944	310,588	290,716
Income per unit:
Basic	$0.37	$0.19	$0.57	$0.41
Diluted	$0.37	$0.19	$0.57	$0.41
(1)	Pursuant to the Put/Call Agreement with the Rollover Shareholders who remained after the Teraco Acquisition, the Rollover Shareholders have a put right on the Remaining Interest of Teraco that can be settled by the Company in Digital Realty Trust, Inc. shares, in cash, or a combination of cash and shares. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares subject to Forward Equity Offering	—	6,250	—	6,250
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,202	5,834	6,136	5,735
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,896	1,536	2,013	1,494
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,994	1,615	2,116	1,571
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	3,271	2,649	3,471	2,577
Total	13,363	17,884	13,736	17,627

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are parties to an ATM Equity OfferingSM Sales Agreement dated April 1, 2022, as amended by Amendment No. 1 to ATM Equity OfferingSM Sales Agreement dated March 16, 2023 (the “Sales Agreement”). Pursuant to the Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the six months ended June 30, 2023, Digital Realty Trust, Inc. generated net proceeds of approximately $743.0 million from the issuance of approximately 7.8 million common shares under the Sales Agreement at an average price of $95.96 per share after payment of approximately $7.5 million of commissions to the agents. In addition, during such period the company entered into forward equity sale agreements with a financial institution acting as a forward purchaser under its ATM program with respect to approximately 3.5 million shares of its common stock at an initial forward sale price of approximately $97.68 per share. The company did not initially receive any proceeds from the sale of shares of common stock by the forward purchaser. On July 26, 2023, we fully settled the forward sale agreements by issuing approximately 3.5 million shares, resulting in proceeds of approximately $336 million. As of June 30, 2023, approximately $408.7 million remains available for future sales under the program. For the six months ended June 30, 2022, we had no sales under the Sales Agreement.

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of June 30, 2023, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements could be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock. The shares issuable upon settlement of our forward sale agreement is reflected in our diluted earnings per share using the treasury stock method.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	299,240	97.9%	291,148	97.9%
Noncontrolling interests consist of:
Common units held by third parties	4,343	1.4%	4,375	1.5%
Incentive units held by employees and directors (see Note 13. "Incentive Plan")	2,140	0.7%	1,914	0.6%
	305,723	100.0%	297,437	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $707.0 million and $591.2 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2023 and December 31, 2022, respectively.

The following table shows activity for noncontrolling interests in the Operating Partnership for the six months ended June 30, 2023 (in thousands):

	Common Units	Incentive Units	Total
As of December 31, 2022	4,375	1,914	6,289
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(32)	(30)	(62)
Incentive units issued upon achievement of market performance condition	—	128	128
Grant of incentive units to employees and directors	—	165	165
Cancellation / forfeitures of incentive units held by employees and directors	—	(37)	(37)
As of June 30, 2023	4,343	2,140	6,483
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2023 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$356,214
May 24, 2023	June 30, 2023	2,625	3,071	4,485	365,937
		$5,250	$6,142	$8,970	$722,151
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the six months ended June 30, 2023 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$364,204
May 24, 2023	June 30, 2023	2,625	3,071	4,485	373,833
		$5,250	$6,142	$8,970	$738,037
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

12. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2022	$(536,019)	$(59,779)	$(595,798)
Net current period change	(144,823)	12,855	(131,968)
Reclassification to interest expense from derivatives	—	(13,718)	(13,718)
Balance as of June 30, 2023	$(680,842)	$(60,642)	$(741,484)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2022	$(551,013)	$(62,410)	$(613,423)
Net current period change	(148,181)	13,150	(135,031)
Reclassification to interest expense from derivatives	—	(14,038)	(14,038)
Balance as of June 30, 2023	$(699,194)	$(63,298)	$(762,492)

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

The grant date fair value of the Market-Based Performance Awards was approximately $8.2 million and $12.3 million for the six months ended June 30, 2023 and 2022, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

Financial-Based Performance Awards.

On April 8, 2023, the Company granted Financial-Based Performance Awards, which vest based on growth in same-store cash net operating income during the three-year period commencing on January 1, 2023. The awards have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards was $8.1 million, based on Digital Realty Trust, Inc.’s closing stock price at the grant date.

On March 4, 2022, the Company granted Financial-Based Performance Awards, which vest based on the growth in core funds from operation (“Core FFO”) during the three-year period commencing on January 1, 2022. The awards have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards was $12.3 million, based on Digital Realty Trust, Inc.’s closing stock price at the grant date.

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

As of June 30, 2023, approximately 4.2 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended June 30,				June 30,	December 31,	compensation
Type of incentive award	2023	2022	2023	2022	2023	2022	(in years)
Long-term incentive units	$3.6	$6.4	$—	$—	$23.2	$20.7	2.4
Performance-based awards	1.3	5.6	0.1	0.1	31.2	30.3	2.5
Service-based restricted stock units	8.3	6.8	1.4	1.4	0.4	55.4	2.9
Interxion awards	0.6	1.1	—	—	84.0	1.9	0.4

	Six Months Ended June 30,
	2023	2022	2023	2022
Long-term incentive units	$6.4	$11.6	$—	$0.1
Performance-based awards	5.4	10.6	0.1	0.3
Service-based restricted stock units	16.0	12.1	2.5	2.4
Interxion awards	1.3	2.0	—	—

Activity for LTIP Units and service-based Restricted Stock Units for the six months ended June 30, 2023 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	279,258	$146.37
Granted	165,015	99.54
Vested	(152,278)	126.71
Cancelled or expired	(38,063)	136.30
Unvested, end of period	253,932	$129.23

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	507,837	$131.57
Granted	498,648	100.51
Vested	(180,853)	121.95
Cancelled or expired	(39,154)	116.92
Unvested, end of period	786,478	$114.82

14. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of June 30, 2023, we had cross-currency interest rate swaps outstanding with notional amounts of $1.55 billion and maturity dates ranging through 2028.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of these net investment hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cross-currency interest rate swaps (included component) (1)	$(15,520)	$—	$(1,155)	$—
Cross-currency interest rate swaps (excluded component) (2)	23,895	—	14,417	—
Total	$8,375	$—	$13,262	$—

	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	gain or (loss)	2023	2022	2023	2022
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$5,200	$—	$11,194	$—
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of June 30, 2023, we had derivatives designated as cash flow hedges on 50% of the Euro term loan (€750 million notional amount) and 68% of the USD term loan ($740 million notional amount). Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of June 30, 2023, we estimate that an additional $11.7 million will be reclassified as a decrease to interest expense during the twelve months ended June 30, 2023, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$(3,292)	$—	$(12,374)	$—

	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	gain or (loss)	2023	2022	2023	2022
Interest rate swaps	Interest expense	$2,295	$—	$2,844	$—

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$—	$121,884	$—	$108,621
Interest rate swaps	17,311	—	9,036	252
	$17,311	$121,884	$9,036	$108,873
(1)	As presented in our condensed consolidated balance sheets within other assets.
(2)	As presented in our condensed consolidated balance sheets within accounts payable and other accrued liabilities.

15. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2022 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on June 30, 2023 and December 31, 2022 as compared to those in effect when the debt was issued or assumed.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, unsecured term loans, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of June 30, 2023		As of December 31, 2022
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)	Level 2	$2,257,864	$2,257,864	$2,167,889	$2,167,889
Unsecured term loans (1)	Level 2	1,558,175	1,558,175	802,875	802,875
Unsecured senior notes (2)	Level 2	11,555,749	13,479,366	11,331,989	13,220,961
Secured and other debt (2)	Level 2	546,266	560,795	517,226	532,130
		$15,918,054	$17,856,200	$14,819,979	$16,723,855
(1)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

16. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2023, we had open commitments, including amounts reimbursable by customers of approximately $47.2 million, related to construction contracts of approximately $2.7 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2023, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of June 30, 2023, and December 31, 2022:

	Balance as of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$124,519	$141,773
Restricted cash (included in other assets)	10,128	8,923
Total	$134,647	$150,696

We paid $190.9 million and $144.1 million for interest, net of amounts capitalized, for the six months ended June 30, 2023 and 2022, respectively.

We paid $22.8 million and $16.4 million for income taxes, net of refunds, for the six months ended June 30, 2023 and 2022, respectively.

Accrued construction related costs totaled $653.0 million and $469.6 million as of June 30, 2023 and 2022, respectively.

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

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Inside the United States	$704.1	$679.6	$1,416.5	$1,344.8
Outside the United States	662.2	459.7	1,288.5	921.8
Revenue Outside of U.S. %	48.5%	40.3%	47.6%	40.7%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
(Amounts in millions)	2023	2022	2023	2022
Inside the United States	$11,299.5	$11,517.3	$613.4	$647.0
Outside the United States	12,878.7	12,257.4	677.8	704.3

Net Assets in Foreign Operations	$6,491.1	$6,330.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during a pandemic, such as COVID-19; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed reports on Forms 10-K.

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

Summary of 2023 Significant Activities

We completed the following significant activities during the six months ended June 30, 2023:

●	In January 2023, we satisfied the terms and conditions of the Escrow Agreement and the Term Loan was deemed executed and became effective. The Term Loan Agreement provides for a $740 million senior unsecured term loan facility (the “Term Loan Facility”). See “Liquidity and Capital Resources—Sources of Cash”.
●	In May 2023, we closed on the sale of a 100% interest in a non-core data center property located in Dallas, Texas for gross proceeds of approximately $151 million resulting in a net gain on sale of approximately $90 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.
●	In May and June 2023, we generated net proceeds of approximately $743.0 million from the issuance of approximately 7.8 million shares of common stock under our ATM program.

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

	As of June 30, 2023					As of December 31, 2022
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	118	22,188	2,924	1,308	84.6%	119	21,894	3,165	1,110	86.3%
Europe	114	8,542	3,637	226	77.1%	114	7,936	4,261	226	79.3%
Asia Pacific	11	1,653	192	88	77.1%	12	1,653	421	88	75.9%
Africa	12	1,287	1,728	12	75.6%	12	1,184	873	12	70.2%
Consolidated Portfolio	255	33,670	8,481	1,634	81.7%	257	32,667	8,720	1,436	83.5%
Managed Unconsolidated Portfolio	17	2,257	—	—	95.7%	18	2,389	—	—	98.4%
Non-Managed Unconsolidated Portfolio	44	3,383	360	2,307	87.1%	41	3,100	526	1,915	87.1%
Total Portfolio	316	39,310	8,841	3,941	82.9%	316	38,156	9,246	3,351	84.7%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of June 30, 2023, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the six months ended June 30, 2023 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,080	$224	$237	5.8%	$1	1.5
> 1 MW	666	$124	$154	24.0%	$2	5.5
Other (6)	301	$18	$25	40.0%	$2	4.9
New Leases Signed (5)
0 — 1 MW	281		$251		$9	3.7
> 1 MW	767		$126		$2	14.5
Other (6)	63		$58		$24	6.2
Leasing Activity Summary
0 — 1 MW	1,361		$240
> 1 MW	1,433		$139
Other (6)	364		$31
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2023 to 2024.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
June 30, 2023
Metropolitan Area	Total annualized rent (1)
Northern Virginia	17.5%
Chicago	8.1%
Frankfurt	6.4%
London	5.7%
New York	5.3%
Singapore	5.1%
Dallas	4.9%
Silicon Valley	4.9%
Amsterdam	4.2%
Sao Paulo	4.1%
Paris	2.4%
Johannesburg	2.4%
Portland	2.4%
Tokyo	1.8%
Phoenix	1.8%
Other	23.0%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the six months ended June 30, 2023 was approximately $54.3 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the six months ended June 30, 2023 as compared to December 31, 2022 is shown below.

Net Rentable Square Feet (in thousands)	Stabilized	Non-Stabilized	Total
As of December 31, 2022	23,160	9,507	32,667
New development and space reconfigurations	13	1,351	1,364
Transfers to stabilized from nonstabilized	2,435	(2,435)	—
Transfers to nonstabilized from stabilized	(1,417)	1,325	(92)
Dispositions / Sales	(270)	—	(270)
As of June 30, 2023	23,921	9,748	33,669

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Stabilized	$1,051,472	$924,600	$126,872	13.7%	$2,084,203	$1,852,275	$231,928	12.5%
Non-Stabilized	298,955	206,937	92,018	44.5%	596,192	400,812	195,380	48.7%
Rental and other services	1,350,427	1,131,537	218,890	19.3%	2,680,395	2,253,087	427,308	19.0%
Fee income and other	15,840	7,785	8,055	103.5%	24,595	13,557	11,038	81.4%
Total operating revenues	$1,366,267	$1,139,322	$226,945	19.9%	$2,704,990	$2,266,644	$438,346	19.3%

Total operating revenues increased by approximately $226.9 million and $438.3 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

Stabilized rental and other services revenue increased $126.9 million and $231.9 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to:

(i)	an increase of $84.3 million and $155.0 million, respectively, in utility reimbursement largely driven by power price and usage increases;
(ii)	an increase of $49.2 million and $77.1 million, respectively, in new leasing and renewals across all regions; and
(iii)	an increase of $5.7 million and $21.3 million, respectively, due to an increase in installation fees and annual CPI indexation of fixed power agreements.

Non-stabilized rental and other services revenue increased $92.0 million and $195.4 million in the three and six months ended June 30, 2023, compared to the same periods in 2022 driven primarily by:

(i)	an increase of $45.1 million and $103.0 million, respectively, due to the completion of our global development pipeline and related lease up operating activities. The markets with the biggest contributions were Northern Virginia, Portland, London and Paris; and
(ii)$48.4 million and $93.3 million, respectively, generated as a result of the Teraco acquisition in August 2022.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Stabilized	$292,110	$195,498	$96,612	49.4%	$568,832	$396,175	$172,657	43.6%
Non-Stabilized	82,824	27,928	54,896	196.6%	152,466	68,490	83,976	122.6%
Total Utilities	374,934	223,426	151,508	67.8%	721,298	464,665	256,633	55.2%

Stabilized	167,342	151,285	16,057	10.6%	332,741	301,730	31,011	10.3%
Non-Stabilized	57,420	46,791	10,629	22.7%	116,882	90,700	26,182	28.9%
Total Rental property operating and maintenance (excluding utilities)	224,762	198,076	26,686	13.5%	449,623	392,430	57,193	14.6%

Total Rental property operating and maintenance	599,696	421,502	178,194	42.3%	1,170,921	857,095	313,826	36.6%

Stabilized	38,211	40,200	(1,989)	(4.9)%	69,007	78,212	(9,205)	(11.8)%
Non-Stabilized	12,892	10,849	2,043	18.8%	26,875	23,061	3,814	16.5%
Total Property taxes and insurance	51,103	51,049	54	0.1%	95,882	101,273	(5,391)	(5.3)%

Total property level operating expenses	$650,799	$472,551	$178,248	37.7%	$1,266,803	$958,368	$308,435	32.2%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $96.6 million and $172.7 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to an increase in utility consumption and higher rates at certain properties in the stabilized portfolio.

Total non-stabilized utilities expenses increased by approximately $54.9 million and $84.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to:

(i)	an increase of approximately $29.2 million and $48.5 million, respectively, due to higher utility consumption in a growing portfolio of recently completed development sites. The markets with the biggest contributions were Northern Virginia, Portland, London and Paris;
(ii)	$11.3 million and $21.3 million, respectively, generated as a result of the Teraco acquisition in August 2022; and
(iii)	offset by a decrease in power agreement credits of $14.4 million and $14.1 million, respectively.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $16.1 million and $31.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to an increase in data center labor and common area maintenance expense.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased $10.6 million and $26.2 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher lease and common area maintenance expense in a growing portfolio of recently completed development sites.

Total Property Taxes and Insurance

Total property taxes and insurance remained constant in the three months ended June 30, 2023 as compared the same period in 2022, and decreased by approximately $5.4 million in the six months ended June 30, 2023 as compared to the same period in 2022 due to timing around favorable appeals of property tax assessments impacting tax years 2021-2023, mainly within the Chicago and Silicon Valley metro areas.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Depreciation and amortization	$432,573	$376,967	$55,606	14.8%	$853,771	$759,099	$94,672	12.5%
General and administrative	109,616	105,776	3,840	3.6%	221,536	204,289	17,247	8.4%
Transaction, integration and other expense	17,764	13,586	4,178	30.8%	30,031	25,554	4,477	17.5%
Other	655	70	585	835.7%	655	7,727	(7,072)	(91.5)%
Total other operating expenses	560,608	496,399	64,209	12.9%	1,105,993	996,669	109,324	11.0%
Total property level operating expenses	650,799	472,551	178,248	37.7%	1,266,803	958,368	308,435	32.2%
Total operating expenses	$1,211,407	$968,950	242,457	25.0%	$2,372,796	$1,955,037	$417,759	21.4%

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities increased approximately $39.1 million and decreased approximately $7.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties increased approximately $89.9 million and $87.1 million for the three and six months ended June 30, 2023 as compared to the same period in 2022 due to the disposition of a non-core asset in May 2023, resulting in a net gain on sale of $90 million.

Loss from Early Extinguishment of Debt

We had no extinguishment of debt in 2023. In February 2022, we redeemed the 4.750% Notes due 2025, which resulted in a $51.1 million loss.

Interest Expense

Interest expense increased approximately $42.1 million and $77.6 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 driven primarily by:

(i)	an increase of $19.2 million and $36.3 million, respectively, due to the issuances of the Euro term loan (€750 million) in August 2022 along with the U.S. dollar term loan ($740 million) in January 2023;
(ii)	an increase of $19.8 million and $36.5 million, respectively, in credit facilities interest expense as a result of higher average balances and higher interest rates;
(iii)	an increase of $8.5 million and $18.8 million, respectively, due to the Teraco acquisition; and
(iv)	offset by an increase in capitalized interest of $13.8 million and $25.8 million, respectively, as a result of increased construction activities and higher interest rates.

Income Tax Expense

Income tax expense remained constant in the three months ended June 30, 2023 as compared the same period in 2022, and increased by approximately $8.0 million in the six months ended June 30, 2023 as compared to the same period in 2022 due to increased profitability and jurisdictional rate mix in foreign jurisdictions.

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

For the six months ended June 30, 2023, our Parent generated net proceeds of approximately $743.0 million from the issuance of approximately 7.8 million shares of common stock under the Sales Agreement at an average price of $95.96 per share after payment of approximately $7.5 million of commissions to the agents. In addition, during such period our Parent entered into forward equity sale agreements with a financial institution acting as a forward purchaser under its ATM program with respect to approximately 3.5 million shares of its common stock at an initial forward sale price of approximately $97.68 per share. Our Parent did not initially receive any proceeds from the sale of shares of common stock by the forward purchaser. On July 26, 2023, we fully settled the forward sale agreements by issuing approximately 3.5 million shares, resulting in proceeds of approximately $336 million. As of June 30, 2023, approximately $408.7 million remained available for future sales under the program. For the six months ended June 30, 2022, we had no sales under the Sales Agreement.

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

Distributions out of our Parent’s current or accumulated earnings and profits are generally classified as ordinary income except to the extent that our Parent recognizes capital gains and declares a capital gains dividend, or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning before January 1, 2026. Distributions in excess of our Parent’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our Parent’s stock, are generally classified as a return of capital. Distributions in excess of our Parent’s current and accumulated earnings and profits and in excess of a stockholder’s U.S. federal income tax basis in our Parent’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis. However, we may also need to utilize borrowings under the global revolving credit facility to fund distributions.

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the six months ended June 30, 2023, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of June 30, 2023, we had $124.5 million of cash and cash equivalents, excluding $10.1 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At June 30, 2023, we had open commitments, related to construction contracts of approximately $2.7 billion, including amounts reimbursable of approximately $47.2 million.

We currently expect to incur approximately $1.1 billion to $1.3 billion of capital expenditures for our development programs during the six months ending December 31, 2023. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of June 30, 2023				As of December 31, 2022
	Net Rentable	Current	Future		Net Rentable	Current	Future
(in thousands)	Square Feet (1)	Investment (2)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$193,936	$—	$193,936	N/A	$118,452	$—	$118,452
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,128,835	$—	$1,128,835	N/A	$1,118,954	$—	$1,118,954
Space Held for Development (6)	1,634	247,896	—	247,896	1,437	245,483	—	245,483
Base Building Construction	4,076	777,638	580,759	1,358,397	3,918	693,926	649,640	1,343,566
Data Center Construction	4,405	1,878,734	2,849,359	4,728,093	4,802	2,180,060	3,299,457	5,479,517
Equipment Pool and Other Inventory	N/A	116,833	—	116,833	N/A	32,409	—	32,409
Campus, Tenant Improvements and Other	N/A	526,177	160,267	686,444	N/A	518,302	169,756	688,058
Total Construction in Progress and Land Held for Future Development	10,115	$4,870,049 (7)	$3,590,385	$8,460,434	10,157	$4,907,586	$4,118,853	$9,026,439
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through June 30, 2023.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2022.
(5)	Represents approximately 794 acres as of June 30, 2023 and approximately 842 acres as of December 31, 2022.
(6)	Excludes space held for development through unconsolidated entities.
(7)	Includes $40.2 million current investment classified as Assets Held for Sale in our condensed consolidated balance sheets.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 8.5 million square feet of Turn Key Flex® and Powered Base Building® product. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Development projects	$1,168,316	$897,251
Enhancement and improvements	4,275	8,697
Recurring capital expenditures	93,963	90,267
Total capital expenditures (excluding indirect costs)	$1,266,554	$996,215

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the six months ended June 30, 2023 and 2022 were $102.1 million and $70.8 million, respectively. Capitalized interest comprised approximately $54.7 million and $28.9 million of the total indirect costs capitalized for the six months ended June 30, 2023 and 2022, respectively. Capitalized interest in the six months ended June 30, 2023 increased, compared to the same period in 2022, due to an increase in qualifying activities.

Excluding capitalized interest, indirect costs in the six months ended June 30, 2023 increased compared to the same period in 2022 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2023.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of August 1, 2023, we had approximately $2.2 billion of borrowings available under our Global Revolving Credit Facilities.

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

In December 2022, Teraco entered into a syndicated loan facility worth R11.8 billion (approximately $681 million based on the exchange rate on December 6, 2022), of which R5.7 billion (approximately $329 million based on the exchange rate on December 6, 2022) was used to finance the company’s continued growth and R6.1 billion (approximately $329 million based on the exchange rate on December 6, 2022) refinanced and extended the average maturity profile of existing drawn debt. The new facility matures in December 2028.

On July 17, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $743 million of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and maintained a 35% interest in the joint venture. We have also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. We will continue to manage the day-to-day operations of the assets.

On July 26, 2023, we fully settled the forward sale agreements by issuing approximately 3.5 million shares, resulting in proceeds of approximately $336 million.

On July 27, 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.3 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and maintained a 20% interest in the joint venture. We will continue to manage the day‐to‐day operations of the assets.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and six months ended June 30, 2023, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of June 30, 2023 (in millions):

Debt Summary:
Fixed rate	$12,072.9
Variable rate debt subject to interest rate swaps	2,787.8
Total fixed rate debt (including interest rate swaps)	14,860.7
Variable rate—unhedged	2,995.6
Total	$17,856.3
Percent of Total Debt:
Fixed rate (including swapped debt)	83.2%
Variable rate	16.8%
Total	100.0%

Effective Interest Rate as of June 30, 2023
Fixed rate (including hedged variable rate debt)	2.52%
Variable rate	4.53%
Effective interest rate	2.86%

Our ratio of debt to total enterprise value was approximately 33% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2023 of $113.87). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, SORA, BBR, HIBOR, TIBOR, Base CD Rate and CDOR rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of June 30, 2023 our debt had a weighted average term to initial maturity of approximately 4.5 years (or approximately 4.8 years assuming exercise of extension options).

As of June 30, 2023, our pro-rata share of secured debt of unconsolidated entities was approximately $1,118.7 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$814,114	$783,578	$30,536
Net cash used in investing activities	(1,279,006)	(1,427,832)	148,826
Net cash provided by financing activities	484,332	633,091	(148,759)
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,440	$(11,163)	$30,603

The changes in the activities that comprise the increase in net cash used in investing activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Decrease in net cash used in investing activities	$39,019
Increase in cash used for improvements to investments in real estate	(301,633)
Decrease in cash contributed to investments in unconsolidated entities	203,757
Increase in net cash provided by proceeds from sale of real estate	150,771
Other changes	56,912
Decrease in net cash provided by investing activities	$148,826

The decrease in net cash provided by investing activities was primarily due to:

(i)	an increase in spend on development projects of approximately $302 million;
(ii)	an increase in cash provided by the sale of a non-core data center property located in Dallas, Texas for gross proceeds of approximately $151 million; and
(iii)	offset by a decrease in cash contributed to various investments in unconsolidated entities in March 31, 2022, primarily with Mitsubishi and Ascenty.

The changes in the activities that comprise the increase in net cash used in financing activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Decrease in cash provided by short-term borrowings	$(1,010,673)
Decrease in cash provided by proceeds from secured / unsecured debt	(319,266)
Decrease in cash used for repayment on secured / unsecured debt	447,656
Increase in cash provided by proceeds from issuance of common stock, net of costs	742,225
Increase in cash used for dividend and distribution payments	(50,605)
Other changes, net	41,904
Decrease in net cash provided by financing activities	$(148,759)

The decrease in net cash provided by financing activities was primarily due to:

(i)	a decrease in cash proceeds from short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the issuance of notes in 2022 (2032 Notes in January 2022 and Swiss Franc Notes in March 2022), offset by the closing of the USD Term Loan in January 2023;
(iii)	a decrease in cash used for repayment of unsecured notes (in 2022, we redeemed the 4.750% Notes due 2025 ($450 million));
(iv)	offset by an increase in cash provided by proceeds from the issuance of approximately 7.8 million shares of common stock, net of costs, of approximately $743.0 million under our ATM program; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2023, amounted to 2.1%% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of June 30, 2023, approximately 0.2 million common units of Digital Realty Trust, L.P. that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP Net Income Available to Common Stockholders	$108,003	$53,246	$166,548	$116,346
Non-GAAP Adjustments:
Non-controlling interests in operating partnership	2,500	1,500	4,000	3,100
Real estate related depreciation and amortization (1)	424,044	369,327	836,236	743,489
Depreciation related to non-controlling interests	(14,144)	—	(27,532)	—
Unconsolidated JV real estate related depreciation and amortization	35,386	29,022	69,105	58,341
Gain on real estate transactions	(89,946)	(1,144)	(97,771)	(3,914)
FFO available to common stockholders and unitholders (2)	$465,843	$451,951	$950,586	$917,362
Basic FFO per share and unit	$1.54	$1.56	$3.17	$3.16
Diluted FFO per share and unit (2)(3)	$1.52	$1.55	$3.13	$3.16
Weighted average common stock and units outstanding
Basic	301,593	290,528	299,452	290,346
Diluted (2)(3)	313,022	290,944	310,588	290,716

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$432,573	$376,967	$853,771	$759,099
Non-real estate depreciation	(8,529)	(7,640)	(17,535)	(15,610)
	$424,044	$369,327	$836,236	$743,489

(2)	Rollover Shareholders have the right to put their shares in Remaining Teraco Interests to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, the net income allocated to the Rollover Shareholders is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common stock and units outstanding	301,593	290,528	299,452	290,346
Add: Effect of dilutive securities	11,429	416	11,136	370
Weighted average common stock and units outstanding—diluted	313,022	290,944	310,588	290,716

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2023, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,072.9	$10,134.8
Variable rate debt subject to interest rate swaps	2,787.8	2,787.8
Total fixed rate debt (including interest rate swaps)	14,860.7	12,922.6
Variable rate debt	2,995.5	2,995.5
Total outstanding debt	$17,856.2	$15,918.1

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2023:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0.9
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0.9)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	1.8
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(1.8)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	222.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(285.1)

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

Foreign Currency Exchange Risk

We are subject to risk from the effects of exchange rate movements of a variety of foreign currencies, which may affect future costs and cash flows. Our primary currency exposures are to the Euro, Japanese yen, British pound sterling, Singapore dollar and South African rand. Our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty entity’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuations by financing our investments in local currency denominations in order to reduce our exposure to any foreign currency transaction gains or losses resulting from transactions entered into in currencies other than the functional currencies of the associated entities. We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. In addition, we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2023, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended June 30, 2023, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2023, Digital Realty Trust, Inc. issued an aggregate of 36,773 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2023, Digital Realty Trust, L.P. issued an aggregate of 36,773 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended June 30, 2023, an aggregate of 20,788 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 15,985 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $42.4 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Incorporated by
Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
2.1	Amendment No. 1 to Purchase Agreement dated as of January 23, 2020, by and among Digital Realty Trust, Inc., Digital Intrepid Holding B.V. and InterXion Holding N.V.	8-K	001-32336	01/27/2020	2.1
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-Q	001-32336 and 000-54023	05/11/2020	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
21.1	List of Subsidiaries of Digital Realty Trust, Inc.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Equity/Capital for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 4, 2023	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

August 4, 2023	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

August 4, 2023	/S/ PETER C. OLSON
Peter C. Olson Global Controller & Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

August 4, 2023	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

August 4, 2023	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

August 4, 2023	/S/ PETER C. OLSON
Peter C. Olson Global Controller & Chief Accounting Officer (principal accounting officer)