Form 10-Q
period 2023-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2023-11-09
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at November 3, 2023
Common Stock, $.01 par value per share	302,852,090

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2023 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of September 30, 2023, the Parent owned an approximate 97.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of September 30, 2023, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$23,598,260	$23,774,662
Investments in unconsolidated entities	2,180,313	1,991,426
Net investments in real estate	25,778,573	25,766,088
Operating lease right-of-use assets, net	1,274,410	1,351,329
Cash and cash equivalents	1,062,050	141,773
Accounts and other receivables, net	1,325,725	969,292
Deferred rent, net	586,418	601,590
Goodwill	8,998,074	9,208,497
Customer relationship value, deferred leasing costs and intangibles, net	2,506,198	3,092,627
Other assets	401,069	353,802
Total assets	$41,932,517	$41,484,998
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,698,780	$2,150,451
Unsecured term loans, net	1,524,663	797,449
Unsecured senior notes, net of discount	13,072,102	13,120,033
Secured and other debt, including premiums	574,231	528,870
Operating lease liabilities	1,404,510	1,471,044
Accounts payable and other accrued liabilities	2,147,104	1,868,885
Deferred tax liabilities, net	1,088,724	1,192,752
Accrued dividends and distributions	—	363,716
Security deposits and prepaid rents	385,521	369,654
Total liabilities	21,895,635	21,862,854

Redeemable noncontrolling interests	1,360,308	1,514,679
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of September 30, 2023 and December 31, 2022	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 302,846 and 291,148 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,002	2,887
Additional paid-in capital	23,239,088	22,142,868
Accumulated dividends in excess of earnings	(4,900,758)	(4,698,313)
Accumulated other comprehensive loss, net	(882,996)	(595,798)
Total stockholders’ equity	18,190,026	17,583,334
Noncontrolling interests	486,548	524,131
Total equity	18,676,574	18,107,465
Total liabilities and equity	$41,932,517	$41,484,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Rental and other services	$1,394,613	$1,184,165	$4,075,008	$3,437,252
Fee income and other	7,819	7,918	32,414	21,475
Total operating revenues	1,402,432	1,192,083	4,107,422	3,458,727
Operating Expenses:
Rental property operating and maintenance	607,544	477,731	1,778,465	1,334,826
Property taxes and insurance	76,568	43,862	172,450	145,135
Depreciation and amortization	420,613	388,704	1,274,384	1,147,803
General and administrative	110,721	97,447	332,257	301,736
Transactions and integration	14,465	25,862	44,496	51,416
Provision for impairment	113,000	—	113,000	—
Other	1,295	1,096	1,950	8,823
Total operating expenses	1,344,206	1,034,702	3,717,002	2,989,739
Operating income	58,226	157,381	390,420	468,988
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(19,793)	(12,254)	163	14,616
Gain on disposition of properties, net	810,688	173,990	900,634	176,760
Other income, net	24,812	15,752	18,162	31,811
Interest expense	(110,767)	(76,502)	(324,103)	(212,250)
Income tax expense	(17,228)	(19,576)	(54,855)	(49,226)
Net income	745,938	238,791	930,421	379,564
Net (income) attributable to noncontrolling interests	(12,320)	(1,716)	(9,893)	(5,781)
Net income attributable to Digital Realty Trust, Inc.	733,618	237,075	920,528	373,783
Preferred stock dividends	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common stockholders	$723,437	$226,894	$889,985	$343,240
Net income per share available to common stockholders:
Basic	$2.40	$0.79	$3.00	$1.20
Diluted	$2.33	$0.75	$2.93	$1.15
Weighted average common shares outstanding:
Basic	301,827	286,693	296,184	285,312
Diluted	311,341	296,415	306,735	294,257

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$745,938	$238,791	$930,421	$379,564
Other comprehensive income (loss):
Foreign currency translation adjustments	(190,425)	(535,246)	(478,792)	(843,036)
Increase in fair value of derivatives	48,580	7,154	61,730	6,166
Reclassification to interest expense from derivatives	(9,349)	(1,092)	(23,387)	(1,154)
Other comprehensive loss	(151,194)	(529,184)	(440,449)	(838,024)
Comprehensive income (loss)	594,744	(290,393)	489,972	(458,460)
Comprehensive (income) loss attributable to noncontrolling interests	(2,354)	140,225	142,605	143,319
Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$592,390	$(150,168)	$632,577	$(315,141)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2023	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2023	$1,367,422	$731,690	299,240,366	2,967	$22,882,200	$(5,253,917)	$(741,484)	$483,702	$18,105,158
Conversion of common units to common stock	—	—	15,435	1	1,150	—	—	(1,151)	—
Vesting of restricted stock, net	—	—	66,419	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	3,454,148	34	335,279	—	—	—	335,313
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	69,658	—	3,551	—	—	—	3,551
Amortization of unearned compensation regarding share-based awards	—	—	—	—	19,230	—	—	—	19,230
Reclassification of vested share-based awards	—	—	—	—	(1,490)	—	—	1,490	—
Adjustment to redeemable noncontrolling interests	1,116	—	—	—	(1,116)	—	—	—	(1,116)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(370,278)	—	(7,823)	(378,101)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(64)	(64)
Net income	(2,657)	—	—	—	—	733,618	—	14,977	748,595
Other comprehensive income (loss)	(5,383)	—	—	—	284	—	(141,512)	(4,583)	(145,811)
Balance as of September 30, 2023	$1,360,308	$731,690	302,846,026	$3,002	$23,239,088	$(4,900,758)	$(882,996)	$486,548	$18,676,574

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2023	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2022	$1,514,679	$731,690	291,148,222	$2,887	$22,142,868	$(4,698,313)	$(595,798)	$524,131	$18,107,465
Conversion of common units to common stock	—	—	77,432	2	5,590	—	—	(5,592)	—
Vesting of restricted stock, net	—	—	221,907	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	11,274,926	112	1,077,426	—	—	—	1,077,538
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	123,539	1	(23)	—	—	—	(22)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	54,785	—	—	—	54,785
Reclassification of vested share-based awards	—	—	—	—	(37,567)	—	—	37,567	—
Adjustment to redeemable noncontrolling interests	3,238	—	—	—	(3,238)	—	—	—	(3,238)
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,092,430)	—	(23,204)	(1,115,634)
Contributions from (distributions to) noncontrolling interests	129	—	—	—	—	—	—	4,441	4,441
Deconsolidation of noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income	(9,386)	—	—	—	—	920,528	—	19,279	939,807
Other comprehensive income (loss)	(147,782)	—	—	—	(753)	—	(287,198)	(4,716)	(292,667)
Balance as of September 30, 2023	$1,360,308	$731,690	302,846,026	$3,002	$23,239,088	$(4,900,758)	$(882,996)	$486,548	$18,676,574

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2022	$41,047	$731,690	284,733,922	2,824	$21,091,364	$(4,211,685)	$(475,561)	$491,587	$17,630,219
Conversion of common units to common stock	—	—	6,253	—	503	—	—	(503)	—
Vesting of restricted stock, net	—	—	45,630	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs			2,658,539	27	399,695			—	399,722
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	63,863	—	11,684	—	—	—	11,684
Amortization of unearned compensation regarding share-based awards	—	—	—	—	21,288	—	—	—	21,288
Reclassification of vested share-based awards	—	—	—	—	(933)	—	—	933	—
Adjustment to redeemable noncontrolling interests	(4,783)	—	—	—	4,783	—	—	—	4,783
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(351,410)	—	(7,314)	(358,724)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	10,379	10,379
Net income/(loss)	(3,423)	—	—	—	—	237,075	—	5,139	242,214
Other comprehensive income (loss)	(132,821)	—	—	—	—	—	(387,243)	(9,120)	(396,363)
Balance as of September 30, 2022	$1,429,920	$731,690	287,508,207	$2,851	$21,528,384	$(4,336,201)	$(862,804)	$491,101	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2022	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787
Conversion of common units to common stock	—	—	23,550	—	1,962	—	—	(1,962)	—
Vesting of restricted stock, net	—	—	305,054	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	2,700,727	27	400,851	—	—	—	400,878
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	63,863	—	4,541	—	—	—	4,541
Amortization of unearned compensation regarding share-based awards	—	—	—	—	62,253	—	—	—	62,253
Reclassification of vested share-based awards	—	—	—	—	(29,210)	—	—	29,210	—
Adjustment to redeemable noncontrolling interests	(12,124)	—	—	—	12,124	—	—	—	12,124
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,047,512)	—	(23,127)	(1,070,639)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests	1,703	—	—	—	—	—	—	21,906	21,906
Net income	(3,353)	—	—	—	—	373,783	—	9,134	382,917
Other comprehensive income (loss)	(132,821)	—	—	—	—	—	(688,924)	(16,279)	(705,203)
Balance as of September 30, 2022	$1,429,920	$731,690	287,508,207	$2,851	$21,528,384	$(4,336,201)	$(862,804)	$491,101	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$930,421	$379,564
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(900,634)	(176,760)
Provision for impairment	113,000	—
Equity in loss of unconsolidated entities	(163)	(14,616)
Distributions from unconsolidated entities	51,068	34,587
Depreciation and amortization	1,274,384	1,147,803
Amortization of share-based compensation	54,785	62,253
Loss from early extinguishment of debt	—	51,135
Straight-lined rents and amortization of above and below market leases	(18,597)	(38,190)
Amortization of deferred financing costs and debt discount / premium	19,705	13,764
Other items, net	(20,345)	14,511
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(343,767)	(276,953)
Increase in accounts payable and other liabilities	12,618	5,866
Net cash provided by operating activities	1,172,475	1,202,964
Cash flows from investing activities:
Improvements to investments in real estate	(2,466,462)	(1,753,520)
Cash paid for business combination / asset acquisitions, net of cash acquired	(45,856)	(1,877,092)
Investment in unconsolidated entities, net	(12,421)	(240,541)
Proceeds from sale of assets	2,470,684	203,995
Other investing activities, net	(44,651)	(60,776)
Net cash used in investing activities	(98,706)	(3,727,934)
Cash flows from financing activities:
Net (payments on) proceeds from credit facilities	(443,337)	1,968,149
Borrowings on secured / unsecured debt	827,759	2,426,865
Repayments on secured / unsecured debt	(3,081)	(741,347)
Premium paid for early extinguishment of debt	—	(49,662)
Capital contributions from noncontrolling interests, net	4,570	17,977
Proceeds from issuance of common stock, net	1,077,538	400,878
Payments of dividends and distributions	(1,510,463)	(1,440,481)
Other financing activities, net	(61,261)	(14,851)
Net cash (used in) provided by financing activities	(108,275)	2,567,528
Net increase in cash, cash equivalents and restricted cash	965,494	42,558
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43,745)	(8,098)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$1,072,445	$185,944

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	September 30,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$23,598,260	$23,774,662
Investments in unconsolidated entities	2,180,313	1,991,426
Net investments in real estate	25,778,573	25,766,088
Operating lease right-of-use assets, net	1,274,410	1,351,329
Cash and cash equivalents	1,062,050	141,773
Accounts and other receivables, net	1,325,725	969,292
Deferred rent, net	586,418	601,590
Goodwill	8,998,074	9,208,497
Customer relationship value, deferred leasing costs and intangibles, net	2,506,198	3,092,627
Other assets	401,069	353,802
Total assets	$41,932,517	$41,484,998
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,698,780	$2,150,451
Unsecured term loans, net	1,524,663	797,449
Unsecured senior notes, net	13,072,102	13,120,033
Secured and other debt, including premiums	574,231	528,870
Operating lease liabilities	1,404,510	1,471,044
Accounts payable and other accrued liabilities	2,147,104	1,868,885
Deferred tax liabilities, net	1,088,724	1,192,752
Accrued dividends and distributions	—	363,716
Security deposits and prepaid rents	385,521	369,654
Total liabilities	21,895,635	21,862,854

Redeemable noncontrolling interests	1,360,308	1,514,679
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of September 30, 2023 and December 31, 2022	731,690	731,690
Common units, 302,846 and 291,148 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18,341,332	17,447,442
Limited Partners, 6,479 and 6,289 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	465,548	436,942
Accumulated other comprehensive loss	(907,178)	(613,423)
Total partners’ capital	18,631,392	18,002,651
Noncontrolling interests in consolidated entities	45,182	104,814
Total capital	18,676,574	18,107,465
Total liabilities and capital	$41,932,517	$41,484,998

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Rental and other services	$1,394,613	$1,184,165	$4,075,008	$3,437,252
Fee income and other	7,819	7,918	32,414	21,475
Total operating revenues	1,402,432	1,192,083	4,107,422	3,458,727
Operating Expenses:
Rental property operating and maintenance	607,544	477,731	1,778,465	1,334,826
Property taxes and insurance	76,568	43,862	172,450	145,135
Depreciation and amortization	420,613	388,704	1,274,384	1,147,803
General and administrative	110,721	97,447	332,257	301,736
Transactions and integration	14,465	25,862	44,496	51,416
Provision for impairment	113,000	—	113,000	—
Other	1,295	1,096	1,950	8,823
Total operating expenses	1,344,206	1,034,702	3,717,002	2,989,739
Operating income	58,226	157,381	390,420	468,988
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(19,793)	(12,254)	163	14,616
Gain on disposition of properties, net	810,688	173,990	900,634	176,760
Other income, net	24,812	15,752	18,162	31,811
Interest expense	(110,767)	(76,502)	(324,103)	(212,250)
Income tax expense	(17,228)	(19,576)	(54,855)	(49,226)
Net income	745,938	238,791	930,421	379,564
Net loss attributable to noncontrolling interests	3,980	3,684	10,407	2,719
Net income attributable to Digital Realty Trust, L.P.	749,918	242,475	940,828	382,283
Preferred units distributions	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common unitholders	$739,737	$232,294	$910,285	$351,740
Net income per unit available to common unitholders:
Basic	$2.40	$0.79	$3.00	$1.20
Diluted	$2.33	$0.75	$2.93	$1.15
Weighted average common units outstanding:
Basic	308,024	292,536	302,316	291,084
Diluted	317,538	302,258	312,867	300,028

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$745,938	$238,791	$930,421	$379,564
Other comprehensive income (loss):
Foreign currency translation adjustments	(190,425)	(535,246)	(478,792)	(843,036)
Increase in fair value of derivatives	48,580	7,154	61,730	6,166
Reclassification to interest expense from derivatives	(9,349)	(1,092)	(23,387)	(1,154)
Other comprehensive loss	(151,194)	(529,184)	(440,449)	(838,024)
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$594,744	$(290,393)	$489,972	$(458,460)
Comprehensive loss attributable to noncontrolling interests	10,772	136,505	156,348	135,540
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$605,516	$(153,888)	$646,320	$(322,920)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2023	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2023	$1,367,422	30,200,000	$731,690	299,240,366	$17,631,250	6,483,064	$457,107	$(762,492)	$47,603	$18,105,158
Conversion of limited partner common units to general partner common units	—	—	—	15,435	1,151	(15,435)	(1,151)	—	—	—
Vesting of restricted common units, net	—	—	—	66,419	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	3,454,148	335,313	—	—	—	—	335,313
Issuance of limited partner common units, net	—	—	—	—	—	11,765	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	69,658	3,551	—	—	—	—	3,551
Amortization of share-based compensation	—	—	—	—	19,230	—	—	—	—	19,230
Reclassification of vested share-based awards	—	—	—	—	(1,490)	—	1,490	—	—	—
Adjustment to redeemable partnership units	1,116	—	—	—	(1,116)	—	—	—	—	(1,116)
Distributions	(190)	—	(10,181)	—	(370,278)	—	(7,823)	—	—	(388,282)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(64)	(64)
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—
Net income	(2,657)	—	10,181	—	723,437	—	15,925	—	(948)	748,595
Other comprehensive income (loss)	(5,383)	—	—	—	284	—	—	(144,686)	(1,409)	(145,811)
Balance as of September 30, 2023	$1,360,308	30,200,000	$731,690	302,846,026	$18,341,332	6,479,394	$465,548	$(907,178)	$45,182	$18,676,574

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2023	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2022	$1,514,679	30,200,000	$731,690	291,148,222	$17,447,442	6,288,669	$436,942	$(613,423)	$104,814	$18,107,465
Conversion of limited partner common units to general partner common units	—	—	—	77,432	5,592	(77,432)	(5,592)	—	—	—
Vesting of restricted common units, net	—	—	—	221,907	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	11,274,926	1,077,539	—	—	—	—	1,077,539
Issuance of limited partner common units, net	—	—	—	—	—	268,157	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	123,539	(23)	—	—	—	—	(23)
Amortization of share-based compensation	—	—	—	—	54,785	—	—	—	—	54,785
Reclassification of vested share-based awards	—	—	—	—	(37,567)	—	37,567	—	—	—
Adjustment to redeemable partnership units	3,238	—	—	—	(3,238)	—	—	—	—	(3,238)
Distributions	(570)	—	(30,543)	—	(1,092,430)	—	(23,204)	—	—	(1,146,177)
Contributions from noncontrolling interests in consolidated entities	129	—	—	—	—	—	—	—	4,441	4,441
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income	(9,386)	—	30,543	—	889,985	—	19,835	—	(556)	939,807
Other comprehensive income (loss)	(147,782)	—	—	—	(753)	—	—	(293,755)	1,841	(292,667)
Balance as of September 30, 2023	$1,360,308	30,200,000	$731,690	302,846,026	$18,341,332	6,479,394	$465,548	$(907,178)	$45,182	$18,676,574

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2022	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2022	$41,047	30,200,000	$731,690	284,733,922	$16,882,503	6,299,478	$446,937	$(490,285)	$59,374	$17,630,219
Conversion of limited partner common units to general partner common units	—	—	—	6,253	503	—	(503)	—	—	—
Vesting of restricted common units, net	—	—	—	45,630	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	—	2,658,539	399,722	—	—	—	—	399,722
Issuance of limited partner common units, net	—	—	—	—	—	(4,810)	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	63,863	11,684	—	—	—	—	11,684
Amortization of share-based compensation	—	—	—	—	21,288	—	—	—	—	21,288
Reclassification of vested share-based awards	—	—	—	—	(933)	—	933	—	—	—
Adjustment to redeemable partnership units	(4,783)	—	—	—	4,783	—	—	—	—	4,783
Distributions	(190)	—	—	—	(361,591)	—	(7,314)	—	—	(368,905)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	10,379	10,379
Net income/(loss)	(3,423)	—	—	—	237,075	—	5,275	—	(136)	242,214
Other comprehensive income (loss)	(132,821)	—	—	—	—	—		(396,363)	—	(396,363)
Balance as of September 30, 2022	$1,429,920	30,200,000	$731,690	287,508,207	$17,195,034	6,294,668	$445,328	$(886,648)	$69,617	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2022	Common Units	Units	Amount	Units	Amount	Units	Amount	Income (Loss), Net	Interests	Total Capital

Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	23,550	1,962	(17,297)	(1,962)	—	—	—
Vesting of restricted common units, net	—	—	—	305,054	—	—	—	—	—	—
Payment of common unit offering costs and other, net	—	—	—	2,658,539	395,909	—	—	—	—	395,909
Issuance of limited partner common units, net	—	—	—	—	—	380,194	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	106,051	9,510	—	—	—	—	9,510
Amortization of share-based compensation	—	—	—	—	62,253	—	—	—	—	62,253
Reclassification of vested share-based awards	—	—	—	—	(29,210)	—	29,210	—	—	—
Adjustment to redeemable partnership units	(12,124)	—	—	—	12,124	—	—	—	—	12,124
Distributions	(570)	—	—	—	(1,078,055)	—	(23,127)	—	—	(1,101,182)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	1,703	—	—	—	136,708	—	3,030	—	21,906	161,644
Net income	(3,353)	—	—	—	237,075	—	5,275	—	829	243,179
Other comprehensive income (loss)	(132,821)	—	—	—	—	—	—	(705,203)	—	(705,203)
Balance as of September 30, 2022	$1,429,920	30,200,000	$731,690	287,508,207	$17,195,034	6,294,668	$445,328	$(886,648)	$69,617	$17,555,021

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$930,421	$379,564
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(900,634)	(176,760)
Provision for impairment	113,000	—
Equity in loss of unconsolidated entities	(163)	(14,616)
Distributions from unconsolidated entities	51,068	34,587
Depreciation and amortization	1,274,384	1,147,803
Amortization of share-based compensation	54,785	62,253
Loss from early extinguishment of debt	—	51,135
Straight-lined rents and amortization of above and below market leases	(18,597)	(38,190)
Amortization of deferred financing costs and debt discount / premium	19,705	13,764
Other items, net	(20,345)	14,511
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(343,767)	(276,953)
Increase in accounts payable and other liabilities	12,618	5,866
Net cash provided by operating activities	1,172,475	1,202,964
Cash flows from investing activities:
Improvements to investments in real estate	(2,466,462)	(1,753,520)
Cash paid for business combination / asset acquisitions, net of cash acquired	(45,856)	(1,877,092)
Investment in unconsolidated entities, net	(12,421)	(240,541)
Proceeds from sale of assets	2,470,684	203,995
Other investing activities, net	(44,651)	(60,776)
Net cash used in investing activities	(98,706)	(3,727,934)
Cash flows from financing activities:
Net (payments on) proceeds from credit facilities	(443,337)	1,968,149
Borrowings on secured / unsecured debt	827,759	2,426,865
Repayments on secured / unsecured debt	(3,081)	(741,347)
Premium paid for early extinguishment of debt	—	(49,662)
Capital contributions from noncontrolling interests, net	4,570	17,977
General partner contributions	1,077,538	400,878
Payments of dividends and distributions	(1,510,463)	(1,440,481)
Other financing activities, net	(61,261)	(14,851)
Net cash (used in) provided by financing activities	(108,275)	2,567,528
Net increase in cash, cash equivalents and restricted cash	965,494	42,558
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43,745)	(8,098)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$1,072,445	$185,944

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as filed with the SEC, and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of September 30, 2023	As of December 31, 2022
Land	$1,064,058	$1,061,408
Acquired ground lease	87	6,006
Buildings and improvements	23,998,641	24,287,103
Tenant improvements	824,244	781,540
	25,887,030	26,136,057
Accumulated depreciation and amortization	(7,489,193)	(7,268,981)
Investments in operating properties, net	18,397,837	18,867,076
Construction in progress and space held for development	5,020,464	4,789,134
Land held for future development	179,959	118,452
Investments in properties, net	$23,598,260	$23,774,662

Asset Dispositions

On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $238 million. We have also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. In addition, GI Partners has a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option must be delivered by written notice to the Company no later than January 9, 2024. We continue to manage the day-to-day operations of the assets.

On July 25, 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.3 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $577 million. We will continue to manage the day‐to‐day operations of the assets.

3. Business Combinations

On August 1, 2022, we completed the acquisition of a 61.1% indirect controlling interest in Teraco, a leading carrier-neutral data center and interconnection services provider in South Africa (the “Teraco Acquisition”). The total purchase price was $1.7 billion cash, funded by our global revolving credit facility and partial settlement of our forward equity sale agreements described under Note 11. “Equity and Capital—Forward Equity Sale.” Teraco controls (and consolidates) the Teraco Connect Trust (the “Trust”) that was created as part of the Broad Based Black Economic Empowerment Program in South Africa. The Trust owns a 12% interest in Teraco’s primary operating company, however, because Teraco (and the Company) controls the Trust, the Trust is consolidated by Teraco (and the Company). If the Trust was not consolidated by Teraco, the Company’s ownership interest in Teraco would be approximately 55%.

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its condensed consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest (a $3.0 million and $9.9 million net loss for the three and nine months ended September 30, 2023, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis. For the nine months ended September 30, 2023, no such adjustment was required.

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

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2073. As of September 30, 2023, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of September 30, 2023, the termination dates of these ground leases generally range from 2024 to 2049. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2023 to 2041. The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $37.4 million and $36.0 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $114.1 million and $109.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2023	December 31, 2022
Accounts receivable – trade	$666,069	$551,393
Allowance for doubtful accounts	(46,643)	(33,048)
Accounts receivable – trade, net	619,426	518,345

Accounts receivable – customer recoveries	254,279	170,012
Value-added tax receivables	270,724	167,459
Accounts receivable – installation fees	80,697	60,663
Other receivables	100,599	52,813
Accounts and other receivables, net	$1,325,725	$969,292

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred rent, net

Deferred rent, net represents rental income that has been recognized as revenue under ASC 842, but which is not yet due from customers under their existing rental agreements. The Company recognizes an allowance against deferred rent receivables to the extent it becomes no longer probable that a customer or group of customers will be able to make substantially all of their required cash rental payments over the entirety of their respective lease terms. As of September 30, 2023, allowance for deferred rent receivables increased primarily due to a customer bankruptcy.

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2023	December 31, 2022
Deferred rent receivables	$619,092	$612,439
Allowance for deferred rent receivables	(32,674)	(10,849)
Deferred rent, net	$586,418	$601,590

6. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

		Balance as of	Balance as of
	% Ownership	September 30, 2023	December 31, 2022
Americas (1)	Various %	$1,257,262	$912,842
APAC (2)(5)	50%	525,104	543,524
EMEA (3)	Various %	59,402	62,570
Global (4)	42%	338,545	472,490
Total		$2,180,313	$1,991,426
(1)	Includes Ascenty, Clise, Colovore, GI Partners, Mapletree, Menlo, TPG Real Estate, and Walsh.
(2)	Includes BAM Digital Realty, Lumen, and MCDR.
(3)	Includes Medallion and Mivne.
(4)	Includes Digital Core REIT.
(5)	During the nine months ended September 30, 2023, we derecognized all assets, liabilities and 50% noncontrolling interests related to a joint venture that was previously consolidated and recognized an equity method investment of approximately $61.9 million based on the value of our 50% noncontrolling interest in the joint venture. We had concluded that we would consolidate the joint venture during the development phase of the buildings because we had the power to direct activities that most significantly impacted the joint venture’s economic performance, however, upon the building’s completion and commencing the operational phase, we no longer have the power to direct the activities that most significantly impact the joint venture’s economic performance and deconsolidated the joint venture and recognized the investment under the equity method as we still retained significant influence.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GI Partners Joint Venture – On July 13, 2023, we formed a joint venture with GI Partners. We contributed two stabilized hyperscale data center buildings in the Chicago metro area, at a purchase price of $900 million, to the new joint venture. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 35% interest in the joint venture. GI Partners contributed such cash to the joint venture in exchange for a 65% interest in the joint venture. We have also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. In addition, GI Partners has a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option must be delivered by written notice to the Company no later than January 9, 2024. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. DLR is to serve as the managing member responsible for operations in the ordinary course of business. However, certain approval rights are granted through the terms of the LLC agreement and require unanimous consent of both members with respect to any major decisions. Major decisions are defined to include the annual plan which sets out joint venture and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint venture under the equity method of accounting.

As of the date of the joint venture formation, we used a discounted cash flow model to calculate the fair value of our retained equity interest. The fair value of the retained interest was $157 million, and is classified as a Level 3 investment in the fair value hierarchy. The primary inputs to the valuation included volatility, hold period, and dividend yield.

TPG Real Estate Joint Venture – On July 25, 2023, we formed a joint venture with TPG Real Estate. We contributed three stabilized hyperscale data center buildings in Northern Virginia, at a purchase price of $1.5 billion, to the new joint venture. We received approximately $1.3 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 20% interest in the joint venture. TPG Real Estate contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. DLR is to serve as the managing member responsible for operations in the ordinary course of business. However, certain approval rights are granted through the terms of the LLC agreement and require unanimous consent of both members with respect to any major decisions. Major decisions are defined to include the annual plan which sets out joint venture and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint venture under the equity method of accounting.

As of the date of the joint venture formation, we used a discounted cash flow model to calculate the fair value of our retained equity interest. The fair value of the retained interest was $121 million, and is classified as a Level 3 investment in the fair value hierarchy. The primary inputs to the valuation included volatility, hold period, and dividend yield.

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

As of September 30, 2023, the Company held 36% of the outstanding DCRU units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 75% direct retained interest in the underlying German operating property.

The Company’s 36% interest in DCRU consisted of 406 million units and 396 million units as of September 30, 2023 and December 31, 2022, respectively. Based on the closing price per unit of $0.53 and $0.55 as of September 30, 2023 and December 31, 2022, respectively, the fair value of the units the Company owned in DCRU was approximately $215 million and $218 million as of September 30, 2023 and December 31, 2022, respectively.

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

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.4 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $7.3 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively, which is recorded as fee income and other on the condensed consolidated income statement.

In preparing our financial statements for the period ended September 30, 2023, we concluded that the decline in fair value of our equity investment in DCRU as of September 30, 2023 was other than temporary due to the length of time and extent to which the fair value of our investment has been less than the carrying value. As a result, we recorded an impairment charge of $95 million for the three months ended September 30, 2023, which was recorded to provision for impairment in our condensed consolidated income statements. The charge reflects the difference between the fair value of our equity investment in DCRU using DCRU’s share price as of September 30, 2023 and the carrying value of our equity investment in DCRU at September 30, 2023.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $12 million and $18 million as of September 30, 2023 and December 31, 2022, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

7. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at September 30, 2023 as compared to December 31, 2022 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	September 30, 2023			December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,861,384	$(898,951)	$1,962,433	$3,327,765	$(888,105)	$2,439,660
Acquired in-place lease value	1,089,444	(847,985)	241,459	1,369,526	(1,041,631)	327,895
Other	99,927	(31,037)	68,890	94,829	(26,788)	68,041
Acquired above-market leases	151,924	(148,697)	3,227	264,071	$(253,693)	10,378
Acquired below-market leases	(272,832)	224,148	(48,684)	(344,256)	255,821	(88,435)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $59.8 million and $65.7 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $194.4 million and $184.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.6 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $5.1 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing October 1, 2023 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2023	$43,576	$12,995	$1,122	$366	$(1,715)
2024	173,725	50,760	4,487	1,327	(6,656)
2025	173,183	49,246	4,447	1,070	(6,503)
2026	172,550	47,447	4,249	357	(5,773)
2027	172,158	38,180	4,235	48	(5,180)
Thereafter	1,227,241	42,831	3,832	59	(22,857)
Total	$1,962,433	$241,459	$22,372	$3,227	$(48,684)
(1)	Excludes power grid rights in the amount of approximately $46.5 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”), the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	September 30, 2023		December 31, 2022
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global revolving credit facilities	4.50%	$1,713,024	3.04%	$2,167,889
Unsecured term loans	4.78%	1,532,975	2.49%	802,875
Unsecured senior notes	2.24%	13,161,305	2.44%	13,220,961
Secured and other debt	7.84%	580,370	7.12%	532,130
Total	2.89%	$16,987,674	2.68%	$16,723,855

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	September 30, 2023		December 31, 2022
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,783,736	16.4%	$3,855,903	23.1%
British pound sterling (£)	1,890,845	11.1%	1,929,051	11.5%
Euro (€)	10,491,484	61.8%	9,325,126	55.8%
Other	1,821,609	10.7%	1,613,775	9.6%
Total	$16,987,674		$16,723,855

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of September 30, 2023 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2023	$—	$—	$109,272	$56	$109,328
2024	—	—	939,355	4,539	943,894
2025	—	792,975	1,175,205	567	1,968,747
2026	1,713,024	740,000	1,437,096	98,666	3,988,786
2027	—	—	1,163,908	207,353	1,371,261
Thereafter	—	—	8,336,469	269,189	8,605,658
Subtotal	$1,713,024	$1,532,975	$13,161,305	$580,370	$16,987,674
Unamortized net discounts	—	—	(33,067)	—	(33,067)
Unamortized deferred financing costs	(14,244)	(8,312)	(56,136)	(6,139)	(84,831)
Total	$1,698,780	$1,524,663	$13,072,102	$574,231	$16,869,776
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	A €375.0 million senior unsecured term loan facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. Our U.S. term loan facility of $740 million is subject to one twelve-month extension, provided that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	September 30, 2023	December 31, 2022
0.600% notes due 2023(1)	CHF	100,000	$108,310	Oct 02, 2023	$109,272	$108,121
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	634,380	642,300
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	304,975	302,075
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	487,960	483,320
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	687,245	695,825
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,136,598	1,150,788
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	300,498	297,331
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	163,908	162,181
3.700% notes due 2027(2)		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(2)		$900,000	900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	528,650	535,250
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	295,034	291,925
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	426,965	422,905
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	792,975	802,875
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	670,945	664,565
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	528,650	535,250
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,057,300	1,070,500
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	792,975	802,875
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	792,975	802,875
					$13,161,305	$13,220,961
Unamortized discounts, net of premiums					(33,067)	(37,280)
Deferred financing costs, net					(56,136)	(63,648)
Total unsecured senior notes, net of discount and deferred financing costs					$13,072,102	$13,120,033
(1)	Paid in full at maturity on October 2, 2023.
(2)	Subject to cross-currency swaps.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2023, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Euro Term Loan Agreement

On August 11, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into a term loan agreement (the “Euro Term Loan Agreement”) which governs (i) a €375,000,000 three-year senior unsecured term loan facility (the “2025 Term Facility”), the entire amount of which was funded on such date, and (ii) a €375,000,000 five-year senior unsecured term loan facility (the “2025-27 Term Facility” and, together with the 2025 Term Facility, collectively, the “Euro Term Loan Facilities”), comprised of €125,000,000 of initial term loans, the entire amount of which was funded on such date, and €250,000,000 of delayed draw term loan commitments that were funded on September 9, 2023. The Euro Term Loan Facilities provide for borrowings in Euros. The 2025 Term Facility matures on August 11, 2025. The 2025-27 Term Facility matures on August 11, 2025, subject to two maturity extension options of one year each; provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of the 2025-27 Term Facility commitments then outstanding.

USD Term Loan Agreement

On October 25, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into an escrow agreement (the “Escrow Agreement”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), certain lenders (the “Lenders”), and Arnold & Porter Kaye Scholer LLP, as escrow agent (the “Escrow Agent”), pursuant to which the Operating Partnership, the Company, the Administrative Agent and the Lenders delivered executed signature pages to a new term loan agreement among the Operating Partnership, the Company, the Lenders and the Administrative Agent (the “USD Term Loan Agreement”) to be held in escrow by the Escrow Agent and released by the Escrow Agent upon satisfaction of the terms described in the Escrow Agreement. On January 9, 2023, the terms and conditions of the Escrow Agreement were satisfied, and, on such date, the USD Term Loan Agreement was deemed executed and became effective. The USD Term Loan Agreement provides for a $740 million senior unsecured term loan facility (the “USD Term Loan Facility”). The USD Term Loan Facility provides for borrowings in U.S. dollars. The USD Term Loan Facility will mature on March 31, 2025, subject to one twelve-month extension option at the Operating Partnership’s option; provided, that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans under the USD Term Loan Facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income available to common stockholders	$723,437	$226,894	$889,985	$343,240
Plus: Loss attributable to redeemable noncontrolling interest (1)	(3,032)	(3,548)	(9,851)	(3,548)
Net income available to common stockholders - diluted EPS	726,469	223,346	899,836	339,692

Denominator:
Weighted average shares outstanding—basic	301,827	286,693	296,184	285,312
Potentially dilutive common shares:
Unvested incentive units	97	195	78	213
Unvested restricted stock	43	13	3	53
Forward equity offering	209	—	253	—
Market performance-based awards	166	86	90	112
Redeemable noncontrolling interest shares (1)	8,999	9,428	10,127	8,568
Weighted average shares outstanding—diluted	311,341	296,415	306,735	294,257
Income per share:
Basic	$2.40	$0.79	$3.00	$1.20
Diluted	$2.33	$0.75	$2.93	$1.15

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income available to common unitholders	$739,737	$232,294	$910,285	$351,740
Plus: Loss attributable to redeemable noncontrolling interest (1)	(3,032)	(3,548)	(9,851)	(3,548)
Net income available to common unitholders - diluted EPS	742,769	228,746	920,136	348,192

Denominator:
Weighted average units outstanding—basic	308,024	292,536	302,316	291,084
Potentially dilutive common units:
Unvested incentive units	97	195	78	213
Unvested restricted units	43	13	3	53
Forward equity offering	209	—	253	—
Market performance-based awards	166	86	90	112
Redeemable noncontrolling interest shares (1)	8,999	9,428	10,127	8,568
Weighted average units outstanding—diluted	317,538	302,258	312,867	300,028
Income per unit:
Basic	$2.40	$0.79	$3.00	$1.20
Diluted	$2.33	$0.75	$2.93	$1.15
(1)	Pursuant to the Put/Call Agreement with the Rollover Shareholders who remained after the Teraco Acquisition, the Rollover Shareholders have a put right on the Remaining Interest of Teraco that can be settled by the Company in Digital Realty Trust, Inc. shares, in cash, or a combination of cash and shares. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares subject to Forward Equity Offering	3,454	3,591	3,454	5,364
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,197	5,843	6,132	5,771
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,647	1,932	1,891	1,640
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,732	2,032	1,988	1,725
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,841	3,333	3,261	2,829
Total	15,871	16,731	16,726	17,329

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an ATM Equity OfferingSM Sales Agreement dated April 1, 2022, as amended in 2023 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the nine months ended September 30, 2023, Digital Realty Trust, Inc. generated net proceeds of approximately $1.1 billion from the issuance of approximately 11.3 million common shares under the 2022 Sales Agreement at an average price of $96.35 per share after payment of approximately $7.5 million of commissions to the agents. The 2022 Sales Agreement was terminated on August 4, 2023, and Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into a new ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). At the time of the termination, $408.7 million remained unsold under the 2022 Sales Agreement. Pursuant to the 2023 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. As of September 30, 2023, $1.5 billion remained available for future sales under the 2023 Sales Agreement. For the nine months ended September 30, 2022, we had no sales under the 2022 Sales Agreement.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Number of	Percentage of	Number of	Percentage of
	units	total	units	total
Digital Realty Trust, Inc.	302,846	97.9%	291,148	97.9%
Noncontrolling interests consist of:
Common units held by third parties	4,343	1.4%	4,375	1.5%
Incentive units held by employees and directors (see Note 13. "Incentive Plan")	2,136	0.7%	1,914	0.6%
	309,325	100.0%	297,437	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $750.9 million and $591.2 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2023 and December 31, 2022, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows activity for noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2023 (in thousands):

	Common Units	Incentive Units	Total
As of December 31, 2022	4,375	1,914	6,289
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(32)	(45)	(77)
Incentive units issued upon achievement of market performance condition	—	141	141
Grant of incentive units to employees and directors	—	166	166
Cancellation / forfeitures of incentive units held by employees and directors	—	(40)	(40)
As of September 30, 2023	4,343	2,136	6,479
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2023 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$356,214
May 24, 2023	June 30, 2023	2,625	3,071	4,485	365,937
August 9, 2023	September 29, 2023	2,625	3,071	4,485	370,278
		$7,875	$9,213	$13,455	$1,092,429
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the nine months ended September 30, 2023 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$364,204
May 24, 2023	June 30, 2023	2,625	3,071	4,485	373,833
August 9, 2023	September 29, 2023	2,625	3,071	4,485	378,352
		$7,875	$9,213	$13,455	$1,116,389
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2022	$(536,019)	$(59,779)	$(595,798)
Net current period change	(324,705)	60,369	(264,336)
Reclassification to interest expense from derivatives	—	(22,862)	(22,862)
Balance as of September 30, 2023	$(860,724)	$(22,272)	$(882,996)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2022	$(551,013)	$(62,410)	$(613,423)
Net current period change	(332,098)	61,730	(270,368)
Reclassification to interest expense from derivatives	—	(23,387)	(23,387)
Balance as of September 30, 2023	$(883,111)	$(24,067)	$(907,178)

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

The grant date fair value of the Market-Based Performance Awards was approximately $8.2 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

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

As of September 30, 2023, approximately 4.2 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended September 30,				September 30,	December 31,	compensation
Type of incentive award	2023	2022	2023	2022	2023	2022	(in years)
Long-term incentive units	$3.7	$5.1	$0.1	$—	$21.1	$20.7	2.3
Performance-based awards	3.1	5.5	0.1	0.2	25.0	30.3	2.3
Service-based restricted stock units	8.2	6.7	1.8	0.9	74.2	55.4	2.7
Interxion awards	0.3	1.6	—	—	0.2	1.9	0.3

	Nine Months Ended September 30,
	2023	2022	2023	2022
Long-term incentive units	$10.1	$16.7	$0.1	$0.1
Performance-based awards	8.6	16.1	0.2	0.4
Service-based restricted stock units	24.1	18.9	4.4	3.7
Interxion awards	1.6	3.7	0.1	—

Activity for LTIP Units and service-based Restricted Stock Units for the nine months ended September 30, 2023 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	279,258	$146.37
Granted	179,979	104.78
Vested	(163,717)	135.79
Cancelled or expired	(39,332)	136.30
Unvested, end of period	256,188	$125.46

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	507,837	$131.57
Granted	546,128	115.76
Vested	(295,575)	117.77
Cancelled or expired	(67,800)	117.32
Unvested, end of period	690,590	$126.38

14. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of September 30, 2023, we had cross-currency interest rate swaps outstanding with notional amounts of $1.55 billion and maturity dates ranging through 2028.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of these net investment hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Cross-currency interest rate swaps (included component) (1)		$(52,698)	$(26,141)	$(53,853)	$(26,141)
Cross-currency interest rate swaps (excluded component) (2)		14,006	28,848	28,423	28,848
Total		$(38,692)	$2,707	$(25,430)	$2,707

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2023	2022	2023	2022
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$5,505	$650	$16,699	$650

(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of September 30, 2023, we had derivatives designated as cash flow hedges on 50% of the Euro Term Loan Facilities (€750 million notional amount) and 68% of the USD term loan ($740 million notional amount). Amounts reported in accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of September 30, 2023, we estimate that an additional $11.7 million will be reclassified as a decrease to interest expense during the nine months ended September 30, 2023, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$(538)	$5,692	$(12,912)	$5,012

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2023	2022	2023	2022
Interest rate swaps	Interest expense	$3,845	$478	$6,688	$539

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$1,698	$84,890	$—	$108,621
Interest rate swaps	30,784	—	17,120	252
	$32,482	$84,890	$17,120	$108,873
(1)	As presented in our condensed consolidated balance sheets within other assets.
(2)	As presented in our condensed consolidated balance sheets within accounts payable and other accrued liabilities.

15. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2022 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on September 30, 2023 and December 31, 2022 as compared to those in effect when the debt was issued or assumed.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of September 30, 2023		As of December 31, 2022
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global revolving credit facilities (1)	Level 2	$1,713,024	$1,713,024	$2,167,889	$2,167,889
Unsecured term loans (1)	Level 2	1,532,975	1,532,975	802,875	802,875
Unsecured senior notes (2)	Level 2	11,462,950	13,161,305	11,331,989	13,220,961
Secured and other debt (2)	Level 2	564,923	580,370	517,226	532,130
		$15,273,872	$16,987,674	$14,819,979	$16,723,855
(1)	The carrying value of our unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

16. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2023, we had open commitments, including amounts reimbursable by customers of approximately $25.9 million, related to construction contracts of approximately $2.6 billion.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2023, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

The Division of Enforcement of the Securities and Exchange Commission is conducting an investigation into the adequacy of our disclosures of cybersecurity risks. We are cooperating with the SEC and are not aware of any cybersecurity issue or event that caused the Staff to open this matter. Responding to an investigation of this type can be costly and time-consuming. While we are unable to estimate the likelihood of the outcome of this matter, our potential cost or exposure or the duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition. If the SEC believes that violations occurred, it could seek remedies including an order prohibiting future violations and a civil money penalty.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of September 30, 2023, and December 31, 2022:

	Balance as of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,062,050	$141,773
Restricted cash (included in other assets)	10,395	8,923
Total	$1,072,445	$150,696

We paid $345.8 million and $252.5 million for interest, net of amounts capitalized, for the nine months ended September 30, 2023 and 2022, respectively.

We paid $60.1 million and $29.9 million for income taxes, net of refunds, for the nine months ended September 30, 2023 and 2022, respectively.

Accrued construction related costs totaled $607.6 million and $441.9 million as of September 30, 2023 and 2022, respectively.

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

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Inside the United States	$727.4	$707.3	$2,144.0	$2,052.1
Outside the United States	675.0	484.8	1,963.4	1,406.6
Revenue Outside of U.S. %	48.1%	40.7%	47.8%	40.7%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
(Amounts in millions)	2023	2022	2023	2022
Inside the United States	$10,739.9	$11,517.3	$608.7	$647.0
Outside the United States	12,858.4	12,257.4	665.7	704.3

Net Assets in Foreign Operations	$6,479.4	$6,330.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during a pandemic, such as COVID-19; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our annual report on Form 10-K for the year ended December 31, 2022 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Summary of 2023 Significant Activities

We completed the following significant activities during the nine months ended September 30, 2023:

●	In January 2023, we satisfied the terms and conditions of the Escrow Agreement and the USD Term Loan was deemed executed and became effective. The USD Term Loan Agreement provides for a $740 million senior unsecured term loan facility. See “Liquidity and Capital Resources—Sources of Cash”.
●	In 2023, we closed on the sale of three non-core assets for gross proceeds of approximately $340 million resulting in a net gain on sale in the aggregate of approximately $85 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.
●	In May, June and July 2023, we generated net proceeds of approximately $1.1 billion from the issuance of approximately 11.3 million shares of common stock under our ATM program.
●	In July 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $238 million. We have also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. In addition, GI Partners has a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option must be delivered by written notice to the Company no later than January 9, 2024. We continue to manage the day-to-day operations of the assets.
●	In July 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.3 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $577 million. We continue to manage the day‐to‐day operations of the assets.

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

	As of September 30, 2023					As of December 31, 2022
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	111	20,386	3,115	1,357	83.1%	119	21,894	3,165	1,110	86.3%
Europe	112	8,540	3,725	220	77.0%	114	7,936	4,261	226	79.3%
Asia Pacific	11	1,654	192	88	77.4%	12	1,653	421	88	75.9%
Africa	12	1,396	1,650	26	77.1%	12	1,184	873	12	70.2%
Consolidated Portfolio	246	31,976	8,682	1,691	80.9%	257	32,667	8,720	1,436	83.5%
Managed Unconsolidated Portfolio	22	4,081	35	—	94.6%	18	2,389	—	—	98.4%
Non-Managed Unconsolidated Portfolio	44	3,485	488	2,246	86.1%	41	3,100	526	1,915	87.1%
Total Portfolio	312	39,542	9,205	3,937	82.8%	316	38,156	9,246	3,351	84.7%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of September 30, 2023, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the nine months ended September 30, 2023 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,576	$236	$249	5.8%	$1	1.6
> 1 MW	794	$127	$154	21.6%	$2	5.0
Other (6)	395	$29	$48	64.0%	$6	5.0
New Leases Signed (5)
0 — 1 MW	416		$252		$10	3.7
> 1 MW	1,214		$159		$1	12.9
Other (6)	79		$63		$19	6.0
Leasing Activity Summary
0 — 1 MW	1,992		$250
> 1 MW	2,008		$157
Other (6)	474		$50
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2023 to 2024.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
September 30, 2023
Metropolitan Area	Total annualized rent (1)
Northern Virginia	17.5%
Chicago	8.1%
Frankfurt	6.3%
New York	5.3%
London	5.2%
Singapore	5.0%
Dallas	5.0%
Silicon Valley	4.9%
Amsterdam	4.2%
Sao Paulo	4.1%
Portland	2.6%
Paris	2.5%
Johannesburg	2.5%
Tokyo	1.9%
Phoenix	1.7%
Other	23.2%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the nine months ended September 30, 2023 was approximately $71.3 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the nine months ended September 30, 2023 as compared to December 31, 2022 is shown below.

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2022	23,160	9,507	32,667
New development and space reconfigurations	17	1,747	1,764
Transfers to stabilized from nonstabilized	2,435	(2,435)	—
Transfers to nonstabilized from stabilized	(661)	569	(92)
Dispositions / Sales	(2,250)	(114)	(2,364)
As of September 30, 2023	22,701	9,274	31,975

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Stabilized	$1,048,667	$889,591	$159,076	17.9%	$3,046,949	$2,655,742	$391,207	14.7%
Non-Stabilized	345,946	294,574	51,372	17.4%	1,028,059	781,510	246,549	31.5%
Rental and other services	1,394,613	1,184,165	210,448	17.8%	4,075,008	3,437,252	637,756	18.6%
Fee income and other	7,819	7,918	(99)	(1.3)%	32,414	21,475	10,939	50.9%
Total operating revenues	$1,402,432	$1,192,083	$210,349	17.6%	$4,107,422	$3,458,727	$648,695	18.8%

Total operating revenues increased by approximately $210.3 million and $648.7 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

Stabilized rental and other services revenue increased $159.1 million and $391.2 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to:

(i)	an increase of $72.2 million and $227.2 million, respectively, in utility reimbursement largely driven by power price and usage increases;
(ii)	an increase of $30.7 million and $107.8 million, respectively, in new leasing and renewals across all regions; and
(iii)	an increase of $8.0 million and $29.3 million, respectively, due to an increase in installation fees and annual CPI indexation of fixed power agreements.

Non-stabilized rental and other services revenue increased $51.4 million and $246.5 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 driven primarily by:

(i)	an increase of $73.9 million and $171.9 million, respectively, due to the completion of our global development pipeline and related lease up operating activities. The markets with the biggest contributions were Northern Virginia, Portland, London and Paris;
(ii)	$28.4 million and $121.7 million, respectively, generated as a result of the Teraco acquisition in August 2022;
(iii)	offset by a decrease of $50.9 million and $44.5 million, respectively, related to properties sold or contributed after September 30, 2022.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Stabilized	$312,322	$224,113	$88,209	39.4%	$865,055	$612,435	$252,620	41.2%
Non-Stabilized	72,133	47,731	24,402	51.1%	240,698	124,074	116,624	94.0%
Total Utilities	384,455	271,844	112,611	41.4%	1,105,753	736,509	369,244	50.1%

Stabilized	157,331	151,078	6,253	4.1%	475,465	440,154	35,311	8.0%
Non-Stabilized	65,758	54,808	10,950	20.0%	197,247	158,163	39,084	24.7%
Total Rental property operating and maintenance (excluding utilities)	223,089	205,886	17,203	8.4%	672,712	598,317	74,395	12.4%

Total Rental property operating and maintenance	607,544	477,731	129,813	27.2%	1,778,465	1,334,826	443,639	33.2%

Stabilized	50,041	29,718	20,323	68.4%	114,360	103,720	10,640	10.3%
Non-Stabilized	26,527	14,144	12,383	87.5%	58,090	41,415	16,675	40.3%
Total Property taxes and insurance	76,568	43,862	32,706	74.6%	172,450	145,135	27,315	18.8%

Total property level operating expenses	$684,112	$521,593	$162,519	31.2%	$1,950,915	$1,479,961	$470,954	31.8%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $88.2 million and $252.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to an increase in utility consumption and higher rates at certain properties in the stabilized portfolio.

Total non-stabilized utilities expenses increased by approximately $24.4 million and $116.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to:

(i)	an increase of approximately $7.7 million and $64.5 million, respectively, due to higher utility consumption in a growing portfolio of recently completed development sites. The markets with the biggest contributions were Northern Virginia, Portland, London and Paris;
(ii)	$8.8 million and $30.1 million, respectively, generated as a result of the Teraco acquisition in August 2022;
(iii)	offset by power agreement credits that decreased $7.9 million and $22.0 million, respectively.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $6.3 million and $35.3 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to an increase in data center labor and common area maintenance expense.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased $11.0 million and $39.1 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher lease and common area maintenance expense in a growing portfolio of recently completed development sites.

Total Property Taxes and Insurance

Total property taxes and insurance increased by approximately $32.7 million and $27.3 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to accruals for anticipated assessment increases in 2023, mainly within the Chicago metro area.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Depreciation and amortization	$420,613	$388,704	$31,909	8.2%	$1,274,384	$1,147,803	$126,581	11.0%
General and administrative	110,721	97,447	13,274	13.6%	332,257	301,736	30,521	10.1%
Transaction, integration and other expense	14,465	25,862	(11,397)	(44.1)%	44,496	51,416	(6,920)	(13.5)%
Provision for impairment	113,000	—	113,000	100.0%	113,000	—	113,000	100.0%
Other	1,295	1,096	199	18.2%	1,950	8,823	(6,873)	(77.9)%
Total other operating expenses	660,094	513,109	146,985	28.6%	1,766,087	1,509,778	256,309	17.0%
Total property level operating expenses	684,112	521,593	162,519	31.2%	1,950,915	1,479,961	470,954	31.8%
Total operating expenses	$1,344,206	$1,034,702	309,504	29.9%	$3,717,002	$2,989,739	$727,263	24.3%

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $7.5 million and $14.5 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties increased approximately $636.7 million and $723.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the same period in 2022.

In July 2023, we received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture with GI Partners for a net gain on sale of approximately $238 million and we received approximately $1.3 billion of gross proceeds from the contribution of our data centers to the joint venture with TPG Real Estate for a net gain on sale of approximately $577 million.

In May 2023, we disposed of a non-core asset, resulting in a net gain on sale of $90 million.

In August 2022, we sold a non-core building in Dallas for net proceeds of approximately $203 million resulting in a net gain on sale of approximately $174 million.

Loss from Early Extinguishment of Debt

We had no extinguishment of debt in 2023. In February 2022, we redeemed the 4.750% Notes due 2025, which resulted in a $51.1 million loss.

Interest Expense

Interest expense increased approximately $34.3 million and $111.9 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 driven primarily by:

(i)	an increase of $20.9 million and $57.2 million, respectively, due to the issuances of the Euro term loan (€750 million) in August 2022 along with the U.S. dollar term loan ($740 million) in January 2023;
(ii)	an increase of $12.1 million and $36.8 million, respectively, due to the issuance of the 5.550% notes due 2028 ($900 million) in September 2022 ($550 million) and December 2022 ($350 million);
(iii)	an increase of $7.3 million and $43.8 million, respectively, in credit facilities interest expense as a result of higher average balances and higher interest rates;
(iv)	an increase of $8.3 million and $27.1 million, respectively, due to the Teraco acquisition; and
(v)	offset by an increase in capitalized interest of $11.8 million and $37.6 million, respectively, as a result of increased construction activities and higher interest rates.

Income Tax Expense

Income tax expense decreased by approximately $2.3 million in the three months ended September 30, 2023 and increased by approximately $5.6 million in the nine months ended September 30, 2023 as compared to the same period in 2022 due to increased profitability and jurisdictional rate mix in foreign jurisdictions.

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

Our Parent and our Operating Partnership were parties to an at-the-market (ATM) Equity OfferingSM Sales Agreement dated April 1, 2022, as amended in 2023 (the “2022 Sales Agreement”). The 2022 Sales Agreement was terminated on August 4, 2023, and our Parent and our Operating Partnership entered into a new ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). At the time of the termination, $408.7 million remained unsold under the 2022 Sales Agreement. Pursuant to the 2023 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. The sales of common stock made under the 2023 Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

For the nine months ended September 30, 2023, our Parent generated net proceeds of approximately $1.1 billion from the issuance of approximately 11.3 million shares of common stock under the 2022 Sales Agreement at an average price of $96.35 per share after payment of approximately $7.5 million of commissions to the agents. As of September 30, 2023, $1.5 billion remained available for future sales under the 2023 Sales Agreement. For the nine months ended September 30, 2022, we had no sales under the 2022 Sales Agreement.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the nine months ended September 30, 2023, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of September 30, 2023, we had $1,062.1 million of cash and cash equivalents, excluding $10.4 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At September 30, 2023, we had open commitments, related to construction contracts of approximately $2.6 billion, including amounts reimbursable of approximately $25.9 million.

We currently expect to incur approximately $0.6 billion to $0.8 billion of capital expenditures for our development programs during the three months ending December 31, 2023. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of September 30, 2023				As of December 31, 2022
	Net Rentable	Current	Future		Net Rentable	Current	Future
(in thousands)	Square Feet (1)	Investment (2)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$179,959	$—	$179,959	N/A	$118,452	$—	$118,452
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,120,228	$—	$1,120,228	N/A	$1,118,954	$—	$1,118,954
Space Held for Development (6)	1,691	247,766	—	247,766	1,437	245,483	—	245,483
Base Building Construction	3,905	762,940	609,651	1,372,591	3,918	693,926	649,640	1,343,566
Data Center Construction	4,778	2,333,237	3,177,294	5,510,531	4,802	2,180,060	3,299,457	5,479,517
Equipment Pool and Other Inventory	N/A	131,996	—	131,996	N/A	32,409	—	32,409
Campus, Tenant Improvements and Other	N/A	424,296	179,649	603,945	N/A	518,302	169,756	688,058
Total Construction in Progress and Land Held for Future Development	10,374	$5,200,423	$3,966,594	$9,167,017	10,157	$4,907,586	$4,118,853	$9,026,439
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through September 30, 2023.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2022.
(5)	Represents approximately 761 acres as of September 30, 2023 and approximately 842 acres as of December 31, 2022.
(6)	Excludes space held for development through unconsolidated entities.

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

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Development projects	$2,121,583	$1,480,449
Enhancement and improvements	5,592	10,268
Recurring capital expenditures	184,214	156,467
Total capital expenditures (excluding indirect costs)	$2,311,389	$1,647,184

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the nine months ended September 30, 2023 and 2022 were $155.1 million and $109.7 million, respectively. Capitalized interest comprised approximately $83.8 million and $46.2 million of the total indirect costs capitalized for the nine months ended September 30, 2023 and 2022, respectively. Capitalized interest in the nine months ended September 30, 2023 increased, compared to the same period in 2022, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the nine months ended September 30, 2023 increased compared to the same period in 2022 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2023.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of November 3, 2023, we had approximately $1.8 billion of borrowings available under our Global Revolving Credit Facilities.

Our Global Revolving Credit Facilities provide for borrowings up to $3.9 billion (including approximately $0.2 billion available to be drawn on the Yen revolving credit facility). We have the ability from time to time to increase the size of the global revolving credit facility by up to an additional $750 million, subject to the receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded). These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to fund our liquidity requirements from time to time. For additional information regarding our global revolving credit facility, see Note 9. “Debt of the Operating Partnership” to our condensed consolidated financial statements contained herein.

The Euro Term Loan Facilities provide (i) a €375,000,000 three-year senior unsecured term loan facility and (ii) a €375,000,000 five-year senior unsecured term loan facility, comprised of €125,000,000 of initial term loans, and €250,000,000 of delayed draw term loan commitments that were funded on September 9, 2023. The Euro Term Loan Facilities provide for borrowings in Euros. The 2025 Term Facility matures on August 11, 2025. The 2025-27 Term Facility matures on August 11, 2025, subject to two maturity extension options of one year each; provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of the 2025-27 Term Facility commitments then outstanding.

On October 25, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into an escrow agreement, pursuant to which the Operating Partnership delivered executed signature pages to a new term loan agreement to be held in escrow upon satisfaction of specific terms. On January 9, 2023, the terms and conditions of the agreement were satisfied, and, on such date, the term loan was deemed executed and became effective. The USD Term Loan Facility provides for a $740 million senior unsecured term loan facility and borrowings in U.S. dollars. The USD Term Loan Facility will mature on March 31, 2025, subject to one twelve-month extension at the Operating Partnership’s option; provided, that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans under the USD Term Loan Facility.

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

On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and retained a 35% interest in the joint venture. We have also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. We will continue to manage the day-to-day operations of the assets.

On July 26, 2023, we fully settled the forward sale agreements by issuing approximately 3.5 million shares, resulting in proceeds of approximately $336 million.

On July 25, 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.3 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and retained a 20% interest in the joint venture. We will continue to manage the day‐to‐day operations of the assets.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and nine months ended September 30, 2023, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of September 30, 2023 (in millions):

Debt Summary:
Fixed rate	$11,755.0
Variable rate debt subject to interest rate swaps	2,773.9
Total fixed rate debt (including interest rate swaps)	14,528.9
Variable rate—unhedged	2,458.8
Total	$16,987.7
Percent of Total Debt:
Fixed rate (including swapped debt)	85.5%
Variable rate	14.5%
Total	100.0%

Effective Interest Rate as of September 30, 2023
Fixed rate (including hedged variable rate debt)	2.54%
Variable rate	4.99%
Effective interest rate	2.89%

Our ratio of debt to total enterprise value was approximately 31% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2023 of $121.02). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, BBR, HIBOR, TIBOR, and Base CD Rate rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of September 30, 2023 our debt had a weighted average term to initial maturity of approximately 4.3 years (or approximately 4.5 years assuming exercise of extension options).

As of September 30, 2023, our pro-rata share of secured debt of unconsolidated entities was approximately $1,463.2 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$1,172,475	$1,202,964	$(30,489)
Net cash used in investing activities	(98,706)	(3,727,934)	3,629,228
Net cash (used in) provided by financing activities	(108,275)	2,567,528	(2,675,803)
Net increase in cash, cash equivalents and restricted cash	$965,494	$42,558	$922,936

The changes in the activities that comprise the increase in net cash used in investing activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Decrease in net cash used in business combinations	$1,831,236
Increase in cash used for improvements to investments in real estate	(712,942)
Decrease in cash contributed to investments in unconsolidated entities	228,120
Increase in net cash provided by proceeds from sale of real estate	2,266,689
Other changes	16,125
Decrease in net cash used in investing activities	$3,629,228

The decrease in net cash used in investing activities was primarily due to:

(i)	a decrease in spend due to the completion of the Teraco acquisition in August 2022 for approximately $1.7 billion;
(ii)	an increase in spend on development projects of approximately $713 million;
(iii)	a decrease in cash contributed to various investments in unconsolidated entities;
(iv)	an increase in cash provided by the contribution of data centers to our joint ventures with GI Partners and TPG Real Estate for gross proceeds of approximately $0.7 billion and $1.3 billion, respectively; and
(v)	the sale of three non-core assets for gross proceeds of approximately $340 million.

The changes in the activities that comprise the increase in net cash used in financing activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Decrease in cash provided by short-term borrowings	$(2,411,486)
Decrease in cash provided by proceeds from secured / unsecured debt	(1,599,106)
Decrease in cash used for repayment on secured / unsecured debt	738,266
Increase in cash provided by proceeds from issuance of common stock, net of costs	676,660
Increase in cash used for dividend and distribution payments	(69,982)
Other changes, net	(10,155)
Decrease in net cash provided by financing activities	$(2,675,803)

The decrease in net cash provided by financing activities was primarily due to:

(i)	a decrease in cash proceeds from short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the issuance of notes in 2022 (2032 Notes in January 2022, Swiss Franc Notes in March 2022, Euro Term Loan in August 2022 and 2028 Notes in September 2022), offset by the closing of the USD Term Loan Facility in January 2023;
(iii)	a decrease in cash used for repayment of unsecured notes (in 2022, we redeemed the 4.750% Notes due 2025 ($450 million) and the Floating rate notes due 2022 (€300 million));
(iv)	offset by an increase in cash provided by proceeds from the issuance of approximately 11.3 million shares of common stock, net of costs, of approximately $1.1 billion under our ATM program, offset with the partial settlement of forward sale agreements in July 2022 ($400 million); and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2023, amounted to 2.1% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of September 30, 2023, approximately 0.2 million common units of Digital Realty Trust, L.P. that were issued to certain former unitholders of DuPont Fabros Technology, L.P. in connection with the Company’s acquisition of DuPont Fabros Technology, Inc. were outstanding, which are subject to certain restrictions and, accordingly, are not presented as permanent capital in the condensed consolidated balance sheet.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our Global Revolving Credit Facilities, borrowings under our Euro Term Loan Facilities and USD Term Loan Facility and issuances of unsecured senior notes.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP Net Income Available to Common Stockholders	$723,437	$226,894	$889,985	$343,240
Non-GAAP Adjustments:
Non-controlling interests in operating partnership	16,300	5,400	20,300	8,500
Real estate related depreciation and amortization (1)	410,836	381,425	1,247,072	1,124,914
Depreciation related to non-controlling interests	(14,569)	(8,254)	(42,101)	(8,254)
Unconsolidated JV real estate related depreciation and amortization	43,215	30,831	112,320	89,172
Gain on real estate transactions	(810,688)	(173,990)	(908,459)	(177,904)
Provision for impairment	113,000	—	113,000	—
FFO available to common stockholders and unitholders (2)	$481,531	$462,306	$1,432,117	$1,379,668
Basic FFO per share and unit	$1.56	$1.58	$4.74	$4.74
Diluted FFO per share and unit (2)(3)	$1.55	$1.55	$4.68	$4.61
Weighted average common stock and units outstanding
Basic	308,024	292,536	302,316	291,084
Diluted (2)(3)	317,538	302,258	312,867	300,028

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$420,613	$388,704	$1,274,384	$1,147,803
Non-real estate depreciation	(9,777)	(7,279)	(27,312)	(22,889)
	$410,836	$381,425	$1,247,072	$1,124,914

(2)	Rollover Shareholders have the right to put their shares in Remaining Teraco Interests to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, the net income allocated to the Rollover Shareholders is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common stock and units outstanding	308,024	292,536	302,316	291,084
Add: Effect of dilutive securities	9,514	9,722	10,551	8,944
Weighted average common stock and units outstanding—diluted	317,538	302,258	312,867	300,028

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2023, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$11,755.0	$10,041.3
Variable rate debt subject to interest rate swaps	2,773.9	2,773.9
Total fixed rate debt (including interest rate swaps)	14,528.9	12,815.2
Variable rate debt	2,458.7	2,458.7
Total outstanding debt	$16,987.6	$15,273.9

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2023:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$5.8
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(5.9)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	10.6
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(10.6)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	2,294.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(2,719.4)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2023, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 continue to apply to our business and should be supplemented with the following risk factor:

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

The Division of Enforcement of the Securities and Exchange Commission is conducting an investigation into the adequacy of our disclosures of cybersecurity risks. We are cooperating with the SEC and are not aware of any cybersecurity issue or event that caused the Staff to open this matter. Responding to an investigation of this type can be costly and time-consuming. While we are unable to estimate the likelihood of the outcome of this matter, our potential cost or exposure or the duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition. If the SEC believes that violations occurred, it could seek remedies including an order prohibiting future violations and a civil money penalty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended September 30, 2023, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2023, Digital Realty Trust, Inc. issued an aggregate of 47,480 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2023, Digital Realty Trust, L.P. issued an aggregate of 47,480 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended September 30, 2023, an aggregate of 28,646 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 18,834 shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

On November 6, 2023, the Board of Directors (“Board”) determined to freeze the ability of eligible individuals to further defer compensation under the Digital Realty Deferred Compensation Plan (the “DCP”), such that, effective as of January 1, 2024 (the “Effective Date”), no further deferrals of compensation earned in respect of periods commencing on or after the Effective Date may be made under the DCP (the “Deferral Freeze”). Except with respect to the Deferral Freeze, all other terms of the DCP remain in full force and effect. Additionally, in connection with the Deferral Freeze, the Board delegated authority to the Compensation Committee of the Board (the “Compensation Committee”) to remove the Deferral Freeze and allow future deferrals under the DCP at such time (if any) as the Compensation Committee deems appropriate.

ITEM 6. EXHIBITS.

		Incorporated by
		Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
2.1	Amendment No. 1 to Purchase Agreement dated as of January 23, 2020, by and among Digital Realty Trust, Inc., Digital Intrepid Holding B.V. and InterXion Holding N.V.	8-K	001-32336	01/27/2020	2.1
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-Q	001-32336 and 000-54023	05/11/2020	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
10.1	Amended and Restated Employment Agreement, dated as of August 10, 2023, by and between Digital Realty Trust, Inc., DLR LLC, and Andrew P. Power.	8-K	001-32336 and 000-54023	08/15/2023	10.1
10.2

Amendment No. 4 to the Second Amended and Restated Global Senior Credit Agreement, among Digital Realty Trust, L.P., Digital Singapore Jurong East PTE. LTD., Digital Singapore 1 PTE. LTD., Digital HK JV Holding Limited, Digital Singapore 2 PTE. LTD, Digital HK KIN CHUEN Limited, Digital Stout Holding, LLC, Digital Japan, LLC, Digital Euro Finco, L.P., Moose Ventures LP, Digital Dutch Finco, B.V., Digital Australia Finco PTY, LTD, Digital Realty Korea LTD., Digital Seoul 2 LTD., and PT Digital Jakarta One, as borrowers, Digital Realty Trust, Inc. and Digital Euro Finco, LLC, as guarantors, and each Lender, Issuing Bank, and Swing Line Bank listed on the signature pages thereto and Citibank, N.A., as administrative agent.

						X
10.32	Amended Management Equity Election Program.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 9, 2023	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

November 9, 2023	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

November 9, 2023	/S/ PETER C. OLSON
Peter C. Olson Global Controller & Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

November 9, 2023	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

November 9, 2023	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

November 9, 2023	/S/ PETER C. OLSON
Peter C. Olson Global Controller & Chief Accounting Officer (principal accounting officer)