Form 10-K
period 2023-12-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2024-02-23
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

Digital Realty Trust, Inc.	☐
Digital Realty Trust, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2023 totaled approximately $34 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2023. The identification of 10% or greater stockholders as of June 30, 2023 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2023. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 21, 2024
Common Stock, $.01 par value per share	312,293,563

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of their fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of December 31, 2023, the Parent owned an approximate 98.0% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.0% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of December 31, 2023, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $3.75 billion senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $236 million based on exchange rates at December 31, 2023) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1.     BUSINESS

The Company

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. and the subsidiaries of the Operating Partnership, is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals. The Parent operates as a REIT for U.S. federal income tax purposes. The OP is the entity through which the Parent conducts its business of owning, acquiring, developing and operating data centers. The Parent was incorporated in the state of Maryland on March 9, 2004. The OP was organized as a limited partnership in the state of Maryland on July 21, 2004.

As of December 31, 2023, our portfolio consisted of 309 data centers (including 67 data centers held as investments in unconsolidated entities), of which 124 are located in the United States, 112 are located in Europe, 36 are located in Latin America, 14 are located in Africa, 14 are located in Asia, six are located in Australia and three are located in Canada.

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

We believe that enterprise data growth is accelerating due to the growing digital economy and emerging technological advances. As enterprises analyze and process this accelerating data mass, they create more data. As this mass of data continues to grow, it needs to be analyzed and processed: a task which we believe is becoming increasingly challenging to replicate and relocate. This phenomenon is called Data Gravity. We believe that enterprise decisionmakers will need to increasingly consider how Data Gravity impacts their enterprise IT architectures and, accordingly, we have developed the Data Gravity Index: a global forecast that measures the intensity and gravitational force of enterprise data growth.

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

We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. At December 31, 2023, we owned or had investments in properties, on a wholly-owned basis or through unconsolidated entities, in the following geographies:

Europe
Amsterdam
Athens
Brussels
Copenhagen
Dublin
Düsseldorf
Frankfurt
London
Madrid
Marseille
Paris
Stockholm
Vienna
Zagreb
Zürich
North America
Atlanta
Austin
Boston
Charlotte
Chicago
Dallas
Houston
Los Angeles
Miami
New York
Northern Virginia
Phoenix
Portland
Querétaro
San Francisco
Seattle
Silicon Valley
Toronto
Asia-Pacific
Chennai
Hong Kong
Melbourne
Osaka
Seoul
Singapore
Sydney
Tokyo
Africa
Abuja
Accra
Cape Town
Durban
Johannesburg
Lagos
Maputo
Mombasa
Nairobi
South America
Bogotá
Fortaleza
Rio de Janeiro
Santiago
São Paulo
6
Continents
25+
Countries
50+
Metros
300+
Data centers

As of December 31, 2023, our portfolio contained a total of approximately 52.3 million rentable square feet including approximately 8.5 million square feet of space under active development and 4.1 million square feet of space held for development. As of December 31, 2023, the 67 data centers held as investments in unconsolidated entities had an aggregate of approximately 10.7 million rentable square feet, and the 32 parcels of developable land we owned comprised approximately 743 acres.

A significant component of our current and future growth is expected to be generated through the development of our existing space held for future development and acquisition of new properties. As of December 31, 2023, our portfolio, including the 67 data centers held as investments in unconsolidated entities, was approximately 81.7% leased. From time to time, we may look to sell individual assets or portfolios that we do not consider to be core to our business and growth strategy.

Through strategic investments, we have expanded our footprint into Latin America, enhanced our data center offerings in strategic and complementary U.S. metropolitan areas, established our colocation and interconnection platform in the U.S. and expanded our colocation and interconnection platform in Europe and Africa, with each transaction enhancing our presence in top-tier locations throughout North America, Europe, Latin America and Africa. In addition, on August 1, 2022, we completed our acquisition of a majority interest in Teraco, the largest and most densely interconnected data center platform in South Africa, with an in-service portfolio of seven state-of-the-art data centers strategically located in the key South African metro areas of Johannesburg, Cape Town and Durban. In addition, we are investing in our portfolio to organically expand our capacity. As of December 31, 2023, we had 40 projects underway in 25 metropolitan areas around the world, and 53.5% percent of this data center activity was pre-leased.

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

Our Diversified Product Offerings

We provide a flexible, global data center platform that allows our customers to tailor infrastructure deployments and controls matched to their business needs. Our data centers and comprehensive suite of product offerings are scalable to meet our customers’ needs, from a single cabinet up to multi-megawatt deployments, along with connectivity, connected data communities and solutions to support their architecture requirements. Over the past few years, we have expanded our product mix to appeal to a broader spectrum of data center customers, especially those seeking to support a greater portion of their data center requirements through a single provider. Our Critical Facilities Management® services and team of engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

PlatformDIGITAL® Solution Model. The PlatformDIGITAL® solution model is based on our patented Pervasive Data Center Architecture (PDx®) methodology, which brings users, networks, clouds, controls and systems to the data, removing barriers, creating centers of data exchange to accommodate distributed workflows and scaling digital business. PlatformDIGITAL® offers solutions for service providers and enterprises supporting their IT architecture requirements with features such as:

Network Hub	Consolidates and localizes traffic into ingress/egress points to optimize network performance and cost
Control Hub	Hosts adjacent security and IT controls to improve security posture and Hybrid-IT operations
Data Hub	Localizes data aggregation, staging, analytics, streaming and data management to optimize data exchange and Private AI workloads

Capacity

Product Types	Description
0 to 1 MW (Colocation)	Small (one cabinet) to medium (75 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-5 years Consistent designs, operational environment, power expenses
> 1 MW (Scale & Hyperscale Powered Base Building® Turn-Key Flex®)	Scale from medium to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

The PlatformDIGITAL® solution model is available in our colocation and scale data centers, which are move-in ready, physically secure facilities with the power, cooling and interconnection capabilities to support customers requiring a cabinet, cage, suite or entire hall. We believe our colocation and Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. We believe our offerings are also well-suited for those customers who seek to efficiently exchange data with others in our connected data communities lowering their costs and creating value for their business. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, requisite power and network access necessary to support a state-of-the-art data center.

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

Through investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our data center product offerings. Through product offerings such as our ServiceFabric™ and partnerships with cloud service providers, we can support our customers’ hybrid cloud architecture requirements.

Our Global Customers

Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 5,000 customers, and no single customer represented more than approximately 10.9% of the aggregate annualized recurring revenue of our portfolio as of December 31, 2023.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us globally. Our largest customer accounted for approximately 10.9% of our aggregate annualized recurring revenue as of December 31, 2023. No other single customer accounted for more than approximately 5.5% of the aggregate annualized recurring revenue of our portfolio. Our customers represent a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

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

Our Design, Engineering and Construction Program

Our extensive development activity, operating scale and process-based approach to data center design and construction result in significant cost savings and added value for our customers. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. See "We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays." in Item 1A. Risk Factors for further discussion. Utilizing our innovative modular data center design, we deliver what we believe to be a technically superior data center environment at significant cost savings and reduced time frames. Our access to capital and investment-grade ratings allow us to provide data center solutions for customers who do not want to invest their own capital.

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

Our Management Team and Organization

Our senior management team has many years of experience in the technology and/or real estate industries, including experience as investors in and advisors to technology companies. We believe that our senior management team’s extensive knowledge of both the technology and the real estate industries provides us with a key competitive advantage. Further, a significant portion of compensation for our senior management team and directors is in the form of common equity interests in our Company. We also maintain minimum stock ownership requirements for our senior management team and directors, further aligning their interests with those of external stockholders, as well as an employee stock purchase plan, which encourages our employees to have ownership in the Company.

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. Our goal is to average through business cycles the following financial ratios: 1) a debt-to-Adjusted EBITDA ratio around 5.5x, 2) a fixed charge coverage of greater than three times, and 3) floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, we have raised approximately $65 billion of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our Global Revolving Credit Facilities, our term loan facilities, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

Leverage Technology to Develop Comprehensive and Diverse Products. We believe we have one of the most comprehensive suites of global data center solutions available to customers from a single provider.

Global Service Infrastructure Platform. With our acquisitions, which extended our footprint further across Latin America, Europe and Africa, enhanced our portfolio of scale and hyper-scale data centers in the U.S. and furthered our position as a leading provider of colocation, interconnection and cloud-enablement services globally, we are able to offer one of the industry’s broadest range of data center solutions to meet our customers’ needs, from a single rack or cabinet to multi-megawatt deployments. We believe our products like ServiceFabric™ and our partnerships with managed services and cloud service providers further enhance the attractiveness of our data centers.

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

Leverage Strong Industry Relationships. Our global market leadership position and strong industry relationships provide us with a unique vantage point to detect and capitalize on secular trends as they emerge globally. We focus our industry relationship efforts towards market sensing, market shaping and helping to set open standards that benefit companies of all types to derive value from digital infrastructure and multi-tenant datacenters. Industry collaboration includes engagements with industry associations, IT industry analysts, venture capitalists, technology incubators, technology service providers, telecommunications providers, systems integrators and large multi-national companies across segments including manufacturing, transportation and logistics, financial services, healthcare, pharmaceutical and digital media. These relationships help us forge new product capabilities, inform investment decisions, develop new routes to market and create differentiated value for customers and drive long-term growth and yield for stockholders.

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

Sustainability. We believe that addressing sustainability by driving environmental efficiency through the implementation of cost-effective design features and the use of carbon-free and renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. In 2023, for the seventh consecutive year, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements. In 2023, we allocated approximately €1.7 billion in net proceeds from our green bonds to green buildings, energy efficiency improvements, and renewable energy.

The Real Estate Sustainability Accounting Standard guidance, issued by the Sustainability Accounting Standards Board, outlines proposed disclosure topics and accounting metrics for the real estate industry. We provide data on energy and water management metrics that we believe best correlate with our business and industry as indicated in the following sections. Energy and water data receive third party assurance as part of our annual environmental, social, and governance (“ESG”) report development process.

Energy Management

a) 2022 Energy Data (1)

	a

Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(2)	Grid electricity consumption as a % of Energy Consumption	Renewable Energy as a % of Energy Consumption(3)	Like-for-Like Change in Energy Consumption for Portfolio Area with Data Coverage(4)
95%	10,579,768	97%	56%	9%

(1)	The most recent full year for which energy data is available is 2022. The scope of data coverage includes managed and non-managed assets. In 2022, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office space. These secondary space types are not broken out by subsector.
(2)	The scope of energy includes energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from other sources, including direct fuel usage.
(3)	Provided as a percent of energy consumption for managed assets. Excludes renewable energy delivered as part of the standard utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Renewable Energy Credit (“REC”) and Guaranty-of-Origin (“GO”) purchases, customer-sourced renewable energy and RECs generated by the Company.
(4)	Scope of data is aligned with the 2022 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Sustainable Data Center Ratings

We seek to certify new construction and major redevelopment projects in accordance with recognized sustainable building standards including the U.S. Green Building Council LEED rating system and the BREEAM rating scheme. We may also certify certain properties in accordance with recognized sustainable operations standards. Our data center space receiving third-party sustainable ratings in 2023 totaled 1.3 million square feet. We received the following sustainable data center ratings for the following sites:

Data Center	Metropolitan Area	Rating System	Level Achieved
43704 Efficiency Drive	Ashburn	LEED (1)	Silver
44540 Round Table Plaza	Ashburn	LEED (1)	Silver
701 Union Boulevard	Totowa	LEED (1)	Gold
908 Quality Way	Richardson	LEED (1)	Silver

(1)	LEEDTM: Leadership in Energy and Environmental Design

For existing buildings, we seek to benchmark 100% of applicable properties in ENERGY STAR Portfolio Manager and pursue EPA ENERGY STAR certification for eligible U.S. properties. In 2023, we achieved ENERGY STAR for Data Centers recognition for 31 data centers, representing 39% of our U.S. managed data center portfolio by square feet. We may also certify certain properties outside the U.S. in accordance with regionally recognized energy performance rating standards, such as the NABERS rating scheme in Australia. In total, 30% of our total global managed portfolio by square feet had an energy rating as of December 31, 2023, excluding Powered Base Building® space, space under active development, space held for development and non-managed assets.

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

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. We set annual power usage effectiveness targets for assets. Twenty-six of our data centers in EMEA participate in the European Union’s Code of Conduct for Energy Efficiency in Data Centers, a voluntary initiative which addresses airflow management, cooling system efficiency and capital plant replacement.

Globally, we conduct external technical building assessments as well as utilize ENERGY STAR Portfolio Manager scores to prioritize efficiency opportunities. Energy efficiency measures implemented typically involve HVAC and lighting-related improvements and building commissioning. In 2022, energy efficiency measures implemented totaled over 14,000 MWh in projected energy saving.

We set a global carbon reduction target that has been validated by the Science-Based Target Initiative to reduce our Scope 1 and 2 emissions 68% per square foot and Scope 3 emissions from purchased goods and services and fuel- and energy-related activities 24% per square foot by 2030, from a 2018 baseline. In 2022, we showed a 43% reduction in Scope 1 and 2 emissions and 1% reduction in Scope 3 emissions against our baseline. Additionally, we are a signatory to the EU Climate Neutral Data Centre Pact, a Self-Regulatory Initiative committing to climate neutrality by 2030 and setting additional goals around energy efficiency, carbon-free energy sourcing, water conservation and waste heat recycling, and we received a certificate of conformity with respect to the Climate Neutral Data Centre Pact in 2023. We continue to match the energy consumption of our European portfolio and the U.S. colocation business unit with renewable energy. Our six operational U.S. renewable energy purchase agreements produced 992,000 MWh of renewable energy credits in 2022.

We implement ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) to measure, manage and improve the energy and environmental performance of our data centers. In 2022, 39% of our global portfolio had ISO 14001 certifications and 18% of our global portfolio was covered under ISO 50001. Additionally, 100% of our Singapore portfolio was certified under the SS564 Green Data Centres standard for Energy and Environmental Management Systems.

Water Management

a) 2022 Water Data (1)

Water Withdrawal Data Coverage as % of Floor Area	% of Floor Area with 40% or Greater Baseline Water Stress (2)	Total Water Withdrawn by Portfolio Area with Data Coverage (cubic meters, in thousands) (3)	% of Water Withdrawn with 40% or Greater Baseline Water Stress (2)	Like-for-Like Change in Water Withdrawals (4)
89%	39%	5,956	48%	9%
(1)	The most recent full year for which water data is available is 2022. The scope of data coverage includes managed and non-managed assets. The scope of water withdrawals is aligned with the 2022 GRESB Real Estate Assessment Reference Guide. In 2022, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office. These secondary space types are not broken out by subsector.
(2)	Based on properties classified as High or Extremely High Baseline Water Stress determined by the World Resources Institute’s Water Risk Atlas tool, Aqueduct. Includes properties that have complete water withdrawal data coverage.
(3)	The scope of water consumed includes potable water and non-potable water purchased from third-party suppliers and water reused.
(4)	Scope of data is aligned with the 2022 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Water Management Risks and Mitigation Strategies

Our global water strategy addresses the strategic role that water plays in our operations and regions where water quality and scarcity pose the greatest interruption risk to our business. Some of our assets are in regions of high or extremely high baseline water stress and may face future risk of water scarcity, higher water costs, and regulatory constraints on water consumption. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied non-potable water, which accounted for 36% of our total water usage in 2023. We also consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate reliance on water for cooling.

Climate Change Adaptation

a) Properties located in 100-Year Flood Zones

Two U.S. data centers totaling approximately 0.5 million square feet are exposed to 100-year flood zones designated by the U.S. Federal Emergency Management Agency as special flood hazard areas. An additional 25 data centers in Europe totaling approximately 2.6 million square feet are exposed to 100-year flood zones.

b) Climate Change Risks and Mitigation Strategies

We evaluate potential risks and opportunities as a result of climate change and have implemented strategies to mitigate risks and capitalize on opportunities. Climate change risks that we have identified include acute and chronic physical risks, as well as transition risks such as market, policy, reputational, and technology risks. Management of climate-related risks and opportunities is a company-wide effort, delivered through an interdisciplinary effort with contributions from our global operations team, risk management, environmental occupational health and safety, compliance, information security, physical security and other functions, with oversight by our executive management team and governed by our Board of Directors. We manage potential risks first via our siting and design standards, then by implementing recommendations to proactively mitigate losses related to short-term acute weather events as well as long-term climate-related changes. Climate resilience measures include maintaining appropriate levels of insurance for each asset, performing climate risk scenario analyses for a selection of our global portfolio, and implementing operational risk reduction measures at the site level. We continue to align our ESG Report with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures to disclose specific climate-related financial risks and opportunities, mitigation strategies, and associated metrics and targets.

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

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2023 has the necessary permits and approvals to operate.

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

Climate Change Legislation

The Inflation Reduction Act, passed in 2022, commits funding to climate and energy programs but does not impose mandatory emissions reductions. Regulatory agencies, including the U.S. Environmental Protection Agency, or EPA, and states have taken the lead in regulating GHG emissions in the U.S. The Biden administration has described climate change regulation as a top priority, announcing in April 2021 a target of reducing net U.S. GHG emissions by 50-52% from 2005 levels by 2030.

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

Human Capital Resource Management

As of December 31, 2023, we had 3,664 full-time employees. The geographic distribution of our global employee base as of December 31, 2023 is summarized in the following table.

Region	Number of Employees
North America	1,518
EMEA	1,930
Asia Pacific	216
Total	3,664

Compensation, Benefits and Employee Wellbeing

To attract and retain the best-qualified talent and to help our employees maintain healthy and balanced lives, and meet their financial and retirement goals, we offer competitive benefits, including market-competitive compensation, healthcare, flexible vacation, parental leave, 401(k)/pension company match, an employee stock purchase plan, fitness reimbursement program, commuter benefits, tuition reimbursement, employee skills development and leadership development. Employee surveys are conducted annually to solicit feedback and to help prioritize and improve employee engagement.

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

During 2023, we sought to play an active role in supporting the communities we operate in across North America, EMEA and APAC. This included companywide giving focused on our four areas of philanthropic focus (disaster relief, STEM, sustainability and diversity, equity and inclusion).

Diversity, Equity and Inclusion

It is our Company’s policy to recruit talent based on skill, knowledge, attitude and experience, without discrimination on the basis of any legally protected characteristic, including but not limited to gender, sexual orientation, age, family status, ethnic origin, nationality, disability or religious belief. In 2020, we formally launched DEI@Digital (formally known as DEI Employee Leadership Council) to assess the current state of our diversity, equity and inclusion (“DEI”) initiatives beyond the Women’s Leadership Forum employee resource group. DEI@Digital’s initial purpose in collaboration with HR was to identify opportunities for progress, formulate a cohesive strategy, and ultimately lead our global DEI effort. DEI@Digital’s ongoing mission is to support an environment where diverse voices can be heard, equity is championed, and everyone is included. Additionally, it is intended to unlock innovation, enhance decision-making, attract top talent, and better serve our customers. Since 2020, the Company has launched four new employee resource groups (ERGs)—Digital Pride (LGBTQI+ ERG), the Black ERG, the Veteran’s ERG and the Digital Voces (Hispanic ERG). Today, more than 1,000 employees globally are members of Digital Realty’s ERGs. DEI@Digital has recently added Digital Circles which are employee-led groups based on shared experiences, identities, and interests. Currently there are three Digital Circles—Parents of Neurodivergent Children, Pet Parents and Southeast Asian Employees. Additionally, DEI@Digital runs a philanthropic program aligning Digital Realty’s DEI efforts with charitable giving currently supporting organizations ranging from the National Museum of African American History & Culture, to InterPride, to DFW Canines for Veterans.

Digital Realty’s DEI focus and work are set with the “tone from the top” from President & CEO Andrew P. Power. He has signed the CEO Action Pledge for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. Mr. Power and his leadership team help drive our DEI efforts including through ERG sponsorship and employee DEI events. In 2023, we published our EEO-1 report, providing transparency on the racial and gender composition of our U.S. workforce. We disclose our DEI strategy and initiatives annually in our ESG Report.

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

ITEM 1A.      RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our Company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 47.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risk Related to Our Business and Operations

●	Our business depends upon the demand for data centers.
●	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
●	Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
●	We and our third-party providers may be vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.

●	We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.
●	Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
●	Our contracts with our customers could subject us to significant liability.
●	Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.
●	Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
●	We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
●	Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
●	Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.
●	Our business and operations, and our customers, suppliers and business partners may be adversely affected by epidemics, pandemics or other outbreaks.
●	We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
●	We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays.
●	We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.
●	We depend upon third-party suppliers for power, and we are vulnerable to service failures and to price increases by such suppliers and to volatility in the supply and price of power in the open market.
●	We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
●	Our international activities, including acquisition, ownership and operation of data centers located outside of the United States, subject us to risks different than those we face in the United States and we may not be able to effectively manage our international business.
●	Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.
●	We may be subject to unknown or contingent liabilities related to our recent acquisitions, for which we may have no or limited recourse against the sellers.
●	Joint venture (JV) investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our JV partners.
●	Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.
●	Many of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.
●	We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.
●	Our growth depends on external sources of capital which are outside of our control.
●	Declining real estate valuations, impairment charges and illiquidity of real estate investments could adversely affect our earnings and financial condition.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	We may have difficulty managing our growth.
●	Potential losses may not be covered by insurance.
●	We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
●	We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.
●	Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Risks Related to the Organizational Structure

●	The interests of Digital Realty Trust, Inc.’s stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.
●	Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.
●	The conversion rights of Digital Realty Trust, Inc.’s preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.
●	Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Risks Related to Taxes and Digital Realty Trust, Inc.’s Status as a REIT

●	Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.
●	In certain circumstances, Digital Realty Trust, Inc. may be subject to federal and state taxes as a REIT, which would reduce its cash available for distribution to its stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
●	Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
●	The power of Digital Realty Trust, Inc.’s Board of Directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
●	If Digital Realty Trust L.P. were to fail to qualify as a partnership for federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.
●	Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.
●	Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.

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

Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security, cybersecurity, and maintenance of environmental conditions. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.

Substantially all of our customer agreements include terms requiring us to meet certain service level commitments. Any failure to meet these or other commitments or any equipment damage in our data centers due to any reason could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

We and our third-party providers may be vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.

We rely on computer systems, hardware, software, online sites and networks, as well as physical, digital and operational technology infrastructure to support our internal and external operations (collectively, “Information Systems”). We own, operate, and manage complex, global Information Systems and also rely on third-party providers for a range of Information Systems and other products and services, such as cloud computing. We face evolving risks that threaten the confidentiality, integrity, and availability of Information Systems and data, including from state-sponsored espionage actors, financially motivated hackers, hacktivists and insiders, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), human or technological error, or due to “bugs,” misconfigurations and known and unknown vulnerabilities in hardware, software, systems and processes that support our business.

Attacks, breaches or disruptions to our, or any providers’ or customers’, Information Systems or controls could result in, among other things, unauthorized access to our or customers’ physical assets or Information Systems, misappropriation of our or customers’ sensitive or proprietary information, disruptions to our or customers’ operations, breaches of legal and regulatory (e.g., privacy laws such as GDPR) or contractual obligations, and/or other operational and business impacts. The foregoing could expose us to material lawsuits, regulatory actions, penalties or fines, monetary damages, loss of existing or potential customers, harm to our reputation and significant increases in our security and insurance costs, and other adverse effects on our business and results.

We regularly experience cyberattacks and security incidents, and we expect such attacks and incidents to continue in the future. For example, we frequently face sophisticated phishing campaigns designed to install malicious software on our network. While to date no attacks or incidents have materially impacted us, we cannot guarantee that material incidents will not occur in the future. There can also be no assurance that our cybersecurity risk management processes will be fully implemented as currently anticipated, complied with or effective in protecting our or our customers’ Information Systems and data, particularly because threat actors are increasingly sophisticated and using tools such as artificial intelligence that circumvent controls and evade detection, making mitigation and recovery challenging and uncertain.

Although our customers maintain computing equipment in our facilities, we generally do not have access to, nor knowledge of, what applications or data are stored or processed on such equipment. For some customers, we provide digital infrastructure and platforms-as-a-service, which increases the risk of compromise to customer data, and we have been expanding these aspects of our business.

Regulators around the world are increasingly focusing on, and investigating, cybersecurity matters. For example, as we disclosed in our Quarterly Report on Form 10-Q filed on November 9, 2023, the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC) is conducting an investigation into the adequacy of our disclosures of cybersecurity risks and our related disclosure controls and procedures. We are cooperating with the SEC and are not aware of any cybersecurity issue or event that caused the Staff to open this matter. Responding to an investigation of this type can be costly and time-consuming. While we are unable to predict the likely outcome of this matter or the potential cost or exposure or duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition. If the SEC believes that violations occurred, it could seek remedies including, but not limited to, civil monetary penalties and injunctive relief, and/or file litigation against the Company.

We have made, and expect to continue to make, investments to update and modernize both existing and newly acquired Information Systems. We have ongoing acquisitions and investment activity, including through the formation of joint ventures. For example, we have acquired and invested in, and continue to acquire and invest in, businesses and operations (including joint ventures) around the world, including in new regions with complex and evolving regulatory frameworks and differing risk profiles, and including in and with companies that have cybersecurity vulnerabilities and security measures which may be less robust than our existing Information Systems, which increases our cybersecurity risks. In addition, transitioning to new or upgraded Information Systems, and integrating acquired Information Systems and data, creates challenges, causes disruption to current processes, governance and structures, and can increase our cybersecurity vulnerabilities and costs to mitigate and remediate such vulnerabilities. Further, cybersecurity governance with respect to our joint ventures may be more complex due to the necessary interactions and oversight of multiple joint venture partners and their respective governing bodies. Difficulties in implementing new, upgraded, and/or acquired Information Systems or significant failures, delays, or other inability to modify and respond to changes in our or our customers’ business and cybersecurity needs could adversely affect our results.

We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2023, the 20 largest customers in our portfolio represented approximately 50% of the total annualized recurring revenue generated by our properties. Our top three customers represented approximately 21% of the total annualized recurring revenue generated by our properties as of December 31, 2023. In addition, 32 of our 309 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 23, 2024, we had no material customers in bankruptcy.

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

At December 31, 2023, we owned approximately 8.5 million square feet of space under active development and approximately 4.1 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2023, customer agreements representing 22.8% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2025, and an additional 19.7% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Our portfolio is located in 54 metropolitan areas. As of December 31, 2023, our portfolio, including the 67 data centers held as investments in unconsolidated entities, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2023
Metropolitan Area	Total annualized rent (1)
Northern Virginia	17.3%
Chicago	8.1%
Frankfurt	6.4%
London	5.2%
Singapore	5.0%
Dallas	4.9%
New York	4.8%
Silicon Valley	4.6%
Amsterdam	4.3%
Sao Paulo	4.2%
Johannesburg	2.7%
Paris	2.7%
Portland	2.6%
Tokyo	2.0%
Phoenix	1.8%
Other	23.4%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2023 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2023 was approximately $105.3 million.

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

In particular, the global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption, including in construction activity. We have experienced delays in construction activity in certain markets as a result of the availability of labor, and these delays have impacted and are continuing to impact some of our anticipated deliveries to our customers. We may continue to experience delays in construction activity due to increased safety protocols implemented in response to the COVID-19 pandemic.

We cannot predict the full extent of the impact that the epidemics, pandemics and other global events will have on our customers, suppliers and other business partners; however, any material effect on these parties could adversely impact us, our future financial condition, results of operations and cash flows. The full extent to which epidemics, pandemics and the various responses to such events impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of such event; governmental, business and individuals’ actions that have been and continue to be taken in response to such event; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel.

We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.

We do not own all the buildings in our portfolio. These leased buildings accounted for approximately 15% of our total revenue for the year ended December 31, 2023. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the initial terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

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

The development of our data centers requires the timely delivery of required equipment and materials. We rely on third parties to provide the equipment, materials and services needed for our construction and development needs. Our global supply chain and development activities could be impacted by disruptions, such as political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents, pandemics and other business interruptions, which could impact our ability to meet delivery timelines, including delivery timelines to our customers. These disruptions could also lead to delays, reputational damage, potential penalties that we may be required to pay and potential terminations of agreements by our customers. If any such delay or disruption were to occur, it could have an adverse effect on our liquidity and financial condition. Changes in the timing or cost of procuring materials, equipment and services used in our construction and development programs could have an adverse effect on our results of operations. Similarly, our customers may experience supply chain or procurement disruptions, constraints and increased costs, which may impact their ability to deploy in our facilities, which could have a material adverse impact on our business and financial condition. During the pandemic and its related and other ongoing global supply chain issues, we have actively monitored our vendors and suppliers and remain in frequent communication with customers, contractors and suppliers. We have proactively managed our supply chain, and we believe the required equipment will continue to be delivered to complete our ongoing development activities. Although to date, we have been able to manage through disruptions in our supply chain and procurement process due to the pandemic and other global events, continuing disruptions could have a material adverse impact on our business and financial condition. However, the full extent and impact of global supply chain constraints on our future supply chain and procurement process cannot be reasonably estimated at this time and it could have a material adverse impact on our business and financial condition. In addition, the ongoing military conflict between Russia and Ukraine, as well as the conflict in the Middle East and other potential global conflicts, could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions.

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

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We are also reliant on third parties to deliver additional power capacity to support the growth of our business If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as natural gas, coal or nuclear. In addition, the price of these fuels and the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We have also entered into power purchase agreements with contract terms ranging from 5-15 years. These agreements require us to purchase renewable energy and/or renewable energy credits from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy decreases, we may be required to pay more under the power purchase agreements than we would otherwise if we were to purchase renewable energy credits on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of extreme weather events, natural disasters or otherwise, could negatively impact the quantity of renewable energy credits delivered to us.

In particular, disruptions in the oil and gas and electric power markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have also been implemented and/or threatened against Russia. Some of our data centers in Europe indirectly rely on energy produced in-part from fossil fuels, including fossil fuels that may originate from Russia, which Russia has reduced. If Russia further reduces or turns off energy supplies to Europe, our European operations could be affected adversely.

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

Our portfolio included 184 data centers, including 47 held in unconsolidated entities, located outside of the United States as of  December 31, 2023. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.

The ownership and operation of data centers located outside of the United States subject us to risks from fluctuations in exchange rates between foreign currencies and the U.S. dollar. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, and may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations. We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations in a manner consistent with our qualifications as a REIT, although we cannot assure you that we will be able to do so or that this will be effective.

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

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. In these events, we are not in a position to exercise sole decision-making authority regarding the properties, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor our partner would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with our partners may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected. In addition, we cannot assure you that we will be able to close joint ventures, on the anticipated schedule or at all. Failure to complete any such joint venture could have a negative impact on our business and the trading price of our common stock. Over the past few years, and particularly during the last 12 months, we have completed a number of new joint ventures, including our first development joint ventures, and such investments may increase the risks described herein.

Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

At December 31, 2023, we had approximately 8.5 million square feet of space under active development and approximately 4.1 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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

Our total consolidated indebtedness at December 31, 2023 was approximately $17.5 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. We have a Global Revolving Credit Facility and the Yen Revolving Credit Facility, which provide for borrowings of up to $3.9 billion (including approximately $0.2 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of December 31, 2023. We have the ability from time to time to increase the size of the Global Revolving Credit Facility by up to $750 million, subject to receipt of lender commitments and other conditions precedent. At December 31, 2023, approximately $1.8 billion was available under this facility, net of outstanding letters of credit. As of February 21, 2024, we had approximately $1.9 billion available under the Global Revolving Credit Facility, net of outstanding letters of credit.

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

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our Global Revolving Credit Facilities, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve and other central banks continue to increase short-term interest rates, this could have a significant upward impact on the interest rates that apply to our variable rate debt. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements and cross currency swap agreements. Our derivative transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty's liquidity, which could make them unable to perform under the terms of their derivative contract and we may not be able to realize the benefit of the derivative contract.

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

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by issuing fixed rate debt instruments and by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 85% of our total indebtedness as of December 31, 2023 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our Global Revolving Credit Facilities and as our borrowings under our Global Revolving Credit Facilities increase, our percentage of indebtedness not subject to fixed rates and our exposure to interest rates may increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. A significant portion of our properties are located in seismically active zones such as California, which represents approximately 7% of our portfolio’s annualized rent as of December 31, 2023. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. We may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Under various laws relating to the protection of the environment in the United States, as well as in many jurisdictions in which we operate, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at a property, and may be required to investigate and clean up such contamination at or emanating from a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various U.S. state laws, as well as laws in other jurisdictions in which we operate, also impose in certain cases strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA or similar laws of other jurisdictions in which we operate. If one or more of the properties in our portfolio does not comply with the ADA or such other laws, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other similar laws. If we incur substantial costs to comply with the ADA and any other similar legislation or are subject to awards of damages to private litigants, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Risks Related to Our Organizational Structure

The interests of Digital Realty Trust, Inc.’s stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between Digital Realty Trust, Inc. and its stockholders, on the one hand, and Digital Realty Trust, L.P. and its partners, on the other. Digital Realty Trust, Inc.’s directors and officers have duties to Digital Realty Trust, Inc. and its stockholders under Maryland law in connection with their management of our Company. At the same time, Digital Realty Trust, Inc., as general partner, has fiduciary duties under Maryland law to Digital Realty Trust, L.P. and to its limited partners in connection with the management of our Operating Partnership. Digital Realty Trust, Inc.’s duties as general partner to Digital Realty Trust, L.P. and its partners may come into conflict with the duties of Digital Realty Trust, Inc.’s directors and officers to Digital Realty Trust, Inc. and its stockholders. Under Maryland law, a general partner of a Maryland limited partnership owes its limited partners the duties of loyalty and care, which must be discharged consistently with the obligation of good faith and fair dealing, unless the partnership agreement provides otherwise. The partnership agreement of Digital Realty Trust, L.P. provides that for so long as Digital Realty Trust, Inc. owns a controlling interest in Digital Realty Trust, L.P., any conflict that cannot be resolved in a manner not adverse to either Digital Realty Trust, Inc.’s stockholders or the limited partners will be resolved in favor of Digital Realty Trust, Inc.’s stockholders.

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

These provisions include the following:

Digital Realty Trust, Inc.’s charter, including the articles supplementary governing its preferred stock, contains 9.8% ownership limits. Digital Realty Trust, Inc.’s charter, subject to certain exceptions, authorizes Digital Realty Trust, Inc.’s Board of Directors to take such actions as are necessary and desirable to preserve Digital Realty Trust, Inc.’s qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Digital Realty Trust, Inc.’s common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock and 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock. Digital Realty Trust, Inc.’s Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, Digital Realty Trust, Inc.’s Board of Directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of Digital Realty Trust, Inc.’s common stock, more than 9.8% of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock or more than 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock could jeopardize Digital Realty Trust, Inc.’s status as a REIT. These restrictions on transferability and ownership will not apply if Digital Realty Trust, Inc.’s Board of Directors determines that it is no longer in Digital Realty Trust, Inc.’s best interests to attempt to qualify, or to continue to qualify, as a REIT or that compliance is no longer required for REIT qualification. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Digital Realty Trust, L.P.’s partnership agreement contains provisions that may delay, defer or prevent a change of control transaction. Digital Realty Trust, L.P.’s partnership agreement provides that Digital Realty Trust, Inc. may not engage in any merger, consolidation or other combination with or into another person, any sale of all or substantially all of its assets or any reclassification, recapitalization or change of its outstanding equity interests unless the transaction is approved by the holders of common units and long-term incentive units representing at least 35% of the aggregate percentage interests of all holders of common units and long-term incentive units and either:

●	all limited partners will receive, or have the right to elect to receive, for each common unit an amount of cash, securities or other property equal to the product of the number of shares of Digital Realty Trust, Inc. common stock into which a common unit is then exchangeable and the greatest amount of cash, securities or other property paid in consideration of each share of Digital Realty Trust, Inc.’s common stock in connection with the transaction (provided that, if, in connection with the transaction, a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the shares of Digital Realty Trust, Inc. common stock, each holder of common units will receive, or have the right to elect to receive, the greatest amount of cash, securities or other property which such holder would have received if it exercised its right to redemption and received shares of Digital Realty Trust, Inc. common stock in exchange for its common units immediately prior to the expiration of such purchase, tender or exchange offer and thereupon accepted such purchase, tender or exchange offer and the transaction was then consummated); or
●	the following conditions are met:
o	substantially all of the assets directly or indirectly owned by the surviving entity in the transaction are held directly or indirectly by Digital Realty Trust, L.P. or another limited partnership or limited liability company which is the survivor of a merger, consolidation or combination of assets with Digital Realty Trust, L.P., which we refer to as the surviving partnership;
o	the holders of common units and long-term incentive units own a percentage interest of the surviving partnership based on the relative fair market value of Digital Realty Trust, L.P.’s net assets and the other net assets of the surviving partnership immediately prior to the consummation of such transaction;

o	the rights, preferences and privileges of the holders of interests in the surviving partnership are at least as favorable as those in effect immediately prior to the consummation of such transaction and as those applicable to any other limited partners or non-managing members of the surviving partnership; and
o	the rights of the limited partners or non-managing members of the surviving partnership include at least one of the following: (i) the right to redeem their interests in the surviving partnership for the consideration available to such persons pursuant to Digital Realty Trust, L.P.’s partnership agreement; or (ii) the right to redeem their interests for cash on terms equivalent to those in effect with respect to their common units immediately prior to the consummation of such transaction (or, if the ultimate controlling person of the surviving partnership has publicly traded common equity securities, for such common equity securities, with an exchange ratio based on the determination of relative fair market value of such securities and the shares of Digital Realty Trust, Inc. common stock).

These provisions may discourage others from trying to acquire control of Digital Realty Trust, Inc. and may delay, defer or prevent a change of control transaction that might be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

Digital Realty Trust, Inc.’s Board of Directors could amend Digital Realty Trust, Inc.’s charter to increase or decrease the number of authorized shares of stock and Digital Realty Trust, Inc. could issue stock without stockholder approval. Digital Realty Trust, Inc.’s charter authorizes Digital Realty Trust, Inc.’s Board of Directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to authorize the issuance of authorized but unissued shares of Digital Realty Trust, Inc.’s common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of Digital Realty Trust, Inc.’s common stock or preferred stock into other classes of series of stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s Board of Directors has no such intention at the present time, it could establish an additional class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire Digital Realty Trust, Inc. or of impeding a change of control under circumstances that otherwise could be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between Digital Realty Trust, Inc. and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the outstanding shares of Digital Realty Trust, Inc.’s voting stock or an affiliate or associate of Digital Realty Trust, Inc. who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power the then outstanding shares of Digital Realty Trust, Inc.’s of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and supermajority voting requirements on these combinations; and
●	“control share” provisions that provide that “control shares” of Digital Realty Trust, Inc. (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by Digital Realty Trust, Inc.’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

The provisions of Digital Realty Trust, Inc.’s charter governing removal of directors and the advance notice provisions of Digital Realty Trust, Inc.’s bylaws could delay, defer or prevent a change of control or other transaction that might be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. Likewise, if Digital Realty Trust, Inc.’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL not currently applicable to Digital Realty Trust, Inc., or if the provision in Digital Realty Trust, Inc.’s bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar effects.

The conversion rights of Digital Realty Trust, Inc.’s preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.

Digital Realty Trust, Inc. currently has outstanding 8,000,000 shares of 5.250% series J cumulative redeemable preferred stock, 8,400,000 shares of 5.850% series K cumulative redeemable preferred stock and 13,800,000 shares of 5.200% series L cumulative redeemable preferred stock, each series of which may be converted into Digital Realty Trust, Inc.’s common stock upon the occurrence of limited specified change in control transactions. The conversion of the series J preferred stock, series K preferred stock or series L preferred stock for Digital Realty Trust, Inc.’s common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair Digital Realty Trust, Inc.’s ability to raise capital through the sale of additional equity securities.

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

Furthermore, we own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code, or a subsidiary REIT. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on Digital Realty Trust, Inc.’s ability to comply with the REIT income and asset tests, and thus its ability to qualify as a REIT.

If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, for each of the years involved because:

●	Digital Realty Trust, Inc. would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal and state corporate income taxes on its taxable income;
●	Digital Realty Trust, Inc. also could be subject to a federal alternative minimum tax and possibly increased state and local taxes; and
●	unless Digital Realty Trust, Inc. is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

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

Even if Digital Realty Trust, Inc. qualifies as a REIT for federal income tax purposes, it may be subject to some federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. In addition, our domestic taxable REIT subsidiaries, including Digital Services, Inc., could be subject to federal, state and local taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located. A domestic taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. Any federal, state or foreign taxes Digital Realty Trust, Inc. pays will reduce its cash available for distribution to stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of Digital Realty Trust, Inc.’s capital stock.

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

From time to time, we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, if we acquire a C corporation and subsequently dispose of its assets within five years of the acquisition, we could be required to pay tax on any built-in gain attributable to such assets determined as of the date on which we acquired the assets. In addition, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity.

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

Further, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect Digital Realty Trust, Inc.’s stockholders, Digital Realty Trust, L.P.’s unitholders and us. We cannot predict how changes in the tax laws might affect our investors and us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and adversely affect Digital Realty Trust, Inc.’s ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Moreover, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	reduced demand for data centers or decreases in information technology spending;
●	decreased rental rates, increased operating costs or increased vacancy rates;
●	increased competition or available supply of data center space;
●	the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services;
●	breaches of our obligations or restrictions under our contracts with our customers;
●	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;
●	the impact of current global and local economic, credit and market conditions;
●	global supply chain or procurement disruptions, or increased supply chain costs;
●	the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs;
●	the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events;
●	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;
●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate;
●	our inability to retain data center space that we lease or sublease from third parties;
●	information security and data privacy breaches;
●	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;
●	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions;
●	our failure to successfully integrate and operate acquired or developed properties or businesses;

●	difficulties in identifying properties to acquire and completing acquisitions;
●	risks related to joint venture investments, including as a result of our lack of control of such investments;
●	risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;
●	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;
●	financial market fluctuations and changes in foreign currency exchange rates;
●	adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;
●	our inability to manage our growth effectively;
●	losses in excess of our insurance coverage;
●	our inability to attract and retain talent;
●	environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals;
●	the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations;
●	our inability to comply with rules and regulations applicable to our Company;
●	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;
●	Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes;
●	restrictions on our ability to engage in certain business activities;
●	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our information systems.

We utilize the United States National Institute of Standards and Technology, Cybersecurity Framework (NIST CSF) in considering the design and in assessing our processes. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We have integrated aspects of our cybersecurity risk management processes into our overall risk management program through, for example, common methodologies, reporting channels and governance processes that apply across the overall risk management program to other risk areas.

Our cybersecurity risk management processes include, but are not limited to:

●	independent maturity assessments designed to help identify significant cybersecurity risks to our IT environment and systems;

●	a cyber resilience team jointly responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a risk management process for service providers, suppliers, and vendors that aligns to our compliance requirements.

We have not identified risks from known cybersecurity threats as a result of any prior cybersecurity incidents that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face complex risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—We and our third-party providers may be vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.” There can be no assurance that our cybersecurity risk management processes, including our policies, controls or procedures, will be fully implemented as currently anticipated, complied with or effective in protecting our systems and information or in allowing us to recover from a cybersecurity incident.

Cybersecurity Governance

Our Board considers cybersecurity and other information technology risks as part of its risk management and compliance oversight function. The Board oversees management’s implementation of our cybersecurity risk management processes and receives reports from management on our cybersecurity risks at least twice a year. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board receives briefings from management on our cyber risk management processes, and it receives presentations on cybersecurity topics from our Chief Technology Officer, Chief Information Security Officer and Chief Information Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team has overall responsibility for assessing and managing material risks from cybersecurity threats, and for executing on our cybersecurity risk management processes. Our Chief Technology Officer, Chief Information Officer and Chief Information Security Officer, among others, have decades of combined experience in areas such as information technology, compliance, and cybersecurity program design and management. Additionally, certain leaders and personnel within the cybersecurity operations team hold industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager. Our management team works closely with our cybersecurity operations team to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT, Operational Technology (OT), and products and services environments.

ITEM 2.           PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a)(2) and which is included in Part II, Item 8.

Our Portfolio

The following table presents an overview of our portfolio of properties, including the 67 data centers held as investments in unconsolidated entities and developable land, based on information as of December 31, 2023 (amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 11. “Debt of the Operating Partnership” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2023.

			Space Under
	Data Center	Net Rentable	Active	Space Held for	Occupancy
Metropolitan Area	Buildings	Square Feet (1)	Development (Sq Ft) (2)	Development (Sq Ft) (3)	Percentage (4)

North America
Northern Virginia	19	5,043	1,545	265	88.8%
Chicago	8	2,672	—	113	91.2%
New York	12	1,722	158	107	71.4%
Dallas	21	3,065	327	77	83.6%
Silicon Valley	14	1,524	—	131	90.5%
Portland	3	863	291	—	99.9%
Phoenix	2	796	—	—	71.0%
San Francisco	4	844	—	—	64.3%
Atlanta	4	557	20	314	96.5%
Toronto	2	509	218	—	87.0%
Los Angeles	2	591	31	—	85.4%
Seattle	1	399	—	—	77.8%
Boston	3	437	—	51	42.1%
Houston	6	393	—	14	63.9%
Miami	2	226	—	—	85.5%
Austin	1	86	—	—	56.3%
Charlotte	3	95	—	—	90.7%
North America Total	107	19,821	2,590	1,071	83.8%

EMEA
London	15	1,383	—	77	56.5%
Frankfurt	29	2,134	1,590	—	87.1%
Amsterdam	12	1,259	222	92	83.2%
Paris	13	1,042	656	—	71.9%
Marseille	4	520	—	38	76.8%
Dublin	9	553	—	—	76.0%
Vienna	3	356	133	—	84.0%
Zurich	3	430	166	—	79.5%
Madrid	4	304	105	—	76.3%
Brussels	3	258	80	—	66.8%
Stockholm	6	190	108	—	70.0%
Copenhagen	3	226	—	99	66.6%
Dusseldorf	3	142	71	—	58.7%
Athens	4	55	159	—	92.8%
Zagreb	1	22	—	13	85.7%
Johannesburg	5	1,103	1,105	—	71.1%
Cape Town	2	326	402	—	74.6%
Durban	1	45	—	—	84.4%
Nairobi	1	16	75	—	61.9%
Mombasa	2	35	—	23	17.3%
Maputo	1	3	—	—	41.6%
EMEA Total	124	10,402	4,872	342	75.2%

Asia Pacific
Singapore	3	883	7	—	93.8%
Sydney	4	361	—	88	92.2%
Melbourne	2	147	—	—	62.3%
Seoul	1	162	—	—	7.6%
Hong Kong	1	99	66	120	2.2%
Asia Pacific Total	11	1,652	73	207	76.7%

Non-Data Center Properties	—	329	—	264	—%

			Space Under
	Data Center	Net Rentable	Active	Space Held for	Occupancy
Metropolitan Area	Buildings	Square Feet (1)	Development (Sq Ft) (2)	Development (Sq Ft) (3)	Percentage (4)

Managed Unconsolidated Entities
Northern Virginia	12	2,418	364	—	97.9%
Chicago	2	790	—	—	91.3%
Silicon Valley	2	142	—	—	100.0%
Hong Kong	1	186	—	—	59.1%
Toronto	1	104	—	—	55.8%
Los Angeles	2	197	—	—	100.0%
Lagos	1	4	—	—	100.0%
Abuja	1	1	—	—	73.0%
	22	3,843	364	—	93.7%

Non-Managed Unconsolidated Entities
Sao Paulo	25	1,366	124	1,198	91.8%
Tokyo	4	1,272	267	—	76.2%
Osaka	4	522	62	196	81.4%
Queretaro	3	105	—	583	100.0%
Santiago	3	119	118	71	90.1%
Rio De Janeiro	2	112	—	—	100.0%
Fortaleza	1	94	—	—	87.0%
Seattle	1	51	—	—	100.0%
Bogota	2	—	—	197	—%
	45	3,641	571	2,246	85.3%

Total	309	39,688	8,470	4,130	81.7%

Note: Table excludes data centers held for sale. Individual items may not add up to total due to rounding.

(1)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development and land held for development.
(4)	Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

We lease space from third parties under noncancellable leases for: our corporate headquarters, several regional office locations, certain data centers, and certain equipment. In addition, we are subject to ground leases at certain data centers primarily in Europe and Singapore.

Customer Diversification

The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized recurring revenue as of December 31, 2023 (dollar amounts in thousands).

		Number	Annualized	% of Annualized	Weighted Average
		of	Recurring	Recurring	Remaining Lease
	Tenant	Locations	Revenue (1)	Revenue	Term in Years
1	Fortune 50 Software Company	71	$418,935	10.9%	8.2
2	Social Content Platform	25	212,198	5.5%	4.7
3	Oracle Corporation	38	164,487	4.3%	6.4
4	Global Cloud Provider	60	156,892	4.1%	5.0
5	IBM	34	129,569	3.4%	2.3
6	Equinix	16	93,346	2.4%	5.9
7	LinkedIn Corporation	7	81,438	2.1%	1.2
8	Fortune 25 Investment Grade-Rated Company	29	76,737	2.0%	2.8
9	Fortune 25 Tech Company	53	69,304	1.8%	3.6
10	Social Media Platform	8	62,117	1.6%	7.3
11	Fortune 500 SaaS Provider	13	61,889	1.6%	2.9
12	Meta Platforms, Inc.	48	60,873	1.6%	3.8
13	Lumen Technologies, Inc.	123	49,804	1.3%	9.2
14	Cyxtera	11	49,361	1.3%	7.0
15	AT&T	75	42,096	1.1%	2.8
16	Comcast Corporation	41	40,436	1.1%	4.1
17	JPMorgan Chase & Co.	16	39,629	1.0%	3.5
18	Rackspace	24	38,061	1.0%	9.5
19	Verizon	89	34,103	0.9%	11.1
20	Zayo	115	33,781	0.9%	2.2
	Total / Weighted Average		$1,915,056	49.9%	5.9

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage. Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)	Annualized recurring revenue represents the monthly contractual base rent (defined as cash base rent before abatements), and interconnection revenue under existing leases as of December 31, 2023 multiplied by 12.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on size (in megawatts), excluding approximately 8.5 million square feet of space under active development and approximately 4.1 million square feet of space held for development at December 31, 2023, under lease as of December 31, 2023 (dollar and square feet amounts in thousands).

	Total Net	Percentage of Net
	Rentable Square	Rentable Square	Annualized	Percentage of
Size	Feet(1)	Feet(1)	Rent(2)	Annualized Rent
Available	6,424	19.7%	—	—
0 - 1 MW	5,008	15.3%	$1,280,715	37.4%
> 1 MW	13,730	42.0%	1,874,806	54.8%
Other (3)	7,509	23.0%	267,172	7.8%
Total	32,670	100.0%	$3,422,692	100.0%

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2023 multiplied by 12.
(3)	Other includes unimproved building shell capacity as well as storage and office space within fully improved data center facilities.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2023 plus available space for ten calendar years and thereafter at the properties in our portfolio. The table excludes space that is currently under active development or held for development. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and early termination rights (amounts in thousands, except per square foot amounts).

						Annualized
					Annualized	Rent Per
		Percentage		Percentage of	Rent Per	Occupied
	Square Footage of	of Net Rentable	Annualized	Annualized	Occupied	Square Foot	Annualized Rent
Year	Expiring Leases (1)	Square Feet (1)	Rent (2)	Rent (2)	Square Foot	at Expiration	at Expiration
Available	6,424	19.7%
Month to Month (3)	519	1.6%	$86,188	2.5%	$166	$167	$86,476
2024	4,191	12.8%	940,076	27.5%	224	225	942,104
2025	3,264	10.0%	483,000	14.1%	148	152	495,513
2026	3,074	9.4%	414,840	12.1%	135	142	436,400
2027	2,398	7.3%	323,292	9.4%	135	143	343,545
2028	1,765	5.4%	187,792	5.5%	106	116	204,508
2029	1,827	5.6%	180,767	5.3%	99	110	200,780
2030	1,954	6.0%	224,259	6.6%	115	126	246,295
2031	1,282	3.9%	151,694	4.4%	118	132	168,630
2032	945	2.9%	109,178	3.2%	116	134	126,552
2033	614	1.9%	80,866	2.4%	132	156	95,764
Thereafter	4,413	13.5%	240,740	7.0%	55	65	288,388
Portfolio Total / Weighted Average	32,670	100.0%	$3,422,692	100.0%	$130	$138	$3,634,956

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2023 multiplied by 12.
(3)	Includes leases, licenses, and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to various legal proceedings. As of December 31, 2023, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

As of February 21, 2024, there were approximately 65 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 21, 2024, there were 73 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2018 through December 31, 2023, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2018 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2018 and

dividends reinvested

To fiscal year ending December 31, 2023

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2018	100.0	100.0	100.0
December 31, 2019	116.5	131.5	125.8
December 31, 2020	140.4	155.7	116.3
December 31, 2021	183.4	200.4	166.4
December 31, 2022	108.3	164.1	125.6
December 31, 2023	151.6	207.2	142.9
●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2018.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the year ended December 31, 2023, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2023, Digital Realty Trust, Inc. issued an aggregate of 568,671 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2023, our Operating Partnership issued an aggregate of 568,671 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2023, an aggregate of 83,413 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 485,258 shares of common stock.

All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2023 have been disclosed previously in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $44 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

A discussion regarding our financial condition and results of operations for 2023 as compared to 2022 is presented herein. Information on 2021 is presented in graphs and other tables only to show year-over-year trends in our results of operations and operating metrics. Our financial condition for 2021 and results of operations for 2021 – and also 2021 as compared to 2022 – can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We are committed to maintaining a conservative capital structure. Our goal is to average through business cycles the following financial ratios: 1) a debt-to-Adjusted EBITDA ratio around 5.5x, 2) a fixed charge coverage of greater than three times, and 3) floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost.

Summary of 2023 Significant Activities

We completed the following significant activities in 2023 as described in the Notes to the Consolidated Financial Statements:

●	In 2023, we closed on the sale of three non-core assets for gross proceeds of approximately $341 million resulting in a net gain on sale in the aggregate of approximately $87 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.
●	In 2023, we generated net proceeds of approximately $2.2 billion from the issuance of approximately 20.0 million shares of common stock under our ATM program.
●	In July 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $238 million. We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. In addition, GI Partners has a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution in the amount of $68 million, resulting in an additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.
●	In July 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.4 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $576 million. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.
●	In November 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a purchase price of $185 million, which represented costs spent through November 10, 2023, to the new joint venture. We received approximately $148 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 20% interest in the joint venture. Realty Income contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. Each partner will fund its pro rata share of the remaining $150 million estimated development cost for the first phase of the project, which is slated for completion in mid-2024. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.

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

	As of December 31, 2023					As of December 31, 2022
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	107	20,150	2,590	1,335	83.8%	119	21,894	3,165	1,110	86.3%
Europe	112	8,873	3,291	319	75.8%	114	7,936	4,261	226	79.3%
Asia Pacific	11	1,652	73	207	76.7%	12	1,653	421	88	75.9%
Africa	12	1,528	1,581	23	71.0%	12	1,184	873	12	70.2%
Consolidated Portfolio	242	32,203	7,535	1,884	79.8%	257	32,667	8,720	1,436	83.5%
Managed Unconsolidated Portfolio	22	3,843	364	—	93.7%	18	2,389	—	—	98.4%
Non-Managed Unconsolidated Portfolio	45	3,641	571	2,246	85.3%	41	3,100	526	1,915	87.1%
Total Portfolio	309	39,688	8,470	4,130	81.7%	316	38,156	9,246	3,351	84.7%
(1)	Net rentable square feet represents the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of December 31, 2023, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the year ended December 31, 2023 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	2,017	$242	$256	5.7%	$1	1.6
> 1 MW	1,299	$126	$152	21.0%	$2	4.5
Other (6)	459	$31	$48	55.5%	$6	5.1
New Leases Signed (5)
0 — 1 MW	616	—	$246	—	$9	4.3
> 1 MW	1,614	—	$155	—	$1	13.0
Other (6)	90	—	$61	—	$15	6.0
Leasing Activity Summary
0 — 1 MW	2,633		$254
> 1 MW	2,913		$154
Other (6)	549		$50
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period December 31, 2023.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2023 to 2024.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect average aggregate rental rates on renewed data center leases for 2024 expirations to be positive as compared with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration based on annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
December 31, 2023
Metropolitan Area	Total annualized rent (1)
Northern Virginia	17.3%
Chicago	8.1%
Frankfurt	6.4%
London	5.2%
Singapore	5.0%
Dallas	4.9%
New York	4.8%
Silicon Valley	4.6%
Amsterdam	4.3%
Sao Paulo	4.2%
Johannesburg	2.7%
Paris	2.7%
Portland	2.6%
Tokyo	2.0%
Phoenix	1.8%
Other	23.4%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2023 was approximately $105.3 million.

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

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, gain on disposition of properties, interest expense, and income tax expense make up the majority of Other income/(expenses). Equity in earnings of unconsolidated entities represents our share of the income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. The largest of these investments is currently our investment in Ascenty, which is located primarily in Latin America. Our second-largest equity-method investment is Digital Core REIT, which is publicly traded on the Singapore Exchange (“SGX”) and which owns a portfolio of 12 properties operating in the United States, Canada, Germany and Japan. Refer to additional discussion of Digital Core REIT and Ascenty in the Notes to the Consolidated Financial Statements.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the year ended December 31, 2023 as compared to December 31, 2022 is shown below (in thousands).

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2022	23,160	9,507	32,667
New development and space reconfigurations	(17)	2,399	2,382
Transfers to stabilized from non-stabilized	2,368	(2,368)	—
Transfers to non-stabilized from stabilized	(661)	591	(70)
Dispositions / Sales	(2,250)	(526)	(2,776)
As of December 31, 2023	22,600	9,603	32,203

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenues

Total operating revenues as shown on our consolidated income statements was as follows (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Stabilized	$4,072,793	$3,559,571	$513,222	14.4%
Non-Stabilized	1,357,380	1,103,112	254,268	23.1%
Rental and other services	5,430,173	4,662,683	767,490	16.5%
Fee income and other	46,888	29,151	17,737	60.8%
Total operating revenues	$5,477,061	$4,691,834	$785,227	16.7%

Total operating revenues increased by approximately $785.2 million for the year ended December 31, 2023 compared to the same period in 2022.

Stabilized rental and other services revenue increased by $513.2 million for the year ended December 31, 2023 compared to the same period in 2022 primarily due to an increase of:

(i)	$289.0 million in utility reimbursement largely driven by power price and usage increases;
(ii)	$117.3 million in new leasing and renewals across all regions; and
(iii)	$47.0 million due to an increase in installation fees and annual CPI indexation of fixed power agreements.

Non-stabilized rental and other services revenue increased $254.3 million for the year ended December 31, 2023, compared to the same period in 2022, driven primarily by:

(i)	an increase of $243.6 million due to the completion of our global development pipeline and related lease up operating activities (the markets with the largest contributions were Northern Virginia, Portland, London and Paris);
(ii)	$140.5 million generated as a result of the Teraco acquisition in August 2022; and
(iii)	offset by a decrease of $129.8 million related to properties sold and contributed after December 31, 2022.

Operating Expenses — Property Level

Property level operating expenses as shown in our consolidated income statements were as follows (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Stabilized	$1,146,241	$825,570	$320,671	38.8%
Non-Stabilized	325,595	179,500	146,095	81.4%
Total Utilities	1,471,836	1,005,070	466,766	46.4%

Stabilized	646,670	599,761	46,909	7.8%
Non-Stabilized	263,160	220,986	42,174	19.1%
Total Rental property operating and maintenance (excluding utilities)	909,830	820,747	89,083	10.9%

Total Rental property operating and maintenance	2,381,666	1,825,817	555,849	30.4%

Stabilized	146,676	135,870	10,806	8.0%
Non-Stabilized	69,729	55,875	13,854	24.8%
Total Property taxes and insurance	216,405	191,745	24,660	12.9%

Total property level operating expenses	$2,598,071	$2,017,562	$580,509	28.8%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance. Many of our lease agreements allow us to pass through expenses to our customers. Reimbursement revenue increased 31% in 2023 compared to the same period in 2022, mitigating a portion of the expense growth shown above.

Total Utilities

Total stabilized utilities expenses increased by approximately $320.7 million compared to the same period in 2022 primarily due to higher rates and an increase in utility consumption at certain properties in the stabilized portfolio.

Total non-stabilized utilities expenses increased by approximately $146.1 million compared to the same period in 2022 primarily due to (i) an increase of $72.4 million due to the completion of our global development pipeline and related lease up operating activities (the markets with the biggest contributions were Northern Virginia, Portland, Frankfurt, London and Paris); (ii) $42.1 million generated as a result of the Teraco acquisition in August 2022; and (iii) offset by power agreement credits that decreased $31.6 million.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $46.9 million compared to the same period in 2022 primarily due to an increase in data center labor and common area maintenance expense. Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased $42.2 million compared to the same period in 2022 primarily due to higher lease and common area maintenance expense in a growing portfolio of recently completed development sites.

Total Property Taxes and Insurance

Total property taxes and insurance increased by approximately $24.7 million compared to the same period in 2022 primarily due to accruals for anticipated assessment increases in 2023, mainly within the Chicago metro area.

Provision for Impairment

Total provision for impairment increased by approximately $115.4 million compared to the same period in 2022 primarily due to the decline in fair value of our equity investment in DCRU, which was considered other than temporary due to the length of time and extent to which the fair value of our investment has been less than the carrying value. As a result, we recorded an impairment charge of $95 million during the three months ended September 30, 2023.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective period is shown below (in thousands).

	Year Ended December 31,
	2023	2022	$ Change	% Change
Depreciation and amortization	$1,694,859	$1,577,933	$116,926	7.4%
General and administrative	449,056	422,167	26,889	6.4%
Transaction, integration and other expense	84,722	68,766	15,956	23.2%
Provision for impairment	118,363	3,000	115,363	n/m
Other	7,529	12,438	(4,909)	(39.5)%
Total other operating expenses	2,354,529	2,084,304	270,225	13.0%
Total property level operating expenses	2,598,071	2,017,562	580,509	28.8%
Total operating expenses	$4,952,600	$4,101,866	$850,734	20.7%

n/m – not meaningful

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $16.3 million compared to the same period in 2022. Depreciation associated with new joint ventures, delivery of assets under construction and accelerated depreciation at one entity related to a customer bankruptcy drove this fluctuation.

Gain on Disposition of Properties, net

Gain on disposition of properties, net increased approximately $723.8 million as compared to the same period in 2022.

In July 2023, we received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture with GI Partners for a net gain on sale of approximately $238 million and we received approximately $1.4 billion of gross proceeds from the contribution of our data centers to the joint venture with TPG Real Estate for a net gain on sale of approximately $576 million.

In May 2023, we disposed of a non-core asset, resulting in a net gain on sale of $87 million.

In August 2022, we sold a non-core building in Dallas for net proceeds of approximately $203 million resulting in a net gain on sale of approximately $174 million.

Loss from Early Extinguishment of Debt

We had no extinguishment of debt in 2023. In February 2022, we redeemed the 4.750% Notes due 2025, which resulted in a $51.1 million loss.

Interest Expense

Interest expense increased approximately $138.6 million compared to the same period in 2022 driven primarily by:

(i)	an increase of $75.5 million due to the funding of the Euro term loan (€750 million) in August 2022 along with the U.S. dollar term loan ($740 million) in January 2023;
(ii)	an increase of $45.5 million, due to the issuance of the 5.550% notes due 2028 ($900 million) in September 2022 ($550 million) and December 2022 ($350 million);
(iii)	an increase of $48.5 million in credit facilities interest expense as a result of higher average balances and higher interest rates;
(iv)	an increase of $33.3 million due to the Teraco acquisition; and
(v)	offset by an increase in capitalized interest of $46.1 million as a result of increased construction activities and higher interest rates and $25.7 million due to income related to cross-currency swaps and interest rate swaps.

Income Tax Expense

Income tax expense increased by approximately $44.0 million as compared to the same period in 2022 due to increased profitability, jurisdictional rate mix in foreign jurisdictions, and reduced benefit included in 2022 reported income tax expense associated with valuation allowance releases.

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

Our Parent and our Operating Partnership were parties to an at-the-market (ATM) Equity OfferingSM Sales Agreement dated April 1, 2022, as amended in 2023 (the "2022 Sales Agreement"). Pursuant to the 2022 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the year ended December 31, 2023, our Parent generated net proceeds of approximately $1.1 billion from the issuance of approximately 11.3 million common shares under the 2022 Sales Agreement at an average price of $96.35 per share after payment of approximately $7.5 million of commissions to the agents. The 2022 Sales Agreement was terminated on August 4, 2023, and our Parent and our Operating Partnership entered into a new ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). At the time of the termination, $408.7 million remained unsold under the 2022 Sales Agreement. For the year ended December 31, 2022, we had no sales under the 2022 Sales Agreement. The proceeds from the issuances under the 2022 Sales Agreement for the year ended December 31, 2023 were contributed to our Operating Partnership in exchange for the issuance of approximately 11.3 million common units to our Parent Company.

For the year ended December 31, 2023, Digital Realty Trust, Inc. generated net proceeds of approximately $1.1 billion from the issuance of approximately 8.7 million common shares under the 2023 Sales Agreement at an average price of $133.21 per share after payment of approximately $11.4 million of commissions to the agents. As of December 31, 2023, approximately $343.4 million remained available for future sales under the 2023 Sales Agreement. The proceeds from the issuances under the 2023 Sales Agreement for the year ended December 31, 2023 were contributed to our Operating Partnership in exchange for the issuance of approximately 8.7 million common units to our Parent Company.

On September 13, 2021, Digital Realty Trust, Inc. completed an underwritten public offering of approximately 6.3 million shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of approximately 6.3 million shares of Digital Realty Trust, Inc.’s common stock in the public offering. Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. During the year ended December 31, 2022, we fully settled the forward sale agreements by issuing approximately 6.3 million shares, resulting in proceeds of approximately $939.0 million. Upon physical settlement of the forward sale agreements, the Operating Partnership issued general partner common partnership units to Digital Realty Trust, Inc. in exchange for contribution of the net proceeds.

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

The expected tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2023 is as follows: approximately 40% ordinary income and 60% as capital gain distribution. The tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2022 was as follows: approximately 59% ordinary income, 16% as capital gain distribution, and 25% as nondividend distribution. The tax treatment of distributions on our Parent’s common stock paid in 2021 was as follows: approximately 9% ordinary income and 91% capital gain distribution.

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the years ended December 31, 2023, 2022 and 2021, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of December 31, 2023, we had $1,625.5 million of cash and cash equivalents, excluding $11.0 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits and is included in Other assets on our Consolidated Balance Sheets. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties, including joint ventures;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.,
●	debt service; and,
●	potentially, acquisitions.

On November 18, 2021, we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. On April 5, 2022, the Operating Partnership entered into an amendment of the Global Revolving Credit Facility which, among other things, increased the size of the Global Revolving Credit Facility from $3.0 billion to $3.75 billion. The Global Revolving Credit Facilities provide for borrowings of up to $3.9 billion (including approximately $0.2 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of December 31, 2023. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $750 million, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available.

These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices.

The Global Revolving Credit Facility provides for borrowings in a variety of currencies and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our Global Revolving Credit Facilities, see Item 8, Note 11. “Debt of the Operating Partnership” in the Notes to the Consolidated Financial Statements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At December 31, 2023, we had open commitments, related to construction contracts of approximately $2.2 billion, including amounts reimbursable of approximately $78.3 million.

We currently expect to incur approximately $2.0 billion to $2.5 billion of capital expenditures, net of partner contributions for our development programs, during the year ending December 31, 2024. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding square feet held in and costs incurred or to be incurred by unconsolidated entities.

Development Lifecycle	As of December 31, 2023				As of December 31, 2022
	Net Rentable	Current	Future		Net Rentable	Current	Future
(in thousands)	Square Feet (1)	Investment (2)(6)(7)	Investment (3)	Total Cost	Square Feet (1)	Investment (4)	Investment (3)	Total Cost
Land held for future development (5)	N/A	$118,197	$—	$118,197	N/A	$118,452	$—	$118,452
Construction in Progress and Space Held for Development
Land - Current Development (5)	N/A	$1,194,646	$—	$1,194,646	N/A	$1,118,954	$—	$1,118,954
Space Held for Development	1,907	325,638	—	325,638	1,437	245,483	—	245,483
Base Building Construction	3,548	734,812	536,049	1,270,861	3,918	693,926	649,640	1,343,566
Data Center Construction	4,030	2,351,092	2,470,178	4,821,270	4,802	2,180,060	3,299,457	5,479,517
Equipment Pool and Other Inventory	N/A	203,821	—	203,821	N/A	32,409	—	32,409
Campus, Tenant Improvements and Other	N/A	211,187	130,260	341,447	N/A	518,302	169,756	688,058
Total Construction in Progress and Land Held for Future Development	9,485	$5,139,393	$3,136,488	$8,275,881	10,157	$4,907,586	$4,118,853	$9,026,439
(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common areas. Excludes square footage of properties held in unconsolidated entities. Square footage is based on current estimates and project plans, and may change upon completion of the project due to remeasurement.
(2)	Represents balances incurred through December 31, 2023.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2022.
(5)	Represents approximately 743 acres as of December 31, 2023, and approximately 842 acres as of December 31, 2022.
(6)	Includes costs incurred on consolidated entities and $57.5 million classified as Investments in Unconsolidated Joint Ventures in our Consolidated Balance Sheet representing Digital Realty Inc.’s 20% interest in two development projects contributed a joint venture with Realty Income on November 10, 2023.
(7)	Includes $328.5 million classified as Assets Held for Sale in our Consolidated Balance Sheet related to two development projects that were contributed to a joint venture with Blackstone on January 11, 2024. For additional information, see Item 8, Note 22. “Subsequent Events” in the Notes to the Consolidated Financial Statements.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Data center construction includes 7.6 million square feet of Turn Key Flex® and Powered Base Building® product. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Development projects	$2,966,898	$2,210,790
Enhancement and improvements	15,705	12,291
Recurring capital expenditures	327,022	266,466
Total capital expenditures (excluding indirect costs)	$3,309,625	$2,489,547

For the year ended December 31, 2023, total capital expenditures increased $0.8 billion to approximately $3.3 billion from $2.5 billion for the same period in 2022. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2023 were approximately $3.0 billion, which reflects an increase of approximately 34% from the same period in 2022. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the years ended December 31, 2023 and 2022 were $216.0 million and $156.9 million, respectively. Capitalized interest comprised approximately $116.8 million and $70.8 million of the total indirect costs capitalized for the years ended December 31, 2023 and 2022, respectively. Capitalized interest in the year ended December 31, 2023 increased, compared to the same period in 2022, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the year ended December 31, 2023 increased compared to the same period in 2022 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities.

Consistent with our growth strategy, we actively pursue potential acquisition opportunities, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2024 will depend upon numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of February 21, 2024, we had approximately $2.0 billion of borrowings available under our Global Revolving Credit Facilities.

Our Global Revolving Credit Facilities provides for borrowings up to $3.9 billion (including approximately $0.2 billion available to be drawn on the Yen Revolving Credit Facility). We have the ability from time to time to increase the size of the Global Revolving Credit Facility by up to $750 million, subject to the receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender's revolving commitments then outstanding (whether funded or unfunded). These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to fund our liquidity requirements from time to time. For additional information regarding our Global Revolving Credit Facility, see Note 11. “Debt of the Operating Partnership” to Consolidated Financial Statements contained herein.

The Euro Term Loan Facilities provide (i) a €375,000,000 three-year senior unsecured term loan facility and (ii) a €375,000,000 five-year senior unsecured term loan facility, comprised of €125,000,000 of initial term loans, and €250,000,000 of delayed draw term loan commitments that were funded on September 9, 2023. The Euro Term Loan Facilities provide for borrowings in Euros. The 2025 Term Facility matures on August 11, 2025. The 2025-27 Term Facility matures on August 11, 2025, subject to two maturity extension options of one year each; provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of the 2025-27 Term Facility commitments then outstanding. For additional information regarding our Euro Term Loan Facilities and the defined terms used above, see Note 11. “Debt of the Operating Partnership” to Consolidated Financial Statements contained herein.

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

On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 35% interest in the joint venture. We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. In addition, GI Partners has a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution in the amount of $68 million, resulting in an additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.

On July 25, 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.4 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 20% interest in the joint venture. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.

On July 26, 2023, we fully settled the forward sale agreements by issuing approximately 3.5 million shares, resulting in proceeds of approximately $336 million.

On November 10, 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a purchase price of $185 million, which represented costs spent through November 10, 2023, to the new joint venture. We received approximately $148 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 20% interest in the joint venture.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the years ended December 31, 2023 and 2022, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements.

Outstanding Consolidated Indebtedness

The tables below summarize our outstanding debt, and also our contractual debt maturities and principal payments as of December 31, 2023 (in thousands):

Outstanding Debt

Debt Summary:
Fixed rate	$12,102.3
Variable rate debt subject to interest rate swaps	2,855.6
Total fixed rate debt (including interest rate swaps)	14,957.9
Variable rate—unhedged	2,579.7
Total	$17,537.6
Percent of Total Debt:
Fixed rate (including swapped debt)	85.3%
Variable rate	14.7%
Total	100.0%

Effective Interest Rate as of December 31, 2023
Fixed rate (including hedged variable rate debt)	2.56%
Variable rate	4.82%
Effective interest rate	2.89%

Contractual Debt Maturities and Principal Payments

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)(4)	Senior Notes	Other Debt	Total Debt
2024	$—	$—	$980,615	$321	$980,936
2025	—	1,567,925	1,226,775	584	2,795,284
2026	1,825,228	—	1,513,519	110,791	3,449,538
2027	—	—	1,178,269	218,511	1,396,780
2028	—	—	2,101,950	293,775	2,395,725
Thereafter	—	—	6,506,299	13,090	6,519,389
Subtotal	$1,825,228	$1,567,925	$13,507,427	$637,072	$17,537,652
Unamortized net discounts	—	—	(33,324)	(3,754)	(37,078)
Unamortized deferred financing costs	(12,941)	(7,620)	(51,761)	(2,345)	(74,667)
Total	$1,812,287	$1,560,305	$13,422,342	$630,973	$17,425,907
(1)	Includes amounts outstanding under the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	A €375.0 million senior unsecured term loan facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. Our U.S. term loan facility of $740 million is subject to one twelve-month extension, provided that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans.
(4)	On January 9, 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown will result in an early extinguishment charge of approximately $1.1 million during the three months ending March 31, 2024.

Our ratio of debt to total enterprise value was approximately 29% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2023 of $134.58). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, SORA, BBR, HIBOR, TIBOR, Base CD Rate, CDOR and JIBAR rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities, unsecured term loans, Teraco loans and ICN10 Facilities. As of December 31, 2023, our debt had a weighted average term to initial maturity of approximately 4.1 years (or approximately 4.3 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2023, our pro-rata share of secured debt of unconsolidated entities was approximately $1.5 billion.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Year Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$1,634,780	$1,659,388	$(24,608)
Net cash used in investing activities	(1,115,111)	(4,699,403)	3,584,292
Net cash provided by (used in) financing activities	963,474	2,969,149	(2,005,675)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,483,143	$(70,866)	$1,554,009

The changes in the activities that comprise net cash used in investing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Decrease in net cash used in business combinations	$1,877,881
Increase in cash used for improvements to investments in real estate	(882,501)
Decrease in cash contributed to investments in unconsolidated entities, net	201,623
Increase in net cash provided by proceeds from sale of real estate	2,348,211
Other changes	39,078
Decrease in net cash used in investing activities	$3,584,292

The decrease in net cash used in investing activities as compared to the same period in 2022 was primarily due to:

(i)a decrease in spend due to the completion of the Teraco acquisition in August 2022 for approximately $1.7 billion;
(ii)an increase in spend on development projects of approximately $883 million;
(iii)a decrease in cash contributed to various investments in unconsolidated entities;
(iv)an increase in cash provided by the contribution of data centers to our joint ventures with GI Partners, TPG Real Estate and Realty Income, for gross proceeds of approximately $0.7 billion, $1.4 billion, and $0.2 billion, respectively; and
(v)the sale of three non-core assets for gross proceeds of approximately $341 million.

The changes in the activities that comprise net cash provided by financing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 consisted of the following amounts (in thousands).

Change
2023 vs 2022
Decrease in cash provided by short-term borrowings	$(2,112,984)
Decrease in cash provided by proceeds from secured / unsecured debt	(1,921,895)
Decrease in cash used for repayment on secured / unsecured debt	924,598
Increase in cash provided by proceeds from issuance of common stock, net of costs	1,278,827
Increase in cash used for dividend and distribution payments	(70,007)
Other changes, net	(104,214)
Decrease in net cash provided by financing activities	$(2,005,675)

The decrease in net cash provided by financing activities as compared to the same period in 2022 was primarily due to:

(i)	a decrease in cash proceeds from short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the issuance of notes in 2022 (2032 Notes in January 2022, Swiss Franc Notes in March 2022, Euro Term Loan in August 2022 and 2028 Notes in September 2022), offset by the closing of the USD Term Loan Facility in January 2023 and CHF notes in October 2023;
(iii)	a decrease in cash used for repayment of unsecured notes (in 2022, we redeemed the 4.750% Notes due 2025 ($450 million) and the Floating rate notes due 2022 (€300 million));
(iv)	offset by an increase in cash provided by proceeds from the issuance of approximately 20.0 million shares of common stock, net of costs, of approximately $2.2 billion under our ATM program, offset with the full settlement of forward sale agreements in 2022 ($939 million); and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2023, amounted to 2.0% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of  December 31, 2023, approximately 0.2 million common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the consolidated balance sheet.

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

We estimate the probability of collection of lease payments based on customer creditworthiness, outstanding accounts receivable balances, and historical bad debts – as well as current economic trends. If collection of substantially all lease payments over the lease term is not probable, rental revenue is recognized when payment is received, and we record a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, less the balance of any security deposits or letters of credit. If collection is subsequently determined to be probable, we: 1) resume recognizing rental revenue on a straight-line basis, 2) record incremental revenue such that the cumulative amount recognized is equal to the amount that would have been recorded on a straight-line basis since inception of the lease, and 3) reverse the allowance for bad debt recorded on outstanding receivables.

New Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

Funds From Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts (Nareit) in the Nareit Funds From Operations White Paper - 2018 Restatement. FFO is a non-GAAP financial measure and represents net income (loss) (computed in accordance with GAAP), excluding gain (loss) from the disposition of real estate assets, provision for impairment, real estate related depreciation and amortization (excluding amortization of deferred financing costs), our share of unconsolidated JV real estate related depreciation & amortization, net income attributable to non-controlling interests in operating partnership and, depreciation related to non-controlling interests. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our data centers that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our data centers, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2023	2022	2021
GAAP Net Income Available to Common Stockholders	$908,114	$336,960	$1,681,498
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	20,710	7,914	39,100
Real estate related depreciation and amortization (1)	1,657,240	1,547,865	1,463,512
Depreciation related to non-controlling interests	(57,477)	(22,110)	—
Unconsolidated JV real estate related depreciation and amortization	177,153	123,099	85,800
Gain from the disposition of real estate assets	(908,356)	(177,332)	(1,445,229)
Provision for impairment	118,363	3,000	18,291
FFO available to common stockholders and unitholders (2)	$1,915,747	$1,819,396	$1,842,971
Basic FFO per share and unit	$6.29	$6.23	$6.37
Diluted FFO per share and unit (2)(3)	$6.20	$6.03	$6.36
Weighted average common stock and units outstanding
Basic	304,651	292,123	289,165
Diluted (2)(3)	315,113	303,708	289,912

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$1,694,859	$1,577,933	$1,486,632
Non-real estate depreciation	(37,619)	(30,068)	(23,120)
	$1,657,240	$1,547,865	$1,463,512

(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. US GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO/share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $39,386 and $11,919 for the year ended December 31, 2023 and 2022, respectively.
(3)	For all periods presented, we have excluded the effect of the series C, series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series C, series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Year Ended December 31,
	2023	2022	2021
Weighted average common stock and units outstanding	304,651	292,123	289,165
Add: Effect of dilutive securities	10,462	11,585	747
Weighted average common stock and units outstanding—diluted	315,113	303,708	289,912

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2023, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,102.3	$11,000.8
Variable rate debt subject to interest rate swaps	2,855.6	2,855.6
Total fixed rate debt (including interest rate swaps)	14,957.9	13,856.5
Variable rate debt	2,579.7	2,579.7
Total outstanding debt	$17,537.7	$16,436.2

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2023:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4.1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(4.2)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	11.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(11.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	2,386.7
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(2,839.3)

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

Foreign Currency Exchange Risk

We are subject to risk from the effects of exchange rate movements of a variety of foreign currencies, which may affect future costs and cash flows. Our primary currency exposures are to the Euro, Japanese yen, British pound sterling, Singapore dollar, South African rand and Brazilian real. Our exposure to foreign exchange risk related to the Brazilian real is limited to the impact that currency has on our share of the Ascenty entity’s operations and financial position. We attempt to mitigate a portion of the risk of currency fluctuations by financing our investments in local currency denominations in order to reduce our exposure to any foreign currency transaction gains or losses resulting from transactions entered into in currencies other than the functional currencies of the associated entities. We also utilize cross-currency interest rate swaps, designated as net investment hedges, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt, to hedge the currency exposure associated with our net investment in our foreign subsidiaries. In addition, we may also hedge well-defined transactional exposures with foreign currency forwards or options, although there can be no assurances that these will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 85.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2023, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Scale and Hyperscale lease revenue

As discussed in note 2 to the consolidated financial statements, the Company records rental revenue, which includes revenue related to Scale and Hyperscale leases, on a straight-line basis if the Company determines on a lease-by-lease basis it is probable that substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $5.4 billion for the year ended December 31, 2023, and deferred rent, net and accounts receivable - trade, net was $624 million and $653 million, respectively, as of December 31, 2023. A portion of each of these balances included amounts related to Scale and Hyperscale leases.

We identified the evaluation of the probability of collection of Scale and Hyperscale lease payments as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all the lease payments for its Scale and Hyperscale leases required significant auditor judgment because of the subjective nature of the evidence obtained. Specifically, evaluating the creditworthiness of the customers and any guarantors required significant auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s probability assessment of Scale and Hyperscale lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Company’s Scale and Hyperscale leases, we evaluated the Company’s determination of the collectability of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, recent public filings, and news articles, and (iv) inquiring of the Company’s employees to obtain evidence regarding creditworthiness of the customers.

.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Dallas, Texas
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Digital Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Partners of Digital Realty Trust, L.P. and the Board of Directors of Digital Realty Trust, Inc. and
Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2023 and 2022, the related consolidated income statements, the consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Scale and Hyperscale lease revenue

As discussed in note 2 to the consolidated financial statements, the Operating Partnership records rental revenue, which includes revenue related to Scale and Hyperscale leases, on a straight-line basis if the Operating Partnership determines on a lease-by-lease basis it is probable that substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Operating Partnership will be able to collect substantially all lease payments over the remaining term of the lease, the Operating Partnership records a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $5.4 billion for the year ended December 31, 2023, and deferred rent, net and accounts receivable - trade, net was $624 million and $653 million, respectively, as of December 31, 2023. A portion of each of these balances included amounts related to Scale and Hyperscale leases.

We identified the evaluation of the probability of collection of Scale and Hyperscale lease payments as a critical audit matter. Evaluating the Operating Partnership’s probability assessment of collection of substantially all the lease payments for its Scale and Hyperscale leases required significant auditor judgment because of the subjective nature of the evidence obtained. Specifically, evaluating the creditworthiness of the customers and any guarantors required significant auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Operating Partnership’s probability assessment of Scale and Hyperscale lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the Operating Partnership’s Scale and Hyperscale leases, we evaluated the Operating Partnership’s determination of the collectability of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, recent public filings, and news articles, and (iv) inquiring of the Operating Partnership’s employees to obtain evidence regarding creditworthiness of the customers.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2004.

Dallas, Texas
February 23, 2024

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$24,236,088	$23,774,662
Investments in unconsolidated entities	2,295,889	1,991,426
Net investments in real estate	26,531,977	25,766,088
Operating lease right-of-use assets, net	1,414,256	1,351,329
Cash and cash equivalents	1,625,495	141,773
Accounts and other receivables, net	1,278,110	969,292
Deferred rent, net	624,427	601,590
Goodwill	9,239,871	9,208,497
Customer relationship value, deferred leasing costs and other intangibles, net	2,500,237	3,092,627
Assets held for sale	478,503	—
Other assets	420,382	353,802
Total assets	$44,113,258	$41,484,998
LIABILITIES AND EQUITY
Global Revolving Credit Facilities, net	$1,812,287	$2,150,451
Unsecured term loans, net	1,560,305	797,449
Unsecured senior notes, net of discount	13,422,342	13,120,033
Secured and other debt, net of discount	630,973	528,870
Operating lease liabilities	1,542,094	1,471,044
Accounts payable and other accrued liabilities	2,168,984	1,868,885
Deferred tax liabilities, net	1,151,096	1,192,752
Accrued dividends and distributions	387,988	363,716
Security deposits and prepaid rents	401,867	369,654
Obligations associated with assets held for sale	39,001	—
Total liabilities	23,116,937	21,862,854

Redeemable noncontrolling interests	1,394,814	1,514,679
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of December 31, 2023 and December 31, 2022	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 311,608 and 291,148 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3,088	2,887
Additional paid-in capital	24,396,797	22,142,868
Accumulated dividends in excess of earnings	(5,262,648)	(4,698,313)
Accumulated other comprehensive loss, net	(751,393)	(595,798)
Total stockholders’ equity	19,117,534	17,583,334
Noncontrolling interests	483,973	524,131
Total equity	19,601,507	18,107,465
Total liabilities and equity	$44,113,258	$41,484,998

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating Revenues:
Rental and other services	$5,430,173	$4,662,683	$4,395,039
Fee income and other	46,888	29,151	32,843
Total operating revenues	5,477,061	4,691,834	4,427,882
Operating Expenses:
Rental property operating and maintenance	2,381,666	1,825,817	1,570,506
Property taxes and insurance	216,405	191,745	207,814
Depreciation and amortization	1,694,859	1,577,933	1,486,632
General and administrative	449,056	422,167	400,654
Transactions and integration	84,722	68,766	47,426
Provision for impairment	118,363	3,000	18,291
Other	7,529	12,438	2,550
Total operating expenses	4,952,600	4,101,866	3,733,873
Operating income	524,461	589,968	694,009
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(29,791)	(13,497)	62,283
Gain on disposition of properties, net	900,531	176,754	1,380,795
Other income (expenses), net	68,431	8,917	(4,358)
Interest expense	(437,741)	(299,132)	(293,846)
Loss from early extinguishment of debt	—	(51,135)	(18,672)
Income tax expense	(75,579)	(31,550)	(72,799)
Net income	950,312	380,325	1,747,412
Net income attributable to noncontrolling interests	(1,474)	(2,641)	(38,153)
Net income attributable to Digital Realty Trust, Inc.	948,838	377,684	1,709,259
Preferred stock dividends	(40,724)	(40,724)	(45,761)
Gain on redemption of preferred stock	—	—	18,000
Net income available to common stockholders	$908,114	$336,960	$1,681,498
Net income per share available to common stockholders:
Basic	$3.04	$1.18	$5.95
Diluted	$3.00	$1.11	$5.94
Weighted average common shares outstanding:
Basic	298,603	286,334	282,475
Diluted	309,065	297,919	283,222

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$950,312	$380,325	$1,747,412
Other comprehensive income (loss):
Foreign currency translation adjustments	(209,973)	(377,873)	(318,828)
(Decrease) increase in fair value of derivatives	(21,406)	(93,803)	1,279
Reclassification to interest expense from derivatives	(32,789)	(7,044)	1,304
Other comprehensive loss	(264,168)	(478,720)	(316,245)
Comprehensive income (loss)	686,144	(98,395)	1,431,167
Comprehensive loss attributable to noncontrolling interests	105,911	54,161	947
Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$792,055	$(44,234)	$1,432,114

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
	Interests	Stock	Shares	Stock	Capital	Earnings	Income (Loss), Net	Interests	Total Equity

Balance as of December 31, 2020	$42,011	$950,940	280,289,726	$2,788	$20,626,897	$(3,997,938)	$135,010	$728,639	$18,446,336
Conversion of common units to common stock	—	—	2,502,331	25	206,695	—	—	(206,720)	—
Vesting of restricted stock, net	—	—	354,489	—	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	125,395	1	18,269	—	—	—	18,270
Issuance of common stock, net of costs	—	—	1,060,943	11	172,085	—	—	—	172,096
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	82,129	(1)	(6,838)	—	—	—	(6,839)
Redemption of series C preferred stock	—	(219,250)	—	—	—	18,000	—	—	(201,250)
Amortization of unearned compensation on share-based awards	—	—	—	—	88,414	—	—	—	88,414
Reclassification of vested share-based awards	—	—	—	—	(23,829)	—	—	23,829	—
Adjustment to redeemable noncontrolling interests	5,830	—	—	—	(5,830)	—	—	—	(5,830)
Dividends declared on preferred stock	—	—	—	—	—	(45,761)	—	—	(45,761)
Dividends and distributions on common stock and common and incentive units	(724)	—	—	—	—	(1,315,489)	—	(31,567)	(1,347,056)
Contributions from (distributions to) noncontrolling interests	(1,052)	—	—	—	—	—	—	125,186	125,186
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income	930	—	—	—	—	1,709,259	—	37,223	1,746,482
Other comprehensive income (loss)	—	—	—	—	—	—	(308,890)	(7,355)	(316,245)
Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2021	$46,995	$731,690	284,415,013	$2,824	$21,075,863	$(3,631,929)	$(173,880)	$472,219	$18,476,787
Conversion of common units to common stock	—	—	36,284	—	2,942	—	—	(2,942)	—
Vesting of restricted stock, net	—	—	340,874	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	6,250,000	63	923,400	—	—	—	923,463
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	106,051	—	1,496	—	—	—	1,496
Amortization of unearned compensation regarding share-based awards	—	—	—	—	92,461	—	—	—	92,461
Reclassification of vested share-based awards	—	—	—	—	(29,864)	—	—	29,864	—
Adjustment to redeemable noncontrolling interests	(11,954)	—	—	—	11,954	—	—	—	11,954
Dividends declared on preferred stock	—	—	—	—	—	(40,724)	—	—	(40,724)
Dividends and distributions on common stock and common and incentive units	(760)	—	—	—	—	(1,403,344)	—	(30,796)	(1,434,140)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests	1,703	—	—	—	—	—	—	46,277	46,277
Sale of noncontrolling interest in property to DCRU	—	—	—	—	64,616	—	—	12,275	76,891
Net income (loss)	(4,653)	—	—	—	—	377,684	—	7,294	384,978
Other comprehensive income (loss)	(46,742)	—	—	—	—	—	(421,918)	(10,060)	(431,978)
Balance as of December 31, 2022	$1,514,679	$731,690	291,148,222	$2,887	$22,142,868	$(4,698,313)	$(595,798)	$524,131	$18,107,465

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2022	$1,514,679	$731,690	291,148,222	$2,887	$22,142,868	$(4,698,313)	$(595,798)	$524,131	$18,107,465
Conversion of common units to common stock	—	—	112,607	2	8,232	—	—	(8,234)	—
Vesting of restricted stock, net	—	—	265,671	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	19,957,541	198	2,207,061	—	—	—	2,207,259
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	123,539	1	(1,945)	—	—	—	(1,944)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	88,518	—	—	—	88,518
Reclassification of vested share-based awards	—	—	—	—	(41,396)	—	—	41,396	—
Adjustment to redeemable noncontrolling interests	5,354	—	—	—	(5,354)	—	—	—	(5,354)
Dividends declared on preferred stock	—	—	—	—	—	(40,724)	—	—	(40,724)
Dividends and distributions on common stock and common and incentive units	(760)	—	—	—	—	(1,472,449)	—	(30,983)	(1,503,432)
Contributions from (distributions to) noncontrolling interests	129	—	—	—	—	—	—	4,345	4,345
Deconsolidation of noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income (loss)	(17,618)	—	—	—	—	948,838	—	19,092	967,930
Other comprehensive income (loss)	(106,970)	—	—	—	(1,187)	—	(155,595)	(416)	(157,198)
Balance as of December 31, 2023	$1,394,814	$731,690	311,607,580	$3,088	$24,396,797	$(5,262,648)	$(751,393)	$483,973	$19,601,507

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$950,312	$380,325	$1,747,412
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(900,531)	(176,754)	(1,380,795)
Provision for impairment	118,363	—	—
Equity in loss (earnings) of unconsolidated entities	29,791	13,497	(62,283)
Distributions from unconsolidated entities	73,518	42,376	66,232
Depreciation and amortization	1,694,859	1,577,933	1,486,632
Amortization of share-based compensation	80,532	92,461	84,083
Loss from early extinguishment of debt	—	51,135	18,672
Straight-lined rents and amortization of above and below market leases	(50,931)	(64,954)	(30,793)
Amortization of deferred financing costs and debt discount / premium	26,834	18,848	18,694
Other operating activities, net	(8,216)	(45,141)	81,038
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(155,317)	(272,452)	(389,116)
(Decrease) increase in accounts payable and other liabilities	(224,434)	42,114	62,452
Net cash provided by operating activities	1,634,780	1,659,388	1,702,228
Cash flows from investing activities:
Improvements to investments in real estate	(3,525,598)	(2,643,097)	(2,520,772)
Cash paid for business combination / asset acquisitions, net of cash acquired	(52,297)	(1,930,178)	(192,015)
Investments in and advances to unconsolidated entities	(336,456)	(299,427)	(59,450)
Return of investment from unconsolidated entities	241,984	3,332	62,115
Proceeds from sale of assets	2,619,778	271,567	1,691,072
Other investing activities, net	(62,522)	(101,600)	(42,671)
Net cash used in investing activities	(1,115,111)	(4,699,403)	(1,061,721)
Cash flows from financing activities:
Proceeds from credit facilities	2,870,841	5,510,267	2,521,497
Payments on credit facilities	(3,293,644)	(3,820,086)	(2,611,051)
Borrowings on secured / unsecured debt	869,132	2,791,027	1,824,389
Repayments on secured / unsecured debt	(111,979)	(1,036,577)	(990,968)
Premium paid for early extinguishment of debt	—	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	4,474	44,312	124,134
Proceeds from issuance of common stock, net	2,207,259	928,432	172,096
Redemption of preferred stock	—	—	(201,250)
Payments of dividends and distributions	(1,520,644)	(1,450,637)	(1,379,198)
Other financing activities, net	(61,965)	52,073	(33,797)
Net cash provided by (used in) financing activities	963,474	2,969,149	(590,630)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,483,143	(70,866)	49,877
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,631	70,077	(22,044)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$1,636,470	$150,696	$151,485

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit data)

	December 31,	December 31,
	2023	2022
ASSETS
Investments in real estate:
Investments in properties, net	$24,236,088	$23,774,662
Investments in unconsolidated entities	2,295,889	1,991,426
Net investments in real estate	26,531,977	25,766,088
Operating lease right-of-use assets, net	1,414,256	1,351,329
Cash and cash equivalents	1,625,495	141,773
Accounts and other receivables, net	1,278,110	969,292
Deferred rent, net	624,427	601,590
Goodwill	9,239,871	9,208,497
Customer relationship value, deferred leasing costs and other intangibles, net	2,500,237	3,092,627
Assets held for sale	478,503	—
Other assets	420,382	353,802
Total assets	$44,113,258	$41,484,998
LIABILITIES AND CAPITAL
Global Revolving Credit Facilities, net	$1,812,287	$2,150,451
Unsecured term loans, net	1,560,305	797,449
Unsecured senior notes, net of discount	13,422,342	13,120,033
Secured and other debt, net of discount	630,973	528,870
Operating lease liabilities	1,542,094	1,471,044
Accounts payable and other accrued liabilities	2,168,984	1,868,885
Deferred tax liabilities, net	1,151,096	1,192,752
Accrued dividends and distributions	387,988	363,716
Security deposits and prepaid rents	401,867	369,654
Obligations associated with assets held for sale	39,001	—
Total liabilities	23,116,937	21,862,854

Redeemable noncontrolling interests	1,394,814	1,514,679
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of December 31, 2023 and December 31, 2022	731,690	731,690
Common units, 311,608 and 291,148 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	19,137,237	17,447,442
Limited Partners, 6,449 and 6,289 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	459,356	436,942
Accumulated other comprehensive loss	(772,668)	(613,423)
Total partners’ capital	19,555,615	18,002,651
Noncontrolling interests in consolidated entities	45,892	104,814
Total capital	19,601,507	18,107,465
Total liabilities and capital	$44,113,258	$41,484,998

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per unit data)

	Year Ended December 31,
	2023	2022	2021
Operating Revenues:
Rental and other services	$5,430,173	$4,662,683	$4,395,039
Fee income and other	46,888	29,151	32,843
Total operating revenues	5,477,061	4,691,834	4,427,882
Operating Expenses:
Rental property operating and maintenance	2,381,666	1,825,817	1,570,506
Property taxes and insurance	216,405	191,745	207,814
Depreciation and amortization	1,694,859	1,577,933	1,486,632
General and administrative	449,056	422,167	400,654
Transactions and integration	84,722	68,766	47,426
Provision for impairment	118,363	3,000	18,291
Other	7,529	12,438	2,550
Total operating expenses	4,952,600	4,101,866	3,733,873
Operating income	524,461	589,968	694,009
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(29,791)	(13,497)	62,283
Gain on disposition of properties, net	900,531	176,754	1,380,795
Other income (expenses), net	68,431	8,917	(4,358)
Interest expense	(437,741)	(299,132)	(293,846)
Loss from early extinguishment of debt	—	(51,135)	(18,672)
Income tax expense	(75,579)	(31,550)	(72,799)
Net income	950,312	380,325	1,747,412
Net loss attributable to noncontrolling interests	19,236	5,459	947
Net income attributable to Digital Realty Trust, L.P.	969,548	385,784	1,748,359
Preferred units distributions	(40,724)	(40,724)	(45,761)
Gain on redemption of preferred units	—	—	18,000
Net income available to common unitholders	$928,824	$345,060	$1,720,598
Net income per unit available to common unitholders:
Basic	$3.05	$1.18	$5.95
Diluted	$3.01	$1.12	$5.94
Weighted average common units outstanding:
Basic	304,651	292,123	289,165
Diluted	315,113	303,708	289,912

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$950,312	$380,325	$1,747,412
Other comprehensive income (loss):
Foreign currency translation adjustments	(209,973)	(377,873)	(318,828)
(Decrease) increase in fair value of derivatives	(21,406)	(93,803)	1,279
Reclassification to interest expense from derivatives	(32,789)	(7,044)	1,304
Other comprehensive loss	(264,168)	(478,720)	(316,245)
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$686,144	$(98,395)	$1,431,167
Comprehensive loss attributable to noncontrolling interests	122,972	52,202	947
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$809,116	$(46,193)	$1,432,114

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Interests	Total Capital

Balance as of December 31, 2020	$42,011	38,250,000	$950,940	280,289,726	$16,631,747	8,046,267	$609,190	$134,800	$119,659	$18,446,336
Conversion of limited partner common units to general partner common units	—	—	—	2,502,331	206,720	(2,502,331)	(206,720)	—	—	—
Vesting of restricted common units, net	—	—	—	354,489	—	—	—	—	—	—
Issuance of common units in connection with acquisition	—	—	—	125,395	18,270	—	—	—	—	18,270
Issuance of common units, net of costs	—	—	—	1,060,943	172,096	—	—	—	—	172,096
Issuance of common units, net of forfeitures	—	—	—	—	—	387,835	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	82,129	(6,839)	—	—	—	—	(6,839)
Redemption of series C preferred units	—	(8,050,000)	(219,250)	—	18,000	—	—	—	—	(201,250)
Amortization of share-based compensation	—	—	—	—	88,414	—	—	—	—	88,414
Reclassification of vested share-based awards	—	—	—	—	(23,829)	—	23,829	—	—	—
Adjustment to redeemable partnership units	5,830	—	—	—	(5,830)	—	—	—	—	(5,830)
Distributions	(724)	—	(45,761)	—	(1,315,989)	—	(31,067)	—	—	(1,392,817)
Contribution from (distributions to) noncontrolling interests in consolidated entities	(1,052)	—	—	—	—	—	—	—	125,186	125,186
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	(197,016)	(197,016)
Net income (loss)	930	—	45,761	—	1,663,998	—	37,670	—	(947)	1,746,482
Other comprehensive income (loss)	—	—	—	—	—	—	—	(316,245)	—	(316,245)
Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	(Loss)	Interests	Total Capital

Balance as of December 31, 2021	$46,995	30,200,000	$731,690	284,415,013	$17,446,758	5,931,771	$432,902	$(181,445)	$46,882	$18,476,787
Conversion of limited partner common units to general partner common units	—	—	—	36,284	2,942	(36,284)	(2,942)	—	—	—
Vesting of restricted common units, net	—	—	—	340,874	—	—	—	—	—	—
Partial settlement of forward sale agreements, net of costs	—	—	—	6,250,000	923,463	—	—	—	—	923,463
Issuance of limited partner common units, net	—	—	—	—	—	393,182	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	106,051	8,639	—	—	—	—	8,639
Units repurchased and retired to satisfy tax withholding upon vesting	—	—	—	—	(7,143)	—	—	—	—	(7,143)
Amortization of share-based compensation	—	—	—	—	92,461	—	—	—	—	92,461
Reclassification of vested share-based awards	—	—	—	—	(29,864)	—	29,864	—	—	—
Adjustment to redeemable partnership units	(11,954)	—	—	—	11,954	—	—	—	—	11,954
Distributions	(760)	—	(40,724)	—	(1,403,344)	—	(30,796)	—	—	(1,474,864)
Redeemable noncontrolling interests associated with acquisition of Teraco	1,530,090	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	1,703	—	—	—	—	—	—	—	46,277	46,277
Sale of noncontrolling interest in property to DCRU	—	—	—	—	64,616	—	—	—	12,275	76,891
Net income (loss)	(4,653)	—	40,724	—	336,960	—	7,914	—	(620)	384,978
Other comprehensive income (loss)	(46,742)	—	—	—	—	—	—	(431,978)	—	(431,978)
Balance as of December 31, 2022	$1,514,679	30,200,000	$731,690	291,148,222	$17,447,442	6,288,669	$436,942	$(613,423)	$104,814	$18,107,465

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	(Loss)	Interests	Total Capital

Balance as of December 31, 2022	$1,514,679	30,200,000	$731,690	291,148,222	$17,447,442	6,288,669	$436,942	$(613,423)	$104,814	$18,107,465
Conversion of limited partner common units to general partner common units	—	—	$—	112,607	8,234	(112,607)	(8,234)	—	—	—
Vesting of restricted common units, net	—	—	—	265,671	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	19,957,541	2,207,260	—	—	—	—	2,207,260
Issuance of limited partner common units, net	—	—	—	—	—	272,925	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	123,539	(1,945)	—	—	—	—	(1,945)
Amortization of share-based compensation	—	—	—	—	88,518	—	—	—	—	88,518
Reclassification of vested share-based awards	—	—	—	—	(41,396)	—	41,396	—	—	—
Adjustment to redeemable partnership units	5,354	—	—	—	(5,354)	—	—	—	—	(5,354)
Distributions	(760)	—	(40,724)	—	(1,472,449)	—	(30,983)	—	—	(1,544,156)
Contributions from noncontrolling interests in consolidated entities	129	—	—	—	—	—	—	—	4,345	4,345
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income (loss)	(17,618)	—	40,724	—	908,114	—	20,235	—	(1,143)	967,930
Other comprehensive income (loss)	(106,970)	—	—	—	(1,187)	—	—	(159,245)	3,234	(157,198)
Balance as of December 31, 2023	$1,394,814	30,200,000	$731,690	311,607,580	$19,137,237	6,448,987	$459,356	$(772,668)	$45,892	$19,601,507

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$950,312	$380,325	$1,747,412
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(900,531)	(176,754)	(1,380,795)
Provision for impairment	118,363	—	—
Equity in loss (earnings) of unconsolidated entities	29,791	13,497	(62,283)
Distributions from unconsolidated entities	73,518	42,376	66,232
Depreciation and amortization	1,694,859	1,577,933	1,486,632
Amortization of share-based compensation	80,532	92,461	84,083
Loss from early extinguishment of debt	—	51,135	18,672
Straight-lined rents and amortization of above and below market leases	(50,931)	(64,954)	(30,793)
Amortization of deferred financing costs and debt discount / premium	26,834	18,848	18,694
Other operating activities, net	(8,216)	(45,141)	81,038
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(155,317)	(272,452)	(389,116)
(Decrease) increase in accounts payable and other liabilities	(224,434)	42,114	62,452
Net cash provided by operating activities	1,634,780	1,659,388	1,702,228
Cash flows from investing activities:
Improvements to investments in real estate	(3,525,598)	(2,643,097)	(2,520,772)
Cash paid for business combination / asset acquisitions, net of cash acquired	(52,297)	(1,930,178)	(192,015)
Investments in and advances to unconsolidated entities	(336,456)	(299,427)	(59,450)
Return of investment from unconsolidated entities	241,984	3,332	62,115
Proceeds from sale of assets	2,619,778	271,567	1,691,072
Other investing activities, net	(62,522)	(101,600)	(42,671)
Net cash used in investing activities	(1,115,111)	(4,699,403)	(1,061,721)
Cash flows from financing activities:
Proceeds from credit facilities	2,870,841	5,510,267	2,521,497
Payments on credit facilities	(3,293,644)	(3,820,086)	(2,611,051)
Borrowings on secured / unsecured debt	869,132	2,791,027	1,824,389
Repayments on secured / unsecured debt	(111,979)	(1,036,577)	(990,968)
Premium paid for early extinguishment of debt	—	(49,662)	(16,482)
Capital contributions from noncontrolling interests, net	4,474	44,312	124,134
General partner contributions	2,207,259	928,432	172,096
General partner distributions	—	—	(201,250)
Payments of dividends and distributions	(1,520,644)	(1,450,637)	(1,379,198)
Other financing activities, net	(61,965)	52,073	(33,797)
Net cash provided by (used in) financing activities	963,474	2,969,149	(590,630)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,483,143	(70,866)	49,877
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,631	70,077	(22,044)
Cash, cash equivalents and restricted cash at beginning of period	150,696	151,485	123,652
Cash, cash equivalents and restricted cash at end of period	$1,636,470	$150,696	$151,485

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

December 31, 2023 and 2022

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

Accounting Principles and Basis of Presentation. The accompanying consolidated financial statements and accompanying notes (the “Consolidated Financial Statements”) are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the Consolidated Financial Statements. All material intercompany transactions with consolidated entities have been eliminated.

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

December 31, 2023 and 2022

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

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the functional currency of the entities. When debt is denominated in a currency other than the functional currency of an entity, a gain or loss can result. The associated adjustment is reflected in other (expenses) income, net, in the consolidated income statements, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge – in which case the associated adjustments are reflected as a cumulative translation adjustment as a component of other comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.

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

December 31, 2023 and 2022

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

●	Customer relationship value: In some transactions, customers acquired are expected to generate recurring revenues beyond existing in-place lease terms. We utilize the multi-period excess earnings method to determine customer relationship value, if any. Key factors reflected in this approach include: (1) projected revenue growth from existing customers, (2) historical customer lease renewals and attrition rates, (3) rental renewal probabilities and related market terms, (4) estimated operating costs, and (5) discount rate. Customer relationship value is amortized to expense ratably over the anticipated life of substantially all of the acquired customer relationships that are expected to generate excess earnings.

Debt. We recognize the fair value of any acquired debt based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for issuance of debt with similar terms and remaining maturities. If acquired debt is publicly traded, we utilize available market data to determine fair value of the debt. Any discount or premium on the principal is included in the carrying value of the debt and amortized to interest expense over the remaining term of the debt using the effective interest method.

Noncontrolling interests. The fair value of the ownership percentage of acquired entities held by third parties is determined based on the fair value of the consolidated net assets acquired, adjusted for any put or call options or other such features associated of the noncontrolling interests.

Other acquired assets and liabilities. The fair value of other acquired assets and liabilities is determined using the best information available. For working capital items that are short-term in nature, fair value is generally presumed to equal the seller’s carrying value, unless facts and circumstances suggest otherwise.

Fair Value Measurements. Fair value is intended to reflect the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value using available market information and valuation methods we believe to be appropriate for these purposes. Given the significant amount of judgement and subjectivity involved in the determination of fair value, estimated fair value is not necessarily indicative of amounts that would be realized on disposition. There are three levels in the fair value hierarchy under U.S. GAAP, which are:

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

December 31, 2023 and 2022

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

Cash and Cash Equivalents. We consider all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. Our cash and cash equivalents are financial instruments exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. We may invest our cash balances in money market accounts that are not insured. We do not believe we are exposed to any significant credit risk associated with our cash and cash equivalents and have not realized any losses associated with cash investments or accounts.

Restricted Cash. Cash that is held for a specific purpose and thus not available to us for immediate or general business use is categorized separately from cash and cash equivalents and is included in Other assets on the consolidated balance sheet. Restricted cash primarily consists of contractual capital expenditures and other deposits.

Assets Held for Sale. We classify an asset as held for sale when the following criteria are met: (1) management that has the proper authority has approved and committed to a plan to sell, (2) the asset is available for immediate sale, (3) an active program to locate a buyer has commenced, (4) the sale of the asset is probable, and (5) transfer of the asset is expected to occur within one year. Assets classified as held for sale are recorded at the lower of carrying value or fair value less costs to sell and are no longer depreciated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Investments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assts. Depreciable lives of assets are stated below.

Investments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the respective assts. Depreciable lives of assets are stated below. Vestments in Real Estate. Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Depreciable lives of assets are stated below.

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

Capitalization of Costs.

Development costs – During the land development and construction periods of qualifying projects, we capitalize direct and indirect project costs that are clearly associated with the development of properties. Capitalized project costs include all costs associated with the development of a property. Such costs include the cost of land and buildings, improvements and fixed equipment, design and engineering, other construction costs, interest, property taxes, insurance, legal fees, personnel working on the project, and corporate supervision. Capitalization of costs ceases when development projects are substantially complete and ready for their intended use. We generally consider development projects to be substantially complete and ready for intended use upon receipt of a certificate of occupancy.

Leasing commissions – Leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. During the years ended December 31, 2023, 2022 and 2021, we capitalized deferred leasing costs of approximately $43.1 million, $51.8 million and $42.8 million, respectively. Deferred leasing costs are included in Customer relationship value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $220.5 million and $257.0 million, net of accumulated amortization of $558.3 million and $514.3 million, as of December 31, 2023 and 2022, respectively. Amortization expense on leasing costs was approximately $76.8 million, $79.2 million, and $83.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Recoverability of Real Estate Assets. We assess the carrying value of our properties whenever events or circumstances indicate carrying amounts of these assets may not be fully recoverable (“triggering events"). Triggering events typically relate to a change in the expected holding period of a property, an adverse change in expected future cash flows of the property, or a trend of past cash flow losses that is expected to continue in the future. If our assessment of triggering events indicates the carrying value of a property or asset group might not be recoverable, we estimate the future undiscounted net cash flows expected to be generated by the assets and compare that amount to the book value of the assets. If our future undiscounted net cash flow evaluation indicates we are unable to recover the carrying value of a property or asset group, we record an impairment loss to provision for impairment in our consolidated income statements to the extent the carrying value of the property or asset group exceeds fair value.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

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

Goodwill and Other Acquired Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized. Goodwill is evaluated for impairment at the reporting unit level. The Company has one reportable segment and one reporting unit. We evaluate goodwill for impairment whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. In addition to monitoring for impactful events and circumstances, we perform an annual one-step quantitative test in which we compare the reporting unit’s carrying value to its fair value. We determine the fair value of the reporting unit based on quoted market prices of the Company’s publicly traded shares. To the extent the fair value of the reporting unit is less than its carrying value, we would record an impairment charge equal to the amount by which the carrying value of the reporting unit exceeds its fair value. We have not recognized any goodwill impairments since our inception. Since a significant aspect of our goodwill is denominated in foreign currencies, changes to our goodwill balance can occur over time due to changes in foreign currency exchange rates.

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

Share-Based Compensation. The Company provides a variety of share-based compensation awards to employees and directors, including awards that contain time-based vesting criteria and a combination of time-based and performance-based criteria. The Company measures all share-based compensation awards at grant date fair value. The fair value of awards that include only a time-based service condition (“time-based awards”) and / or a performance-based condition is the closing price of the Company’s publicly traded shares at the grant date – and is expensed over the requisite service period. The fair value of awards that include a combination of market-based criteria and time-based vesting is measured using a Monte Carlo simulation method. The fair value of these awards is expensed over the requisite service period – and is not adjusted based on actual achievement of the market performance condition.

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

December 31, 2023 and 2022

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

Interest rate derivatives are presented on a gross basis on the consolidated balance sheets – with interest rate swap assets presented in other assets, and interest rate swap liabilities presented in accounts payable and other accrued liabilities. As of December 31, 2023, there was no impact from netting arrangements, because the Company had no derivatives in liability positions. Net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

Foreign Currency Contracts – The Company may, from time to time, enter into forward contracts pursuant to which we agree to sell an amount of one currency in exchange for an agreed-upon amount of another currency. These agreements are typically entered into to manage exposures related to transactions that are settled in currencies other than the functional currency of the legal entity that is party to the transactions. To the extent the Company does not designate such instruments as hedges, changes in the fair value of these instruments are reflected in earnings. The Company had no outstanding derivative foreign currency contracts as of December 31, 2023.

Hedge of Net Investment in Foreign Operations – The Company has no outstanding derivatives that function as hedges of net investments in foreign operations. However, notes denominated in the Swiss franc with a total outstanding principal balance of 545 million Swiss francs (“CHF”) issued by Digital Intrepid Holding B.V. (“DIH”, a wholly-owned subsidiary of the OP with Euro functional currency) are designated as non-derivative hedges of DIH’s net investment in certain of its subsidiaries that have CHF as the functional currency. Changes in the fair value of these hedges, to the extent they are included in the assessment of effectiveness, are reported in other comprehensive income (loss) and will be deferred until disposal of the underlying assets (which is currently not expected to occur). Any amounts excluded from the assessment of effectiveness are reflected as foreign-currency transaction gains/losses which are included as Other (expense) income, net in the consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). We classify interest and penalties from significant uncertain tax positions as current tax expense in our consolidated income statements. We are open to examination by the major taxing jurisdictions for the tax years that are within the statute of limitations for those jurisdictions. For further discussion related to tax reserves, see Note 13. “Income Taxes”.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Revenue Recognition.

Rental and Other Services Revenue – We generate the majority of our revenue by leasing our properties to customers under operating lease agreements, which are accounted for under Accounting Standards Codification 842, Leases (“ASC 842”). We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine it is probable that substantially all of the lease payments will be collected over the lease term. We commence recognition of revenue from rentals at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. The excess of rents recognized as revenue over amounts contractually due pursuant to the underlying leases is included in Deferred rent, net on the consolidated balance sheet. Rental payments received in excess of revenue recognized are classified as Accounts payable and other accrued liabilities on the consolidated balance sheet. Unpaid rents that are contractually due are included in Accounts and other receivables, net on the consolidated balance sheet.

We estimate the probability of collection of lease payments based on customer creditworthiness, outstanding accounts receivable balances, and historical bad debts – as well as current economic trends. If collection of substantially all lease payments over the lease term is not probable, rental revenue is recognized when payment is received, and we record a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, less the balance of any security deposits or letters of credit. If collection is subsequently determined to be probable, we: (1) resume recognizing rental revenue on a straight-line basis, (2) record incremental revenue such that the cumulative amount recognized is equal to the amount that would have been recorded on a straight-line basis since inception of the lease, and (3) reverse the allowance for bad debt recorded on outstanding receivables.

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

Interconnection services include port and cross-connect services generally provided on a month-to-month, one-year or multi-year term. We bill for these services on a monthly basis and recognize the revenue over the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed. Interconnection services that are not specific to a particular leased space are accounted for under Topic 606 and have terms that are generally one year or less.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

We utilize the practical expedient in ASC 842 that allows us to account for lease and non-lease components associated with each lease as a single lease component recorded within rental and other services, instead of accounting for such items separately under Accounting Standards Codification 606, Revenue (“ASC 606”). We recognize revenue for items that do not qualify for revenue recognition under ASC 842 under ASC 606. Revenue recognized as a result of applying ASC 606 was less than 10% of total rental and other services revenue for the years ended December 31, 2023, 2022 and 2021.

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

Gains on Disposition of Properties. We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred, and we no longer have control of the real estate sold. We recognize losses from the disposition of real estate when known.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from an IBOR-indexed rate to alternative reference rates, such as SOFR for LIBOR (“reference rate reform”).

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

The ASU was effective on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. We will continue to evaluate debt, derivative, and lease contracts that are modified in the future to ensure they are eligible for modification relief and apply the available practical expedients as needed. Also, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which was issued to defer the sunset date of Topic 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s Consolidated Financial Statements for the year ended December 31, 2023.

Business Combinations. In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is applicable on a prospective basis and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2022 (or in January 1, 2023 for the Company). Early adoption is permitted. On January 1, 2023, we adopted this ASU and the adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosure. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024, with early adoption is permitted, and retrospective adoption required. We are currently evaluating the extent of the impact of this ASU on disclosures in our Consolidated Financial Statements.

Income Taxes. In December 2023, FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024 and to be applied prospectively, with retrospective application and early adoption both permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our Consolidated Financial Statements.

We determined that all other recently issued accounting pronouncements that have yet to be adopted by the Company will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

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

December 31, 2023 and 2022

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest (an $18.1 million and $4.8 million net loss for the years ended December 31, 2023 and 2022, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis. For the year ended December 31, 2023 and for the period from August 1, 2022 (date of acquisition) to December 31, 2022, no such adjustment was required.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

4. Leases

Lessor Accounting

We generate the majority of our revenue by leasing operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2. “Summary of Significant Accounting Policies—Revenue Recognition” to these Consolidated Financial Statements. Our largest customer’s total revenue approximates 10% of our total revenue base. No other individual customer makes up more than 6% of our total revenue.

A summary of minimum lease payments due from our customers under operating leases of land, prestabilized development properties, and operating properties with lease periods of greater than one year at December 31, 2023 is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

(Amounts in thousands)	Operating leases
2024	$2,896,757
2025	2,213,163
2026	1,797,304
2027	1,416,874
2028	1,164,093
Thereafter	3,676,797
Total	$13,164,988

Lessee Accounting

We lease space and equipment at certain of our data centers from third parties under noncancelable lease agreements. Leases for our data centers expire on various dates through 2069. Certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2023, the termination dates of these ground leases ranged from 2024 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2024 to 2036.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases do not contain residual value guarantees and do not impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in Rental property operating and maintenance expense in the consolidated income statements amounted to approximately $153.2 million, $144.0 million and $145.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the weighted average remaining lease term for our operating leases and finance leases was 13 years and 14 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.4% for operating leases and 2.0% for finance leases at December 31, 2023. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating	Finance
	lease liabilities	lease liabilities (1)
2024	$163,799	$21,899
2025	167,415	21,925
2026	167,687	21,867
2027	166,075	22,368
2028	158,538	91,771
Thereafter	1,110,512	212,979
Total undiscounted future cash flows	1,934,026	392,809
Less: Imputed interest	(391,932)	(77,631)
Present value of undiscounted future cash flows	$1,542,094	$315,178

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

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2023	December 31, 2022
Accounts receivable – trade	$694,252	$551,393
Allowance for doubtful accounts	(41,204)	(33,048)
Accounts receivable – trade, net	653,048	518,345

Accounts receivable – customer recoveries	233,499	170,012
Value-added tax receivables	257,911	167,459
Accounts receivable – installation fees	65,203	60,663
Other receivables	68,449	52,813
Accounts and other receivables, net	$1,278,110	$969,292

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Deferred Rent, Net

Deferred rent, net represents rental income that has been recognized as revenue under ASC 842, but which is not yet due from customers under their existing rental agreements. The Company recognizes an allowance against deferred rent receivables to the extent it becomes no longer probable that a customer or group of customers will be able to make substantially all of their required cash rental payments over the entirety of their respective lease terms. As of December 31, 2023, allowance for deferred rent receivables increased primarily due to a customer bankruptcy.

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2023	December 31, 2022
Deferred rent receivables	$657,009	$612,439
Allowance for deferred rent receivables	(32,582)	(10,849)
Deferred rent, net	$624,427	$601,590

6. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of December 31, 2023	As of December 31, 2022
Land	$1,087,278	$1,061,408
Acquired ground lease	91	6,006
Buildings and improvements	25,388,788	24,287,103
Tenant improvements	830,211	781,540
	27,306,368	26,136,057
Accumulated depreciation and amortization	(7,823,685)	(7,268,981)
Investments in operating properties, net	19,482,683	18,867,076
Construction in progress and space held for development	4,635,215	4,789,134
Land held for future development	118,190	118,452
Investments in properties, net	$24,236,088	$23,774,662

In December 2023, the Company and Blackstone Inc. announced a $7 billion joint venture to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The disposition of a portion of our interest in the data center campuses met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the joint venture. These data center campuses were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy. We closed the first phase of the transaction in 2024. The Company will manage the development and day-to-day operations of the joint venture, for which it will receive customary fees. The second phase is subject to regulatory approvals and is targeted to close later in the year.

As of December 31, 2023, real estate assets, including those mentioned above, that qualified as held for sale had an aggregate carrying value of $478.5 million within total assets and $39.0 million within total liabilities and are shown as Assets held for sale and Obligations associated with assets held for sale on the consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

7. Acquisitions and Dispositions of Properties

Acquisitions of Properties

For the years ended December 31, 2023, 2022 and 2021, acquisitions of properties that did not qualify as business combinations were immaterial to our financial statements – both individually and in the aggregate.

Disposition of Properties to Digital Core REIT

On December 6, 2021, we completed the listing of Digital Core REIT as a standalone real estate investment trust publicly traded on the Singapore Exchange under the ticker symbol “DCRU”. Hereafter, Digital Core REIT and its associated subsidiaries are collectively referred to as the Singapore REIT (“SREIT”). In connection with the listing, the Company contributed a portfolio of 10 operating data center properties to the SREIT. The fair value of these properties was determined to be approximately $1.4 billion based on two separate third party appraisal reports.

In exchange for the contribution of these properties, the Company received: (1) $919 million cash and (2) a 39.4% equity interest in the publicly traded Digital Core REIT entity, while retaining a 10% direct interest in the operating properties that were contributed by the Company to the SREIT. In addition, the Company received approximately $13 million of acquisition fees paid to the Company by Digital Core REIT in the form of additional units in Digital Core REIT.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Disposition of Other Properties

The Company sold the following other real estate properties during the years ended December 31, 2023, 2022 and 2021:

		Date Sold /	Gross Proceeds / Fair Value		Gain on Sale / contribution
Property Type	Metro Area	contributed	(in millions)		(in millions)
Joint venture contributions	Various	2023	$2,278.5	(1)	$814.0
Non-core assets	Various	2023	341.3		86.6
Non-core building	Dallas	Aug 8, 2022	203.0		174.0
Other	Various	2022	2.8		2.8
European portfolio	Various	Mar 16, 2021	680.0		332.0
Other	Various	2021	109.6		37.7

(1) Includes GI Partners, Realty Income, and TPG Real Estate.

Joint venture contributions

On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing, and retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $238 million. We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. In addition, GI Partners has a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution in the amount of $68 million, resulting in an additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.

On July 25, 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We received approximately $1.4 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $576 million. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.

On November 10, 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a purchase price of $185 million, which represented costs spent through November 10, 2023, to the new joint venture. We received approximately $148 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 20% interest in the joint venture. Realty Income contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. Each partner will fund its pro rata share of the remaining $150 million estimated development cost for the first phase of the project, which is slated for completion in mid-2024. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Non-core assets - In 2023, we closed on the sale of three non-core assets for gross proceeds of approximately $341 million resulting in a net gain on sale in the aggregate of approximately $87 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.

Non-core building - On August 8, 2022, we sold a non-core building in Dallas for net proceeds of approximately $203 million resulting in a net gain on sale of approximately $174 million. The assets and liabilities sold were not representative of a significant component of our portfolio nor did the sale represent a significant shift in our strategy.

European portfolio - On March 16, 2021, we sold a portfolio of 11 data centers in Europe (four in the United Kingdom, three in the Netherlands, three in France and one in Switzerland) to Ascendas Reit, a CapitaLand sponsored REIT, for total consideration of approximately $680 million (subject to customary final adjustments for working capital and other items). The total gain recorded during the three months ended March 31, 2021 as a result of this sale was approximately $332 million. The assets and liabilities sold were not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

8. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	December 31, 2023	December 31, 2022
Americas (1)	$1,363,226	$951,331
APAC (2)	569,996	543,521
EMEA (3)	28,334	31,559
Global (4)	334,333	465,015
Total	$2,295,889	$1,991,426

Includes the following unconsolidated entities along with our ownership percentage:

(1)	Ascenty (50%), Clise (50%), Colovore (17%), GI Partners (35%), Mapletree (20%), Menlo (20%), Realty Income (20%), TPG Real Estate (20%), and Walsh (85%).
(2)	Digital Connexion (33%), Lumen (50%), and MC Digital Realty (50%).
(3)	Medallion (60%) and Mivne (50%).
(4)	Digital Core REIT (43%).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

GI Partners Joint Venture – On July 13, 2023, we formed a joint venture with GI Partners. We contributed two stabilized hyperscale data center buildings in the Chicago metro area, at a purchase price of $900 million, to the new joint venture. We received approximately $0.7 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 35% interest in the joint venture. GI Partners contributed such cash to the joint venture in exchange for a 65% interest in the joint venture. We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. In addition, GI Partners has a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution in the amount of $68 million, resulting in an additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. We serve as the managing member responsible for operations in the ordinary course of business. However, certain approval rights are granted through the terms of the joint venture agreement and require unanimous consent of both members with respect to any major decisions. Major decisions are defined to include the annual plan which sets out joint venture and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint venture under the equity method of accounting.

As of the date of the joint venture formation, we used a discounted cash flow model to calculate the fair value of our retained equity interest. The fair value of the retained interest was $157 million and is classified as a Level 3 investment in the fair value hierarchy. The primary inputs to the valuation included volatility, hold period, and dividend yield.

TPG Real Estate Joint Venture – On July 25, 2023, we formed a joint venture with TPG Real Estate. We contributed three stabilized hyperscale data center buildings in Northern Virginia, at a purchase price of $1.5 billion, to the new joint venture. We received approximately $1.4 billion of gross proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 20% interest in the joint venture. TPG Real Estate contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. We serve as the managing member responsible for operations in the ordinary course of business. However, certain approval rights are granted through the terms of the joint venture agreement and require unanimous consent of both members with respect to any major decisions. Major decisions are defined to include the annual plan which sets out joint venture and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint venture under the equity method of accounting.

As of the date of the joint venture formation, we used a discounted cash flow model to calculate the fair value of our retained equity interest. The fair value of the retained interest was $121 million and is classified as a Level 3 investment in the fair value hierarchy. The primary inputs to the valuation included volatility, hold period, and dividend yield.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Realty Income Joint Venture – On November 10, 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a purchase price of $185 million, which represented costs spent through November 10, 2023, to the new joint venture. We received approximately $148 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 20% interest in the joint venture. Realty Income contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. Each partner will fund its pro rata share of the remaining $150 million estimated development cost for the first phase of the project, which is slated for completion in mid-2024. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. We serve as the managing member responsible for operations in the ordinary course of business. However, certain approval rights are granted through the terms of the joint venture agreement and require unanimous consent of both members with respect to any major decisions. Major decisions are defined to include the annual plan which sets out joint venture and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint venture under the equity method of accounting.

DCREIT – Digital Core REIT is a standalone real estate investment trust formed under Singapore law, which is publicly traded on the Singapore Exchange under the ticker symbol “DCRU”. Digital Core REIT owns 12 operating data center properties. The Company’s ownership interest in the units of DCRU, as well as its ownership interest in the operating properties of DCRU are collectively referred to as the Company’s investment in DCREIT.

As of December 31, 2023, the Company held 36% of the outstanding DCRU units, separately owned a 10% direct retained interest in the underlying North American operating properties and a 75% direct retained interest in the underlying German operating property.

The Company’s 36% interest in DCRU consisted of 406 million units and 396 million units as of December 31, 2023 and 2022, respectively. Based on the closing price per unit of $0.65 and $0.55 as of December 31, 2023 and 2022, respectively, the fair value of the units the Company owned in DCRU was approximately $264 million and $218 million as of December 31, 2023 and 2022, respectively.

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

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. During the years ended December 31, 2023 and 2022, the Company earned fees pursuant to these contractual agreements of approximately $10.7 million and $10.6 million, respectively, which is recorded as fee income and other on the consolidated income statement.

During the year ended December 31, 2023, we concluded that the decline in fair value of our equity investment in DCRU was other than temporary due to the length of time and extent to which the fair value of our investment has been less than the carrying value. As a result, we recorded an impairment charge of $95 million for the three months ended September 30, 2023, which was recorded to provision for impairment in our consolidated income statements. The charge reflected the difference between the fair value of our equity investment in DCRU using DCRU's share price as of September 30, 2023 and the carrying value of our equity investment in DCRU at September 30, 2023.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Ascenty – The Company’s ownership percentage in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $18 million and $23 million as of December 31, 2023 and 2022, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Summarized Financial Information of Investments in Unconsolidated Entities

The subsequent tables provide summarized financial information for all of our investments in unconsolidated entities accounted for using the equity method. Amounts are shown in thousands.

					Net	Net
	Total	Total			Operating	Income
December 31, 2023	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Americas	$6,627,520	$3,105,127	$3,522,393	$590,264	$326,042	$(13,097)
APAC	2,097,115	880,972	1,216,143	257,905	121,053	42,244
EMEA	80,525	83,819	(3,294)	1,601	939	(8,225)
Global	1,542,331	591,470	950,861	112,931	73,390	(60,867)
Total Unconsolidated entities	$10,347,491	$4,661,388	$5,686,103	$962,701	$521,424	$(39,945)
Our investment in and share of equity in earnings of unconsolidated entities			$2,295,889			$(29,791)

					Net	Net
	Total	Total			Operating	Income
December 31, 2022	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Americas	$3,648,169	$1,350,163	$2,298,006	$406,325	$240,498	$(38,874)
APAC	1,705,553	541,509	1,164,044	201,405	90,924	25,946
EMEA	121,950	68,223	53,727	1,632	851	(5,475)
Global	1,602,725	551,088	1,051,637	118,233	77,582	(19,455)
Total Unconsolidated entities	$7,078,397	$2,510,983	$4,567,414	$727,595	$409,855	$(37,858)
Our investment in and share of equity in loss of unconsolidated entities			$1,991,426			$(13,497)

					Net	Net
	Total	Total			Operating	Income
December 31, 2021	Assets	Liabilities	Equity	Revenues		(Loss)
Unconsolidated entities
Americas	$3,377,842	$1,223,434	$2,154,408	$375,271	$231,960	$183,336
APAC	1,527,323	548,578	978,745	193,744	102,822	32,691
EMEA	65,459	38,377	27,082	316	141	(172)
Global	1,440,500	350,000	1,090,500	8,184	5,844	(4,648)
Total Unconsolidated entities	$6,411,124	$2,160,389	$4,250,735	$577,515	$340,767	$211,207
Our investment in and share of equity in earnings of unconsolidated entities			$1,807,689			$62,283

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

9. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at December 31, 2023 as compared to December 31, 2022 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

The following is a summary of goodwill activity for the years ended December 31, 2023 and 2022 (in thousands):

	Balance as of			Impact of Change	Balance as of
	December 31,		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2022	Acquisition	Adjustments	Exchange Rates	2023
Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	408,055	—	3,011	18,444	429,510
DFT Merger	2,592,147	—	—	—	2,592,147
Interxion Combination	4,288,208	—	4,843	118,806	4,411,857
Teraco Combination	1,576,704	—	—	(113,710)	1,462,994
Other Combination	12,538	—	(20)	—	12,518
Total	$9,208,497	$—	$7,834	$23,540	$9,239,871

	Balance as of			Impact of Change	Balance as of
	December 31,		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2021	Acquisition	Adjustments	Exchange Rates	2022
Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	448,124	—	—	(40,069)	408,055
DFT Merger	2,592,147	—	—	—	2,592,147
Interxion Combination	4,547,153	—	5,409	(264,354)	4,288,208
Teraco Combination	—	1,625,994	—	(49,290)	1,576,704
Other Combination	19,171	—	(6,633)	—	12,538
Total	$7,937,440	$1,625,994	$(1,224)	$(353,713)	$9,208,497

10. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	December 31, 2023			December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,926,808	$(952,943)	$1,973,865	$3,327,765	$(888,105)	$2,439,660
Acquired in-place lease value	1,089,743	(859,167)	230,576	1,369,526	(1,041,631)	327,895
Other	108,744	(33,483)	75,261	94,829	(26,788)	68,041
Acquired above-market leases	153,205	(150,344)	2,861	264,071	$(253,693)	10,378
Acquired below-market leases	(273,951)	226,840	(47,111)	(344,256)	255,821	(88,435)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $252.0 million, $253.3 million and $262.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $6.5 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, and a decrease of $3.6 million for the year ended December 31, 2021. Estimated annual amortization for each of the five succeeding years and thereafter, commencing January 1, 2024 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2024	$176,848	$51,381	$2,802	$1,327	$(6,712)
2025	176,622	49,839	2,802	1,070	(6,560)
2026	175,981	48,012	2,802	357	(5,798)
2027	175,588	38,482	2,802	48	(5,182)
2028	153,143	18,563	2,817	46	(4,979)
Thereafter	1,115,683	24,299	7,916	13	(17,880)
Total	$1,973,865	$230,576	$21,941	$2,861	$(47,111)

Remaining Contractual Life (in years)	14.3	4.5		2.1	6.9
(1)	Excludes power grid rights in the amount of approximately $53.3 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

11. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	December 31, 2023		December 31, 2022
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	4.33%	$1,825,228	3.04%	$2,167,889
Unsecured term loans	4.76%	1,567,925	2.49%	802,875
Unsecured senior notes	2.24%	13,507,427	2.44%	13,220,961
Secured and other debt	8.07%	637,072	7.12%	532,130
Total	2.89%	$17,537,652	2.68%	$16,723,855

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	December 31, 2023		December 31, 2022
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,784,875	15.9%	$3,855,903	23.1%
British pound sterling (£)	1,973,305	11.2%	1,929,051	11.5%
Euro (€)	10,835,878	61.8%	9,325,126	55.8%
Other	1,943,594	11.1%	1,613,775	9.6%
Total	$17,537,652		$16,723,855

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

The table below summarizes our debt maturities and principal payments as of December 31, 2023 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)(4)	Senior Notes	Other Debt	Total Debt
2024	$—	$—	$980,615	$321	$980,936
2025	—	1,567,925	1,226,775	584	2,795,284
2026	1,825,228	—	1,513,519	110,791	3,449,538
2027	—	—	1,178,269	218,511	1,396,780
2028	—	—	2,101,950	293,775	2,395,725
Thereafter	—	—	6,506,299	13,090	6,519,389
Subtotal	$1,825,228	$1,567,925	$13,507,427	$637,072	$17,537,652
Unamortized net discounts	—	—	(33,324)	(3,754)	(37,078)
Unamortized deferred financing costs	(12,941)	(7,620)	(51,761)	(2,345)	(74,667)
Total	$1,812,287	$1,560,305	$13,422,342	$630,973	$17,425,907
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	A €375.0 million senior unsecured term loan facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. Our U.S. term loan facility of $740 million is subject to one twelve-month extension, provided that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans.
(4)	On January 9, 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown will result in an early extinguishment charge of approximately $1.1 million during the three months ending March 31, 2024.

Global Revolving Credit Facility

We have a Global Revolving Credit Facility under which we may draw up to $3.75 billion on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, Indonesian rupiah, Swiss francs, Korean won and U.S. dollars (with the ability to add other currencies in the future).

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

December 31, 2023 and 2022

We have the ability to increase the size of the Global Revolving Credit Facility by up to $750 million, subject to the receipt of lender commitments and other conditions precedent. Other key terms of the Global Revolving Credit Facility are as follows:

●	Maturity date: January 24, 2026, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the Global Revolving Credit Facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 85 basis points.
●	Annual facility fee: based on the total commitment amount of the facility and the credit ratings of our long-term debt and is currently 20 basis points and is payable quarterly.
●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

Yen Revolving Credit Facility

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese Yen of up to ¥33.3 billion (approximately $236.0 million based on the exchange rate on December 31, 2023), hereafter referred to as the Yen Revolving Credit Facility. We have the ability from time to time to increase the size of the Yen Revolving Credit Facility to up to ¥93.3 billion (approximately $661.4 million based on the exchange rate on December 31, 2023), subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen Revolving Credit Facility are as follows:

●	Maturity date: January 24, 2026, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the Global Revolving Credit Facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 50 basis points.
●	Quarterly unused commitment fee: currently is 10 basis points, calculated using the average daily unused revolving credit commitment and is based on the credit ratings of our long-term debt.
●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with ratios respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of December 31, 2023, we were in compliance with all of such covenants for both of these revolving credit facilities.

Unsecured Term Loans

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	December 31, 2023	December 31, 2022
0.600% notes due 2023(1)	CHF	100,000	$108,310	Oct 02, 2023	$—	$108,121
2.625% notes due 2024		€600,000	677,040	Apr 15, 2024	662,340	642,300
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	318,275	302,075
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	509,240	483,320
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	717,535	695,825
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,186,693	1,150,788
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	326,826	297,331
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	178,269	162,181
3.700% notes due 2027(2)		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(2)		$900,000	900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	551,950	535,250
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	320,884	291,925
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	445,585	422,905
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	827,925	802,875
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	700,205	664,565
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	551,950	535,250
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,103,900	1,070,500
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	827,925	802,875
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	827,925	802,875
					$13,507,427	$13,220,961
Unamortized discounts, net of premiums					(33,324)	(37,280)
Deferred financing costs, net					(51,761)	(63,648)
Total unsecured senior notes, net of discount and deferred financing costs					$13,422,342	$13,120,033
(1)	Paid in full at maturity on October 2, 2023.
(2)	Subject to cross-currency swaps.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2023, we were in compliance with each of these financial covenants.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Secured and Other Debt

This amount consists of a variety of loans at fixed and floating rates ranging from 3.29% to 11.65%. The largest component of the balance are Teraco debt facilities in the amount of $413.8 million, with an effective interest rate of 9.36%, along with a $135.0 million mortgage loan for the Company’s Westin building in Seattle – which bears interest at 3.29%. The loan bearing interest at 11.65% is an unsecured loan with a balance of less than $10 million.

12. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income available to common stockholders	$908,114	$336,960	$1,681,498
Plus: Loss attributable to redeemable noncontrolling interest (1)	(18,093)	4,839	—
Net income available to common stockholders - diluted EPS	926,207	332,121	1,681,498

Denominator:
Weighted average shares outstanding—basic	298,603	286,334	282,475
Potentially dilutive common shares:
Unvested incentive units	118	257	253
Unvested restricted stock	9	45	192
Forward equity offering	248	—	—
Market performance-based awards	112	103	302
Redeemable noncontrolling interest shares (1)	9,975	11,180	—
Weighted average shares outstanding—diluted	309,065	297,919	283,222
Income per share:
Basic	$3.04	$1.18	$5.95
Diluted	$3.00	$1.11	$5.94

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Digital Realty Trust, L.P. Earnings per Unit

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income available to common unitholders	$928,824	$345,060	$1,720,598
Plus: Loss attributable to redeemable noncontrolling interest (1)	(18,093)	4,839	—
Net income available to common unitholders - diluted EPS	946,917	340,221	1,720,598

Denominator:
Weighted average units outstanding—basic	304,651	292,123	289,165
Potentially dilutive common units:
Unvested incentive units	118	257	253
Unvested restricted units	9	45	192
Forward equity offering	248	—	—
Market performance-based awards	112	103	302
Redeemable noncontrolling interest shares (1)	9,975	11,180	—
Weighted average units outstanding—diluted	315,113	303,708	289,912
Income per unit:
Basic	$3.05	$1.18	$5.95
Diluted	$3.01	$1.12	$5.94

(1)

Pursuant to the Put/Call Agreement with the Rollover Shareholders who remained after the Teraco Acquisition, the Rollover Shareholders have a put right on the Remaining Interest of Teraco that can be settled by the Company in Digital Realty Trust, Inc. shares, in cash, or a combination of cash and shares. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026. For additional information regarding the Teraco Acquisition and the defined terms used above, see Note 3. “Business Combinations” to Consolidated Financial Statements contained herein.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

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

	Year Ended December 31,
	2023	2022	2021
Shares subject to Forward Equity Offering	—	—	6,250
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,048	5,789	6,691
Potentially dilutive Series C Cumulative Redeemable Perpetual Preferred Stock	—	—	541
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,794	1,736	1,318
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,887	1,825	1,386
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	3,095	2,993	2,274
Total	12,824	12,343	18,460

13. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for federal income taxes has been included in the Company’s accompanying Consolidated Financial Statements years ended December 31, 2023, 2022 and 2021.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying Consolidated Financial Statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2023, 2022 and 2021.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2023, 2022 and 2021.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

As of December 31, 2023 and 2022, we had deferred tax liabilities net of deferred tax assets of approximately $1,144.9 million and $1,184.6 million, respectively, primarily related to our foreign properties, classified within Other assets (deferred tax assets) and separately stated Deferred tax liabilities, net in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Teraco Acquisition in August 2022, Interxion Combination in March 2020, the European Portfolio Acquisition in July 2016 and the Sentrum portfolio acquisition in 2012. The valuation allowance against the deferred tax assets at December 31, 2023 and 2022 relate primarily to net operating loss carryforwards, nondeductible interest expense carryforwards and hybrid attributes that we do not expect to utilize attributable to certain foreign jurisdictions.

As of December 31, 2023, we are under examination for various years in Australia, France, Germany, Singapore and the United States.

The amount of gross unrecognized tax benefits at December 31, 2023, was $3.7 million, which includes $0.2 million of accrued interest and penalties.

Deferred income tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Gross deferred income tax assets:
Net operating loss carryforwards	$188,735	$175,935
Basis difference - real estate property	18,035	14,027
Basis difference - intangibles	7,744	7,682
Basis difference - equity investments	—	5,694
Tax credit carryforward	2,056	—
Other - temporary differences	180,316	132,578
Total gross deferred income tax assets	396,886	335,916
Valuation allowance	(176,268)	(125,491)
Total deferred income tax assets, net of valuation allowance	220,618	210,425
Gross deferred income tax liabilities:
Basis difference - real estate property	1,162,143	1,160,412
Basis difference - intangibles	190,607	219,653
Straight line rent	5,992	9,215
Other - temporary differences	6,750	5,744
Total gross deferred income tax liabilities	1,365,492	1,395,024
Net deferred income tax liabilities(1)	$1,144,874	$1,184,599

(1)	Net of deferred tax assets of $6.2 million and $8.2 million for the year ended December 31, 2023 and 2022, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

14. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an ATM Equity OfferingSM Sales Agreement dated April 1, 2022, as amended in 2023 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the year ended December 31, 2023, Digital Realty Trust, Inc. generated net proceeds of approximately $1.1 billion from the issuance of approximately 11.3 million common shares under the 2022 Sales Agreement at an average price of $96.35 per share after payment of approximately $7.5 million of commissions to the agents. For the year ended December 31, 2022, we had no sales under the 2022 Sales Agreement.

The 2022 Sales Agreement was terminated on August 4, 2023, and Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into a new ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). At the time of the termination, $408.7 million remained unsold under the 2022 Sales Agreement. Pursuant to the 2023 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. For the year ended December 31, 2023, Digital Realty Trust, Inc. generated net proceeds of approximately $1.1 billion from the issuance of approximately 8.7 million common shares under the 2023 Sales Agreement at an average price of $133.21 per share after payment of approximately $11.4 million of commissions to the agents. As of December 31, 2023, approximately $343.4 million remained available for future sales under the 2023 Sales Agreement.

Forward Equity Sale

On September 13, 2021, the Parent completed an underwritten public offering of approximately 6.3 million shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold an aggregate of approximately 6.3 million shares of the Parent’s common stock in the public offering. The Parent did not receive any proceeds from the sale of common stock by the forward purchasers in the public offering. During the year ended December 31, 2022, we settled the forward sale agreements in full by issuing approximately 6.3 million shares, resulting in proceeds of approximately $939.0 million. Upon physical settlement of the forward sale agreements, the OP issued general partner common partnership units to the Parent in exchange for contribution of the net proceeds. We accounted for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Redeemable Preferred Stock

The Company has issued and outstanding the following series of cumulative redeemable preferred stock, which are governed by the articles supplementary for the applicable series of preferred stock as of December 31, 2023 and 2022 (in thousands, except for share cap and annual dividend rate).

				Total	Annual	Shares Outstanding as of		Balance (net of issuance costs)
	Date(s)	Initial Date to		Liquidation	Dividend	December 31,		as of December 31,
Preferred Stock (1)	Issued	Redeem (2)	Share Cap (3)	Value (4)	Rate (5)	2023	2022	2023	2022
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	$200,000	1.31250	8,000	8,000	$193,540	$193,540
5.850% Series K Cumulative Redeemable Preferred Stock	Mar 13, 2019	Mar 13, 2024	0.4361100	210,000	1.46250	8,400	8,400	203,264	203,264
5.200% Series L Cumulative Redeemable Preferred Stock	Oct 10, 2019	Oct 10, 2024	0.3851800	345,000	1.30000	13,800	13,800	334,886	334,886
				$755,000		30,200	30,200	$731,690	$731,690
(1)	All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.
(3)	Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of preferred stock will have the right (unless, prior to the change of control conversion date specified in the applicable Articles Supplementary governing the preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the preferred stock) to convert some or all of the preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of preferred stock to be converted equal to the lesser of (i) the quotient obtained by dividing (a) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a preferred stock dividend payment and prior to the corresponding dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (b) the common stock price specified in the applicable Articles Supplementary governing the preferred stock; and (ii) the Share Cap, subject to certain adjustments; subject, in each case, to provisions for the receipt of alternative consideration as described in the applicable Articles Supplementary governing the preferred stock. Except in connection with specified change of control transactions, the preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.
(4)	Liquidation preference is $25.00 per share.
(5)	Dividends on preferred shares are cumulative and payable quarterly in arrears.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	311,608	98.0%	291,148	97.9%
Noncontrolling interests consist of:
Common units held by third parties	4,343	1.3%	4,375	1.5%
Incentive units held by employees and directors (see Note 16. "Incentive Plans")	2,106	0.7%	1,914	0.6%
	318,057	100.0%	297,437	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $834.1 million and $591.2 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2023 and December 31, 2022, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2023 and 2022:

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2021	4,389	1,542	5,931
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(14)	—	(14)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(22)	(22)
Incentive units issued upon achievement of market performance condition	—	221	221
Grant of incentive units to employees and directors	—	170	170
Cancellation / forfeitures of incentive units held by employees and directors	—	3	3
As of December 31, 2022	4,375	1,914	6,289
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(32)	(80)	(112)
Incentive units issued upon achievement of market performance condition	—	142	142
Grant of incentive units to employees and directors	—	171	171
Cancellation / forfeitures of incentive units held by employees and directors	—	(41)	(41)
As of December 31, 2023	4,343	2,106	6,449
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheets of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

		Series C		Series J	Series K	Series L
		Preferred		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock		Stock	Stock	Stock	Stock

February 25, 2021	March 31, 2021	$3,333		$2,625	$3,071	$4,485	$326,965	(2)
May 10, 2021	June 30, 2021	—	(1)	2,625	3,071	4,485	328,279	(2)
August 11, 2021	September 30, 2021	—		2,625	3,071	4,485	329,720	(2)
November 18, 2021	December 31, 2021 for Preferred Stock; January 14, 2022 for Common Stock	—		2,625	3,071	4,485	329,772	(2)
		$3,333		$10,500	$12,284	$17,940	$1,314,736

March 3, 2022	March 31, 2022	$—		$2,625	$3,071	$4,485	$348,025	(3)
May 24, 2022	June 30, 2022	—		2,625	3,071	4,485	348,077	(3)
August 17, 2022	September 30, 2022	—		2,625	3,071	4,485	351,410	(3)
November 29, 2022	December 31, 2022 for Preferred Stock; January 13, 2023 for Common Stock	—		2,625	3,071	4,485	355,832	(3)
		$—		$10,500	$12,284	$17,940	$1,403,344

February 22, 2023	March 31, 2023	$—		$2,625	$3,071	$4,485	$356,214	(3)
May 24, 2023	June 30, 2023	—		2,625	3,071	4,485	365,937	(3)
August 8, 2023	September 29, 2023	—		2,625	3,071	4,485	370,278	(3)
November 28, 2023	December 29, 2023 for Preferred Stock; January 19, 2024 for Common Stock	—		2,625	3,071	4,485	380,019	(3)
		$—		$10,500	$12,284	$17,940	$1,472,448
Annual rate of dividend per share		$1.65625		$1.31250	$1.46250	$1.30000	$4.88000

(1)	Redeemed on May 17, 2021 for $ 25.211632 per share, or a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date. The transaction resulted in a gain on redemption of $18.0 million, measured as the difference between the cash consideration paid upon redemption, which was $201.3 million and the carrying value of the preferred stock at the time of the redemption, which was $219.3 million. This amount is reflected as gain on redemption of preferred stock which increased net income available to common stockholders.
(2)	$4.640 annual rate of dividend per share.
(3)	$4.880 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the years ended December 31, 2023, 2022 and 2021, (in thousands, except for per unit data):

		Series C		Series J	Series K	Series L
		Preferred		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units		Units	Units	Units	Units

February 25, 2021	March 31, 2021	$3,333		$2,625	$3,071	$4,485	$336,041	(2)
May 10, 2021	June 30, 2021	—	(1)	2,625	3,071	4,485	336,543	(2)
August 11, 2021	September 30, 2021	—		2,625	3,071	4,485	337,447	(2)
November 18, 2021	December 31, 2021 for Preferred Units; January 14, 2022 for Common Units	—		2,625	3,071	4,485	337,476	(2)
		$3,333		$10,500	$12,284	$17,940	$1,347,507

March 3, 2022	March 31, 2022	$—		$2,625	$3,071	$4,485	$355,812	(3)
May 24, 2022	June 30, 2022	—		2,625	3,071	4,485	355,885	(3)
August 17, 2022	September 30, 2022	—		2,625	3,071	4,485	359,207	(3)
November 29, 2022	December 31, 2022 for Preferred Units; January 13, 2023 for Common Units	—		2,625	3,071	4,485	363,616	(3)
		$—		$10,500	$12,284	$17,940	$1,434,520

February 22, 2023	March 31, 2023	$—		$2,625	$3,071	$4,485	$364,204	(3)
May 24, 2023	June 30, 2023	—		2,625	3,071	4,485	373,833	(3)
August 8, 2023	September 29, 2023	—		2,625	3,071	4,485	378,352	(3)
November 28, 2023	December 29, 2023 for Preferred Units; January 19, 2024 for Common Units	—		2,625	3,071	4,485	387,988	(3)
		$—		$10,500	$12,284	$17,940	$1,504,377
Annual rate of distribution per unit		$—		$1.31250	$1.46250	$1.30000	$4.88000

(1)	Redeemed on May 17, 2021 for $ 25.211632 per unit, or a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date. The transaction resulted in a gain on redemption of $18.0 million, measured as the difference between the cash consideration paid upon redemption, which was $201.3 million and the carrying value of the preferred stock at the time of the redemption, which was $219.3 million. This amount is reflected as gain on redemption of preferred stock which increased net income available to common unitholders.
(2)	$4.640 annual rate of distribution per unit.
(3)	$4.880 annual rate of distribution per unit.

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

December 31, 2023 and 2022

15. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within Accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2021	$(212,653)	$38,773	$(173,880)
Net current period change	(323,366)	(98,552)	(421,918)
Balance as of December 31, 2022	$(536,019)	$(59,779)	$(595,798)
Net current period change	(102,564)	(53,031)	(155,595)
Balance as of December 31, 2023	$(638,583)	$(112,810)	$(751,393)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2021	$(219,882)	$38,437	$(181,445)
Net current period change	(331,131)	(100,847)	(431,978)
Balance as of December 31, 2022	$(551,013)	$(62,410)	$(613,423)
Net current period change	(105,050)	(54,195)	(159,245)
Balance as of December 31, 2023	$(656,063)	$(116,605)	$(772,668)

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

Service-Based Restricted Stock Units: Service-based restricted stock units covering shares of Digital Realty Trust, Inc. common stock (“Restricted Stock Units”), which vest over periods between two and four years, convert to shares of Digital Realty Trust, Inc.’s common stock upon vesting.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Performance-Based Awards (“the Performance Awards”): Performance-based Class D units of the Operating Partnership and performance-based Restricted Stock Units may be issued to officers and employees of the Company. The Performance Awards include performance-based and time-based vesting criteria. Depending on the type of award, the total number of units that qualify to fully vest is determined based on either a market performance criterion (“Market-Based Performance Awards”) or financial performance criterion (“Financial-Based Performance Awards”), in each case, subject to time-based vesting.

Market-Based Performance Awards.

The market performance criterion compares Digital Realty Trust, Inc.’s total stockholder return (“TSR”) relative to the MSCI US REIT Index (“RMS”) over a three-year performance period (“Market Performance Period”), subject to continued service, in order to determine the percentage of the total eligible pool of units that qualifies to be awarded. Following the completion of the Market Performance Period, the awards then have a time-based vesting element pursuant to which 50% of the performance-vested units will fully vest in the February immediately following the end of the Market Performance Period and 50% of the performance-vested units will fully vest in the subsequent February.

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

December 31, 2023 and 2022

Following the completion of the applicable Market Performance Period, the Compensation Committee made the following determinations regarding the vesting of these awards.

2021 Awards

●	In January 2024, the RMS Relative Market Performance fell between the threshold and target level for the 2021 awards and accordingly, 71,926 Class D units and 7,066 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 5,131 distribution equivalent units that immediately vested on December 31, 2023.
●	On February 27, 2024, 50% of the 2021 awards will vest and the remaining 50% will vest on February 27, 2025, subject to continued employment through the applicable vesting date.

2020 Awards

●	In January 2023, the RMS Relative Market Performance fell between the threshold and target levels for the 2020 awards and accordingly, 72,230 Class D units and 7,083 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 5,841 distribution equivalent units that immediately vested on December 31, 2022.
●	On February 27, 2023, 50% of the 2020 awards vested and the remaining 50% will vest on February 27, 2024, subject to continued employment through the applicable vesting date.

2019 Awards

●	In January 2022, the RMS Relative Market Performance fell between the target and high level for the 2019 awards and accordingly, 239,436 Class D units and 70,721 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 18,966 distribution equivalent units that immediately vested on December 31, 2021.
●	On February 27, 2022, 50% of the 2019 awards vested and the remaining 50% vested on February 27, 2023, subject to continued employment through the applicable vesting date.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

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

	Expected Stock Price	Risk-Free Interest
Award Date	Volatility	rate
January 1, 2021	27%	0.17%
February 25, 2021	26%	0.31%
January 1, 2022	26%	0.97%
January 1, 2023	32%	4.18%

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

The grant date fair value of the Performance Awards was approximately $8.2 million, $12.3 million and $25.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. We recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

The aggregate intrinsic value of the Performance Awards that vested in 2023, 2022 and 2021 was $36.4 million, $41.2 million and $28.6 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Other Items: In addition to the LTIP Units, service-based Restricted Stock Units and Performance Awards described above, one-time grants of time and/or performance-based Class D units and Restricted Stock Units were issued in connection with the Interxion Combination. These awards vested over two- and three-year performance periods ending in 2022 and 2023 based on continued service and/or the attainment of performance metrics related to successful integration of the Interxion business.

As of December 31, 2023, approximately 4.2 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of compensation expense and unearned compensation (in millions):

									Expected
									period to
	Deferred Compensation						Unearned Compensation		recognize
	Expensed			Capitalized			As of	As of	unearned

	Year Ended December 31,						December 31,	December 31,	compensation
Type of incentive award	2023	2022	2021	2023	2022	2021	2023	2022	(in years)
Long-term incentive units	$14.5	$21.7	$15.4	$0.2	$0.2	$0.2	$16.6	$20.7	2.1
Performance-based awards	12.9	21.4	23.9	0.2	0.5	0.7	19.9	30.3	2.0
Service-based restricted stock units	21.1	25.9	23.2	7.5	5.4	3.3	66.4	55.4	2.5
Interxion awards	6.0	4.7	17.7	0.1	—	—	—	1.9	—

The following table sets forth the weighted-average fair value per share/unit for each type of incentive award at the date of grant for the years ended December 31, 2023, 2022 and 2021:

	Weighted Average Fair Value at Date of Grant
Type of incentive award	2023	2022	2021
Long-term incentive units	$121.99	$146.37	$132.66
Performance-based awards	97.06	154.26	137.69
Restricted stock	132.07	131.57	129.52

Activity for LTIP Units and service-based Restricted Stock Units for the year ended December 31, 2023 is shown below.

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested LTIP Units	Units	Value	Life (Years)	(in thousands)
Unvested, beginning of period	279,258	$146.37
Granted	180,535	104.82
Vested	(181,182)	136.39
Cancelled or expired	(40,251)	149.36
Unvested, end of period	238,360	$121.99	1.96	$32,078
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2023.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

The aggregate intrinsic value of long-term incentive units that vested in 2023, 2022 and 2021 was $18.3 million, $18.1 million and $17.5 million, respectively. As of December 31, 2023, we had approximately 1.2 million long-term incentive units that were outstanding and exercisable with an aggregate intrinsic value of approximately $158.1 million (based on the market price of our common stock as of December 31, 2023).

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested Restricted Stock Units	Shares	Value	Life (Years)	(in thousands)
Unvested, beginning of period	507,837	$131.57
Granted	568,671	122.25
Vested	(371,232)	119.87
Cancelled or expired	(83,413)	116.39
Unvested, end of period	621,863	$132.07	2.47	$83,690
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2023.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.

The aggregate intrinsic value of restricted stock that vested in 2023, 2022 and 2021 was $41.5 million, $59.0 million and $53.4 million, respectively.

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

Defined Contribution Plans

We have a 401(k) plan whereby our U.S. employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $6.8 million, $5.9 million, and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, Interxion has a defined contribution pension plan for most of its employees. Contributions are made in accordance with the terms of such defined contribution pension plan and are expensed as incurred.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

17. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of December 31, 2023 and 2022, we had cross-currency interest rate swaps outstanding with notional amounts of approximately $1.7 billion and maturity dates ranging through 2028.

The effect of these net investment hedges on accumulated other comprehensive loss and the consolidated income statements for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

		Year Ended December 31,
		2023	2022	2021
Cross-currency interest rate swaps (included component) (1)		$22,703	$116,550	$—
Cross-currency interest rate swaps (excluded component) (2)		25,428	(7,929)	—
Total		$48,131	$108,621	$—

	Location of	Year Ended December 31,
	gain or (loss)	2023	2022	2021
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$21,836	$6,260	$—

(2)	Included component represents foreign exchange spot rates.
(3)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of December 31, 2023, we had derivatives designated as cash flow hedges on 50% of the Euro Term Loan Facilities (€750 million notional amount) and 68% of the USD Term Loan Facility ($740 million notional amount). Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of December 31, 2023, we estimate that an additional $6.4 million will be reclassified as a decrease to interest expense during the year ending December 31, 2024, when the hedged forecasted transactions impact earnings.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

The effect of these cash flow hedges on accumulated other comprehensive loss and the consolidated income statements for the years ended December 31, 2023, 2022 and 2021, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest rate swaps	$7,221	$(7,774)	$(2,582)

	Location of	Year Ended December 31,
	gain or (loss)	2023	2022	2021
Interest rate swaps	Interest expense	$10,953	$819	$(1,304)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$—	$156,753	$—	$108,621
Interest rate swaps	8,538	—	17,120	252
	$8,538	$156,753	$17,120	$108,873
(1)	As presented in our consolidated balance sheets within Other assets.
(2)	As presented in our consolidated balance sheets within Accounts payable and other Accrued liabilities.

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

December 31, 2023 and 2022

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

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on December 31, 2023 and 2022 as compared to those in effect when the debt was issued or assumed. As described in Note 17. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of December 31, 2023		As of December 31, 2022
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global Revolving Credit Facilities (1)	Level 2	$1,825,228	$1,825,228	$2,167,889	$2,167,889
Unsecured term loans (1)	Level 2	1,567,925	1,567,925	802,875	802,875
Unsecured senior notes (2)	Level 2	12,417,619	13,507,427	11,331,989	13,220,961
Secured and other debt (2)	Level 2	625,473	637,072	517,226	532,130
		$16,436,245	$17,537,652	$14,819,979	$16,723,855
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

19. Commitments and Contingencies

Construction Commitments – Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At

December 31, 2023, we had open commitments, including amounts reimbursable of approximately $78.3 million, related to construction contracts of approximately $2.2 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2023, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

As we disclosed in our Quarterly Report on Form 10-Q filed on November 9, 2023, the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC) is conducting an investigation into the adequacy of our disclosures of cybersecurity risks and our related disclosure controls and procedures. We are cooperating with the SEC and are not aware of any cybersecurity issue or event that caused the Staff to open this matter. Responding to an investigation of this type can be costly and time-consuming. While we are unable to predict the likely outcome of this matter or the potential cost or exposure or duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition. If the SEC believes that violations occurred, it could seek remedies including, but not limited to, civil monetary penalties and injunctive relief, and/or file litigation against the Company.

20. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of December 31, 2023, 2022, and 2021:

	Balance as of
(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,625,495	$141,773	$142,698
Restricted cash (included in Other assets)	10,975	8,923	8,787
Total	$1,636,470	$150,696	$151,485

We paid $391.4 million, $271.5 million and $274.7 million for interest, net of amounts capitalized, for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, we capitalized interest of approximately $116.8 million, $70.6 million and $53.5 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $99.2 million, $86.1 million and $71.2 million, respectively.

We paid $88.8 million, $41.7 million and $29.9 million for income taxes, net of refunds, for the years ended December 31, 2023, 2022 and 2021, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2023 and 2022

Accrued construction related costs totaled $599.4 million, $417.1 million and $423.0 million as of years ended December 31, 2023, 2022 and 2021, respectively.

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

	Operating Revenues
	Year Ended December 31,
(Amounts in millions)	2023	2022	2021
Inside the United States	$2,836.0	$2,760.4	$2,769.5
Outside the United States	2,641.1	1,931.4	1,658.4
Revenue Outside of U.S. %	48.2%	41.2%	37.5%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of December 31,		As of December 31,
(Amounts in millions)	2023	2022	2023	2022
Inside the United States	$10,429.1	$11,517.3	$610.2	$647.0
Outside the United States	13,806.9	12,257.4	804.0	704.3

Net Assets in Foreign Operations	$6,778.4	$6,330.2

22. Subsequent Events

In December 2023, the Company and Blackstone Inc. announced a $7 billion joint venture to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. Blackstone will invest approximately $700 million to acquire an 80% equity interest in the joint venture, while the Company would maintain a 20% interest. The Company will manage the development and day-to-day operations of the joint venture, for which it will receive customary fees. Subsequent to year end, the first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase is scheduled to close later in 2024, upon obtaining the required regulatory approvals.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2023

(Dollar amounts in thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs
												Accumulated	Date of
				Acquired	Buildings				Acquired	Buildings		depreciation	acquisition
	Data Center			ground	and		Carrying		ground	and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction
North American Markets
Northern Virginia	19	$—	$122,168	$—	$466,221	$3,038,772	$—	$148,190	$—	$3,478,971	$3,627,161	$(1,048,343)	2005 - 2019
Chicago	8	—	67,162	—	757,149	972,037	—	66,607	—	1,729,741	1,796,348	(734,390)	2005 - 2017
New York	12	—	12,161	—	425,838	1,049,738	—	16,308	—	1,471,429	1,487,737	(724,675)	2002 - 2015
Dallas	21	—	50,533	—	241,081	1,165,705	—	46,539	—	1,410,780	1,457,319	(663,861)	2002 - 2015
Silicon Valley	14	—	129,702	—	842,693	450,944	—	126,486	—	1,296,853	1,423,339	(599,625)	2002 - 2018
Portland	3	—	1,689	—	3,131	875,873	—	12,549	—	868,144	880,693	(121,204)	2011 - 2015
Phoenix	2	—	11,859	—	399,122	387,722	—	11,859	—	786,844	798,703	(414,122)	2006 - 2015
San Francisco	4	—	41,165	—	358,066	317,548	—	41,478	—	675,301	716,779	(309,825)	2004 - 2015
Toronto	2	—	26,600	—	116,863	412,234	—	27,180	—	528,517	555,697	(64,599)	2013 - 2017
Seattle	1	135,000	43,110	—	329,283	62,071	—	43,110	—	391,354	434,464	(51,115)	2,020
Atlanta	4	—	6,537	—	264,948	141,146	—	6,552	—	406,079	412,631	(136,304)	2011 - 2017
Boston	3	—	17,826	—	253,711	110,351	—	16,600	—	365,288	381,888	(184,525)	2006 - 2011
Los Angeles	2	—	29,531	—	105,910	160,424	—	29,118	—	266,747	295,865	(150,281)	2004 - 2015
Houston	6	—	6,965	—	23,492	155,250	—	6,594	—	179,113	185,707	(118,182)	2006
Austin	1	—	1,177	—	4,877	77,880	—	1,177	—	82,757	83,934	(28,673)	2005
Miami	2	—	2,964	—	29,793	41,808	—	2,964	—	71,601	74,565	(39,164)	2002 - 2015
North America - Other	6	—	14,307	—	33,122	173,477	(18,000)	14,308	—	188,598	202,906	(82,737)
Total North America	110	135,000	585,456	—	4,655,300	9,592,980	(18,000)	617,619	—	14,198,117	14,815,736	(5,471,625)

EMEA Markets
Frankfurt	29	—	31,260	—	876,342	1,035,998	—	106,876	—	1,836,724	1,943,600	(307,656)	2015 - 2020
London	15	—	101,397	—	1,098,809	572,439	—	61,646	—	1,710,999	1,772,645	(607,287)	2007 - 2020
Paris	13	—	45,722	—	355,386	845,856	—	54,507	—	1,192,457	1,246,964	(115,942)	2012 - 2020
Amsterdam	12	—	40,709	—	968,935	202,598	—	70,211	—	1,142,031	1,212,242	(258,958)	2005 - 2020
Johannesburg	5	—	10,099	—	1,008,751	125,255	—	9,085	—	1,135,020	1,144,105	(69,330)	2022
Marseille	4	—	1,121	—	220,737	370,449	—	1,081	—	591,227	592,308	(80,487)	2020
Zurich	3	—	20,605	—	48,325	415,146	—	39,461	—	444,615	484,076	(42,609)	2020
Dublin	9	—	11,722	90	89,597	381,032	—	7,791	91	474,559	482,441	(135,864)	2006 - 2020
Cape Town	2	—	5,100	—	276,021	130,558	—	4,587	—	407,092	411,679	(23,027)	2022
Vienna	3	—	14,159	—	364,949	3,530	—	13,105	—	369,533	382,638	(72,500)	2020
Brussels	3	—	3,874	—	118,034	102,611	—	11,498	—	213,021	224,519	(21,413)	2020
Madrid	4	—	8,456	—	134,817	66,931	—	13,392	—	196,812	210,204	(28,450)	2020
Copenhagen	3	—	11,665	—	107,529	56,032	—	4,583	—	170,643	175,226	(22,665)	2020
Stockholm	6	—	—	—	93,861	58,194	—	—	—	152,055	152,055	(29,430)	2020
Dusseldorf	3	—	—	—	30,093	81,914	—	—	—	112,007	112,007	(12,455)	2020
Durban	1	—	900	—	66,646	(3,287)	—	810	—	63,449	64,259	(5,055)	2022
Europe - Other	5	—	3,144	—	43,046	226,639	—	26,149	—	246,680	272,829	(76,969)
Africa - Other	4	—	—	—	—	225,569	—	3,113	—	222,456	225,569	(21,861)
Total EMEA	124	—	309,933	90	5,901,877	4,897,466	—	427,895	91	10,681,380	11,109,366	(1,931,958)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2023

(Dollar amounts in thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs
												Accumulated	Date of
				Acquired	Buildings				Acquired	Buildings		depreciation	acquisition
	Data Center			ground	and		Carrying		ground	and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction

APAC Markets
Singapore	3	—	—	—	137,545	718,681	—	—	—	856,226	856,226	(301,293)	2010 - 2015
Sydney	4	—	18,285	—	3,868	190,211	—	21,159	—	191,205	212,364	(48,137)	2011 - 2012
Seoul	1	—	—	—	—	132,617	—	17,620	—	114,997	132,617	(7,913)	2022
Melbourne	2	—	4,467	—	—	103,068	—	2,985	—	104,550	107,535	(51,882)	2011
Hong Kong	1	—	—	—	—	59,323	—	—	—	59,323	59,323	(7,137)	2021
Asia Pacific - Other	4	—	—	—	—	13,201	—	—	—	13,201	13,201	(3,740)
Total APAC	15	—	22,752	—	141,413	1,217,101	—	41,764	—	1,339,502	1,381,266	(420,102)

Total Portfolio	249	$135,000	$918,141	$90	$10,698,590	$15,707,547	$(18,000)	$1,087,278	$91	$26,218,999	$27,306,368	$(7,823,685)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2023

(Dollar amounts in thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $42.6 billion (unaudited) as of December 31, 2023.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2023.

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$26,136,057	$23,625,450	$23,142,988
Additions during period (acquisitions and improvements)	3,494,450	2,553,946	1,570,162
Deductions during period (dispositions, impairments and assets held for sale)	(2,324,139)	(43,339)	(1,087,700)
Balance, end of year	$27,306,368	$26,136,057	$23,625,450

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2023.

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$7,268,981	$6,210,281	$5,555,221
Additions during period (depreciation and amortization expense)	1,338,912	1,079,497	1,042,011
Deductions during period (dispositions and assets held for sale)	(784,208)	(20,797)	(386,951)
Balance, end of year	$7,823,685	$7,268,981	$6,210,281

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Our Management’s Reports on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on page 81.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2023. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2023. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

During the three months ended December 31, 2023, two officers adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. On November 15, 2023, Cindy Fiedelman, our Chief Human Resources Officer, entered into a trading plan that provides for the conversion and redemption of profits interest units and sale of 31,051 shares of common stock. The plan will expire on November 29, 2024, subject to early termination for certain specified events as set forth in the plan. On November 22, 2023, Christopher Sharp, our Chief Technology Officer, entered into a trading plan that provides for the conversion and redemption of profits interest units and sale of 43,870 shares of common stock. The plan will expire November 22, 2024, subject to early termination for certain specified events as set forth in the plan.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2023, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2023, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.            EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

3.2

Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on April 3, 2023).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description

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

10.13†

Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 28, 2014).

Exhibit Number	Description
10.14†

First Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.45 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

10.15†

Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 6, 2015).

10.16†

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

10.20†

Form of Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.27 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2018).

10.21†

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

10.24†

First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 7, 2014).

10.25†

Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2015).

Exhibit Number	Description
10.26†

Third Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Annual Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2016).

10.27†

Fourth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 14, 2017).

10.28†

Fifth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.38 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2019).

10.29†

Sixth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2021).

10.30†

Employment Agreement among Digital Realty Trust, Inc., DLR LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 9, 2018).

10.31†

Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.32†

First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.33†

Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.39 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

10.34*

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

Exhibit Number	Description
10.35*

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

10.36†

Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.56 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2020).

10.37†

Employment Agreement, dated November 19, 2018, by and among Digital Realty Trust, Inc., DLR, LLC and Gregory S. Wright (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.38†

Form of Executive Severance Time-Based Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.9 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.39†

Form of Executive Severance Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.10 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 11, 2020).

10.40†

InterXion Holding N.V. 2017 Executive Director Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

10.41†

InterXion Holding N.V. 2013 Amended International Equity Based Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

10.42†

Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.59 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2021).

10.43†

Form of Omnibus Letter Agreement to 2020 Equity Award Agreements (incorporated by reference to exhibit 10.52 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

10.44†

Form of Amended and Restated Form of Executive Severance Agreement - United States (incorporated by reference to exhibit 10.53 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

Exhibit Number	Description
10.45†

Form of Amended and Restated Form of Executive Severance Agreement – Canada (incorporated by reference to exhibit 10.54 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

10.46†

Form of Second Amended and Restated Executive Severance Agreement—United States (incorporated by reference to exhibit 10.55 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 24, 2023).

10.47†

Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.48†

Form of Executive Severance Class D Profits Interest Unit Agreement (FFO Award) (incorporated by reference to 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.49†

Form of Performance-Based Restricted Stock Unit Agreement (US) (FFO Award) (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.50*

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

10.51*

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

Exhibit Number	Description
10.52†

Amendment to Employment Agreement, dated as of September 7, 2022, by and among Digital Realty Trust, Inc., DLR LLC and Greg Wright (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 4, 2022).

10.53*

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

10.54†

Form of Class D Profits Interest Unit Agreement (NOI Award) (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 4, 2023).

10.55†

Form of Executive Severance Class D Profits Interest Unit Agreement (NOI Award) (incorporated by reference to Exhibit 10.5 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 4, 2023).

10.56†

Form of Performance-Based Restricted Stock Unit Agreement (NOI Award) (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 4, 2023).

10.57†

Form of Executive Severance Performance-Based Restricted Stock Unit Agreement (NOI Award) (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 4, 2023).

10.58†	Form of Executive Performance-Based Class D Profits Interest Unit Agreement.
10.59†*	Form of Executive Performance-Based Class D Profits Interest Unit Agreement (NOI Award).

10.60†	Form of Executive Time-Based Profits Interest Unit Agreement.

10.61†

Form of Amended Management Equity Election Program (incorporated by reference to Exhibit 10.32 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2023).

10.62†	Director Compensation Program.

Exhibit Number	Description
10.63

Term Loan Agreement, dated as of January 9, 2023, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., Digital Dutch Finco, B.V., Digital Euro Finco LLC and the additional guarantors party hereto, as guarantors, the initial lenders and issuing banks named therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Capital One, N.A., , Deutsche Bank Securities Inc., Mizhuho Bank, LTD., Oversea-Chinese Banking Corporation, Limited – Los Angeles Agency, PNC Bank, National Association, Raymond James Bank, Sumitomo Mitsui Banking Corporation, The Bank of China, Los Angeles Branch, The Bank of Nova Scotia, TD Securities (USA) LLC, DBS Bank LTD., and Citibank, N.A., as joint lead arrangers, BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as joint bookrunners, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on January 13, 2023).

10.64

Amendment No. 3, dated March 16, 2023 to the Second Amended and Restated Global Credit Agreement, dated as of November 18, 2021, among Digital Realty Trust L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank N.A., as administrative agent, BofA Securities, Inc. and Citibank, as co-sustainability structuring agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and BofA Securities, Inc., Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 4, 2023).

10.65

Amendment No. 2, dated March 16, 2023, among Digital Realty Trust, L.P., its subsidiary Digital Japan LLC, as the initial borrower, and the additional borrowers named therein, as borrowers, Digital Realty Trust, Inc., and the other guarantors named therein, as guarantors, the banks, financial institutions and other lenders listed therein, as the initial lenders, each issuing bank, as listed therein Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, SMBC, as sustainability structuring agent, SMBC, MUFG Bank Ltd. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 4, 2023).

10.66

Amended and Restated Employment Agreement, dated as of August 10, 2023, by and between Digital Realty Trust, Inc., DLR LLC, and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on August 15, 2023).

10.67

Amendment No. 4 to the Second Amended and Restated Global Senior Credit Agreement, among Digital Realty Trust, L.P., Digital Singapore Jurong East PTE. LTD., Digital Singapore 1 PTE. LTD., Digital HK JV Holding Limited, Digital Singapore 2 PTE. LTD, Digital HK KIN CHUEN Limited, Digital Stout Holding, LLC, Digital Japan, LLC, Digital Euro Finco, L.P., Moose Ventures LP, Digital Dutch Finco, B.V., Digital Australia Finco PTY, LTD, Digital Realty Korea LTD., Digital Seoul 2 LTD., and PT Digital Jakarta One, as borrowers, Digital Realty Trust, Inc. and Digital Euro Finco, LLC, as guarantors, and each Lender, Issuing Bank, and Swing Line Bank listed on the signature pages thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 9, 2023).

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

Exhibit Number	Description

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

97.1	Digital Realty Trust, Inc. Policy for Recovery of Erroneously Awarded Compensation.

101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2023; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2023; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023; and (v) Notes to Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 23, 2024

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

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 23, 2024
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 23, 2024
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Matthew R. Mercier

/s/ CHRISTINE B. KORNEGAY	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Christine B. Kornegay

/s/ VeraLinn Jamieson	Director	February 23, 2024
VeraLinn Jamieson

NNIS

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 23, 2024
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 23, 2024
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 23, 2024
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 23, 2024
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 23, 2024
Mark R. Patterson

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc.,
Its	General Partner

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 23, 2024

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

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 23, 2024
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 23, 2024
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Matthew R. Mercier

/s/ CHRISTINE B. KORNEGAY	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Christine B. Kornegay

/s/ VeraLinn Jamieson	Director	February 23, 2024
VeraLinn Jamieson

NNIS

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 23, 2024
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 23, 2024
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 23, 2024
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 23, 2024
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 23, 2024
Mark R. Patterson