Form 10-Q
period 2024-03-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2024-05-03
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at May 1, 2024
Common Stock, $.01 par value per share	312,426,614

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2024 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of March 31, 2024, the Parent owned an approximate 97.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.1% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of March 31, 2024, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

It is important to understand the few differences between the Parent and the OP in the context of how we operate the Company. The Parent does not conduct business itself, other than acting as the sole general partner of the OP and issuing public equity from time to time and guaranteeing certain unsecured debt of the OP and certain of its subsidiaries and affiliates. The OP holds substantially all the assets of the business, directly or indirectly. The OP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent, which are generally contributed to the OP in exchange for partnership units, the OP generates the capital required by the business through the OP’s operations, incurrence of indebtedness and issuance of partnership units to third parties.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $3.75 billion senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥33,285,000,000 (approximately $220 million based on exchange rates at March 31, 2024) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Investments in real estate:
Investments in properties, net	$23,757,783	$24,236,088
Investments in unconsolidated entities	2,365,821	2,295,889
Net investments in real estate	26,123,604	26,531,977
Operating lease right-of-use assets, net	1,233,410	1,414,256
Cash and cash equivalents	1,193,784	1,625,495
Accounts and other receivables, net	1,217,276	1,278,110
Deferred rent, net	611,670	624,427
Goodwill	9,105,026	9,239,871
Customer relationship value, deferred leasing costs and other intangibles, net	2,359,380	2,500,237
Assets held for sale	287,064	478,503
Other assets	501,875	420,382
Total assets	$42,633,089	$44,113,258
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,901,126	$1,812,287
Unsecured term loans, net	1,303,263	1,560,305
Unsecured senior notes, net of discount	13,190,202	13,422,342
Secured and other debt, net of discount	625,750	630,973
Operating lease liabilities	1,357,751	1,542,094
Accounts payable and other accrued liabilities	1,870,344	2,168,984
Deferred tax liabilities, net	1,121,224	1,151,096
Accrued dividends and distributions	—	387,988
Security deposits and prepaid rents	413,225	401,867
Obligations associated with assets held for sale	9,981	39,001
Total liabilities	21,792,866	23,116,937

Redeemable noncontrolling interests	1,350,736	1,394,814
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of March 31, 2024 and December 31, 2023	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 312,421 and 311,608 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,097	3,088
Additional paid-in capital	24,508,683	24,396,797
Accumulated dividends in excess of earnings	(5,373,529)	(5,262,648)
Accumulated other comprehensive loss, net	(850,091)	(751,393)
Total stockholders’ equity	19,019,850	19,117,534
Noncontrolling interests	469,637	483,973
Total equity	19,489,487	19,601,507
Total liabilities and equity	$42,633,089	$44,113,258

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Rental and other services	$1,317,271	$1,329,968
Fee income and other	13,872	8,755
Total operating revenues	1,331,143	1,338,723
Operating Expenses:
Rental property operating and maintenance	548,939	571,225
Property taxes and insurance	43,850	44,779
Depreciation and amortization	431,102	421,198
General and administrative	115,210	111,920
Transactions and integration	31,839	12,267
Other	10,836	—
Total operating expenses	1,181,776	1,161,389
Operating income	149,367	177,334
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(16,008)	14,897
Gain on disposition of properties, net	277,787	—
Other income, net	9,709	280
Interest expense	(109,535)	(102,220)
Loss from early extinguishment of debt	(1,070)	—
Income tax expense	(22,413)	(21,454)
Net income	287,837	68,837
Net income attributable to noncontrolling interests	(6,329)	(111)
Net income attributable to Digital Realty Trust, Inc.	281,508	68,726
Preferred stock dividends	(10,181)	(10,181)
Net income available to common stockholders	$271,327	$58,545
Net income per share available to common stockholders:
Basic	$0.87	$0.20
Diluted	$0.82	$0.20
Weighted average common shares outstanding:
Basic	312,292	291,219
Diluted	320,798	303,065

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$287,837	$68,837
Other comprehensive income (loss):
Foreign currency translation adjustments	(200,004)	(112,076)
Increase in fair value of derivatives	69,035	572
Reclassification to interest expense from derivatives	(10,330)	(6,543)
Other comprehensive loss	(141,299)	(118,047)
Comprehensive income (loss)	146,538	(49,210)
Comprehensive loss attributable to noncontrolling interests	34,769	62,087
Comprehensive income attributable to Digital Realty Trust, Inc.	$181,307	$12,877

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2024	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2023	$1,394,814	$731,690	311,607,580	$3,088	$24,396,797	$(5,262,648)	$(751,393)	$483,973	$19,601,507
Conversion of common units to common stock	—	—	71,938	—	5,300	—	—	(5,300)	—
Vesting of restricted stock, net	—	—	55,243	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	637,980	9	98,038	—	—	—	98,047
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	47,918	—	2,902	—	—	—	2,902
Reclassification of vested share-based awards	—	—	—	—	(9,752)	—	—	9,752	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	18,377	—	—	—	18,377
Adjustment to redeemable noncontrolling interests	1,476	—	—	—	(1,476)	—	—	—	(1,476)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(382,208)	—	(7,958)	(390,166)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(21,426)	(21,426)
Net income (loss)	(7,509)	—	—	—	—	281,508	—	13,838	295,346
Other comprehensive income (loss)	(37,855)	—	—	—	(1,503)	—	(98,698)	(3,242)	(103,443)
Balance as of March 31, 2024	$1,350,736	$731,690	312,420,659	$3,097	$24,508,683	$(5,373,529)	$(850,091)	$469,637	$19,489,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2023	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2022	$1,514,679	$731,690	291,148,222	$2,887	$22,142,868	$(4,698,313)	$(595,798)	$524,131	$18,107,465
Conversion of common units to common stock	—	—	6,201	—	474	—	—	(474)	—
Vesting of restricted stock, net	—	—	90,306	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	(441)	—	—	—	(441)
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	53,881	1	(1,613)	—	—	—	(1,612)
Amortization of unearned compensation regarding share-based awards	—	—	—	—	17,502	—	—	—	17,502
Reclassification of vested share-based awards	—	—	—	—	(33,556)	—	—	33,556	—
Adjustment to redeemable noncontrolling interests	(306)	—	—	—	306	—	—	—	306
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(356,214)	—	(7,675)	(363,889)
Contributions from (distributions to) noncontrolling interests	129	—	—	—	—	—	—	4,552	4,552
Deconsolidation of noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income (loss)	(2,288)	—	—	—	—	68,726	—	2,399	71,125
Other comprehensive loss	(63,252)				839	—	(56,688)	1,054	(54,795)
Balance as of March 31, 2023	$1,448,772	$731,690	291,298,610	$2,888	$22,126,379	$(4,995,982)	$(652,486)	$492,185	$17,704,674

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$287,837	$68,837
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(277,787)	—
Equity in loss (earnings) of unconsolidated entities	16,008	(14,897)
Distributions from unconsolidated entities	45,797	28,904
Depreciation and amortization	431,102	421,198
Amortization of share-based compensation	16,736	17,502
Loss from early extinguishment of debt	1,070	—
Straight-lined rents and amortization of above and below market leases	4,699	(18,971)
Amortization of deferred financing costs and debt discount / premium	6,931	5,409
Other operating activities, net	473	(3,880)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(33,034)	(141,958)
Decrease in accounts payable and other liabilities	(147,557)	(12,418)
Net cash provided by operating activities	352,275	349,726
Cash flows from investing activities:
Improvements to investments in real estate	(659,315)	(738,677)
Cash paid for business combination / asset acquisitions, net of cash acquired	(80,581)	(57,001)
Investments in and advances to unconsolidated entities	(121,357)	52,991
Return of investment from unconsolidated entities	85,586	—
Proceeds from sale of assets	814,101	—
Other investing activities, net	(31,815)	(6,320)
Net cash provided by (used in) investing activities	6,619	(749,007)
Cash flows from financing activities:
Proceeds from credit facilities	447,018	985,448
Payments on credit facilities	(311,174)	(640,298)
Borrowings on secured / unsecured debt	5,568	790,962
Repayments on secured / unsecured debt	(240,000)	(3,081)
Capital (distribution to) contributions from noncontrolling interests, net	(21,426)	4,681
Proceeds from issuance of common stock, net	98,047	—
Payments of dividends and distributions	(788,525)	(737,976)
Other financing activities, net	778	(8,828)
Net cash provided by (used in) financing activities	(809,714)	390,908
Net (decrease) in cash, cash equivalents and restricted cash	(450,820)	(8,373)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,438	(693)
Cash, cash equivalents and restricted cash at beginning of period	1,636,470	150,696
Cash, cash equivalents and restricted cash at end of period	$1,199,088	$141,630

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	March 31,	December 31,
	2024	2023
ASSETS
Investments in real estate:
Investments in properties, net	$23,757,783	$24,236,088
Investments in unconsolidated entities	2,365,821	2,295,889
Net investments in real estate	26,123,604	26,531,977
Operating lease right-of-use assets, net	1,233,410	1,414,256
Cash and cash equivalents	1,193,784	1,625,495
Accounts and other receivables, net	1,217,276	1,278,110
Deferred rent, net	611,670	624,427
Goodwill	9,105,026	9,239,871
Customer relationship value, deferred leasing costs and other intangibles, net	2,359,380	2,500,237
Assets held for sale	287,064	478,503
Other assets	501,875	420,382
Total assets	$42,633,089	$44,113,258
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,901,126	$1,812,287
Unsecured term loans, net	1,303,263	1,560,305
Unsecured senior notes, net of discount	13,190,202	13,422,342
Secured and other debt, net of discount	625,750	630,973
Operating lease liabilities	1,357,751	1,542,094
Accounts payable and other accrued liabilities	1,870,344	2,168,984
Deferred tax liabilities, net	1,121,224	1,151,096
Accrued dividends and distributions	—	387,988
Security deposits and prepaid rents	413,225	401,867
Obligations associated with assets held for sale	9,981	39,001
Total liabilities	21,792,866	23,116,937

Redeemable noncontrolling interests	1,350,736	1,394,814
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of March 31, 2024 and December 31, 2023	731,690	731,690
Common units, 312,421 and 311,608 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	19,138,251	19,137,237
Limited Partners, 6,588 and 6,449 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	461,910	459,356
Accumulated other comprehensive loss	(873,579)	(772,668)
Total partners’ capital	19,458,272	19,555,615
Noncontrolling interests in consolidated entities	31,215	45,892
Total capital	19,489,487	19,601,507
Total liabilities and capital	$42,633,089	$44,113,258

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Rental and other services	$1,317,271	$1,329,968
Fee income and other	13,872	8,755
Total operating revenues	1,331,143	1,338,723
Operating Expenses:
Rental property operating and maintenance	548,939	571,225
Property taxes and insurance	43,850	44,779
Depreciation and amortization	431,102	421,198
General and administrative	115,210	111,920
Transactions and integration	31,839	12,267
Other	10,836	—
Total operating expenses	1,181,776	1,161,389
Operating income	149,367	177,334
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(16,008)	14,897
Gain on disposition of properties, net	277,787	—
Other income, net	9,709	280
Interest expense	(109,535)	(102,220)
Loss from early extinguishment of debt	(1,070)	—
Income tax expense	(22,413)	(21,454)
Net income	287,837	68,837
Net (income) loss attributable to noncontrolling interests	(129)	1,389
Net income attributable to Digital Realty Trust, L.P.	287,708	70,226
Preferred units distributions	(10,181)	(10,181)
Net income available to common unitholders	$277,527	$60,045
Net income per unit available to common unitholders:
Basic	$0.87	$0.20
Diluted	$0.82	$0.20
Weighted average common units outstanding:
Basic	318,469	297,180
Diluted	326,975	309,026

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$287,837	$68,837
Other comprehensive income (loss):
Foreign currency translation adjustments	(200,004)	(112,076)
Increase in fair value of derivatives	69,035	572
Reclassification to interest expense from derivatives	(10,330)	(6,543)
Other comprehensive loss	(141,299)	(118,047)
Comprehensive income (loss)	$146,538	$(49,210)
Comprehensive loss attributable to noncontrolling interests	38,755	62,238
Comprehensive income attributable to Digital Realty Trust, L.P.	$185,293	$13,028

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2024	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2023	$1,394,814	30,200,000	$731,690	311,607,580	$19,137,237	6,448,987	$459,356	$(772,668)	$45,892	$19,601,507
Conversion of limited partner common units to general partner common units	—	—	—	71,938	5,300	(71,938)	(5,300)	—	—	—
Vesting of restricted common units, net	—	—	—	55,243	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	637,980	98,047	—	—	—	—	98,047
Issuance of limited partner common units, net	—	—	—	—	—	210,909	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	47,918	2,902	—	—	—	—	2,902
Amortization of share-based compensation	—	—	—	—	18,377	—	—	—	—	18,377
Reclassification of vested share-based awards	—	—	—	—	(9,752)	—	9,752	—	—	—
Adjustment to redeemable partnership units	1,476	—	—	—	(1,476)	—	—	—	—	(1,476)
Distributions	(190)	—	(10,181)	—	(382,208)	—	(7,958)	—	—	(400,347)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(21,426)	(21,426)
Net income (loss)	(7,509)	—	10,181	—	271,327	—	6,060	—	7,778	295,346
Other comprehensive income (loss)	(37,855)	—	—	—	(1,503)	—	—	(100,911)	(1,029)	(103,443)
Balance as of March 31, 2024	$1,350,736	30,200,000	$731,690	312,420,659	$19,138,251	6,587,958	$461,910	$(873,579)	$31,215	$19,489,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2023	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2022	$1,514,679	30,200,000	$731,690	291,148,222	$17,447,442	6,288,669	$436,942	$(613,423)	$104,814	$18,107,465
Conversion of limited partner common units to general partner common units	—	—	—	6,201	474	(6,201)	(474)	—	—	—
Vesting of restricted common units, net	—	—	—	90,306	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	(440)	—	—	—	—	(440)
Issuance of limited partner common units, net	—	—	—	—	—	179,689	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	53,881	(1,613)	—	—	—	—	(1,613)
Amortization of share-based compensation	—	—	—	—	17,502	—	—	—	—	17,502
Reclassification of vested share-based awards	—	—	—	—	(33,556)	—	33,556	—	—	—
Adjustment to redeemable partnership units	(306)	—	—	—	306	—	—	—	—	306
Distributions	(190)	—	(10,181)	—	(356,214)	—	(7,675)	—	—	(374,070)
Contributions from (distributions to) noncontrolling interests	129	—	—	—	—	—	—	—	4,552	4,552
Impact of changes in foreign exchange rates	(63,252)	—	—	—	839	—	—	—	2,403	3,242
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income (loss)	(2,288)	—	10,181	—	58,545	—	1,468	—	931	71,125
Other comprehensive income (loss)	—	—	—	—	—	—	—	(58,037)	—	(58,037)
Balance as of March 31, 2023	$1,448,772	30,200,000	$731,690	291,298,610	$17,133,285	6,462,157	$463,817	$(671,460)	$47,342	$17,704,674

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$287,837	$68,837
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(277,787)	—
Equity in loss (earnings) of unconsolidated entities	16,008	(14,897)
Distributions from unconsolidated entities	45,797	28,904
Depreciation and amortization	431,102	421,198
Amortization of share-based compensation	16,736	17,502
Loss from early extinguishment of debt	1,070	—
Straight-lined rents and amortization of above and below market leases	4,699	(18,971)
Amortization of deferred financing costs and debt discount / premium	6,931	5,409
Other operating activities, net	473	(3,880)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(33,034)	(141,958)
Decrease in accounts payable and other liabilities	(147,557)	(12,418)
Net cash provided by operating activities	352,275	349,726
Cash flows from investing activities:
Improvements to investments in real estate	(659,315)	(738,677)
Cash paid for business combination / asset acquisitions, net of cash acquired	(80,581)	(57,001)
Investments in and advances to unconsolidated entities	(121,357)	52,991
Return of investment from unconsolidated entities	85,586	—
Proceeds from sale of assets	814,101	—
Other investing activities, net	(31,815)	(6,320)
Net cash provided by (used in) investing activities	6,619	(749,007)
Cash flows from financing activities:
Proceeds from credit facilities	447,018	985,448
Payments on credit facilities	(311,174)	(640,298)
Borrowings on secured / unsecured debt	5,568	790,962
Repayments on secured / unsecured debt	(240,000)	(3,081)
Capital (distribution to) contributions from noncontrolling interests, net	(21,426)	4,681
General partner contributions	98,047	—
Payments of dividends and distributions	(788,525)	(737,976)
Other financing activities, net	778	(8,828)
Net cash provided by (used in) financing activities	(809,714)	390,908
Net (decrease) in cash, cash equivalents and restricted cash	(450,820)	(8,373)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,438	(693)
Cash, cash equivalents and restricted cash at beginning of period	1,636,470	150,696
Cash, cash equivalents and restricted cash at end of period	$1,199,088	$141,630

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of March 31, 2024	As of December 31, 2023
Land	$1,098,238	$1,087,278
Acquired ground lease	89	91
Buildings and improvements	25,179,025	25,388,788
Tenant improvements	845,444	830,211
	27,122,796	27,306,368
Accumulated depreciation and amortization	(7,976,093)	(7,823,685)
Investments in operating properties, net	19,146,703	19,482,683
Construction in progress and space held for development	4,496,840	4,635,215
Land held for future development	114,240	118,190
Investments in properties, net	$23,757,783	$24,236,088

Acquisitions

In January 2024, we acquired a 16-acre site in Paris for $80 million. Prior to the acquisition, we leased the land, which consisted of two completed data centers and two data centers under construction. As a result of the land acquisition, we derecognized the right-of-use assets and lease liabilities of $145 million and $150 million, respectively.

Dispositions

On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase is scheduled to close later in 2024, upon obtaining the required approvals. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a loss on disposition of approximately $0.3 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. Two of the data centers were consolidated by us; while two of the data centers were owned by Digital Core REIT (see Note 5. “Investments in Unconsolidated Entities”). The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our tenants, Cyxtera Technologies. The acquisition was part of Cyxtera’s plan of reorganization under its Chapter 11 bankruptcy proceedings. In conjunction with the sale, we bought out Cyxtera’s leases in three data centers located in Singapore and Frankfurt for approximately $57 million. In addition, Brookfield assumed the leases on three facilities previously leased to Cyxtera and amended the leases on three additional data centers in North America, accelerating the expiration date to September 2024. As a result of the sale, we recognized a total gain on disposition of approximately $203.1 million, of which $194.2 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.

On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi paid such cash in exchange for a 65% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $7.1 million.

On April 16, 2024, we expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in a data center in the Chicago metro area. We received approximately $385 million of net proceeds from the contribution of our data centers to the joint venture and the associated financing and retained a 25% interest in the joint venture. The disposition of a portion of our interest in the data center met the criteria under ASC 360 for the assets to qualify as held for sale and contribution as of March 31, 2024. However, the operations are not classified as discontinued operations as a result of our continuing interest in the joint venture. The data center was not representative of a significant component of our portfolio, nor did the sale represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Leases

Lessor Accounting

We generate most of our revenue by leasing operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, some of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. Our largest customer’s total revenue approximates 12% of our total revenue base. No other individual customer makes up more than 6% of our total revenue.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of March 31, 2024, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of March 31, 2024, the termination dates of these ground leases generally range from 2024 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2024 to 2036.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $37.0 million and $38.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2024	December 31, 2023
Accounts receivable – trade	$658,527	$694,252
Allowance for doubtful accounts	(43,873)	(41,204)
Accounts receivable – trade, net	614,654	653,048

Accounts receivable – customer recoveries	208,997	233,499
Value-added tax receivables	200,225	257,911
Accounts receivable – installation fees	80,329	65,203
Other receivables	113,071	68,449
Accounts and other receivables, net	$1,217,276	$1,278,110

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

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2024	December 31, 2023
Deferred rent receivables	$622,871	$657,009
Allowance for deferred rent receivables	(11,201)	(32,582)
Deferred rent, net	$611,670	$624,427

5. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	March 31, 2024	December 31, 2023
Americas (1)	$1,413,065	$1,363,226
APAC (2)	541,862	569,996
EMEA (3)	86,495	28,334
Global (4)	324,399	334,333
Total	$2,365,821	$2,295,889

Includes the following unconsolidated entities along with our ownership percentage:

(1)	Ascenty (51%), Blackstone (20%), Clise (50%), Colovore (17%), GI Partners (20%), Mapletree (20%), Menlo (20%), Mitsubishi (35%), Realty Income (20%), TPG Real Estate (20%), and Walsh (85%).
(2)	Digital Connexion (33%), Lumen (50%), and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (38%).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Generally, we serve as the managing member responsible for operations in the ordinary course of business of the joint ventures. We perform the day-to-day accounting and property management functions for the joint ventures and, as such, will earn management fees. However, certain approval rights are granted through the terms of the joint venture agreements and require unanimous consent of both members with respect to any major decisions. Generally, major decisions are defined to include the annual plan which sets out joint venture and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint ventures under the equity method of accounting.

GI Partners Joint Venture – On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers. In addition, GI Partners had a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution in the amount of $68 million, resulting in an additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest. We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. On April 16, 2024, we expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in this third facility, see Note 2. “Investments in Properties”.

TPG Real Estate Joint Venture – On July 25, 2023, we formed a joint venture with TPG Real Estate, and TPG Real Estate acquired an 80% interest in three stabilized hyperscale data center buildings in Northern Virginia that we contributed. We retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers.

Realty Income Joint Venture – On November 10, 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. We retained a 20% interest in the joint venture. Realty Income contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. Each partner will fund its pro rata share of the remaining estimated development cost for the first phase of the project, which is slated for completion in mid-2024.

Blackstone Joint Venture - On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase is scheduled to close later in 2024, upon obtaining the required approvals. We retained a 20% interest in the joint venture. Each partner will fund its pro rata share of the remaining $3.0 billion estimated development cost for the first phase of the joint venture, which is slated for completion in various stages, contingent on customer demand, which began in the first quarter of 2024.

Mitsubishi Joint Venture - On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. We retained a 35% interest in the joint venture. Each partner will fund its pro rata share of the remaining $140 million estimated development cost for the first phase of the project, which is slated for completion in late 2024.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2024, the Company held 31% of the outstanding DCRU units and separately owned a 10% direct retained interest in the underlying North American operating properties. DCREIT has a 25.0% interest in a consolidated asset in Frankfurt which we account for as noncontrolling interest.

The Company’s 31% interest in DCRU consisted of 408 million units and 406 million units as of March 31, 2024 and December 31, 2023, respectively. Based on the closing price per unit of $0.60 and $0.65 as of March 31, 2024 and December 31, 2023, respectively, the fair value of the units the Company owned in DCRU was approximately $245 million and $264 million as of March 31, 2024 and December 31, 2023, respectively.

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.9 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively, which is recorded as fee income and other on the condensed consolidated income statement.

On April 19, 2024, we completed the sale of an additional 24.9% interest in a data center facility in Frankfurt, Germany to DCREIT for total consideration of approximately $126 million, and DCREIT now has a 49.9% interest in the Frankfurt data center. Because the Company still controls this asset, no gain or loss was recorded on this 49.9% interest. In connection with this transaction, DCREIT loaned the consolidated subsidiary that owns the data center approximately $80 million.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $19 million and $18 million as of March 31, 2024 and December 31, 2023, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at March 31, 2024 as compared to December 31, 2023 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	March 31, 2024			December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,822,165	$(966,840)	$1,855,325	$2,926,808	$(952,943)	$1,973,865
Acquired in-place lease value	1,049,877	(840,176)	209,701	1,089,743	(859,167)	230,576
Other	118,165	(33,886)	84,279	108,744	(33,483)	75,261
Acquired above-market leases	130,299	(129,417)	882	153,205	(150,344)	2,861
Acquired below-market leases	(260,302)	220,901	(39,401)	(273,951)	226,840	(47,111)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $59.0 million and $68.5 million for the three months ended March 31, 2024 and 2023, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.4 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing April 1, 2024 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2024	$128,749	$36,667	$2,034	$288	$(4,361)
2025	171,123	47,737	2,712	302	(5,730)
2026	170,486	46,616	2,712	184	(4,974)
2027	170,094	37,506	2,712	48	(4,363)
2028	147,514	17,885	2,730	46	(4,160)
Thereafter	1,067,359	23,290	7,231	14	(15,813)
Total	$1,855,325	$209,701	$20,131	$882	$(39,401)

(1)	Excludes power grid rights in the amount of approximately $64.1 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”), the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	March 31, 2024		December 31, 2023
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	4.31%	$1,912,492	4.33%	$1,825,228
Unsecured term loans	4.45%	1,309,250	4.76%	1,567,925
Unsecured senior notes	2.25%	13,271,593	2.24%	13,507,427
Secured and other debt	8.12%	631,469	8.07%	637,072
Total	2.87%	$17,124,804	2.89%	$17,537,652

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	March 31, 2024		December 31, 2023
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,547,589	14.9%	$2,784,875	15.9%
British pound sterling (£)	1,956,565	11.4%	1,973,305	11.2%
Euro (€)	10,742,146	62.7%	10,835,878	61.8%
Other	1,878,504	11.0%	1,943,594	11.1%
Total	$17,124,804		$17,537,652

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of March 31, 2024 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)(4)	Senior Notes	Other Debt	Total Debt
2024	$—	$—	$962,975	$234	$963,209
2025	—	1,309,250	1,206,270	568	2,516,088
2026	1,912,492	—	1,464,840	108,177	3,485,509
2027	—	—	1,166,317	217,099	1,383,416
2028	—	—	2,089,500	290,516	2,380,016
Thereafter	—	—	6,381,691	14,875	6,396,566
Subtotal	$1,912,492	$1,309,250	$13,271,593	$631,469	$17,124,804
Unamortized net discounts	—	—	(30,928)	(3,651)	(34,579)
Unamortized deferred financing costs	(11,366)	(5,987)	(50,463)	(2,068)	(69,884)
Total	$1,901,126	$1,303,263	$13,190,202	$625,750	$17,020,341
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.06 extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	A €375.0 million senior unsecured term loan facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. Our U.S. term loan facility of $500 million currently is subject to one twelve-month extension, provided that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans.
(4)	On January 9, 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.1 million during the three months ended March 31, 2024.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	March 31, 2024	December 31, 2023
2.625% notes due 2024(1)		€600,000	677,040	Apr 15, 2024	$647,400	$662,340
2.750% notes due 2024		£250,000	324,925	Jul 19, 2024	315,575	318,275
4.250% notes due 2025		£400,000	634,480	Jan 17, 2025	504,920	509,240
0.625% notes due 2025		€650,000	720,980	Jul 15, 2025	701,350	717,535
2.500% notes due 2026		€1,075,000	1,224,640	Jan 16, 2026	1,159,925	1,186,693
0.200% notes due 2026	CHF	275,000	298,404	Dec 15, 2026	304,915	326,826
1.700% notes due 2027	CHF	150,000	162,465	Mar 30, 2027	166,317	178,269
3.700% notes due 2027(2)		$1,000,000	1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(2)		$900,000	900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	548,550	Apr 09, 2028	539,500	551,950
4.450% notes due 2028		$650,000	650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	292,478	Apr 16, 2029	299,371	320,884
3.600% notes due 2029		$900,000	900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	454,895	Jul 19, 2029	441,805	445,585
1.500% notes due 2030		€750,000	831,900	Mar 15, 2030	809,250	827,925
3.750% notes due 2030		£550,000	719,825	Oct 17, 2030	694,265	700,205
1.250% notes due 2031		€500,000	560,950	Feb 01, 2031	539,500	551,950
0.625% notes due 2031		€1,000,000	1,220,700	Jul 15, 2031	1,079,000	1,103,900
1.000% notes due 2032		€750,000	874,500	Jan 15, 2032	809,250	827,925
1.375% notes due 2032		€750,000	849,375	Jul 18, 2032	809,250	827,925
					$13,271,593	$13,507,427
Unamortized discounts, net of premiums					(30,928)	(33,324)
Deferred financing costs, net					(50,463)	(51,761)
Total unsecured senior notes, net of discount and deferred financing costs					$13,190,202	$13,422,342
(1)	Paid at maturity on April 15, 2024.
(2)	Subject to cross-currency swaps.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2024, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income available to common stockholders	$271,327	$58,545
Plus: Loss attributable to redeemable noncontrolling interest (1)	(7,649)	(2,320)
Net income available to common stockholders - diluted EPS	263,678	60,865

Denominator:
Weighted average shares outstanding—basic	312,292	291,219
Potentially dilutive common shares:
Unvested incentive units	196	176
Unvested restricted stock	112	27
Market performance-based awards	361	1
Redeemable noncontrolling interest shares (1)	7,837	11,644
Weighted average shares outstanding—diluted	320,798	303,065
Income per share:
Basic	$0.87	$0.20
Diluted	$0.82	$0.20

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income available to common unitholders	$277,527	$60,045
Plus: Loss attributable to redeemable noncontrolling interest (1)	(7,649)	(2,320)
Net income available to common unitholders - diluted EPS	269,878	62,365

Denominator:
Weighted average units outstanding—basic	318,469	297,180
Potentially dilutive common units:
Unvested incentive units	196	176
Unvested restricted units	112	27
Market performance-based awards	361	1
Redeemable noncontrolling interest shares (1)	7,837	11,644
Weighted average units outstanding—diluted	326,975	309,026
Income per unit:
Basic	$0.87	$0.20
Diluted	$0.82	$0.20
(1)	(1)As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders (“Rollover Shareholders”) have the right to put their shares in an upstream parent company of Teraco (“Remaining Interest”) to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended March 31,
	2024	2023
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,176	5,961
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,438	2,129
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,512	2,239
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,481	2,239
Total	11,607	12,568

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). Pursuant to the 2023 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. From January 1, 2024 through February 23, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $99 million from the issuance of approximately 0.6 million common shares under the 2023 Sales Agreement at an average price of $133.43 per share after payment of approximately $0.6 million of commissions to the agents. For the three months ended March 31, 2023, we had no sales under the ATM program.

The 2023 Sales Agreement was amended on February 23, 2024 (the “2024 Sales Agreement Amendment”). At the time of the amendment, $258.3 million remained unsold under the 2023 Sales Agreement. Pursuant to the 2024 Sales Agreement Amendment, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $2.0 billion through various named agents from time to time. As of March 31, 2024, $2.0 billion remained available for future sales under the 2024 Sales Agreement Amendment.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	312,421	97.9%	311,608	98.0%
Noncontrolling interests consist of:
Common units held by third parties	4,343	1.4%	4,343	1.3%
Incentive units held by employees and directors (see Note 12. ''Incentive Plans'')	2,245	0.7%	2,106	0.7%
	319,009	100.0%	318,057	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $906.0 million and $834.1 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2024 and December 31, 2023, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows activity for noncontrolling interests in the Operating Partnership for the three months ended March 31, 2024 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2023	4,343	2,106	6,449
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(72)	(72)
Incentive units issued upon achievement of market performance condition	—	72	72
Grant of incentive units to employees and directors	—	141	141
Cancellation / forfeitures of incentive units held by employees and directors	—	(2)	(2)
As of March 31, 2024	4,343	2,245	6,588
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2024 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$382,208
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the three months ended March 31, 2024 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units

February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$390,356
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2023	$(638,583)	$(112,810)	$(751,393)
Net current period change	(156,116)	57,418	(98,698)
Balance as of March 31, 2024	$(794,699)	$(55,392)	$(850,091)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2023	$(656,063)	$(116,605)	$(772,668)
Net current period change	(159,617)	58,706	(100,911)
Balance as of March 31, 2024	$(815,680)	$(57,899)	$(873,579)

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

2021 Awards

●

In January 2024, the RMS Relative Market Performance fell between the threshold and target levels for the 2021 awards and accordingly, 71,926 Class D units and 7,066 Restricted Stock Units performance vested and qualified for time-based vesting.

●	The Class D units included 5,131 distribution equivalent units that immediately vested on December 31, 2023.

●	On February 27, 2024, 50% of the 2021 awards vested and the remaining 50% will vest on February 27, 2025, subject to continued employment through the applicable vesting date.

The grant date fair value of the Market-Based Performance Awards was approximately $9.8 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial-Based Performance Awards.

On January 1, 2024, the Company granted Financial-Based Performance Awards, which vest based on growth in same-store cash net operating income during the three-year period commencing on January 1, 2024. The awards have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards was $9.8 million, based on Digital Realty Trust, Inc.’s closing stock price at the grant date.

As of March 31, 2024, approximately 3.7 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended March 31,				March 31,	December 31,	compensation
Type of incentive award	2024	2023	2024	2023	2024	2023	(in years)
Long-term incentive units	$3.7	$2.8	$—	$—	$31.8	$16.6	2.8
Performance-based awards	2.2	4.1	—	0.1	34.6	19.9	2.9
Service-based restricted stock units	7.6	7.7	1.5	1.1	100.6	66.4	3.0
Interxion awards	—	0.7	—	—	—	—	—

Activity for LTIP Units and service-based Restricted Stock Units for the three months ended March 31, 2024 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	238,360	$121.99
Granted	252,009	137.00
Vested	(161,612)	132.68
Cancelled or expired	(49,997)	243.00
Unvested, end of period	278,760	$107.66

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	621,863	$132.07
Granted	349,756	141.76
Vested	(57,208)	121.49
Cancelled or expired	(58,599)	122.58
Unvested, end of period	855,812	$137.39

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of March 31, 2024, we had cross-currency interest rate swaps outstanding with notional amounts of $1.7 billion and maturity dates ranging through 2028.

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

		Three Months Ended March 31,
		2024	2023
Cross-currency interest rate swaps (included component) (1)		$(52,030)	$14,365
Cross-currency interest rate swaps (excluded component) (2)		5,649	(9,478)
Total		$(46,381)	$4,887

	Location of	Three Months Ended March 31,
	gain or (loss)	2024	2023
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$6,103	$5,589
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of March 31, 2024, we had derivatives designated as cash flow hedges on 50% of the Euro Term Loan Facilities (€750 million notional amount) and 100% of the USD term loan ($500 million notional amount). Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of March 31, 2024, we estimate that an additional $8.3 million will be reclassified as a decrease to interest expense during the twelve months ended March 31, 2025, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$(12,324)	$1,084

	Location of	Three Months Ended March 31,
	gain or (loss)	2024	2023
Interest rate swaps	Interest expense	$4,227	$549

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$10,060	$120,432	$—	$156,753
Interest rate swaps	17,089	—	8,538	—
	$27,149	$120,432	$8,538	$156,753
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

14. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2023 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on March 31, 2024 and December 31, 2023 as compared to those in effect when the debt was issued or assumed.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of March 31, 2024		As of December 31, 2023
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global Revolving Credit Facilities (1)	Level 2	$1,912,492	$1,912,492	$1,825,228	$1,825,228
Unsecured term loans (1)	Level 2	1,309,250	1,309,250	1,567,925	1,567,925
Unsecured senior notes (2)	Level 2	12,146,003	13,271,593	12,417,619	13,507,427
Secured and other debt (2)	Level 2	620,505	631,469	625,473	637,072
		$15,988,250	$17,124,804	$16,436,245	$17,537,652
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2024, we had open commitments, including amounts reimbursable by customers of approximately $75.6 million, related to construction contracts of approximately $2.0 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2024, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

As disclosed previously, the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC) is conducting an investigation into the adequacy of our disclosures of cybersecurity risks and our related disclosure controls and procedures. We are cooperating with the SEC and are not aware of any cybersecurity issue or event that caused the Staff to open this matter. Responding to an investigation of this type can be costly and time-consuming. While we are unable to predict the likely outcome of this matter or the potential cost or exposure or duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition. If the SEC believes that violations occurred, it could seek remedies including, but not limited to, civil monetary penalties and injunctive relief, and/or file litigation against the Company.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of March 31, 2024, and December 31, 2023:

	Balance as of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,193,784	$1,625,495
Restricted cash (included in Other assets)	5,304	10,975
Total	$1,199,088	$1,636,470

We paid $165.0 million and $140.4 million for interest, net of amounts capitalized, for the three months ended March 31, 2024 and 2023, respectively.

We paid $8.5 million and $6.5 million for income taxes, net of refunds, for the three months ended March 31, 2024 and 2023, respectively.

Accrued construction related costs totaled $469.3 million and $451.0 million as of March 31, 2024 and 2023, respectively.

17. Segment and Geographic Information

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

	Operating Revenues
	Three Months Ended March 31,
(Amounts in millions)	2024	2023
Inside the United States	$704.8	$712.5
Outside the United States	626.3	626.2
Revenue Outside of U.S. %	47.1%	46.8%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
(Amounts in millions)	2024	2023	2024	2023
Inside the United States	$10,307.6	$10,429.2	$594.3	$610.2
Outside the United States	13,450.2	13,806.9	639.1	804.1

Net Assets in Foreign Operations	$6,612.6	$6,778.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate, including escalations in political and trade tensions involving the U.S. and regulatory and legislative changes, could potentially result in adverse effects on our, and our customers’, operations.

Our current ratio of debt-to-Adjusted EBITDA is higher than we have historically experienced, which could result in adverse changes in investor perception or our credit ratings. Any such changes could negatively affect our financing activity and the market price of Digital Realty Trust, Inc.’s common stock or other securities. For additional information, please see “Risk Factors—Adverse changes in our Company’s credit ratings could negatively affect our financing activity” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Summary of 2024 Significant Activities

We completed the following significant activities during the three months ended March 31, 2024:

●	In January 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture.
●	In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our tenants, Cyxtera Technologies. As a result of the sale, we recognized a total gain on disposition of approximately $203.1 million, of which $194.2 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.
●	On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture.

Revenue Base

Most of our revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. A summary of our data center portfolio and related occupied square feet (in thousands) (excluding space under development or held for development) is shown below. Unconsolidated portfolios shown below consist of assets owned by unconsolidated entities in which we have invested. We often provide management services for these entities under management agreements and receive management fees. These are shown as Managed Unconsolidated Portfolio. Entities for which we do not provide such services are shown as Non-Managed Unconsolidated Portfolio.

	As of March 31, 2024					As of December 31, 2023
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	103	19,971	1,684	1,333	84.4%	107	20,150	2,590	1,335	83.8%
Europe	111	8,900	2,822	390	76.2%	112	8,873	3,291	319	75.8%
Asia Pacific	11	1,642	83	207	77.0%	11	1,652	73	207	76.7%
Africa	12	1,531	1,581	21	77.8%	12	1,528	1,581	23	71.0%
Consolidated Portfolio	237	32,043	6,170	1,951	80.6%	242	32,203	7,535	1,884	79.8%
Managed Unconsolidated Portfolio	26	3,985	1,313	—	91.9%	22	3,843	364	—	93.7%
Non-Managed Unconsolidated Portfolio	46	3,810	756	2,190	85.2%	45	3,641	571	2,246	85.3%
Total Portfolio	309	39,839	8,239	4,141	82.1%	309	39,688	8,470	4,130	81.7%
(1)	Net rentable square feet represent the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of March 31, 2024, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the three months ended March 31, 2024 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	551	$242	$252	4.3%	$1	1.4
> 1 MW	739	$106	$129	21.6%	$2	5.9
Other (6)	182	$36	$67	88.1%	$—	5.9
New Leases Signed (5)
0 — 1 MW	145	—	$275	—	$8	4.1
> 1 MW	748	—	$265	—	$—	10.5
Other (6)	13	—	$55	—	$—	6.7
Leasing Activity Summary
0 — 1 MW	696		$257
> 1 MW	1,487		$197
Other (6)	195		$66
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2024 to 2025.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
March 31, 2024
Metropolitan Area	Total annualized rent (1)
Northern Virginia	17.4%
Chicago	7.2%
Frankfurt	5.9%
Dallas	4.9%
Singapore	4.9%
New York	4.8%
London	4.7%
Silicon Valley	4.5%
Sao Paulo	4.4%
Portland	4.3%
Amsterdam	4.3%
Paris	3.1%
Johannesburg	2.6%
Tokyo	1.9%
Osaka	1.8%
Other	23.3%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the three months ended March 31, 2024 was approximately $8.1 million.

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

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, gain on disposition of properties, interest expense, and income tax expense make up the majority of Other income/(expenses). Equity in earnings of unconsolidated entities represents our share of the income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. The largest of these investments is currently our investment in Ascenty, which is located primarily in Latin America. Our second-largest equity-method investment is Digital Core REIT, which is publicly traded on the Singapore Exchange (“SGX”) and which owns a portfolio of 10 properties operating in the United States, Canada, Germany and Japan. Refer to additional discussion of Digital Core REIT and Ascenty in the Notes to the Condensed Consolidated Financial Statements.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the three months ended March 31, 2024 as compared to December 31, 2023 is shown below (in thousands):

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2023	22,600	9,603	32,203
New development and space reconfigurations	(7)	183	176
Transfers to stabilized from non-stabilized	2,456	(2,519)	(63)
Dispositions / Sales	(328)	(18)	(346)
Acquisitions	—	73	73
As of March 31, 2024	24,721	7,322	32,043

Comparison of the Results of Operations for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Stabilized	$1,058,467	$1,065,737	$(7,270)	(0.7)%
Non-Stabilized	258,804	264,231	(5,427)	(2.1)%
Rental and other services	1,317,271	1,329,968	(12,697)	(1.0)%
Fee income and other	13,872	8,755	5,117	58.4%
Total operating revenues	$1,331,143	$1,338,723	$(7,580)	(0.6)%

Total operating revenues decreased by approximately $7.6 million in the three months ended March 31, 2024 compared to the same period in 2023.

Stabilized rental and other services revenue decreased $7.3 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to:

(i)	a decrease of $42.8 million, in utility reimbursement largely driven by power price decreases, primarily in EMEA and APAC;
(ii)	offset by an increase of $23.6 million in new leasing and renewals across all regions; and
(iii)	an increase of $6.2 million in other tenant reimbursements due to a favorable property tax assessment at one of our North American properties realized in early 2023, which was passed through to our customers.

Non-stabilized rental and other services revenue decreased $5.4 million in the three months ended March 31, 2024 compared to the same period in 2023 driven primarily by:

(i)	an increase of $84.5 million due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Portland, Toronto, New York, Zurich, Cape Town and Johannesburg); and
(ii)	offset by a decrease of $89.9 million related to properties sold or contributed after March 31, 2023.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Stabilized	$265,035	$295,375	$(30,340)	(10.3)%
Non-Stabilized	59,536	50,989	8,547	16.8%
Total Utilities	324,571	346,364	(21,793)	(6.3)%

Stabilized	167,068	167,052	16	0.0%
Non-Stabilized	57,300	57,809	(509)	(0.9)%
Total Rental property operating and maintenance (excluding utilities)	224,368	224,861	(493)	(0.2)%

Total Rental property operating and maintenance	548,939	571,225	(22,286)	(3.9)%

Stabilized	35,503	27,818	7,685	27.6%
Non-Stabilized	8,347	16,961	(8,614)	(50.8)%
Total Property taxes and insurance	43,850	44,779	(929)	(2.1)%

Total property level operating expenses	$592,789	$616,004	$(23,215)	(3.8)%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses decreased by approximately $30.3 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to lower power pricing at certain properties in the stabilized portfolio, primarily in EMEA and APAC.

Total non-stabilized utilities expenses increased by approximately $8.5 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to:

(i)	an increase of approximately $21.9 million due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Portland, Toronto, New York, Zurich, Cape Town and Johannesburg);
(ii)	offset by a decrease in power agreement credits by $4.7 million; and

(iii)	a decrease of $19.6 million related to properties sold or contributed after March 31, 2023.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) decreased by approximately $1.0 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decrease in common area maintenance expense in Northern Virginia offset by an increase in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $7.7 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a favorable property tax assessment at one of our North American properties realized in early 2023.

Total non-stabilized property taxes and insurance decreased $8.6 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily related to properties sold or contributed after March 31, 2023.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Depreciation and amortization	$431,102	$421,198	$9,904	2.4%
General and administrative	115,210	111,920	3,290	2.9%
Transaction, integration and other expense	31,839	12,267	19,572	159.6%
Other	10,836	-	10,836	n/m
Total other operating expenses	588,987	545,385	43,602	8.0%
Total property level operating expenses	592,789	616,004	(23,215)	(3.8)%
Total operating expenses	$1,181,776	$1,161,389	20,387	1.8%

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $30.9 million compared to the same period in 2023. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties increased approximately $277.8 million for the three months ended March 31, 2024, as compared to the same period in 2023.

In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. As a result of the sale, we recognized a total gain on disposition of approximately $201.3 million.

In March 2024, we recognized a total gain of $74.4 million from the sale of an easement to a local power provider in Northern Virginia.

Loss from Early Extinguishment of Debt

On January 9, 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.1 million during the three months ended March 31, 2024.

Interest Expense

Interest expense increased approximately $7.3 million in the three months ended March 31, 2024 compared to the same period in 2023 driven primarily by higher interest rates on our credit facilities and the non-swapped portion of our term loans.

Income Tax Expense

Income tax expense increased by approximately $1.0 million in the three months ended March 31, 2024 as compared to the same period in 2023 due to increased profitability and jurisdictional rate mix in foreign jurisdictions. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

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

Our Parent and our Operating Partnership were parties to an ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). Pursuant to the 2023 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. From January 1, 2024 through February 23, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $99 million from the issuance of approximately 0.6 million common shares under the 2023 Sales Agreement at an average price of $133.43 per share after payment of approximately $0.6 million of commissions to the agents. For the three months ended March 31, 2023, we had no sales under the ATM program.

The 2023 Sales Agreement was amended on February 23, 2024 (the “2024 Sales Agreement Amendment”). At the time of the amendment, $258.3 million remained unsold under the 2023 Sales Agreement. Pursuant to the 2024 Sales Agreement Amendment, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $2.0 billion through various named agents from time to time. As of March 31, 2024, $2.0 billion remained available for future sales under the 2024 Sales Agreement Amendment.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the three months ended March 31, 2024, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of March 31, 2024, we had $1,193.8 million of cash and cash equivalents, excluding $5.3 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

The Global Revolving Credit Facilities provide for borrowings up to $3.9 billion (including approximately $0.2 billion available to be drawn on the Yen revolving credit facility) based on currency commitments and foreign exchange rates as of March 31, 2024. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $750 million, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2026, with two six-month extension options available.

These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices.

The Global Revolving Credit Facility provides for borrowings in a variety of currencies and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our Global Revolving Credit Facility, see Note 8. “Debt of the Operating Partnership” in the Notes to our Condensed Consolidated Financial Statements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At March 31, 2024, we had open commitments, related to construction contracts of approximately $2.0 billion, including amounts reimbursable of approximately $75.6 million.

We currently expect to incur approximately $1.4 billion to $1.9 billion of capital expenditures for our development programs during the remainder of 2024. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Construction Projects in Progress	As of March 31, 2024			As of December 31, 2023
	Current	Future		Current	Future
(in thousands)	Investment (1)	Investment (2)	Total Cost	Investment (3)	Investment (2)	Total Cost
Future Development Capacity (4)	2,161,311	562,481	2,723,792	2,222,062	337,681	2,559,743
Data Center Construction	2,032,674	2,111,105	4,143,779	2,116,335	2,231,747	4,348,082
Equipment Pool and Other Inventory (5)	184,706	—	184,706	203,821	—	203,821
Campus, Tenant Improvements and Other (6)	232,389	107,835	340,224	211,187	130,260	341,447
Consolidated Land Held and Development Construction in Progress	$4,611,080	$2,781,421	$7,392,501	$4,753,405	$2,699,688	$7,453,093
(1)	Represents cost incurred through March 31, 2024.
(2)	Represents estimated cost to complete scope of work pursuant to approved development budget.
(3)	Represents costs incurred through December 31, 2023.
(4)	Includes land and space held or actively under construction in preparation for future data center fit-out.
(5)	Represents long-lead equipment and materials required for timely deployment and delivery of data center fit-out.
(6)	Represents improvements in progress, which benefit space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements. Includes $3.0 million included in our condensed consolidated balance sheet related to fair value adjustments on Teraco portfolio projects that were partially constructed as of August 1, 2022.

Future development reflects cumulative cost spent pending future development and includes ongoing improvements to building infrastructure in preparation for future data center fit-out. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Development projects	$549,522	$644,910
Enhancement and improvements	7,738	2,796
Recurring capital expenditures	47,676	40,465
Total capital expenditures (excluding indirect costs)	$604,936	$688,171

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the three months ended March 31, 2024 and 2023 were $54.4 million and $50.5 million, respectively. Capitalized interest comprised approximately $28.5 million and $26.8 million of the total indirect costs capitalized for the three months ended March 31, 2024 and 2023, respectively. Capitalized interest in the three months ended March 31, 2024 increased, compared to the same period in 2023, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the three months ended March 31, 2024 increased compared to the same period in 2023 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2024.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of May 1, 2024, we had approximately $2.0 billion of borrowings available under our Global Revolving Credit Facilities.

On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers. In addition, GI Partners had a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution in the amount of $68 million, resulting in an additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest.

We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. On April 16, 2024, we expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in this third facility. We received approximately $385 million of gross proceeds from the contribution of our data center to the joint venture and the associated financing and retained a 25% interest in the joint venture.

On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase is scheduled to close later in 2024, upon obtaining the required approvals. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. Each partner will fund its pro rata share of the remaining $3.0 billion estimated development cost for the first phase of the joint venture, which is slated for completion in various stages, contingent on customer demand, which began in the first quarter of 2024.

In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. Two of the data centers were consolidated by us; while two of the data centers were owned by Digital Core REIT. The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our tenants, Cyxtera Technologies. The acquisition was part of Cyxtera’s plan of reorganization under its Chapter 11 bankruptcy proceedings. In conjunction with the sale, we bought out Cyxtera’s leases in three data centers located in Singapore and Frankfurt for approximately $57 million. In addition, Brookfield assumed the leases on three facilities previously leased to Cyxtera and amended the leases on three additional data centers in North America, accelerating the expiration date to September 2024. As a result of the sale, we recognized a total gain on disposition of approximately $203.1 million, of which $194.2 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.

On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture. Each partner will fund its pro rata share of the remaining $140 million estimated development cost for the first phase of the project, which is slated for completion in late 2024.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three months ended March 31, 2024, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of March 31, 2024 (in millions):

Debt Summary:
Fixed rate	$11,869
Variable rate debt subject to interest rate swaps	2,836
Total fixed rate debt (including interest rate swaps)	14,705
Variable rate—unhedged	2,420
Total	$17,125
Percent of Total Debt:
Fixed rate (including swapped debt)	85.9%
Variable rate	14.1%
Total	100.0%

Effective Interest Rate as of March 31, 2024
Fixed rate (including hedged variable rate debt)	2.58%
Variable rate	4.63%
Effective interest rate	2.58%

Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2024 of $144.04). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, BBR, HIBOR, TIBOR, SARON and Base CD Rate rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of March 31, 2024, our debt had a weighted average term to initial maturity of approximately 3.9 years (or approximately 4.1 years assuming exercise of extension options).

As of March 31, 2024, our pro-rata share of secured debt of unconsolidated entities was approximately $1,382.1 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$352,275	$349,726	$2,549
Net cash provided by (used in) investing activities	6,619	(749,007)	755,626
Net cash provided by (used in) financing activities	(809,714)	390,908	(1,200,622)
Net (decrease) in cash, cash equivalents and restricted cash	$(450,820)	$(8,373)	$(442,447)

The changes in the activities that comprise the decrease in net cash used in investing activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 consisted of the following amounts (in thousands).

Change
2024 vs 2023
Increase in net cash used in business combinations / asset acquisitions	$(23,580)
Decrease in cash used for improvements to investments in real estate	79,362
Increase in cash contributed to investments in unconsolidated entities, net	(88,762)
Increase in net cash provided by proceeds from sale of real estate	814,101
Other changes	(25,495)
Decrease in net cash used in investing activities	$755,626

The decrease in net cash used in investing activities was primarily due to:

(i)	an increase in spend due to the acquisition in 2024 of land parcels in Paris;
(ii)	a decrease in spend on development projects of approximately $79 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	an increase in cash provided by the contribution of data centers to our joint ventures with Blackstone and Mitsubishi, for gross proceeds of approximately $231 million and $153 million, respectively; and
(v)	the sale of four data centers to Brookfield for gross proceeds of approximately $271 million, the sale of a land parcel in Sydney for gross proceeds of approximately $68 million and the sale of an easement to a local power provider in Northern Virginia for gross proceeds of approximately $92 million.

The changes in the activities that comprise the increase in net cash used in financing activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 consisted of the following amounts (in thousands).

Change
2024 vs 2023
Decrease in cash provided by short-term borrowings	$(209,306)
Decrease in cash provided by proceeds from secured / unsecured debt	(785,394)
Increase in cash used for repayment on secured / unsecured debt	(236,919)
Increase in cash provided by proceeds from issuance of common stock, net of costs	98,047
Increase in cash used for dividend and distribution payments	(50,549)
Other changes, net	(16,501)
Increase in net cash used in financing activities	$(1,200,622)

The increase in net cash used in financing activities was primarily due to:

(i)	a decrease in cash proceeds from short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the closing of the U.S. term loan facility in January 2023;
(iii)	an increase in cash used for repayment of $240 million on the U.S. term loan facility;
(iv)	an increase in cash provided by proceeds from the issuance of approximately 0.6 million shares of common stock, net of costs, of approximately $99 million under our ATM program; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2024, amounted to 2.1% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of March 31, 2024, approximately 0.2 million common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

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

Funds from Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts (Nareit) in the Nareit Funds From Operations White Paper - 2018 Restatement. FFO is a non-GAAP financial measure and represents net income (loss) (computed in accordance with GAAP), excluding gain (loss) from the disposition of real estate assets, provision for impairment, real estate related depreciation and amortization (excluding amortization of deferred financing costs), our share of unconsolidated JV real estate related depreciation & amortization, net income attributable to noncontrolling interests in operating partnership and, depreciation related to noncontrolling interests. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our data centers that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our data centers, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended March 31,
	2024	2023
GAAP Net Income Available to Common Stockholders	$271,327	$58,545
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	6,200	1,500
Real estate related depreciation and amortization (1)	420,591	412,192
Depreciation related to non-controlling interests	(8,017)	(13,388)
Unconsolidated JV real estate related depreciation and amortization	47,877	33,719
Gain from the disposition of real estate assets	(286,704)	(7,825)
FFO available to common stockholders and unitholders (2)	$451,273	$484,742
Basic FFO per share and unit	$1.42	$1.63
Diluted FFO per share and unit (2)(3)	$1.41	$1.60
Weighted average common stock and units outstanding
Basic	318,469	297,180
Diluted (2)(3)	326,975	309,026

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$431,102	$421,198
Non-real estate depreciation	(10,511)	(9,006)
	$420,591	$412,192
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $9,768 and $11,069 for the three months ended March 31, 2024 and 2023, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Weighted average common stock and units outstanding	318,469	297,180
Add: Effect of dilutive securities	8,506	11,846
Weighted average common stock and units outstanding—diluted	326,975	309,026

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2024, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$11,869	$10,732
Variable rate debt subject to interest rate swaps	2,836	2,836
Total fixed rate debt (including interest rate swaps)	14,705	13,568
Variable rate debt	2,420	2,420
Total outstanding debt	$17,125	$15,988

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2024:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	9
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(9)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	2,081
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(2,451)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2024, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended March 31, 2024, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2024, Digital Realty Trust, Inc. issued an aggregate of 349,756 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2024, Digital Realty Trust, L.P. issued an aggregate of 349,756 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended March 31, 2024, an aggregate of 58,599 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 291,157 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $42.6 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by
Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-Q	001-32336 and 000-54023	05/11/2020	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
10.1	Seventh Amendment to the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 3, 2024	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 3, 2024	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 3, 2024	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

May 3, 2024	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 3, 2024	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 3, 2024	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)