Form 10-Q
period 2024-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2024-11-01
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at October 28, 2024
Common Stock, $.01 par value per share	331,712,606

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2024 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, and the sole general partner of the OP. As of September 30, 2024, the Parent owned an approximate 98.1% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.9% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of September 30, 2024, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.2 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $296 million based on exchange rates at September 30, 2024) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Investments in real estate:
Investments in properties, net	$25,230,214	$24,236,088
Investments in unconsolidated entities	2,456,448	2,295,889
Net investments in real estate	27,686,662	26,531,977
Operating lease right-of-use assets, net	1,228,507	1,414,256
Cash and cash equivalents	2,175,605	1,625,495
Accounts and other receivables, net	1,274,460	1,278,110
Deferred rent, net	641,778	624,427
Goodwill	9,395,233	9,239,871
Customer relationship value, deferred leasing costs and other intangibles, net	2,367,467	2,500,237
Assets held for sale	—	478,503
Other assets	525,679	420,382
Total assets	$45,295,391	$44,113,258
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,786,921	$1,812,287
Unsecured term loans, net	913,733	1,560,305
Unsecured senior notes, net of discount	13,528,061	13,422,342
Secured and other debt, net of discount	757,831	630,973
Operating lease liabilities	1,343,903	1,542,094
Accounts payable and other accrued liabilities	2,140,763	2,168,984
Deferred tax liabilities, net	1,223,771	1,151,096
Accrued dividends and distributions	—	387,988
Security deposits and prepaid rents	423,797	401,867
Obligations associated with assets held for sale	—	39,001
Total liabilities	22,118,780	23,116,937

Redeemable noncontrolling interests	1,465,636	1,394,814
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of September 30, 2024 and December 31, 2023	731,690	731,690
Common Stock: $0.01 par value per share, 392,000 shares authorized; 331,347 and 311,608 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,285	3,088
Additional paid-in capital	27,229,143	24,396,797
Accumulated dividends in excess of earnings	(6,060,642)	(5,262,648)
Accumulated other comprehensive loss, net	(657,365)	(751,393)
Total stockholders’ equity	21,246,111	19,117,534
Noncontrolling interests	464,864	483,973
Total equity	21,710,975	19,601,507
Total liabilities and equity	$45,295,391	$44,113,258

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Rental and other services	$1,413,727	$1,394,613	$4,069,966	$4,075,008
Fee income and other	17,487	7,819	49,140	32,414
Total operating revenues	1,431,214	1,402,432	4,119,106	4,107,422
Operating Expenses:
Rental property operating and maintenance	605,859	607,544	1,707,699	1,778,465
Property taxes and insurance	50,502	76,568	148,727	172,450
Depreciation and amortization	459,997	420,613	1,316,442	1,274,384
General and administrative	117,602	110,721	353,207	332,257
Transactions and integration	24,194	14,465	82,105	44,496
Provision for impairment	—	113,000	168,303	113,000
Other	4,774	1,295	15,081	1,950
Total operating expenses	1,262,928	1,344,206	3,791,564	3,717,002
Operating income	168,286	58,226	327,542	390,420
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(26,486)	(19,793)	(83,937)	163
(Loss) gain on disposition of properties, net	(556)	810,688	450,940	900,634
Other income, net	37,756	24,812	109,726	18,162
Interest expense	(123,803)	(110,767)	(348,094)	(324,103)
Loss on debt extinguishment and modifications	(2,636)	—	(3,706)	—
Income tax expense	(12,427)	(17,228)	(49,832)	(54,855)
Net income	40,134	745,938	402,639	930,421
Net loss (income) attributable to noncontrolling interests	11,059	(12,320)	10,282	(9,893)
Net income attributable to Digital Realty Trust, Inc.	51,193	733,618	412,921	920,528
Preferred stock dividends	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common stockholders	$41,012	$723,437	$382,378	$889,985
Net income per share available to common stockholders:
Basic	$0.13	$2.40	$1.20	$3.00
Diluted	$0.09	$2.31	$1.10	$2.87
Weighted average common shares outstanding:
Basic	327,977	301,827	319,965	296,184
Diluted	336,249	311,341	328,641	306,735

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$40,134	$745,938	$402,639	$930,421
Other comprehensive income (loss):
Foreign currency translation adjustments	405,845	(190,425)	182,448	(478,792)
(Decrease) increase in fair value of derivatives	(81,458)	48,580	28,802	61,730
Reclassification to interest expense from derivatives	(9,236)	(9,349)	(29,661)	(23,387)
Other comprehensive income (loss)	315,151	(151,194)	181,589	(440,449)
Comprehensive income	355,285	594,744	584,228	489,972
Comprehensive (income) loss attributable to noncontrolling interests	(72,895)	(2,354)	(75,186)	142,605
Comprehensive income attributable to Digital Realty Trust, Inc.	$282,390	$592,390	$509,042	$632,577

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2024	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2024	$1,399,889	$731,690	325,885,279	$3,231	$26,388,393	$(5,701,096)	$(884,715)	$470,313	$21,007,816
Conversion of common units to common stock	—	—	79,944	—	5,791	—	—	(5,791)	—
Vesting of restricted stock, net	—	—	60,004	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	5,213,737	54	806,047	—	—	—	806,101
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	108,000	—	4,787	—	—	—	4,787
Reclassification of vested share-based awards	—	—	—	—	(1,631)	—	—	1,631	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	23,435	—	—	—	23,435
Adjustment to redeemable noncontrolling interests	1,526	—	—	—	(1,526)	—	—	—	(1,526)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(400,659)	—	(7,728)	(408,387)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(2,045)	(2,045)
Net income (loss)	(9,898)	—	—	—	—	51,193	—	(1,161)	50,032
Other comprehensive income (loss)	74,309	—	—	—	3,847	—	227,350	9,645	240,842
Balance as of September 30, 2024	$1,465,636	$731,690	331,346,964	$3,285	$27,229,143	$(6,060,642)	$(657,365)	$464,864	$21,710,975

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2024	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2023	$1,394,814	$731,690	311,607,580	$3,088	$24,396,797	$(5,262,648)	$(751,393)	$483,973	$19,601,507
Conversion of common units to common stock	—	—	290,795	—	21,044	—	—	(21,044)	—
Vesting of restricted stock, net	—	—	165,675	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	19,126,996	197	2,729,880	—	—	—	2,730,077
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	155,918	—	5,621	—	—	—	5,621
Reclassification of vested share-based awards	—	—	—	—	(26,551)	—	—	26,551	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	64,551	—	—	—	64,551
Adjustment to redeemable noncontrolling interests	4,252	—	—	—	(4,252)	—	—	—	(4,252)
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,180,473)	—	(23,488)	(1,203,961)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	39,960	—	—	12,115	52,075
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(21,289)	(21,289)
Net income (loss)	(22,232)	—	—	—	—	412,921	—	11,950	424,871
Other comprehensive income (loss)	89,372	—	—	—	2,093	—	94,028	(3,904)	92,217
Balance as of September 30, 2024	$1,465,636	$731,690	331,346,964	$3,285	$27,229,143	$(6,060,642)	$(657,365)	$464,864	$21,710,975

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$402,639	$930,421
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(450,940)	(900,634)
Provision for impairment	168,303	113,000
Equity in loss (earnings) of unconsolidated entities	83,937	(163)
Distributions from unconsolidated entities	67,325	51,068
Depreciation and amortization	1,316,442	1,274,384
Amortization of share-based compensation	60,675	54,785
Loss on debt extinguishment and modifications	3,706	—
Straight-lined rents and amortization of above and below market leases	(19,950)	(18,597)
Amortization of deferred financing costs and debt discount / premium	24,373	19,705
Other operating activities, net	349	(20,345)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(228,896)	(343,767)
Increase in accounts payable and other liabilities	64,039	12,618
Net cash provided by operating activities	1,492,002	1,172,475
Cash flows from investing activities:
Improvements to investments in real estate	(2,096,330)	(2,466,462)
Cash paid for business combination / asset acquisitions, net of cash acquired	(317,297)	(45,856)
Investments in and advances to unconsolidated entities	(234,362)	(12,421)
Return of investment from unconsolidated entities	99,864	—
Proceeds from sale of assets	1,246,351	2,470,684
Other investing activities, net	(92,393)	(44,651)
Net cash used in investing activities	(1,394,167)	(98,706)
Cash flows from financing activities:
Proceeds from credit facilities	1,162,180	2,256,973
Payments on credit facilities	(1,192,606)	(2,700,310)
Borrowings on secured / unsecured debt	1,027,507	827,759
Repayments on secured / unsecured debt	(1,616,353)	(3,081)
Capital (distribution to) contributions from noncontrolling interests, net	(21,289)	4,570
Proceeds from issuance of common stock, net	2,730,178	1,077,538
Payments of dividends and distributions	(1,623,062)	(1,510,463)
Other financing activities, net	55,379	(61,261)
Net cash provided by (used in) financing activities	521,934	(108,275)
Net increase in cash, cash equivalents and restricted cash	619,769	965,494
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74,131)	(43,745)
Cash, cash equivalents and restricted cash at beginning of period	1,636,470	150,696
Cash, cash equivalents and restricted cash at end of period	$2,182,108	$1,072,445

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	September 30,	December 31,
	2024	2023
ASSETS
Investments in real estate:
Investments in properties, net	$25,230,214	$24,236,088
Investments in unconsolidated entities	2,456,448	2,295,889
Net investments in real estate	27,686,662	26,531,977
Operating lease right-of-use assets, net	1,228,507	1,414,256
Cash and cash equivalents	2,175,605	1,625,495
Accounts and other receivables, net	1,274,460	1,278,110
Deferred rent, net	641,778	624,427
Goodwill	9,395,233	9,239,871
Customer relationship value, deferred leasing costs and other intangibles, net	2,367,467	2,500,237
Assets held for sale	—	478,503
Other assets	525,679	420,382
Total assets	$45,295,391	$44,113,258
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,786,921	$1,812,287
Unsecured term loans, net	913,733	1,560,305
Unsecured senior notes, net of discount	13,528,061	13,422,342
Secured and other debt, net of discount	757,831	630,973
Operating lease liabilities	1,343,903	1,542,094
Accounts payable and other accrued liabilities	2,140,763	2,168,984
Deferred tax liabilities, net	1,223,771	1,151,096
Accrued dividends and distributions	—	387,988
Security deposits and prepaid rents	423,797	401,867
Obligations associated with assets held for sale	—	39,001
Total liabilities	22,118,780	23,116,937

Redeemable noncontrolling interests	1,465,636	1,394,814
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of September 30, 2024 and December 31, 2023	731,690	731,690
Common units, 331,347 and 311,608 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	21,171,786	19,137,237
Limited Partners, 6,397 and 6,449 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	447,573	459,356
Accumulated other comprehensive loss	(677,007)	(772,668)
Total partners’ capital	21,674,042	19,555,615
Noncontrolling interests in consolidated entities	36,933	45,892
Total capital	21,710,975	19,601,507
Total liabilities and capital	$45,295,391	$44,113,258

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Rental and other services	$1,413,727	$1,394,613	$4,069,966	$4,075,008
Fee income and other	17,487	7,819	49,140	32,414
Total operating revenues	1,431,214	1,402,432	4,119,106	4,107,422
Operating Expenses:
Rental property operating and maintenance	605,859	607,544	1,707,699	1,778,465
Property taxes and insurance	50,502	76,568	148,727	172,450
Depreciation and amortization	459,997	420,613	1,316,442	1,274,384
General and administrative	117,602	110,721	353,207	332,257
Transactions and integration	24,194	14,465	82,105	44,496
Provision for impairment	—	113,000	168,303	113,000
Other	4,774	1,295	15,081	1,950
Total operating expenses	1,262,928	1,344,206	3,791,564	3,717,002
Operating income	168,286	58,226	327,542	390,420
Other Income (Expenses):
Equity in (loss) earnings of unconsolidated entities	(26,486)	(19,793)	(83,937)	163
(Loss) gain on disposition of properties, net	(556)	810,688	450,940	900,634
Other income, net	37,756	24,812	109,726	18,162
Interest expense	(123,803)	(110,767)	(348,094)	(324,103)
Loss on debt extinguishment and modifications	(2,636)	—	(3,706)	—
Income tax expense	(12,427)	(17,228)	(49,832)	(54,855)
Net income	40,134	745,938	402,639	930,421
Net loss attributable to noncontrolling interests	12,059	3,980	18,982	10,407
Net income attributable to Digital Realty Trust, L.P.	52,193	749,918	421,621	940,828
Preferred units distributions	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common unitholders	$42,012	$739,737	$391,078	$910,285
Net income per unit available to common unitholders:
Basic	$0.13	$2.40	$1.20	$3.01
Diluted	$0.09	$2.32	$1.10	$2.88
Weighted average common units outstanding:
Basic	334,103	308,024	326,154	302,316
Diluted	342,375	317,538	334,830	312,867

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$40,134	$745,938	$402,639	$930,421
Other comprehensive income (loss):
Foreign currency translation adjustments	405,845	(190,425)	182,448	(478,792)
(Decrease) increase in fair value of derivatives	(81,458)	48,580	28,802	61,730
Reclassification to interest expense from derivatives	(9,236)	(9,349)	(29,661)	(23,387)
Other comprehensive income (loss)	315,151	(151,194)	181,589	(440,449)
Comprehensive income	$355,285	$594,744	$584,228	$489,972
Comprehensive (income) loss attributable to noncontrolling interests	(67,309)	10,772	(67,155)	156,348
Comprehensive income attributable to Digital Realty Trust, L.P.	$287,976	$605,516	$517,073	$646,320

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2024	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2024	$1,399,889	30,200,000	$731,690	325,885,279	$20,690,528	6,460,947	$458,481	$(908,943)	$36,060	$21,007,816
Conversion of limited partner common units to general partner common units	—	—	—	79,944	5,791	(79,944)	(5,791)	—	—	—
Vesting of restricted common units, net	—	—	—	60,004	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	5,213,737	806,202	—	—	—	—	806,202
Issuance of limited partner common units, net	—	—	—	—	—	15,529	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	108,000	4,787	—	—	—	—	4,787
Amortization of share-based compensation	—	—	—	—	23,435	—	—	—	—	23,435
Reclassification of vested share-based awards	—	—	—	—	(1,631)	—	1,631	—	—	—
Adjustment to redeemable partnership units	1,526	—	—	—	(1,526)	—	—	—	—	(1,526)
Distributions	(190)	—	(10,181)	—	(400,659)	—	(7,728)	—	—	(418,568)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(2,045)	(2,045)
Net income (loss)	(9,898)	—	10,181	—	41,012	—	980	—	(2,141)	50,032
Other comprehensive income (loss)	74,309	—	—	—	3,847	—	—	231,936	5,059	240,842
Balance as of September 30, 2024	$1,465,636	30,200,000	$731,690	331,346,964	$21,171,786	6,396,532	$447,573	$(677,007)	$36,933	$21,710,975

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2024	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2023	$1,394,814	30,200,000	$731,690	311,607,580	$19,137,237	6,448,987	$459,356	$(772,668)	$45,892	$19,601,507
Conversion of limited partner common units to general partner common units	—	—	—	290,795	21,044	(290,795)	(21,044)	—	—	—
Vesting of restricted common units, net	—	—	—	165,675	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	19,126,996	2,730,178	—	—	—	—	2,730,178
Issuance of limited partner common units, net	—	—	—	—	—	238,340	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	155,918	5,621	—	—	—	—	5,621
Amortization of share-based compensation	—	—	—	—	64,551	—	—	—	—	64,551
Reclassification of vested share-based awards	—	—	—	—	(26,551)	—	26,551	—	—	—
Adjustment to redeemable partnership units	4,252	—	—	—	(4,252)	—	—	—	—	(4,252)
Distributions	(570)	—	(30,543)	—	(1,180,473)	—	(23,488)	—	—	(1,234,504)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	39,960	—	—	—	12,115	52,075
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(21,289)	(21,289)
Net income (loss)	(22,232)	—	30,543	—	382,378	—	8,500	—	3,450	424,871
Other comprehensive income (loss)	89,372	—	—	—	2,093	—	(2,302)	95,661	(3,235)	92,217
Balance as of September 30, 2024	$1,465,636	30,200,000	$731,690	331,346,964	$21,171,786	6,396,532	$447,573	$(677,007)	$36,933	$21,710,975

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$402,639	$930,421
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(450,940)	(900,634)
Provision for impairment	168,303	113,000
Equity in loss (earnings) of unconsolidated entities	83,937	(163)
Distributions from unconsolidated entities	67,325	51,068
Depreciation and amortization	1,316,442	1,274,384
Amortization of share-based compensation	60,675	54,785
Loss on debt extinguishment and modifications	3,706	—
Straight-lined rents and amortization of above and below market leases	(19,950)	(18,597)
Amortization of deferred financing costs and debt discount / premium	24,373	19,705
Other operating activities, net	349	(20,345)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(228,896)	(343,767)
Increase in accounts payable and other liabilities	64,039	12,618
Net cash provided by operating activities	1,492,002	1,172,475
Cash flows from investing activities:
Improvements to investments in real estate	(2,096,330)	(2,466,462)
Cash paid for business combination / asset acquisitions, net of cash acquired	(317,297)	(45,856)
Investments in and advances to unconsolidated entities	(234,362)	(12,421)
Return of investment from unconsolidated entities	99,864	—
Proceeds from sale of assets	1,246,351	2,470,684
Other investing activities, net	(92,393)	(44,651)
Net cash used in investing activities	(1,394,167)	(98,706)
Cash flows from financing activities:
Proceeds from credit facilities	1,162,180	2,256,973
Payments on credit facilities	(1,192,606)	(2,700,310)
Borrowings on secured / unsecured debt	1,027,507	827,759
Repayments on secured / unsecured debt	(1,616,353)	(3,081)
Capital (distribution to) contributions from noncontrolling interests, net	(21,289)	4,570
General partner contributions	2,730,178	1,077,538
Payments of dividends and distributions	(1,623,062)	(1,510,463)
Other financing activities, net	55,379	(61,261)
Net cash provided by (used in) financing activities	521,934	(108,275)
Net increase in cash, cash equivalents and restricted cash	619,769	965,494
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74,131)	(43,745)
Cash, cash equivalents and restricted cash at beginning of period	1,636,470	150,696
Cash, cash equivalents and restricted cash at end of period	$2,182,108	$1,072,445

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, and June 30, 2024, as filed with the SEC, and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of September 30, 2024	As of December 31, 2023
Land	$1,175,270	$1,087,278
Acquired ground lease	92	91
Buildings and improvements	26,725,546	25,388,788
Tenant improvements	907,862	830,211
	28,808,770	27,306,368
Accumulated depreciation and amortization	(8,777,002)	(7,823,685)
Investments in operating properties, net	20,031,768	19,482,683
Construction in progress and space held for development	5,175,054	4,635,215
Land held for future development	23,392	118,190
Investments in properties, net	$25,230,214	$24,236,088

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

Dispositions

On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase is scheduled to close in the fourth quarter of 2024, subject to obtaining the required approvals. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a loss on disposition of approximately $0.3 million.

In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. Two of the data centers were consolidated by us; while two of the data centers were owned by Digital Core REIT (see Note 5. “Investments in Unconsolidated Entities”). The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our customers, Cyxtera Technologies. The acquisition was part of Cyxtera’s plan of reorganization under its Chapter 11 bankruptcy proceedings. In conjunction with the sale, we bought out Cyxtera’s leases in three data centers located in Singapore and Frankfurt for approximately $57 million. In addition, Brookfield assumed the leases on three facilities previously leased to Cyxtera and amended the leases on three additional data centers in North America, accelerating the expiration date to September 2024. As a result of the sale, we recognized a total gain on disposition of approximately $203.1 million, of which $194.2 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.

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

During our second quarter 2024 impairment review, we determined that certain non-core properties in secondary U.S. markets had carrying amounts that may not be fully recoverable as we determined that we no longer intend to hold these properties long-term. Accordingly, the recorded amounts were reduced to reflect management’s estimate of fair value based on sales of similar properties and ongoing negotiations with third parties. During the nine months ended September 30, 2024, we recorded a provision for impairment on real estate investments of $168.3 million.

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

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of September 30, 2024, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of September 30, 2024, the termination dates of these ground leases generally range from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2024 to 2036.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $39.2 million and $37.4 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $112.6 million and $114.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2024	December 31, 2023
Accounts receivable – trade	$686,058	$694,252
Allowance for doubtful accounts	(56,353)	(41,204)
Accounts receivable – trade, net	629,705	653,048

Accounts receivable – customer recoveries	204,014	233,499
Value-added tax receivables	187,929	257,911
Accounts receivable – installation fees	127,355	65,203
Other receivables	125,457	68,449
Accounts and other receivables, net	$1,274,460	$1,278,110

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2024	December 31, 2023
Deferred rent receivables	$648,930	$657,009
Allowance for deferred rent receivables	(7,152)	(32,582)
Deferred rent, net	$641,778	$624,427

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	September 30, 2024	December 31, 2023
Americas (1)(5)	$1,425,199	$1,363,226
APAC (2)	613,748	569,996
EMEA (3)	113,975	28,334
Global (4)	303,526	334,333
Total	$2,456,448	$2,295,889

Includes the following unconsolidated entities along with our ownership percentage:

(1)	Ascenty (51%), Blackstone (20%), Clise (50%), GI Partners (20%), Mapletree (20%), Menlo (20%), Mitsubishi (35%), Realty Income (20%), TPG Real Estate (20%), and Walsh (85%).
(2)	Digital Connexion (33%), Lumen (50%), and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (38%).
(5)	In May 2024, we liquidated our 17% interest in Colovore, generating gross proceeds of approximately $35 million. We realized a gain of approximately $27 million on our original investments, made in 2015 and 2017. The gain is included within Other income, net on our condensed consolidated income statements.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realty Income Joint Venture – On November 10, 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. We retained a 20% interest in the joint venture. Realty Income contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. Each partner funded its pro rata share of the remaining estimated development cost for the first phase of the project, which was completed in mid-2024.

Blackstone Joint Venture - On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase is scheduled to close in the fourth quarter of 2024, subject to obtaining the required approvals. We retained a 20% interest in the joint venture. Each partner funded its pro rata share of the remaining $3.0 billion estimated development cost for the first phase of the joint venture, which is slated for completion in various stages, contingent on customer demand, which began in the first quarter of 2024.

Mitsubishi Joint Venture - On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. We retained a 35% interest in the joint venture. Each partner funded its pro rata share of the remaining $140 million estimated development cost for the first phase of the project, of which one project has been completed in June 2024 and another is slated for completion in late 2024.

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

As of September 30, 2024, the Company held 32% of the outstanding DCRU units and separately owned a 10% direct retained interest in the underlying North American operating properties. DCREIT has a 49.9% interest in a consolidated asset in Frankfurt which we account for as noncontrolling interest.

The Company’s 32% interest in DCRU consisted of 414 million units and 406 million units as of September 30, 2024 and December 31, 2023, respectively. Based on the closing price per unit of $0.62 and $0.65 as of September 30, 2024 and December 31, 2023, respectively, the fair value of the units the Company owned in DCRU was approximately $257 million and $264 million as of September 30, 2024 and December 31, 2023, respectively.

Pursuant to contractual agreements with DCRU and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCRU or in cash. The Company earned fees pursuant to these contractual agreements of approximately $0.8 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively, which is recorded as fee income and other on the condensed consolidated income statement.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 19, 2024, we completed the sale of an additional 24.9% interest in a data center facility in Frankfurt, Germany to DCREIT for total consideration of approximately $126 million, and DCREIT now has a 49.9% interest in the Frankfurt data center. Because the Company still controls this asset, no gain or loss was recorded on this 49.9% interest. In connection with this transaction, DCREIT loaned the consolidated subsidiary that owns the data center approximately $80 million. As of September 30, 2024, DCREIT has loaned $160.4 million, which is secured by the Frankfurt data center and is recorded in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

Ascenty – The Company’s ownership interest in Ascenty includes an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $12 million and $18 million as of September 30, 2024 and December 31, 2023, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at September 30, 2024 as compared to December 31, 2023 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	September 30, 2024			December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,926,388	$(1,068,137)	$1,858,251	$2,926,808	$(952,943)	$1,973,865
Acquired in-place lease value	1,080,649	(871,818)	208,831	1,089,743	(859,167)	230,576
Other	126,624	(37,654)	88,970	108,744	(33,483)	75,261
Acquired above-market leases	136,757	(131,780)	4,977	153,205	(150,344)	2,861
Acquired below-market leases	(266,513)	225,398	(41,115)	(273,951)	226,840	(47,111)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $61.5 million and $59.8 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $178.0 million and $194.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.2 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $4.0 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated annual amortization for each of the five succeeding years and thereafter, commencing October 1, 2024 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2024	$45,679	$15,486	$743	$310	$(1,568)
2025	178,648	56,363	2,970	1,242	(6,242)
2026	178,011	55,202	2,970	1,124	(5,441)
2027	177,619	45,304	2,970	988	(4,796)
2028	155,174	24,631	2,989	986	(4,591)
Thereafter	1,123,120	11,845	7,330	327	(18,477)
Total	$1,858,251	$208,831	$19,972	$4,977	$(41,115)

(1)	Excludes power grid rights in the amount of approximately $69.0 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility (together, referred to as the “Global Revolving Credit Facilities”), the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	September 30, 2024		December 31, 2023
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	3.76%	$1,814,927	4.33%	$1,825,228
Unsecured term loans	4.29%	917,563	4.76%	1,567,925
Unsecured senior notes	2.33%	13,610,252	2.24%	13,507,427
Secured and other debt	8.48%	766,304	8.07%	637,072
Total	2.86%	$17,109,046	2.89%	$17,537,652

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	September 30, 2024		December 31, 2023
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,550,614	14.9%	$2,784,875	15.9%
British pound sterling (£)	1,738,750	10.2%	1,973,305	11.2%
Euro (€)	10,748,658	62.8%	10,835,878	61.8%
Other	2,071,024	12.1%	1,943,594	11.1%
Total	$17,109,046		$17,537,652

The table below summarizes debt maturities and principal payments as of September 30, 2024 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)(4)(5)	Senior Notes	Other Debt	Total Debt
2024	$—	$—	$—	$140	$140
2025	—	917,563	1,258,775	853	2,177,191
2026	—	—	1,522,211	127,129	1,649,340
2027	—	—	1,177,381	242,371	1,419,752
2028	—	—	2,106,750	378,106	2,484,856
Thereafter	1,814,927	—	7,545,135	17,705	9,377,767
Subtotal	$1,814,927	$917,563	$13,610,252	$766,304	$17,109,046
Unamortized net discounts	—	—	(30,652)	(3,992)	(34,644)
Unamortized deferred financing costs	(28,006)	(3,830)	(51,539)	(4,481)	(87,856)
Total	$1,786,921	$913,733	$13,528,061	$757,831	$16,986,546
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	A €375.0 million senior unsecured term loan facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. Our U.S. term loan facility of $500 million currently is subject to one twelve-month extension, provided that the Operating Partnership must pay a 0.1875% extension fee based on the then-outstanding principal amount of the term loans.
(4)	On January 9, 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.1 million during the nine months ended September 30, 2024.
(5)	On September 13, 2024, we paid down €375 million on the Euro Term Loan Facilities, leaving €375 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.6 million during the nine months ended September 30, 2024.

On September 24, 2024, we refinanced our Global Revolving Credit Facilities. Below are key terms for our Global Revolving Credit Facility and Yen Revolving Credit Facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Global Revolving Credit Facility

We have a Global Revolving Credit Facility under which we may draw up to $4.2 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future).

We have the ability to increase the size of the Global Revolving Credit Facility by up to $1.8 billion, subject to the receipt of lender commitments and the satisfaction of certain customary conditions precedent. Other key terms of the Global Revolving Credit Facility are as follows:

●	Maturity date: January 24, 2029, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the Global Revolving Credit Facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 85 basis points (subject to a sustainability-linked pricing component).
●	Annual facility fee: based on the total commitment amount of the facility and the credit ratings of our long-term debt is currently 20 basis points (subject to a sustainability-linked pricing component) and is payable quarterly.
●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

Yen Revolving Credit Facility

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese Yen of up to ¥42.5 billion (approximately $296.8 million based on the exchange rate on September 24, 2024), hereafter referred to as the “Yen Revolving Credit Facility”). We have the ability from time to time to increase the size of the Yen Revolving Credit Facility to up to ¥102.5 billion, subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen Revolving Credit Facility are as follows:

●	Maturity date: January 24, 2029, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the Global Revolving Credit Facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 50 basis points (subject to a sustainability-linked pricing component).
●	Quarterly unused commitment fee: currently is 10 basis points (subject to a sustainability-linked pricing component), calculated using the average daily unused revolving credit commitment and is based on the credit ratings of our long-term debt.
●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	September 30, 2024	December 31, 2023
2.625% notes due 2024(1)		€600,000	$677,040	Apr 15, 2024	$—	$662,340
2.750% notes due 2024(2)		£250,000	$324,925	Jul 19, 2024	—	318,275
4.250% notes due 2025		£400,000	$634,480	Jan 17, 2025	535,000	509,240
0.625% notes due 2025		€650,000	$720,980	Jul 15, 2025	723,775	717,535
2.500% notes due 2026		€1,075,000	$1,224,640	Jan 16, 2026	1,197,013	1,186,693
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	325,198	326,826
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	177,381	178,269
3.700% notes due 2027(3)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(3)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	556,750	551,950
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	319,285	320,884
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	468,125	445,585
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	835,125	827,925
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	735,625	700,205
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	556,750	551,950
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,113,500	1,103,900
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	835,125	827,925
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	835,125	827,925
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	946,475	—
					$13,610,252	$13,507,427
Unamortized discounts, net of premiums					(30,652)	(33,324)
Deferred financing costs, net					(51,539)	(51,761)
Total unsecured senior notes, net of discount and deferred financing costs					$13,528,061	$13,422,342
(1)	Paid at maturity on April 15, 2024.
(2)	Paid at maturity on July 19, 2024.
(3)	Subject to cross-currency swaps.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2024, we were in compliance with each of these financial covenants.

Issuance of Unsecured Senior Notes

On September 13, 2024, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2033 (the “2033 Notes”). Net proceeds from the offering were approximately €843 million (approximately $933 million based on the exchange rate on September 13, 2024) after deducting managers’ discounts and estimated offering expenses.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common stockholders	$41,012	$723,437	$382,378	$889,985
Loss attributable to redeemable noncontrolling interest (1)	(9,918)	(3,032)	(22,432)	(9,851)
Net income available to common stockholders - diluted EPS	31,094	720,405	359,946	880,134

Denominator:
Weighted average shares outstanding—basic	327,977	301,827	319,965	296,184
Potentially dilutive common shares:
Unvested incentive units	77	97	67	78
Unvested restricted stock	69	43	39	3
Forward equity offering	—	209	—	253
Market performance-based awards	228	166	285	90
Redeemable noncontrolling interest shares (1)	7,898	8,999	8,285	10,127
Weighted average shares outstanding—diluted	336,249	311,341	328,641	306,735
Income per share:
Basic	$0.13	$2.40	$1.20	$3.00
Diluted	$0.09	$2.31	$1.10	$2.87

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common unitholders	$42,012	$739,737	$391,078	$910,285
Loss attributable to redeemable noncontrolling interest (1)	(9,918)	(3,032)	(22,432)	(9,851)
Net income available to common unitholders - diluted EPS	32,094	736,705	368,646	900,434

Denominator:
Weighted average units outstanding—basic	334,103	308,024	326,154	302,316
Potentially dilutive common units:
Unvested incentive units	77	97	67	78
Unvested restricted units	69	43	39	3
Forward equity offering	—	209	—	253
Market performance-based awards	228	166	285	90
Redeemable noncontrolling interest shares (1)	7,898	8,999	8,285	10,127
Weighted average units outstanding—diluted	342,375	317,538	334,830	312,867
Income per unit:
Basic	$0.13	$2.40	$1.20	$3.01
Diluted	$0.09	$2.32	$1.10	$2.88
(1)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders (“Rollover Shareholders”) have the right to put their shares in an upstream parent company of Teraco (“Remaining Interest”) to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares subject to Forward Equity Offering	—	3,454	—	3,454
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,125	6,197	6,189	6,132
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,264	1,647	1,355	1,891
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,329	1,732	1,425	1,988
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,180	2,841	2,337	3,261
Total	10,898	15,871	11,306	16,726

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

The 2023 Sales Agreement was amended on February 23, 2024 (the “2024 Sales Agreement Amendment”). At the time of the amendment, $258.3 million remained unsold under the 2023 Sales Agreement. Pursuant to the 2024 Sales Agreement Amendment, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $2.0 billion through various named agents from time to time. During the nine months ended September 30, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $983 million from the issuance of approximately 6.4 million common shares under the 2024 Sales Agreement Amendment at an average price of $154.84 per share before payment of approximately $9.9 million of commissions to the agents. Subsequent to September 30, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $62 million from the issuance of approximately 0.4 million common shares under the 2024 Sales Agreement Amendment at an average price of $160.81 per share after payment of approximately $0.6 million of commissions to the agents. As of October 30, 2024, approximately $0.9 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	331,347	98.1%	311,608	98.0%
Noncontrolling interests consist of:
Common units held by third parties	4,254	1.3%	4,343	1.3%
Incentive units held by employees and directors (see Note 12. ''Incentive Plans'')	2,143	0.6%	2,106	0.7%
	337,744	100.0%	318,057	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,004.4 million and $834.1 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2024 and December 31, 2023, respectively.

The following table shows activity for noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2024 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2023	4,343	2,106	6,449
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(89)	(201)	(290)
Incentive units issued upon achievement of market performance condition	—	88	88
Grant of incentive units to employees and directors	—	154	154
Cancellation / forfeitures of incentive units held by employees and directors	—	(4)	(4)
As of September 30, 2024	4,254	2,143	6,397
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2024 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$382,208
May 8, 2024	June 28, 2024	2,625	3,071	4,485	397,429
August 7, 2024	September 30, 2024	2,625	3,071	4,485	400,659
		$7,875	$9,213	$13,455	$1,180,296
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the nine months ended September 30, 2024 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$390,356
May 8, 2024	June 28, 2024	2,625	3,071	4,485	405,421
August 7, 2024	September 30, 2024	2,625	3,071	4,485	408,577
		$7,875	$9,213	$13,455	$1,204,354
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2023	$(638,583)	$(112,810)	$(751,393)
Net current period change	94,952	(924)	94,028
Balance as of September 30, 2024	$(543,631)	$(113,734)	$(657,365)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2023	$(656,063)	$(116,605)	$(772,668)
Net current period change	96,519	(858)	95,661
Balance as of September 30, 2024	$(559,544)	$(117,463)	$(677,007)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The grant date fair value of the Market-Based Performance Awards was approximately $9.8 million and $8.2 million for the nine months ended September 30, 2024 and 2023, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

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

As of September 30, 2024, approximately 3.7 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended September 30,				September 30,	December 31,	compensation
Type of incentive award	2024	2023	2024	2023	2024	2023	(in years)
Long-term incentive units	$4.0	$3.7	$—	$0.1	$26.0	$16.6	2.4
Performance-based awards	3.5	3.1	—	0.1	27.6	19.9	—
Service-based restricted stock units	9.2	8.2	0.8	1.8	78.3	66.4	2.6
Interxion awards	—	0.3	—	—	—	—	—

	Nine Months Ended September 30,
	2024	2023	2024	2023
Long-term incentive units	$11.5	$10.1	$0.1	$0.1
Performance-based awards	9.2	8.6	0.1	0.2
Service-based restricted stock units	25.6	24.1	3.6	4.4
Interxion awards	—	1.6	0.1	0.1

Activity for LTIP Units and service-based Restricted Stock Units for the nine months ended September 30, 2024 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	238,360	$121.99
Granted	279,670	137.04
Vested	(197,869)	131.41
Cancelled or expired	(49,997)	135.75
Unvested, end of period	270,164	$128.12

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	621,863	$132.07
Granted	370,447	142.10
Vested	(221,850)	124.79
Cancelled or expired	(100,111)	123.85
Unvested, end of period	670,349	$141.25

13. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of September 30, 2024, we had cross-currency interest rate swaps outstanding with notional amounts of $1.7 billion and maturity dates ranging through 2028.

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Cross-currency interest rate swaps (included component) (1)		$(83,624)	$52,698	$(5,616)	$53,853
Cross-currency interest rate swaps (excluded component) (2)		12,121	(14,006)	12,748	(28,423)
Total		$(71,503)	$38,692	$7,132	$25,430

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2024	2023	2024	2023
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$5,205	$5,505	$17,314	$16,699
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of September 30, 2024, we had derivatives designated as cash flow hedges on the Euro Term Loan Facilities (€375 million notional amount) and the USD Term Loan ($500 million notional amount). Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of September 30, 2024, we estimate that an additional $1.6 million will be reclassified as a decrease to interest expense during the twelve months ended September 30, 2025, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(19,191)	$538	$(7,991)	$12,912

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2024	2023	2024	2023
Interest rate swaps	Interest expense	$4,031	$3,845	$12,348	$6,688

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$4,246	$153,867	$—	$156,753
Interest rate swaps	7,786	16,300	8,538	—
	$12,032	$170,167	$8,538	$156,753
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

14. Fair Value of Financial Instruments

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2023 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on September 30, 2024 and December 31, 2023 as compared to those in effect when the debt was issued or assumed.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of September 30, 2024		As of December 31, 2023
	under the fair value	Estimated Fair		Estimated Fair
	hierarchy	Value	Carrying Value	Value	Carrying Value
Global Revolving Credit Facilities (1)	Level 2	$1,814,927	$1,814,927	$1,825,228	$1,825,228
Unsecured term loans (1)	Level 2	917,563	917,563	1,567,925	1,567,925
Unsecured senior notes (2)	Level 2	10,866,916	13,610,252	12,417,619	13,507,427
Secured and other debt (2)	Level 2	759,197	766,304	625,473	637,072
		$14,358,603	$17,109,046	$16,436,245	$17,537,652
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

During the nine months ended September 30, 2024, we recorded an impairment charge of $168.3 million related to Investments in properties, net, on certain non-core properties in secondary U.S. markets. Management estimated the fair values of these investments based on sales of similar properties and ongoing negotiations with third parties. The significant inputs and assumptions used in the estimate of fair value included comparable sales values ranging from $69 per square foot to $151 per square foot. These measurements were classified within Level 3 of the fair value hierarchy as they are not observable.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements including ground up construction. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2024, we had open commitments, including amounts reimbursable by customers of approximately $62.5 million, related to construction contracts of approximately $1.9 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2024, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of September 30, 2024, and December 31, 2023:

	Balance as of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$2,175,605	$1,625,495
Restricted cash (included in Other assets)	6,503	10,975
Total	$2,182,108	$1,636,470

We paid $391.6 million and $345.8 million for interest, net of amounts capitalized, for the nine months ended September 30, 2024 and 2023, respectively.

We paid $53.4 million and $60.1 million for income taxes, net of refunds, for the nine months ended September 30, 2024 and 2023, respectively.

Accrued construction related costs totaled $504.4 million and $607.6 million as of September 30, 2024 and 2023, respectively.

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

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Inside the United States	$740.2	$727.4	$2,159.7	$2,144.0
Outside the United States	691.0	675.0	1,959.4	1,963.4
Revenue Outside of U.S. %	48.3%	48.1%	47.6%	47.8%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
(Amounts in millions)	2024	2023	2024	2023
Inside the United States	$10,309.7	$10,429.2	$561.9	$610.2
Outside the United States	14,920.5	13,806.9	666.6	804.1

Net Assets in Foreign Operations	$8,229.4	$6,778.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty

Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

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

Summary of 2024 Significant Activities

We completed the following significant activities during the nine months ended September 30, 2024:

●	In January 2024, we:
o	formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture.
o	closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our customers, Cyxtera Technologies. As a result of the sale, we recognized a total gain on disposition of approximately $203.1 million, of which $194.2 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.
●	In March 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture.

●	In April 2024, we:
o	expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in a third facility on the same hyperscale data center campus in Chicago. We contributed the data center at a value of approximately $453 million. We received approximately $386 million of net proceeds from the contribution of our data center to the joint venture and the associated financing and retained a 25% interest in the joint venture. As a result of transferring control, we derecognized the data center and recognized a gain on disposition of approximately $172 million.
o	completed the sale of an additional 24.9% interest in a data center facility in Frankfurt, Germany to DCREIT for total consideration of approximately $126 million, and DCREIT now has a 49.9% interest in the Frankfurt data center. Because the Company still controls this asset, no gain or loss was recorded on this 49.9% interest. In connection with this transaction, DCREIT loaned the consolidated subsidiary that owns the data center approximately $80 million. As of September 30, 2024, DCREIT has loaned $160.4 million, which is secured by the Frankfurt data center and is recorded in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.
●	In May 2024, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an underwriting agreement with BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters relating to the sale of up to approximately 12.1 million shares of common stock (including approximately 1.6 million shares that the underwriters had the option to purchase, and which option was exercised in full on May 8, 2024), at a purchase price to the underwriters of $136.66 per share. The offering closed on May 10, 2024, and we received net proceeds of approximately $1.7 billion.
●	In September 2024:
o	Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2033 (the “2033 Notes”). Net proceeds from the offering were approximately €843 million (approximately $933 million based on the exchange rate on September 13, 2024) after deducting managers’ discounts and estimated offering expenses.
o	we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of September 30, 2024. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

	As of September 30, 2024					As of December 31, 2023
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	103	20,003	2,887	1,194	85.4%	107	20,150	2,590	1,335	83.8%
Europe	113	9,363	2,754	718	77.3%	112	8,873	3,291	319	75.8%
Asia Pacific	11	1,667	73	192	81.8%	11	1,652	73	207	76.7%
Africa	12	1,611	1,501	21	79.7%	12	1,528	1,581	23	71.0%
Consolidated Portfolio	239	32,644	7,215	2,125	82.6%	242	32,203	7,535	1,884	79.8%
Managed Unconsolidated Portfolio	26	4,819	1,203	400	93.4%	22	3,843	364	—	93.7%
Non-Managed Unconsolidated Portfolio	47	3,629	708	2,338	82.6%	45	3,641	571	2,246	85.3%
Total Portfolio	312	41,092	9,126	4,863	83.9%	309	39,688	8,470	4,130	81.7%
(1)	Net rentable square feet represent the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of September 30, 2024, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the nine months ended September 30, 2024 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,545	$245	$257	4.8%	$1	1.6
> 1 MW	1,812	$133	$175	31.9%	$1	6.1
Other (6)	368	$45	$67	47.9%	$2	5.7
New Leases Signed (5)
0 — 1 MW	440	—	$295	—	$10	3.6
> 1 MW	2,450	—	$309	—	$—	11.8
Other (6)	96	—	$64	—	$11	13.0
Leasing Activity Summary
0 — 1 MW	1,985		$265
> 1 MW	4,262		$252
Other (6)	464		$66
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2024 to 2025.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
September 30, 2024
Metropolitan Area	Total annualized rent (1)
Northern Virginia	18.5%
Chicago	7.5%
Frankfurt	5.9%
Singapore	5.6%
London	5.5%
Dallas	4.8%
New York	4.6%
Amsterdam	4.2%
Silicon Valley	4.1%
Sao Paulo	3.8%
Portland	3.3%
Paris	3.0%
Johannesburg	3.0%
Tokyo	2.0%
Osaka	1.7%
Other	22.5%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the nine months ended September 30, 2024 was approximately $31.1 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the nine months ended September 30, 2024 as compared to December 31, 2023 is shown below (in thousands):

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2023	22,600	9,603	32,203
New development and space reconfigurations	(86)	987	901
Transfers to stabilized from non-stabilized	2,456	(2,519)	(63)
Dispositions / Sales	(328)	(348)	(676)
Acquisitions	-	279	279
As of September 30, 2024	24,642	8,002	32,644

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Stabilized	$1,085,360	$1,121,187	$(35,827)	(3.2)%	3,212,416	$3,271,776	$(59,360)	(1.8)%
Non-Stabilized	328,367	273,426	54,941	20.1%	857,550	803,232	54,318	6.8%
Rental and other services	1,413,727	1,394,613	19,114	1.4%	4,069,966	4,075,008	(5,042)	(0.1)%
Fee income and other	17,487	7,819	9,668	123.6%	49,140	32,414	16,726	51.6%
Total operating revenues	$1,431,214	$1,402,432	$28,782	2.1%	$4,119,106	$4,107,422	$11,684	0.3%

Total operating revenues increased by approximately $28.8 million and $11.7 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

Stabilized rental and other services revenue decreased $35.8 million and $59.4 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to:

(i)	a decrease of $50.2 million and $145.6 million, respectively, in utility reimbursement largely driven by power price decreases, mainly in EMEA and APAC;
(ii)	a decrease of $5.2 million and an increase of $7.6 million, respectively, in other tenant reimbursements due to adjustments on property tax reimbursements based on new property tax assessments within the Chicago metro area, offset by a favorable property tax assessment at one of our North American properties realized in early 2023, which was passed through to our customers; and
(iii)	offset by an increase of $19.6 million and $78.6 million, respectively, in new leasing and renewals across all regions.

Non-stabilized rental and other services revenue increased $54.9 million and $54.3 million in the three and nine months ended September 30, 2024 and 2023, respectively, compared to the same periods in 2023 primarily due to:

(i)	an increase of $113.7 million and $296.4 million, respectively, due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Portland, New York, Johannesburg, Toronto, Zurich, Paris and Cape Town); and
(ii)	offset by a decrease of $58.8 million and $242.1 million, respectively, related to properties sold or contributed after September 30, 2023.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Stabilized	$282,470	$340,568	$(58,098)	(17.1)%	$800,664	$949,019	$(148,355)	(15.6)%
Non-Stabilized	73,593	43,887	29,706	67.7%	195,218	156,734	38,484	24.6%
Total Utilities	356,063	384,455	(28,392)	(7.4)%	995,882	1,105,753	(109,871)	(9.9)%

Stabilized	182,910	166,771	16,139	9.7%	538,483	503,726	34,757	6.9%
Non-Stabilized	66,886	56,318	10,568	18.8%	173,334	168,986	4,348	2.6%
Total Rental property operating and maintenance (excluding utilities)	249,796	223,089	26,707	12.0%	711,817	672,712	39,105	5.8%

Total Rental property operating and maintenance	605,859	607,544	(1,685)	(0.3)%	1,707,699	1,778,465	(70,766)	(4.0)%

Stabilized	40,958	44,428	(3,470)	(7.8)%	121,328	107,480	13,848	12.9%
Non-Stabilized	9,544	32,140	(22,596)	(70.3)%	27,399	64,970	(37,571)	(57.8)%
Total Property taxes and insurance	50,502	76,568	(26,066)	(34.0)%	148,727	172,450	(23,723)	(13.8)%

Total property level operating expenses	$656,361	$684,112	$(27,751)	(4.1)%	$1,856,426	$1,950,915	$(94,489)	(4.8)%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses decreased by approximately $58.1 million and $148.4 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to lower power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC.

Total non-stabilized utilities expenses increased by approximately $29.7 million and increased by approximately $38.5 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to:

(i)	an increase of approximately $53.1 million and $117.4 million, respectively, due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Portland, Zurich, Cape Town and Johannesburg);
(ii)	a decrease in power agreement credits by $14.2 million and $26.0 million, respectively; and

(iii)	offset by a decrease of $9.2 million and $52.9 million, respectively, related to properties sold or contributed after September 30, 2023.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $16.1 million and $34.8 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in common area maintenance expense and data center labor.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $10.6 million and $4.4 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance decreased by approximately $3.5 million in the three months ended September 30, 2024 compared to the same period in 2023, based on new property tax assessments within the Chicago metro area. Total stabilized property taxes and insurance increased by approximately $13.9 million in the nine months ended September 30, 2024 compared to the same period in 2023 due to a favorable property tax assessment at one of our North American properties realized in early 2023.

Total non-stabilized property taxes and insurance decreased $22.6 million and $37.6 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily related to properties sold or contributed after September 30, 2023.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Depreciation and amortization	$459,997	$420,613	$39,384	9.4%	$1,316,442	$1,274,384	$42,058	3.3%
General and administrative	117,602	110,721	6,881	6.2%	353,207	332,257	20,950	6.3%
Transaction, integration and other expense	24,194	14,465	9,729	67.3%	82,105	44,496	37,609	84.5%
Provision for impairment	—	113,000	(113,000)	100.0%	168,303	113,000	55,303	100.0%
Other	4,774	1,295	3,479	n/m %	15,081	1,950	13,131	n/m %
Total other operating expenses	606,567	660,094	(53,527)	(8.1)%	1,935,138	1,766,087	169,051	9.6%
Total property level operating expenses	656,361	684,112	(27,751)	(4.1)%	1,856,426	1,950,915	(94,489)	(4.8)%
Total operating expenses	$1,262,928	$1,344,206	(81,278)	(6.0)%	$3,791,564	$3,717,002	$74,562	2.0%

Equity in Earnings (Loss) of Unconsolidated Entities

The change in Equity in earnings (loss) of unconsolidated entities was approximately $6.7 million and $84.1 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties decreased approximately $811.2 million and $449.7 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023.

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

Loss on Debt Extinguishment and Modifications

Loss on debt extinguishment and modifications increased approximately $2.6 million and $3.7 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023.

In January 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.1 million.

In September 2024, we paid down €375 million on the Euro Term Loan Facilities, leaving €375 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.6 million. We also refinanced our Global Revolving Credit Facilities and wrote off deferred loan costs of approximately $1.2 million.

Interest Expense

Interest expense increased approximately $13.0 million and $24.0 million in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 driven primarily by increased borrowings at Teraco.

Income Tax Expense

Income tax expense decreased by approximately $4.8 million and $5.0 million in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 due to jurisdictional rate mix in foreign jurisdictions. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

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

The 2023 Sales Agreement was amended on February 23, 2024 (the “2024 Sales Agreement Amendment”). At the time of the amendment, $258.3 million remained unsold under the 2023 Sales Agreement. Pursuant to the 2024 Sales Agreement Amendment, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $2.0 billion through various named agents from time to time. During the nine months ended September 30, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $983 million from the issuance of approximately 6.4 million common shares under the 2024 Sales Agreement Amendment at an average price of $154.84 per share before payment of approximately $9.9 million of commissions to the agents. Subsequent to September 30, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $62 million from the issuance of approximately 0.4 million common shares under the 2024 Sales Agreement Amendment at an average price of $160.81 per share after payment of approximately $0.6 million of commissions to the agents. As of October 30, 2024, approximately $0.9 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the nine months ended September 30, 2024, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of September 30, 2024, we had $2,175.6 million of cash and cash equivalents, excluding $6.5 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

On September 24, 2024, we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of September 30, 2024. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At September 30, 2024, we had open commitments, related to construction contracts of approximately $1.9 billion, including amounts reimbursable of approximately $62.5 million.

We currently expect to incur approximately $0.4 billion to $0.6 billion of capital expenditures for our consolidated development programs during the remainder of 2024. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding costs incurred or to be incurred by unconsolidated entities.

Construction Projects in Progress	As of September 30, 2024			As of December 31, 2023
	Current	Future		Current	Future
(in thousands)	Investment (1)	Investment (2)	Total Cost	Investment (3)	Investment (2)	Total Cost
Future Development Capacity (4)	$2,177,756	$1,097,751	$3,275,507	$2,222,062	$337,681	$2,559,743
Data Center Construction	2,519,291	3,085,841	5,605,132	2,116,335	2,231,747	4,348,082
Equipment Pool and Other Inventory (5)	216,476	—	216,476	203,821	—	203,821
Campus, Tenant Improvements and Other (6)	284,922	156,989	441,911	211,187	130,260	341,447
Consolidated Land Held and Development Construction in Progress	$5,198,446	$4,340,581	$9,539,027	$4,753,405	$2,699,688	$7,453,093
(1)	Represents cost incurred through September 30, 2024.
(2)	Represents estimated cost to complete scope of work pursuant to approved development budget.
(3)	Represents costs incurred through December 31, 2023.
(4)	Includes land and space held or actively under construction in preparation for future data center fit-out.
(5)	Represents long-lead equipment and materials required for timely deployment and delivery of data center fit-out.
(6)	Represents improvements in progress, which benefit space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements. Includes approximately $3.0 million included in our condensed consolidated balance sheet related to fair value adjustments on Teraco portfolio projects that were partially constructed as of August 1, 2022.

Future development reflects cumulative cost spent pending future development and includes ongoing improvements to building infrastructure in preparation for future data center fit-out. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Development projects	$1,732,337	$2,121,583
Enhancement and improvements	21,859	5,592
Recurring capital expenditures	175,467	184,214
Total capital expenditures (excluding indirect costs)	$1,929,663	$2,311,389

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the nine months ended September 30, 2024 and 2023 were $166.7 million and $155.1 million, respectively. Capitalized interest comprised approximately $84.4 million and $83.8 million of the total indirect costs capitalized for the nine months ended September 30, 2024 and 2023, respectively. Capitalized interest in the nine months ended September 30, 2024 increased, compared to the same period in 2023, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the nine months ended September 30, 2024 increased compared to the same period in 2023 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2024.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of October 29, 2024, we had approximately $2.5 billion of borrowings available under our Global Revolving Credit Facilities.

On September 13, 2024, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2033. Net proceeds from the offering were approximately €843 million (approximately $933 million based on the exchange rate on September 13, 2024) after deducting managers’ discounts and estimated offering expenses. We used the net proceeds from the offering to pay down a portion of our Euro Term Loan Facilities, temporarily repay borrowings under our Global Revolving Credit Facility and for general corporate purposes.

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

On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase is scheduled to close in the fourth quarter of 2024, subject to obtaining the required approvals. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. Each partner funded its pro rata share of the remaining $3.0 billion estimated development cost for the first phase of the joint venture, which is slated for completion in various stages, contingent on customer demand, which began in the first quarter of 2024.

In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. Two of the data centers were consolidated by us; while two of the data centers were owned by Digital Core REIT. The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our customers, Cyxtera Technologies. The acquisition was part of Cyxtera’s plan of reorganization under its Chapter 11 bankruptcy proceedings. In conjunction with the sale, we bought out Cyxtera’s leases in three data centers located in Singapore and Frankfurt for approximately $57 million. In addition, Brookfield assumed the leases on three facilities previously leased to Cyxtera and amended the leases on three additional data centers in North America, accelerating the expiration date to September 2024. As a result of the sale, we recognized a total gain on disposition of approximately $203.1 million, of which $194.2 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.

On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture. Each partner funded its pro rata share of the remaining $140 million estimated development cost for the first phase of the project, of which one project has been completed in June 2024 and another is slated for completion in late 2024.

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

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and nine months ended September 30, 2024, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of September 30, 2024 (in millions):

Debt Summary:
Fixed rate	$12,211
Variable rate debt subject to interest rate swaps	2,976
Total fixed rate debt (including interest rate swaps)	15,187
Variable rate—unhedged	1,922
Total	$17,109
Percent of Total Debt:
Fixed rate (including swapped debt)	88.8%
Variable rate	11.2%
Total	100.0%

Effective Interest Rate as of September 30, 2024
Fixed rate (including hedged variable rate debt)	2.70%
Variable rate	4.10%
Effective interest rate	2.86%

Our ratio of debt to total enterprise value was approximately 23% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2024 of $161.83). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, HIBOR, TIBOR, SARON and Base CD Rate rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of September 30, 2024, our debt had a weighted average term to initial maturity of approximately 4.3 years (or approximately 4.5 years assuming exercise of extension options).

As of September 30, 2024, our pro-rata share of secured debt of unconsolidated entities was approximately $1,479.5 million.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$1,492,002	$1,172,475	$319,527
Net cash used in investing activities	(1,394,167)	(98,706)	(1,295,461)
Net cash provided by (used in) financing activities	521,934	(108,275)	630,209
Net increase in cash, cash equivalents and restricted cash	$619,769	$965,494	$(345,725)

The changes in the activities that comprise the decrease in net cash used in investing activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 consisted of the following amounts (in thousands).

Change
2024 vs 2023
Increase in net cash used in business combinations / asset acquisitions	$(271,441)
Decrease in cash used for improvements to investments in real estate	370,132
Increase in cash contributed to investments in unconsolidated entities, net	(122,077)
Decrease in net cash provided by proceeds from sale of real estate	(1,224,333)
Other changes	(47,742)
Increase in net cash used in investing activities	$(1,295,461)

The increase in net cash used in investing activities was primarily due to:

(i)	an increase in spend due to acquisitions of land parcels in Paris and two data centers located in the Slough Trading Estate;
(ii)	a decrease in spend on development projects of approximately $370 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	an increase in cash provided by the sale or contributions of data centers in 2023 as follows:
●	contributions of data centers to our joint ventures with GI Partners and TPG Real Estate for gross proceeds of approximately $0.7 billion and $1.4 billion, respectively;
●	the sale of three non-core assets for gross proceeds of approximately $341 million; offset by
(v)	cash provided by the contribution of data centers to our joint ventures with Blackstone and Mitsubishi, for gross proceeds of approximately $231 million and $153 million, respectively;
(vi)	the sale of four data centers to Brookfield for gross proceeds of approximately $271 million, the sale of a land parcel in Sydney for gross proceeds of approximately $68 million and the sale of an easement to a local power provider in Northern Virginia for gross proceeds of approximately $92 million; and
(vii)	the sale to GI Partners of a 75% interest in a third facility in Chicago. We received approximately $386 million of net proceeds and retained a 25% interest in the joint venture.

The changes in the activities that comprise the decrease in net cash provided by financing activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 consisted of the following amounts (in thousands).

Change
2024 vs 2023
Increase in cash provided by short-term borrowings	$412,911
Increase in cash provided by proceeds from secured / unsecured debt	199,748
Increase in cash used for repayment on secured / unsecured debt	(1,613,272)
Increase in cash provided by proceeds from issuance of common stock, net of costs	1,652,640
Increase in cash used for dividend and distribution payments	(112,599)
Other changes, net	90,781
Increase in net cash provided by financing activities	$630,209

The increase in net cash provided by financing activities was primarily due to:

(i)	an increase in cash proceeds from short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt due to the issuance of the 3.875% Guaranteed Notes due 2033 (the “2033 Notes”) in September 2024, offset by the closing of the U.S. term loan facility in January 2023;
(iii)	an increase in cash used for repayment:
●	$240 million on the U.S. term loan facility;
●	$637 million on the Euro notes (2.625% notes due 2024);
●	$324 million on the 2.750% notes due 2024;
●	$415 million on the Euro Term Loan Facilities;
(iv)	an increase in cash provided by proceeds from the issuance of:
●	approximately 7.0 million shares of common stock, net of costs, of approximately $1.1 billion under our ATM program;
●	approximately 12.1 million shares of common stock, net of costs, of approximately $1.7 billion from our equity offering;
●	offset by the issuance of approximately 11.3 million shares of common stock, net of costs, of approximately $1.1 billion under our ATM program in 2023; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2024, amounted to 1.9% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of September 30, 2024, approximately 0.2 million common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Net Income Available to Common Stockholders	$41,012	$723,437	$382,378	$889,985
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	1,000	16,300	8,700	20,300
Real estate related depreciation and amortization (1)	449,086	410,836	1,284,597	1,247,072
Depreciation related to non-controlling interests	(19,746)	(14,569)	(45,081)	(42,101)
Unconsolidated JV real estate related depreciation and amortization	48,474	43,215	143,468	112,320
Gain from the disposition of real estate assets	556	(810,688)	(459,857)	(908,459)
Provision for impairment	—	113,000	168,303	113,000
FFO available to common stockholders and unitholders (2)	$520,382	$481,531	$1,482,508	$1,432,117
Basic FFO per share and unit	$1.56	$1.56	$4.55	$4.74
Diluted FFO per share and unit (2)(3)	$1.55	$1.55	$4.52	$4.68
Weighted average common stock and units outstanding
Basic	334,103	308,024	326,154	302,316
Diluted (2)(3)	342,375	317,538	334,830	312,867

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$459,997	$420,613	$1,316,442	$1,274,384
Non-real estate depreciation	(10,911)	(9,777)	(31,845)	(27,312)
	$449,086	$410,836	$1,284,597	$1,247,072
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $9,828 and $11,537 for the three months ended September 30, 2024 and 2023, respectively, and $32,049 and $32,251 for the nine months ended September 30, 2024 and 2023, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common stock and units outstanding	334,103	308,024	326,154	302,316
Add: Effect of dilutive securities	8,272	9,514	8,676	10,551
Weighted average common stock and units outstanding—diluted	342,375	317,538	334,830	312,867

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2024, our consolidated debt was as follows (in millions):

		Estimated Fair
	Carrying Value	Value
Fixed rate debt	$12,211	$9,461
Variable rate debt subject to interest rate swaps	2,976	2,976
Total fixed rate debt (including interest rate swaps)	15,187	12,437
Variable rate debt	1,922	1,922
Total outstanding debt	$17,109	$14,359

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2024:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$2
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(2)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	6
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(6)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(153)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(145)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2024, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended September 30, 2024, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2024, Digital Realty Trust, Inc. issued an aggregate of 9,018 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2024, Digital Realty Trust, L.P. issued an aggregate of 9,018 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended September 30, 2024, an aggregate of 27,871 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net forfeiture of 18,853 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $45.3 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-Q	001-32336 and 000-54023	05/11/2020	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
4.1	Indenture, dated as of September 13, 2024, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 3.875% Guaranteed Notes due 2033.	8-K	001-32336 and 000-54023	09/13/2024	4.1
10.1

Third Amended and Restated Global Senior Credit Agreement, dated as of September 24, 2024, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, issuing banks and swing line banks listed therein, Citibank, N.A., as administrative agent, BofA Securities, Inc. and Citibank, N.A., as co-sustainability structuring agents, and certain other parties thereto.

						X
10.2

Second Amended and Restated Credit Agreement, dated as of September 24, 2024, among Digital Realty Trust, L.P., Digital Japan, LLC, as the initial borrower, the additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, the initial lenders and issuing banks named therein, Sumitomo Mitsui Banking Corporation, as administrative agent, Sumitomo Mitsui Banking Corporation as sustainability structuring agent, and certain other parties thereto.

						X
10.3

First Amendment to Term Loan Agreement, dated as of September 26, 2024, among Digital Dutch Finco B.V., as borrower, and Digital Realty Trust, Inc., Digital Realty Trust, L.P., and Digital Euro Finco, LLC, as guarantors, the banks, financial institutions and other institutional lenders party thereto, as lenders, Citibank, N.A., as administrative agent, and certain other parties thereto.

						X
10.4

First Amendment to Term Loan Agreement, dated as of September 25, 2024, among Digital Realty Trust, L.P., as borrower, and Digital Realty Trust, Inc., Digital Dutch Finco B.V., Digital Euro Finco, LLC, and the additional guarantors thereto, as guarantors, the banks, financial institutions and other institutional lenders party thereto, as lenders, Bank of America, N.A., as administrative agent, and certain other parties.

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 1, 2024	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

November 1, 2024	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

November 1, 2024	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

November 1, 2024	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

November 1, 2024	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

November 1, 2024	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)