Form 10-K
period 2024-12-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2025-02-25
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
2323 Bryan Street, Suite 1800 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 231-1350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common Stock, $0.01 par value per share	DLR	New York Stock Exchange

	Series J Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr J	New York Stock Exchange
	Series K Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr K	New York Stock Exchange
	Series L Cumulative Redeemable Preferred Stock, $0.01 par value per share	DLR Pr L	New York Stock Exchange
Digital Realty Trust, L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ⌧ No ◻
Digital Realty Trust, L.P.	Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ◻ No ⌧
Digital Realty Trust, L.P.	Yes ◻ No ⌧

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

Digital Realty Trust, Inc.	☒
Digital Realty Trust, L.P.	☒

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

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 28, 2024, the last business day of the registrant’s most recently completed second quarter, totaled approximately $50 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 28, 2024. The identification of 10% or greater stockholders as of June 28, 2024 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 28, 2024. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 18, 2025
Common Stock, $.01 par value per share	336,644,245

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of their fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, for U.S. federal income tax purposes and the sole general partner of the OP. As of December 31, 2024, the Parent owned an approximate 98.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of December 31, 2024, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.1 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $270 million based on exchange rates at December 31, 2024) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

In this report, Digital Core REIT (“DCREIT”) is a standalone real estate investment trust formed under Singapore law, which is publicly traded on the Singapore Exchange under the ticker symbol “DCRU”.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

ITEM 1.     BUSINESS

The Company

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. and the subsidiaries of the Operating Partnership, is a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals. The Parent operates as a REIT for U.S. federal income tax purposes. The Operating Partnership is the entity through which the Parent conducts its business of owning, acquiring, developing and operating data centers. The Parent was incorporated in the state of Maryland on March 9, 2004. The Operating Partnership was organized as a limited partnership in the state of Maryland on July 21, 2004.

As of December 31, 2024, our portfolio consisted of 308 data centers (including 78 data centers held as investments in unconsolidated entities), of which 121 are located in the United States, 112 are located in Europe, 36 are located in Latin America, 16 are located in Africa, 16 are located in Asia, six are located in Australia and three are located in Canada.

Our principal executive offices are located at 2323 Bryan Street, Suite 1800, Dallas, Texas 75201. Our telephone number is (214) 231-1350. Our website is www.digitalrealty.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Annual Report on Form 10-K.

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

PlatformDIGITAL® combines our global presence with our Pervasive Data Center Architecture (PDx®) solution methodology for scaling digital business and efficiently managing data gravity challenges. Digital Realty gives its customers access to the connected communities that matter to them with a global data center footprint of over 300 facilities with over 227,000 cross connects in over 50 metros across more than 25 countries on six continents.

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

We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. At December 31, 2024, we owned or had investments in properties, on a wholly-owned basis or through unconsolidated entities, in the following geographies:

Europe
Amsterdam
Athens
Brussels
Copenhagen
Dublin
Düsseldorf
Frankfurt
London
Madrid
Marseille
Paris
Stockholm
Vienna
Zagreb
Zürich
North America
Atlanta
Austin
Boston
Charlotte
Chicago
Dallas
Houston
Los Angeles
Miami
New York
Northern Virginia
Phoenix
Portland
Querétaro
San Francisco
Seattle
Silicon Valley
Toronto
Asia-Pacific
Chennai
Hong Kong
Melbourne
Osaka
Seoul
Singapore
Sydney
Tokyo
Africa
Abuja
Accra
Cape Town
Durban
Johannesburg
Lagos
Maputo
Mombasa
Nairobi
South America
Bogotá
Fortaleza
Rio de Janeiro
Santiago
São Paulo
6
Continents
25+
Countries
50+
Metros
300+
Data centers

As of December 31, 2024, our portfolio, including investments in unconsolidated entities, contained a total of approximately 54.9 million rentable square feet, including approximately 8.9 million square feet of space under active development and 4.7 million square feet of space held for development. As of December 31, 2024, the 78 data centers held as investments in unconsolidated entities had an aggregate of approximately 9.2 million rentable square feet. In addition, as of December 31, 2024, we estimate that our land and other space held for, or actively under, construction could accommodate over 3,500 megawatts of additional data center capacity, including more than 1,000 additional megawatts developable in Northern Virginia. From time to time, we may look to sell individual assets or portfolios that we do not consider to be core to our business and growth strategy.

A significant component of our current and future growth is expected to be generated through the development of our existing space held for future development and acquisition of new properties. As of December 31, 2024, our portfolio, including the 78 data centers held as investments in unconsolidated entities, was approximately 84.1% leased. From time to time, we may look to sell individual assets or portfolios that we do not consider to be core to our business and growth strategy.

Through strategic investments, we have expanded our footprint into Latin America, enhanced our data center offerings in strategic and complementary U.S. metropolitan areas, established our colocation and interconnection platform in the U.S. and expanded our colocation and interconnection platform in Europe and Africa, with each transaction enhancing our presence in top-tier locations throughout North America, Europe, Latin America and Africa. In addition, on August 1, 2022, we completed our acquisition of a majority interest in Teraco, the largest and most densely interconnected data center platform in South Africa, with an in-service portfolio of seven state-of-the-art data centers strategically located in the key South African metro areas of Johannesburg, Cape Town and Durban. In addition, we are investing in our consolidated and unconsolidated portfolio to organically expand our capacity. As of December 31, 2024, we had 644 megawatts of projects underway across multiple metropolitan areas around the world, and 70% percent of this data center activity was pre-leased.

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

Our Product Offerings

We provide a flexible, global data center platform that allows our customers to achieve infrastructure deployments and controls matched to their business needs. Our data centers and comprehensive suite of product offerings are conceived to scale, from a single cabinet up to multi-megawatt data halls, complemented by connectivity and partnered solutions to support their requirements. We strive to provide a product mix that appeals to leading technology companies and enterprises, especially those seeking to support a greater portion of their data center requirements through a single provider. Our Critical Facilities Management® services and team of engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

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

Network	Consolidates and localizes traffic into ingress/egress points to optimize network performance and cost
Control	Hosts adjacent security and IT controls to improve security posture and Hybrid-IT operations
Data	Localizes data aggregation, staging, analytics, streaming and data management to optimize data exchange and Private AI workloads
High Density	Supports advances in mechanical cooling for next generation chipsets / infrastructure, maximizing performance of customer data center infrastructure

Capacity

Product Types	Description
0 to 1 MW (Colocation)	Small (one cabinet) to medium (150 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-5 years Consistent designs, operational environment, power expenses
> 1 MW (Scale & Hyperscale Powered Base Building®)	Scale from medium to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

The PlatformDIGITAL® solution model is available in our colocation and scale data centers, which are move-in ready, physically secure facilities with the power, cooling and interconnection capabilities to support customers requiring a cabinet, cage, suite or entire hall or building. We believe our colocation facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. We believe our offerings are also well-suited for those customers who seek to efficiently exchange data with others in our connected data communities lowering their costs and creating value for their business. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, requisite power and network access necessary to support a state-of-the-art data center.

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

Our Global Customers

Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 5,000 customers, and no single customer represented more than approximately 11.5% of the aggregate annualized recurring revenue of our portfolio as of December 31, 2024.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us globally. Our largest customer accounted for approximately 11.5% of our aggregate annualized recurring revenue as of December 31, 2024. No other single customer accounted for more than approximately 6.4% of the aggregate annualized recurring revenue of our portfolio. Our customers represent a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. Our goal is to average through business cycles the following financial ratios: 1) a debt-to-Adjusted EBITDA ratio around 5.5x, 2) a fixed charge coverage of greater than three times, and 3) floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, we have raised approximately $74 billion of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our Global Revolving Credit Facilities, our term loan facilities, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

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

Sustainability. We believe that addressing sustainability by driving environmental efficiency through the implementation of cost-effective design features and the use of carbon-free and renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. In 2024, for the eighth consecutive year, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements.

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

Energy Management

a) 2023 Energy Data (1)

	a

Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(2)	Grid electricity consumption as a % of Energy Consumption	Renewable Energy as a % of Energy Consumption(3)	Like-for-Like Change in Energy Consumption for Portfolio Area with Data Coverage(4)
97%	11,368,215	97%	64%	9%

(1)	The most recent full year for which energy data is available is 2023. The scope of data coverage includes managed and non-managed assets. In 2023, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office space. These secondary space types are not broken out by subsector.
(2)	The scope of energy includes energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from other sources, including direct fuel usage.
(3)	Provided as a percent of energy consumption for managed assets. Excludes renewable energy delivered as part of the standard utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Energy Attribute Certificate (“EAC”) purchases, customer-sourced renewable energy and EACs generated by the Company.
(4)	Scope of data is aligned with the 2023 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Sustainable Data Center Ratings

We seek to certify new construction and major redevelopment projects in accordance with recognized sustainable building standards including the U.S. Green Building Council LEED rating system and the BREEAM rating scheme. We may also certify certain properties in accordance with recognized sustainable operations standards. Our data center space receiving third-party sustainable ratings in 2024 totaled 1.2 million square feet. We received the following sustainable data center ratings for the following sites:

Data Center	Metropolitan Area	Rating System	Level Achieved
22588 Relocation Drive	Ashburn	LEED (1)	Gold
5870 NE Schaaf Street	Portland	LEED (1)	Silver
Calle Alfonso Gomez 4	Madrid	LEED (1)	Gold
Enceinte Portuaire—Building 4	Marseille	BREEAM (2)	Very Good
Ifestoy Street 72-74	Athens	LEED (1)	Gold

(1)	LEEDTM: Leadership in Energy and Environmental Design
(2)	BREEAM: Building Research Establishment Environmental Assessment Method

For existing buildings, we seek to benchmark 100% of applicable U.S. properties in ENERGY STAR Portfolio Manager and pursue EPA ENERGY STAR certification for eligible U.S. properties. In 2024, we achieved ENERGY STAR for Data Centers recognition for 39 data centers, representing 52% of our U.S. managed data center portfolio by square feet. We may also certify certain properties outside the U.S. in accordance with regionally recognized energy performance rating standards, such as the NABERS rating scheme in Australia, the Switzerland Data Center Efficiency Association rating scheme and others. In total, 37% of our total global managed portfolio by square feet had an energy rating as of December 31, 2024, excluding Powered Base Building® space, space under active development, space held for development and non-managed assets.

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

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. We set annual power usage effectiveness targets for assets. Forty-six of our data centers in EMEA participate in the European Union’s Code of Conduct for Energy Efficiency in Data Centers, a voluntary initiative which addresses airflow management, cooling system efficiency and capital plant replacement.

Globally, we conduct external technical building assessments as well as utilize ENERGY STAR Portfolio Manager scores to prioritize efficiency opportunities. Energy efficiency measures typically affect building management systems, operational practices, HVAC and lighting improvements and building commissioning. In 2023, energy efficiency measures implemented totaled over 19,800MWh in projected energy saving.

We set a global carbon reduction target that has been validated by the Science-Based Target Initiative to reduce our Scope 1 and 2 emissions 68% per square foot and Scope 3 emissions from purchased goods and services and fuel- and energy-related activities 24% per square foot by 2030, from a 2018 baseline. In 2023, we showed a 38% reduction in Scope 1 and 2 emissions and 58% reduction in Scope 3 emissions against our baseline. Additionally, we are a signatory to the EU Climate Neutral Data Centre Pact, a Self-Regulatory Initiative committing to climate neutrality by 2030 and setting additional goals around energy efficiency, carbon-free energy sourcing, water conservation and waste heat recycling. We continue to match the energy consumption of our European portfolio and the U.S. colocation business unit with renewable energy. Our six operational U.S. renewable energy purchase agreements produced 1,209 GWh of renewable energy credits in 2023.

We implement ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) to measure, manage and improve the energy and environmental performance of our data centers. In 2023, 49% of our global portfolio had ISO 14001 certifications and 31% of our global portfolio was covered under ISO 50001. Additionally, 100% of our Singapore portfolio was certified under the SS564 Green Data Centres standard for Energy and Environmental Management Systems.

Water Management

a) 2023 Water Data (1)

Water Withdrawal Data Coverage as % of Floor Area	% of Floor Area with 40% or Greater Baseline Water Stress (2)	Total Water Withdrawn by Portfolio Area with Data Coverage (cubic meters, in thousands) (3)	% of Water Withdrawn with 40% or Greater Baseline Water Stress (2)	Like-for-Like Change in Water Withdrawals (4)
92%	15%	5,685	12%	18%
(1)	The most recent full year for which water data is available is 2023. The scope of data coverage includes managed and non-managed assets. The scope of water withdrawals is aligned with the 2023 GRESB Real Estate Assessment Reference Guide. In 2023, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses, predominantly office. These secondary space types are not broken out by subsector.
(2)	Based on properties classified as High or Extremely High Baseline Water Stress determined by the World Resources Institute’s Water Risk Atlas tool, Aqueduct. Includes properties that have complete water withdrawal data coverage.
(3)	The scope of water consumed includes potable water and non-potable water purchased from third-party suppliers and water reused.
(4)	Scope of data is aligned with the 2023 GRESB Real Estate Assessment Reference Guide (“Like-for-like Comparison”).

b) Water Management Risks and Mitigation Strategies

Our global water strategy addresses the strategic role that water plays in our operations and regions where water quality and scarcity pose the greatest interruption risk to our business. Some of our assets are in regions of high or extremely high baseline water stress and may face future risk of water scarcity, higher water costs, and regulatory constraints on water consumption. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied non-potable water, which accounted for 43% of our total water usage in 2024. We also consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate reliance on water for cooling.

Climate Change Adaptation

a) Properties exposed in 100-Year Flood Plains

Two U.S. data centers totaling approximately 0.5 million square feet are exposed to 100-year flood zones designated by the U.S. Federal Emergency Management Agency as special flood hazard areas. An additional three properties in Europe totaling approximately 0.1 million square feet are exposed to 100-year flood zones.

b) Climate Change Risks and Mitigation Strategies

We evaluate potential risks and opportunities as a result of climate change and have implemented strategies to mitigate risks and capitalize on opportunities. Climate change risks that we have identified include acute and chronic physical risks, as well as transition risks such as market, policy, reputational, and technology risks. Management of climate-related risks and opportunities is a company-wide effort, delivered through an interdisciplinary effort with contributions from our global operations team, risk management, environmental occupational health and safety, compliance, information security, physical security and other functions, with oversight by our executive management team and governed by our Board of Directors. We manage potential risks first via our siting and design standards, then by implementing recommendations to proactively mitigate losses related to short-term acute weather events as well as long-term climate-related changes. Climate resilience measures include maintaining appropriate levels of insurance for each asset, performing climate risk scenario analyses for a selection of our global portfolio, and implementing operational risk reduction measures at the site level. We continue to align our ESG Report with the recommendations of the Task Force on Climate-related Financial Disclosures to disclose specific climate-related financial risks and opportunities, mitigation strategies, and associated metrics and targets.

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

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2024 has the necessary permits and approvals to operate.

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

Climate Change Legislation

There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Climate change effects, if they occur, and governmental initiatives, laws and regulations to address potential climate concerns, could increase our costs and have a long-term adverse effect on our business and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time. See "We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties." in Item 1A. Risk Factors for further discussion.

Insurance

We carry commercial general liability, property and business interruption insurance, and other insurance coverage on all of the properties in our portfolio. We select coverages, policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, and industry practice. Insurance is maintained through a combination of commercial insurance, self-insurance and wholly-owned captive insurance entity. We believe the properties in our portfolio are adequately insured. We do not carry insurance for generally uninsured exposures such as loss from war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles we believe are commercially reasonable. See “Potential losses may not be covered by insurance.” in Item 1A. Risk Factors.

Human Capital Resource Management

As of December 31, 2024, we had 3,936 full-time employees. The geographic distribution of our global employee base as of December 31, 2024 is summarized in the following table.

Region
North America	1,781
EMEA	1,922
Asia Pacific	233
Total	3,936

Compensation, Benefits and Employee Wellbeing

To attract and retain the best-qualified talent and to help our employees maintain healthy and balanced lives, and meet their financial and retirement goals, we offer market-competitive compensation and competitive benefits, including healthcare, vacation benefits, parental leave, 401(k)/pension company match, an employee stock purchase plan, fitness reimbursement program, commuter benefits, tuition reimbursement, employee skills development and leadership development. Employee surveys are conducted annually to solicit feedback and to help prioritize and improve employee engagement.

We also encourage our employees to give back to the community by matching their contributions to eligible charitable organizations through our Matching Gifts Program. Additionally, our Donate 8 Program grants paid time off each year to employees for the purpose of volunteering for eligible organizations.

We prioritize providing programs and benefits that promote healthy and productive lifestyles. We offer a company-wide wellness program that invests in the health, fitness, financial wellness and overall quality of life for our employees through education, challenges, incentives and reimbursements.

During 2024, we sought to play an active role in supporting the communities we operate in across North America, EMEA and APAC. This included companywide giving focused on our areas of philanthropic focus (disaster relief, STEM education and sustainability).

Workplace Belonging

It is our Company’s policy to recruit talent based on merit, without discrimination on the basis of any legally protected characteristic. Digital Realty’s Together@Digital workplace program aims to unlock innovation, enhance decision-making, attract top talent and better serve our customers. Together@Digital also runs a philanthropic program with charitable giving to non-profit groups that support a range of programs from veterans to cultural institutions.

In 2023, we published our EEO-1 report, providing transparency on the racial and gender composition of our U.S. workforce. We disclose our inclusion strategy and initiatives annually in our ESG Report.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risk Related to Our Business and Operations

●	Our business depends upon the demand for data centers.
●	We depend upon third-party suppliers for power and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
●	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
●	Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
●	We and our third-party providers are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.
●	We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.
●	Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
●	Our contracts with our customers could subject us to significant liability.
●	Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.
●	Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
●	We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
●	Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
●	Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.
●	Our business and operations, and our customers, suppliers and business partners may be adversely affected by epidemics, pandemics or other outbreaks.
●	We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
●	We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays.
●	We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.
●	We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
●	Our international activities, including acquisition, ownership and operation of data centers located outside of the United States, subject us to risks different than those we face in the United States and we may not be able to effectively manage our international business.
●	Our recent acquisitions may not achieve the intended benefits or may disrupt our plans and operations.
●	We may be subject to unknown or contingent liabilities related to our recent acquisitions, for which we may have no or limited recourse against the sellers.
●	Joint venture (JV) investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our JV partners.
●	Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.
●	Many of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.
●	We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.
●	Our growth depends on external sources of capital which are outside of our control.
●	Declining real estate valuations, impairment charges and illiquidity of real estate investments could adversely affect our earnings and financial condition.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	We may have difficulty managing our growth.

●	Potential losses may not be covered by insurance.
●	We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
●	We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.
●	Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Risks Related to the Organizational Structure

●	The interests of Digital Realty Trust, Inc.’s stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.
●	Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.
●	The conversion rights of Digital Realty Trust, Inc.’s preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.
●	Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Risks Related to Taxes and Digital Realty Trust, Inc.’s Status as a REIT

●	Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.
●	In certain circumstances, Digital Realty Trust, Inc. may be subject to federal and state taxes as a REIT, which would reduce its cash available for distribution to its stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
●	Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
●	The power of Digital Realty Trust, Inc.’s Board of Directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
●	If Digital Realty Trust, L.P. were to fail to qualify as a partnership for U.S. federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.
●	Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.
●	Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.

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

We depend upon third-party suppliers for power and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities, at acceptable levels of power quality, or on a consistent basis. We are also reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as natural gas, coal or nuclear. In addition, the price of these fuels and the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, renewable energy adoption, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We have also entered into power purchase agreements with contract terms ranging from 5-20 years. These agreements require us to purchase renewable energy and/or environmental attribute certificates from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy decreases, we may be required to pay more under the power purchase agreements than we would otherwise if we were to purchase environmental attribute certificate on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of extreme weather events, natural disasters or otherwise, could negatively impact the quantity of renewable energy credits delivered to us.

Disruptions in the oil and gas and electric power markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have been implemented and/or threatened against Russia, a major supplier of natural gas to Europe, and Russia has in turn threatened to curtail gas exports to Europe. Some of our data centers in Europe could be affected adversely if Russia further curtails or ends gas exports to Europe.

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

Substantially all of our customer agreements include terms requiring us to meet certain service level commitments. A failure to meet these or other commitments or equipment damage in our data centers could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

We and our third-party providers are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.

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

Unauthorized access to our or customers’ physical assets or Information Systems, misappropriation of our or customers’ sensitive or proprietary information, or disruptions to our or customers’ operations as a result of attacks, breaches or disruptions to our, or any providers’ or customers’, Information Systems or controls could lead to material breaches of legal and regulatory (e.g., privacy laws such as GDPR) or contractual obligations, and/or other operational and business impacts. The foregoing could expose us to material lawsuits, regulatory actions, penalties or fines, monetary damages, loss of existing or potential customers, harm to our reputation and significant increases in our security and insurance costs, and other adverse effects on our business and results.

We regularly experience cyberattacks and security incidents, and we expect such attacks and incidents to continue in the future. For example, we have experienced, and may in the future experience, sophisticated social engineering/phishing attacks that involve unauthorized access to our information. While to date no attacks or incidents have materially impacted us, we cannot guarantee that any incidents will not materially impact us or that material incidents will not occur in the future. There can also be no assurance that our cybersecurity risk management processes will be fully implemented as currently anticipated, complied with or effective in protecting our or our customers’ Information Systems and data, particularly because threat actors are increasingly sophisticated and using tools such as artificial intelligence that circumvent controls and evade detection, making mitigation and recovery challenging and uncertain.

Although our customers maintain computing equipment in our facilities, we generally do not have access to, nor knowledge of, what applications or data are stored or processed on such equipment. For some customers, we provide digital infrastructure and platforms-as-a-service, which increases the risk of compromise to customer data, and we have been expanding these aspects of our business globally.

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

We have made, and expect to continue to make, investments to update and modernize both existing and newly acquired Information Systems. We have ongoing acquisitions and investment activity, including through the formation of joint ventures. For example, we have acquired and invested in, and continue to acquire and invest in, businesses and operations (including joint ventures) around the world, including in new regions with complex and evolving regulatory frameworks and differing risk profiles, and including in and with companies that have cybersecurity vulnerabilities and security measures which may be less robust than our existing Information Systems, which increases our cybersecurity risks. In addition, transitioning to new or upgraded Information Systems, and integrating acquired Information Systems and data, creates challenges, causes disruption to current processes, governance and structures, and can increase our cybersecurity vulnerabilities and costs to mitigate and remediate such vulnerabilities. Given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. However, certain vulnerabilities may not be discovered, and not all vulnerabilities may be remediated in a timely manner. Further, cybersecurity governance with respect to our joint ventures may be more complex due to the necessary interactions and oversight of multiple joint venture partners and their respective governing bodies. Difficulties in implementing new, upgraded, and/or acquired Information Systems or significant failures, delays, or other inability to modify and respond to changes in our or our customers’ business and cybersecurity needs could adversely affect our results.

We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2024, the 20 largest customers in our portfolio represented approximately 51% of the total annualized recurring revenue generated by our properties. Our top three customers represented approximately 23% of the total annualized recurring revenue generated by our properties as of December 31, 2024. In addition, 31 of our 308 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 18, 2025, we had no material customers in bankruptcy.

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

At December 31, 2024, we owned approximately 8.9 million square feet of space under active development and approximately 4.7 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2024, customer agreements representing 23.3% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2026, and an additional 17.2% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

As current and future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems are difficult and expensive to upgrade, especially as we design our data centers to the specifications of new and evolving technologies, such as Artificial Intelligence (“AI”), which are more power-intensive. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.

Our portfolio is located in 60 metropolitan areas. As of  December 31, 2024, our portfolio, including the 78 data centers held as investments in unconsolidated entities, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2024
Metropolitan Area	Total annualized rent (1)
Northern Virginia	19.6%
Chicago	7.7%
Frankfurt	5.9%
Dallas	5.3%
London	5.0%
Singapore	4.6%
New York	4.4%
Amsterdam	4.0%
Silicon Valley	4.0%
Sao Paulo	3.9%
Portland	3.4%
Johannesburg	3.2%
Paris	2.9%
Tokyo	2.0%
Phoenix	1.7%
Other	22.4%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2024 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2024 was approximately $44.3 million.

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

We do not own all the buildings in our portfolio. These leased buildings accounted for approximately 14% of our total revenue for the year ended December 31, 2024. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the initial terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

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

The development of our data centers requires the timely delivery of required equipment and materials. We rely on third parties to provide the equipment, materials and services needed for our construction and development needs. Our global supply chain and development activities could be impacted by disruptions, such as political events, international trade disputes and tariffs, war, terrorism, natural disasters, public health issues, industrial accidents, national security concerns, pandemics and other business interruptions, which could impact our ability to meet delivery timelines, including delivery timelines to our customers. These disruptions could also lead to delays, reputational damage, potential penalties that we may be required to pay and potential terminations of agreements by our customers. If any such delay or disruption were to occur, it could have an adverse effect on our liquidity and financial condition. Changes in the timing or cost of procuring materials, equipment and services used in our construction and development programs could have an adverse effect on our results of operations. Similarly, our customers may experience supply chain or procurement disruptions, constraints and increased costs, which may impact their ability to deploy in our facilities, which could have a material adverse impact on our business and financial condition. During the ongoing global supply chain constraints, we have actively monitored our suppliers and remain in frequent communication with customers, contractors and suppliers. We have proactively managed our supply chain, and we believe the required equipment will continue to be delivered to complete our ongoing development activities. Although to date, we have been able to manage through disruptions in our supply chain and procurement process due to the high demand and other global events, continuing disruptions could have a material adverse impact on our business and financial condition. However, the full extent and impact of global supply chain constraints on our future supply chain and procurement process cannot be reasonably estimated at this time and it could have a material adverse impact on our business and financial condition. In addition, the ongoing military conflict between Russia and Ukraine, as well as the conflict in the Middle East and other potential global conflicts, could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions.

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

Additionally, due to regulations that apply to our customers as well as industry standards, such as ISO and SOC certifications which customers may deem desirable, they may seek specific requirements and certifications from their data centers that we are unable to provide. If new or different regulations or standards are adopted or such extra requirements are demanded by our customers, we could lose some customers or be unable to attract new customers in certain industries, which could materially and adversely affect our operations.

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

Our portfolio included 187 data centers, including 56 held in unconsolidated entities, located outside of the United States as of December 31, 2024. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.

The ownership and operation of data centers located outside of the United States subject us to risks from fluctuations in exchange rates between foreign currencies and the U.S. dollar. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, and may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations. We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations in a manner consistent with our qualification as a REIT, although we cannot assure you that we will be able to do so or that this will be effective.

Our foreign operations involve additional risks not generally associated with or different from operations in the United States, including:

●	our limited knowledge of and relationships with sellers, customers, contractors, suppliers or other parties in these metropolitan areas;
●	complexity and costs associated with managing international development and operations;
●	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;
●	the adoption and expansion of trade restrictions or tariffs or the occurrence of trade wars;
●	differing employment practices and labor issues, including related to works councils, employee committees, labor unions and collective rights of action;
●	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;
●	unexpected changes in political environments, such as the United Kingdom’s withdrawal from the European Union;
●	exposure to increased taxation, confiscation or expropriation;
●	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
●	difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;
●	local business and cultural factors;
●	geographic, political and economic instability, including sovereign credit risk and rapid and unpredictable changes in economic policy and regulatory environments, in certain geographic regions and emerging markets; and
●	risks related to bribery and corruption.

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

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture or other entity. In these events, we are not in a position to exercise sole decision-making authority regarding the properties, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor our partner would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with our partners may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected. In addition, we cannot assure you that we will be able to close joint ventures, on the anticipated schedule or at all. Failure to complete any such joint venture could have a negative impact on our business and the trading price of our common stock. Over the past few years, we have completed a number of new joint ventures, including development joint ventures, and such investments may increase the risks described herein.

Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

At December 31, 2024, we had approximately 8.9 million square feet of space under active development and approximately 4.7 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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

Our total consolidated indebtedness at December 31, 2024 was approximately $16.8 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. We have a Global Revolving Credit Facility and the Yen Revolving Credit Facility, which provide for borrowings of up to $4.4 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of December 31, 2024. We have the ability from time to time to increase the size of the Global Revolving Credit Facility by up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2024, approximately $2.8 billion was available under this facility, net of outstanding letters of credit. As of February 18, 2025, we had approximately $3.3 billion available under the Global Revolving Credit Facility, net of outstanding letters of credit.

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

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our Global Revolving Credit Facilities, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve and other central banks increase short-term interest rates, this could have a significant upward impact on the interest rates that apply to our variable rate debt. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements and cross currency swap agreements. Our derivative transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty's liquidity, which could make them unable to perform under the terms of their derivative contract and we may not be able to realize the benefit of the derivative contract.

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

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by issuing fixed rate debt instruments and by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 91% of our total indebtedness as of December 31, 2024 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our Global Revolving Credit Facilities and as our borrowings under our Global Revolving Credit Facilities increase, our percentage of indebtedness not subject to fixed rates and our exposure to interest rates may increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, a change in our intended holding period due to our intention to sell an asset, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investments or group of properties that operate together as a group use and eventual disposition and compare it to the carrying value of the property or asset group. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or asset group. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. These impairment charges could be significant and could adversely affect our financial condition, results of operations and cash available for distribution.

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

We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our Company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard coverage terms, limits and exclusions. We do not carry insurance for generally uninsurable events, such as loss from war or nuclear reaction. We insure other catastrophic events, such as floods, earthquakes and hurricanes based on commercially reasonable deductible limits, and such insurance may be insufficient to fully cover our losses. For example, an earthquake in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. We may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

The properties in our portfolio are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. In addition, emerging tools and technologies we utilize in providing our products, like AI and machine learning, may also become subject to regulation under new laws or new applications of existing laws. If we fail to comply with these various regulations, we may have to pay fines or damage awards to private litigants. In addition, we do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations.

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

These provisions include the following:

Digital Realty Trust, Inc.’s charter, including the articles supplementary governing its preferred stock, contains 9.8% ownership limits. Digital Realty Trust, Inc.’s charter, subject to certain exceptions, authorizes Digital Realty Trust, Inc.’s Board of Directors to take such actions as are necessary and desirable to preserve Digital Realty Trust, Inc.’s qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Digital Realty Trust, Inc.’s common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock and 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock. Digital Realty Trust, Inc.’s Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, Digital Realty Trust, Inc.’s Board of Directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of Digital Realty Trust, Inc.’s common stock, more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of Digital Realty Trust, Inc.’s preferred stock or more than 9.8% of the value of Digital Realty Trust, Inc.’s outstanding capital stock could jeopardize Digital Realty Trust, Inc.’s status as a REIT. These restrictions on transferability and ownership will not apply if Digital Realty Trust, Inc.’s Board of Directors determines that it is no longer in Digital Realty Trust, Inc.’s best interests to attempt to qualify, or to continue to qualify, as a REIT or that compliance is no longer required for REIT qualification. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire Digital Realty Trust, Inc. or of impeding a change of control under circumstances that otherwise could be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between Digital Realty Trust, Inc. and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the outstanding shares of Digital Realty Trust, Inc.’s voting stock or an affiliate or associate of Digital Realty Trust, Inc. who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of Digital Realty Trust, Inc.’s stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and supermajority voting requirements on these combinations; and
●	“control share” provisions that provide that “control shares” of Digital Realty Trust, Inc. (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by Digital Realty Trust, Inc.’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Digital Realty Trust, Inc. has operated and intends to continue operating in a manner that it believes will allow it to qualify as a REIT for U.S. federal income tax purposes under the Code. Digital Realty Trust, Inc. has not requested and does not plan to request a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations promulgated under the Code, or Treasury Regulations, is greater in the case of a REIT that, like Digital Realty Trust, Inc., holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within Digital Realty Trust, Inc.’s control may affect its ability to qualify as a REIT. In order to qualify as a REIT, Digital Realty Trust, Inc. must satisfy a number of requirements, including requirements regarding the ownership of its stock, requirements regarding the composition of its assets and requirements regarding the source of its income. Also, Digital Realty Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, excluding any net capital gains.

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

Even if Digital Realty Trust, Inc. qualifies as a REIT for U.S. federal income tax purposes, it may be subject to some federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. In addition, our domestic taxable REIT subsidiaries, including Digital Services, Inc., could be subject to federal, state and local taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located. A domestic taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. Any federal, state or foreign taxes Digital Realty Trust, Inc. pays will reduce its cash available for distribution to stockholders.

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

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

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

To qualify as a REIT for U.S. federal income tax purposes, Digital Realty Trust, Inc. must continually satisfy tests concerning, among other things, its sources of income, the nature and diversification of its assets (including its proportionate share of Digital Realty Trust, L.P.’s assets), the amounts it distributes to its stockholders and the ownership of its capital stock. If Digital Realty Trust, Inc. were to fail to comply with one or more of the asset tests at the end of any calendar quarter, it would need to correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forgo investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

If Digital Realty Trust, L.P. were to fail to qualify as a partnership for U.S. federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.

We believe that Digital Realty Trust, L.P. has been organized and operated in a manner that will allow it to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, Digital Realty Trust, L.P. is not subject to U.S. federal income tax on its income. Instead, each of its partners, including Digital Realty Trust, Inc., is allocated, and may be required to pay tax with respect to, that partner’s share of Digital Realty Trust, L.P.’s income. No assurance can be provided, however, that the IRS will not challenge Digital Realty Trust, L.P.’s status as a partnership for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating Digital Realty Trust, L.P. as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Digital Realty Trust, Inc. would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Such REIT qualification failure could impair our ability to expand our business and raise capital, and would materially adversely affect the value of Digital Realty Trust, Inc.’s stock and Digital Realty Trust, L.P.’s units. Also, the failure of Digital Realty Trust, L.P. to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including Digital Realty Trust, Inc.

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

We are headquartered in the United States with subsidiaries and operations globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The governments of many of the countries in which we operate may enact changes to the tax laws of such countries, including changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows. The Organization for Economic Cooperation and Development (the “OECD”) has developed a framework to establish certain international standards for taxing the worldwide income of multinational companies, including, among other things, provisions that would ensure all companies pay a global minimum tax of 15% (the “Pillar Two rules”). While the United States has not yet adopted the Pillar Two rules, various other governments around the world have enacted or are enacting such legislation. We are continuing to evaluate the impacts of these developments in the jurisdictions in which we operate, including our qualification for certain exceptions to the application of these rules.

Additionally, each of our properties is subject to real property and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Any increase in property taxes on our properties could have a material adverse effect on our revenues and results of operations.

Further, the rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect Digital Realty Trust, Inc.’s stockholders, Digital Realty Trust, L.P.’s unitholders and us. We cannot predict how changes in the tax laws might affect our investors and us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and adversely affect Digital Realty Trust, Inc.’s ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Moreover, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	reduced demand for data centers or decreases in information technology spending;
●	decreased rental rates, increased operating costs or increased vacancy rates;
●	increased competition or available supply of data center space;
●	the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services;
●	breaches of our obligations or restrictions under our contracts with our customers;
●	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;
●	the impact of current global and local economic, credit and market conditions;
●	global supply chain or procurement disruptions, or increased supply chain costs;
●	the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs;
●	the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events;
●	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;
●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate;
●	our inability to retain data center space that we lease or sublease from third parties;
●	information security and data privacy breaches;
●	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;

●	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions;
●	our failure to successfully integrate and operate acquired or developed properties or businesses;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	risks related to joint venture investments, including as a result of our lack of control of such investments;
●	risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;
●	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;
●	financial market fluctuations and changes in foreign currency exchange rates;
●	adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;
●	our inability to manage our growth effectively;
●	losses in excess of our insurance coverage;
●	our inability to attract and retain talent;
●	environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals;
●	the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations;
●	our inability to comply with rules and regulations applicable to our Company;
●	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes;
●	Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes;
●	restrictions on our ability to engage in certain business activities;
●	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.

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

We have not identified risks from known cybersecurity threats as a result of any prior cybersecurity incidents that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face complex risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—We and our third-party providers are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.” There can be no assurance that our cybersecurity risk management processes, including our policies, controls or procedures, will be fully implemented as currently anticipated, complied with or effective in protecting our systems and information or in allowing us to recover from a cybersecurity incident.

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

Our Portfolio

The following table presents an overview of our portfolio of properties, including the 78 data centers held as investments in unconsolidated entities and developable land, based on information as of December 31, 2024 (amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 11. “Debt of the Operating Partnership” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2024.

			Space Under
	Data Center	Net Rentable	Active	Space Held for	Occupancy
Metropolitan Area	Buildings	Square Feet (1)	Development (Sq Ft) (2)	Development (Sq Ft) (3)	Percentage (4)

North America
Northern Virginia	18	5,372	1,571	254	92.8%
Dallas	19	3,126	408	110	84.0%
Chicago	7	2,262	553	48	92.6%
New York	11	1,553	87	100	73.7%
Silicon Valley	13	1,524	—	—	87.9%
Portland	3	1,147	—	—	98.9%
San Francisco	4	844	—	—	61.6%
Phoenix	2	796	—	—	76.7%
Los Angeles	2	611	11	—	79.4%
Toronto	2	593	130	135	96.1%
Atlanta	4	542	15	314	96.7%
Boston	3	437	—	51	38.1%
Seattle	1	397	—	—	73.8%
Houston	6	393	—	14	69.7%
Miami	2	226	—	—	86.0%
Charlotte	3	95	—	—	92.4%
Austin	1	86	—	—	59.7%
North America Total	101	20,004	2,775	1,025	85.5%

EMEA
Frankfurt	24	1,722	1,488	—	87.2%
London	13	1,412	13	76	61.0%
Amsterdam	13	1,332	222	92	86.2%
Johannesburg	5	1,263	945	—	81.7%
Paris	12	977	285	—	82.8%
Marseille	4	558	237	378	75.4%
Dublin	9	553	—	—	71.3%
Zurich	3	496	92	—	85.2
Vienna	3	356	133	—	82.6
Brussels	3	338	—	—	69.7
Cape Town	2	326	402	—	87.3
Madrid	4	308	100	—	76.4%
Stockholm	6	245	—	—	57.7%
Copenhagen	3	226	—	99	69.2%
Athens	4	148	61	—	81.9%
Dusseldorf	3	142	—	71	59.8%
Durban	1	59	—	—	69.7%
Mombasa	2	37	—	21	39.6%
Zagreb	1	24	10	—	94.6%
Nairobi	1	16	75	—	64.6%
Maputo	1	3	—	—	41.6%
Rome	1	0	37	—	100.0%
Barcelona	—	—	144	—	—%
Crete	—	—	11	—	—%
EMEA Total	118	10,540	4,254	738	78.1%

Asia Pacific
Singapore	3	793	—	97	91.1%
Sydney	4	361	—	88	83.3%
Melbourne	2	147	—	—	90.6%
Seoul	1	162	—	—	25.2%
Hong Kong	1	114	66	104	73.3%
Asia Pacific Total	11	1,577	66	289	81.2%

Non-Data Center Properties	—	—	—	—	—%

Managed Unconsolidated Entities

Northern Virginia	12	2,793	792	—	97.0%
Chicago	3	1,118	—	—	96.3%
Frankfurt	5	551	—	—	81.0%
Dallas	2	364	—	—	100.0%
Los Angeles	2	197	—	—	80.0%
Hong Kong	1	186	—	—	44.3%
Silicon Valley	2	142	—	400	100.0%
Toronto	1	104	—	—	54.5%
Paris	1	91	179	—	60.1%
Lagos	2	5	26	—	93.3%
Accra	—	—	24	—	—%
Abuja	—	—	—	—	—%
	31	5,552	1,022	400	91.8%

Non-Managed Unconsolidated Entities
Sao Paulo	25	1,416	75	1,198	92.0%
Tokyo	5	1,118	479	—	76.2%
Osaka	4	583	116	80	82.0%
Santiago	3	119	118	71	90.1%
Rio De Janeiro	2	112	—	—	100.0%
Queretaro	3	105	—	583	100.0%
Fortaleza	1	94	—	—	22.0%
Chennai	1	55	—	104	2.5%
Seattle	1	51	—	—	100.0%
Bogota	2	—	—	197	—%
	47	3,654	787	2,234	83.0%

Total	308	41,326	8,904	4,686	84.1%

Note: Table excludes data centers held for sale. Individual items may not add up to total due to rounding.

(1)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development and land held for development.
(4)	Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

We lease space from third parties under noncancellable leases for: our corporate headquarters, several regional office locations, certain data centers, and certain equipment. In addition, we are subject to ground leases at certain data centers primarily in Europe and Singapore.

Customer Diversification

The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized recurring revenue as of December 31, 2024 (dollar amounts in thousands).

		Number	Annualized	% of Annualized	Weighted Average
		of	Recurring	Recurring	Remaining Lease
	Tenant	Locations	Revenue (1)	Revenue	Term in Years
1	Fortune 50 Software Company	73	$475,081	11.5%	8.9
2	Oracle Corporation	39	266,603	6.4%	9.7
3	Social Content Platform	30	229,771	5.5%	3.7
4	Global Cloud Provider	63	189,147	4.6%	4.8
5	IBM	36	119,145	2.9%	2.8
6	Equinix	17	98,128	2.4%	5.0
7	LinkedIn Corporation	7	84,509	2.0%	3.2
8	Fortune 25 Investment Grade-Rated Company	29	64,371	1.6%	1.9
9	Meta Platforms, Inc.	49	64,157	1.5%	3.6
10	Social Media Platform	5	63,168	1.5%	6.4
11	Specialized Cloud Provider	2	58,322	1.4%	4.7
12	Lumen Technologies, Inc.	130	55,529	1.3%	8.2
13	Fortune 25 Tech Company	54	54,008	1.3%	3.3
14	Cyxtera	77	49,890	1.2%	2.5
15	Comcast Corporation	44	43,900	1.1%	3.5
16	Fortune 500 SaaS Provider	10	42,462	1.0%	2.8
17	JPMorgan Chase & Co.	19	40,101	1.0%	3.4
18	Rackspace	23	37,599	0.9%	8.9
19	Morgan Stanley	13	37,276	0.9%	4.4
20	Verizon	88	33,554	0.8%	12.1
	Total / Weighted Average		$2,106,721	50.8%	6.1

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage. Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)	Annualized recurring revenue represents the monthly contractual base rent (defined as cash base rent before abatements), and interconnection revenue under existing leases as of December 31, 2024 multiplied by 12.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on size (in megawatts), excluding approximately 8.9 million square feet of space under active development and approximately 4.7 million square feet of space held for development at December 31, 2024, under lease as of December 31, 2024 (dollar and square feet amounts in thousands).

	Total Net	Percentage of Net
	Rentable Square	Rentable Square	Annualized	Percentage of
Size	Feet(1)	Feet(1)	Rent(2)	Annualized Rent
Available	5,680	17.2%	—	—
0 - 1 MW	5,029	15.2%	$1,316,096	35.5%
> 1 MW	14,819	44.9%	2,149,122	57.9%
Other (3)	7,471	22.7%	243,541	6.6%
Total	32,999	100.0%	$3,708,758	100.0%

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2024 multiplied by 12.
(3)	Other includes unimproved building shell capacity as well as storage and office space within fully improved data center facilities.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2024 plus available space for ten calendar years and thereafter at the properties in our portfolio. The table excludes space that is currently under active development or held for development. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and early termination rights (amounts in thousands, except per square foot amounts).

						Annualized
					Annualized	Rent Per
		Percentage		Percentage of	Rent Per	Occupied
	Square Footage of	of Net Rentable	Annualized	Annualized	Occupied	Square Foot	Annualized Rent
Year	Expiring Leases (1)	Square Feet (1)	Rent (2)	Rent (2)	Square Foot	at Expiration	at Expiration
Available	5,680	17.2%
Month to Month (3)	380	1.2%	$70,085	1.9%	$184	$184	$69,917
2025	4,330	13.1%	947,948	25.6%	219	220	950,561
2026	3,359	10.2%	469,943	12.7%	140	144	483,057
2027	2,600	7.9%	401,463	10.8%	154	163	423,610
2028	2,318	7.0%	265,374	7.2%	114	123	285,176
2029	2,950	8.9%	371,322	10.0%	126	139	409,651
2030	2,240	6.8%	257,889	7.0%	115	130	291,802
2031	1,169	3.5%	171,662	4.6%	147	171	200,498
2032	1,013	3.1%	132,461	3.6%	131	149	150,482
2033	710	2.2%	103,000	2.8%	145	171	121,367
2034	1,902	5.8%	176,901	4.8%	93	110	208,656
Thereafter	4,347	13.1%	340,711	9.2%	78	100	436,675
Portfolio Total / Weighted Average	32,999	100.0%	$3,708,758	100.0%	$136	$148	$4,031,452

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage. Individual items may not add up to total due to rounding.

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2024 multiplied by 12.
(3)	Includes leases, licenses, and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to various legal proceedings. As of December 31, 2024, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

As of February 18, 2025, there were approximately 66 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 18, 2025, there were 65 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2019 through December 31, 2024, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2019 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2019 and

dividends reinvested

To fiscal year ending December 31, 2024

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2019	100.0	100.0	100.0
December 31, 2020	120.5	118.4	92.4
December 31, 2021	157.4	152.4	132.2
December 31, 2022	93.0	124.8	99.8
December 31, 2023	130.1	157.6	113.5
December 31, 2024	176.7	197.0	123.5
●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2019.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the year ended December 31, 2024, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2024, Digital Realty Trust, Inc. issued an aggregate of 392,050 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2024, our Operating Partnership issued an aggregate of 392,050 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2024, an aggregate of 117,271 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 274,779 shares of common stock.

All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2024 have been disclosed previously in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $45 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

A discussion regarding our financial condition and results of operations for 2024 as compared to 2023 is presented herein. Information on 2022 is presented in graphs and other tables only to show year-over-year trends in our results of operations and operating metrics. Our financial condition for 2022 and results of operations for 2022 – and also 2022 as compared to 2023 – can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 23, 2024.

Business Overview and Strategy

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. and its subsidiaries, delivers comprehensive space, power, and interconnection solutions that enable its customers and partners to connect with each other and service their own customers on a global technology and real estate platform. We are a leading global provider of data center, colocation and interconnection solutions for customers across a variety of industry verticals. Digital Realty Trust, Inc. operates as a REIT for U.S. federal income tax purposes, and our Operating Partnership is the entity through which we conduct our business and own our assets.

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

Summary of 2024 Significant Activities

We completed the following significant activities in 2024 as described in the Notes to the Consolidated Financial Statements:

●	In January 2024, we:
o	formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a loss on disposition of approximately $0.3 million. We perform the day-to-day accounting and property management functions for the joint ventures and, as such, will earn management fees; and
o	closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our customers, Cyxtera Technologies. As a result of the sale, we recognized a total gain on disposition of approximately $200.5 million, of which $191.6 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.
●	In March 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $7.0 million. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.
●	In April 2024, we:
o	expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in a third facility on the same hyperscale data center campus in Chicago. We contributed the data center at a value of approximately $453 million. We received approximately $386 million of net proceeds from the contribution of our data center to the joint venture and the associated financing and retained a 25% interest in the joint venture. As a result of transferring control, we derecognized the data center and recognized a gain on disposition of approximately $172 million; and
o	completed the sale of an additional 24.9% interest in a data center facility in Frankfurt, Germany to DCREIT for total consideration of approximately $126 million, and DCREIT then had a 49.9% interest in the Frankfurt data center. Because the Company still controlled this asset, no gain or loss was recorded on this 49.9% interest. In connection with this transaction, DCREIT loaned the consolidated subsidiary that owns the data center approximately $80 million. In December 2024, we closed on the sale to DCREIT of an additional 15.1% interest in a data center located in Frankfurt, Germany for approximately $77 million. The transaction valued the Frankfurt facility at €470 million or $498 million (at 100% share). Including two prior investments, DCREIT now owns a 65% interest in this Frankfurt data center. We have retained a 35% interest in the Frankfurt facility. As a result of transferring control, we derecognized the Frankfurt facility and recognized a gain on disposition of approximately $101 million; and

●	In May 2024, Digital Realty Trust, Inc. and Digital Realty Trust, L.P. entered into an underwriting agreement with BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters relating to the sale of up to approximately 12.1 million shares of common stock (including approximately 1.6 million shares that the underwriters had the option to purchase, and which option was exercised in full on May 8, 2024), at a purchase price to the underwriters of $136.66 per share. The offering closed on May 10, 2024, and we received net proceeds of approximately $1.7 billion.
●	In September 2024:
o	Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2033 (the “2033 Notes”). Net proceeds from the offering were approximately €843 million (approximately $933 million based on the exchange rate on September 13, 2024) after deducting managers’ discounts and estimated offering expenses; and
o	we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.4 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of December 31, 2024. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.
●	In November 2024, Digital Realty Trust, L.P. issued $1,150,000,000 principal amount of its 1.875% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”). Net proceeds from the offering were approximately $1.13 billion after deducting managers’ discounts and offering expenses.
●	In December 2024, the second phase of the Blackstone Inc. joint venture closed on hyperscale data center campuses in Frankfurt and Northern Virginia. We received approximately $385 million of net proceeds from the contribution of our data centers to the second phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $44.5 million.

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

	As of December 31, 2024					As of December 31, 2023
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	101	20,004	2,775	1,025	85.5%	107	20,150	2,590	1,335	83.8%
Europe	106	8,836	2,833	717	77.3%	112	8,873	3,291	319	75.8%
Asia Pacific	11	1,577	66	289	81.2%	11	1,652	73	207	76.7%
Africa	12	1,704	1,422	21	82.8%	12	1,528	1,581	23	71.0%
Consolidated Portfolio	230	32,120	7,096	2,052	82.9%	242	32,203	7,535	1,884	79.8%
Managed Unconsolidated Portfolio	31	5,552	1,022	400	91.8%	22	3,843	364	—	93.7%
Non-Managed Unconsolidated Portfolio	47	3,654	787	2,234	83.0%	45	3,641	571	2,246	85.3%
Total Portfolio	308	41,326	8,904	4,686	84.1%	309	39,688	8,470	4,130	81.7%

Note: Table excludes data centers held for sale. Individual items may not add up to total due to rounding.

(1)	Net rentable square feet represent the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of December 31, 2024, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the year ended December 31, 2024 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	2,082	$251	$264	5.0%	$1	1.5
> 1 MW	2,513	$129	$164	27.4%	$1	5.5
Other (6)	404	$46	$68	47.1%	$2	5.4
New Leases Signed (5)
0 — 1 MW	649	—	$294	—	$10	3.9
> 1 MW	2,581	—	$302	—	$—	11.6
Other (6)	105	—	$63	—	$10	12.2
Leasing Activity Summary
0 — 1 MW	2,731		$271
> 1 MW	5,094		$234
Other (6)	509		$67
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period December 31, 2024.
(3)	Excludes short-term leases (less than 12 months).
(4)	Commencement dates for the leases signed range from 2024 to 2025.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect average aggregate rental rates on renewed data center leases for 2025 expirations to be positive as compared with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration based on annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
December 31, 2024
Metropolitan Area	Total annualized rent (1)
Northern Virginia	19.6%
Chicago	7.7%
Frankfurt	5.9%
Dallas	5.3%
London	5.0%
Singapore	4.6%
New York	4.4%
Amsterdam	4.0%
Silicon Valley	4.0%
Sao Paulo	3.9%
Portland	3.4%
Johannesburg	3.2%
Paris	2.9%
Tokyo	2.0%
Phoenix	1.7%
Other	22.4%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2024 was approximately $44.3 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the year ended December 31, 2024 as compared to December 31, 2023 is shown below (in thousands).

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2023	22,600	9,603	32,203
New development and space reconfigurations	(458)	1,195	737
Transfers to stabilized from non-stabilized	2,369	(2,431)	(62)
Transfers to non-stabilized from stabilized	(170)	73	(97)
Dispositions / Sales	(475)	(544)	(1,019)
Acquisitions	—	360	360
As of December 31, 2024	23,866	8,256	32,122

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenues

Total operating revenues as shown on our consolidated income statements was as follows (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Stabilized	4,170,449	$4,233,212	$(62,763)	(1.5)%
Non-Stabilized	1,312,023	1,196,961	115,062	9.6%
Rental and other services	5,482,472	5,430,173	52,299	1.0%
Fee income and other	72,496	46,888	25,608	54.6%
Total operating revenues	$5,554,968	$5,477,061	$77,907	1.4%

Total operating revenues increased by approximately $77.9 million for the year ended December 31, 2024 compared to the same period in 2023.

Stabilized rental and other services revenue decreased by $62.8 million for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:

(i)	a decrease of $161.0 million in utility reimbursement largely driven by power price decreases, mainly in EMEA and APAC; and
(ii)	offset by an increase of $98.2 million in new leasing and renewals across all regions.

Non-stabilized rental and other services revenue increased $115.1 million for the year ended December 31, 2024, compared to the same period in 2023, driven primarily by:

(i)	an increase of $375.9 million due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Portland, Johannesburg, Paris, New York, and Toronto); and
(ii)	offset by a decrease of $260.8 million related to properties sold and contributed in 2023 and 2024.

Operating Expenses — Property Level

Property level operating expenses as shown in our consolidated income statements were as follows (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Stabilized	$1,020,379	$1,203,719	$(183,340)	(15.2)%
Non-Stabilized	313,037	268,117	44,920	16.8%
Total Utilities	1,333,416	1,471,836	(138,420)	(9.4)%

Stabilized	712,962	662,061	50,901	7.7%
Non-Stabilized	271,959	247,769	24,190	9.8%
Total Rental property operating and maintenance (excluding utilities)	984,921	909,830	75,091	8.3%

Total Rental property operating and maintenance	2,318,337	2,381,666	(63,329)	(2.7)%

Stabilized	159,339	138,141	21,198	15.3%
Non-Stabilized	41,439	78,264	(36,825)	(47.1)%
Total Property taxes and insurance	200,778	216,405	(15,627)	(7.2)%

Total property level operating expenses	$2,519,115	$2,598,071	$(78,956)	(3.0)%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses decreased by approximately $183.3 million compared to the same period in 2023 primarily due to lower power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC.

Total non-stabilized utilities expenses increased by approximately $44.9 million compared to the same period in 2023 primarily due to:

(i)	an increase of approximately $75.9 million due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Portland, Zurich, Cape Town and Johannesburg); the markets with the biggest contributions were Northern Virginia, Portland, Frankfurt, London and Paris);
(ii)	a decrease in power agreement credits by $28.7 million; and
(iii)	offset by a decrease of $59.7 million related to properties sold or contributed in 2023 and 2024.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $50.9 million compared to the same period in 2023 primarily due to an increase in data center labor and common area maintenance expense.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $24.2 million compared to the same period in 2023 primarily due to higher lease and common area maintenance expense in a growing portfolio of recently completed development sites.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $21.2 million compared to the same period in 2023 due to a favorable property tax assessment at one of our North American properties realized in early 2023.

Total non-stabilized property taxes and insurance decreased $36.8 million compared to the same period in 2023 primarily related to properties sold or contributed after December 31, 2023.

Provision for Impairment

During the year ended December 31, 2024, we recognized impairment charges of approximately $191.2 million, which is recorded as provision for impairment on the consolidated income statement. We determined that certain non-core properties in secondary U.S. markets had carrying amounts that may not be fully recoverable as we determined that we no longer intend to hold these properties long-term. Accordingly, the recorded amounts were reduced to reflect management’s estimate of fair value principally based on sales of similar properties and ongoing negotiations with third parties.

During the year ended December 31, 2023, we recognized impairment charges of approximately $118.4 million, primarily due to the decline in fair value of our equity investment in DCRU, which was considered other than temporary due to the length of time and extent to which the fair value of our investment has been less than the carrying value.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective period is shown below (in thousands).

	Year Ended December 31,
	2024	2023	$ Change	% Change
Depreciation and amortization	$1,771,797	$1,694,859	$76,938	4.5%
General and administrative	480,023	449,056	30,967	6.9%
Transaction, integration and other expense	93,902	84,722	9,180	10.8%
Provision for impairment	191,184	118,363	72,821	61.5%
Other	27,083	7,529	19,554	n/m %
Total other operating expenses	2,563,989	2,354,529	209,460	8.9%
Total property level operating expenses	2,519,115	2,598,071	(78,956)	(3.0)%
Total operating expenses	$5,083,104	$4,952,600	$130,504	2.6%

n/m – not meaningful

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $90.3 million compared to the same period in 2023. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, net

Gain on disposition of properties, net decreased approximately $304.7 million as compared to the same period in 2023.

In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. As a result of the sale, we recognized a total gain on disposition of approximately $191.6 million.

In March 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $7.0 million.

In March 2024, we also recognized a total gain of $74.4 million from the sale of an easement to a local power provider in Northern Virginia.

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

In December 2024, the second phase of the Blackstone Inc. joint venture closed on hyperscale data center campuses in Frankfurt and Northern Virginia. We received approximately $385 million of net proceeds from the contribution of our data centers to the second phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $44.5 million.

In December 2024, we also closed on the sale to DCREIT of an additional 15.1% interest in a data center located in Frankfurt, Germany for approximately $77 million. As a result of transferring control, we derecognized the Frankfurt facility and recognized a gain on disposition of approximately $101 million.

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

Loss from Early Extinguishment of Debt

Loss on debt extinguishment and modifications was approximately $5.9 million for the year ended December 31, 2024. In January 2024, we paid down $240 million on the U.S. term loan facility. The paydown resulted in an early extinguishment charge of approximately $1.0 million. In September 2024, we paid down €375 million on the Euro Term Loan Facilities, leaving €375 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.6 million. We also refinanced our Global Revolving Credit Facilities and wrote off deferred loan costs of approximately $1.1 million. In November 2024, we paid off the remaining $500 million on the U.S. term loan facility. As a result, approximately $2.2 million of deferred financing costs was written off.

We had no extinguishment of debt in 2023.

Interest Expense

Interest expense increased approximately $15.1 million compared to the same period in 2023 driven primarily by increased borrowings at Teraco.

Income Tax Expense

Income tax expense decreased by approximately $20.8 million as compared to the same period in 2023 due to jurisdictional rate mix in foreign jurisdictions and internal restructurings within the global group.

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

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). Pursuant to the 2023 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. From January 1, 2024 through February 23, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $99 million from the issuance of approximately 0.6 million common shares under the 2023 Sales Agreement at an average price of $133.43 per share after payment of approximately $0.6 million of commissions to the agents. The proceeds from the issuances under the 2023 Sales Agreement for the year ended December 31, 2024, were contributed to our Operating Partnership in exchange for the issuance of approximately 0.6 million common units to our Parent Company.

The 2023 Sales Agreement was amended on February 23, 2024 (the “Sales Agreement Amendment”). At the time of the amendment, $258.3 million remained unsold under the 2023 Sales Agreement. Following the Sales Agreement Amendment, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $2.0 billion through various named agents from time to time pursuant to the 2023 Sales Agreement. During the year ended December 31, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $1.9 billion from the issuance of approximately 11.4 million common shares under the 2023 Sales Agreement at an average price, net of commissions, of $166.85 per share. Commissions to the agents amounted to approximately $17.4 million. The proceeds from the issuances under the 2023 Sales Agreement for the year ended December 31, 2024, were contributed to our Operating Partnership in exchange for the issuance of approximately 11.4 million common units to our Parent Company.

On December 23, 2024, our Parent and our Operating Partnership entered into a new an ATM Equity OfferingSM Sales Agreement (the “2024 Sales Agreement”), pursuant to which, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. The 2023 Sales Agreement was terminated in connection with entry into the 2024 Sales Agreement, and at the time of such termination, $76.5 million remained unsold under the 2024 Sales Agreement. As of December 31, 2024, $3.0 billion remains available for future sales under the 2024 Sales Agreement.

The sales of common stock made under the 2024 Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

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

On May 7, 2024, our Parent and our Operating Partnership entered into an underwriting agreement with BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters relating to the sale of up to approximately 12.1 million shares of common stock (including approximately 1.6 million additional shares that the underwriters had the option to purchase, and which option was exercised in full on May 8, 2024), at a purchase price to the underwriters of $136.66 per share. The offering closed on May 10, 2024, and we received net proceeds of approximately $1.7 billion.

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

The expected tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2024 is as follows: approximately 77% ordinary income and 23% as capital gain distribution. The tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2023 was as follows: approximately 40% ordinary income and 60% as capital gain distribution. The tax treatment of distributions on our Parent’s common stock paid in 2022 was as follows: approximately 59% ordinary income, 16% as capital gain distribution, and 25% as nondividend distribution.

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the years ended December 31, 2024, 2023 and 2022, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of December 31, 2024, we had $3,870.9 million of cash and cash equivalents, excluding $5.8 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits and is included in Other assets on our Consolidated Balance Sheets. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties, including joint ventures;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.,
●	debt service; and,
●	potentially, acquisitions.

On September 24, 2024, we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.4 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of December 31, 2024. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At December 31, 2024, we had open commitments, related to construction contracts of approximately $2.0 billion, including amounts reimbursable of approximately $102.5 million.

During the year ending December 31, 2025, we expect to incur approximately $3.0 billion to $3.5 billion of capital expenditures, which includes our share of joint venture contributions and is net of partner contributions for our development programs. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties is a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding square feet held in and costs incurred or to be incurred by unconsolidated entities.

Construction Projects in Progress	As of December 31, 2024			As of December 31, 2023
	Current	Future		Current	Future
(in thousands)	Investment (1)	Investment (2)	Total Cost	Investment (3)	Investment (2)	Total Cost
Future Development Capacity (4)	$2,129,342	$1,550,645	$3,679,987	$2,222,062	$337,681	$2,559,743
Data Center Construction	2,610,305	2,857,313	5,467,618	2,116,335	2,231,747	4,348,082
Equipment Pool and Other Inventory (5)	192,429	—	192,429	203,821	—	203,821
Campus, Tenant Improvements and Other (6)	271,042	157,976	429,018	211,187	130,260	341,447
Consolidated Land Held and Development Construction in Progress	$5,203,119	$4,565,934	$9,769,053	$4,753,405	$2,699,688	$7,453,093
(1)	Represents costs incurred through December 31, 2024.
(2)	Represents estimated cost to complete scope of work pursuant to approved development budget.
(3)	Represents costs incurred through December 31, 2023.
(4)	Includes land and space held or actively under construction in preparation for future data center fit-out.
(5)	Represents long-lead equipment and materials required for timely deployment and delivery of data center fit-out.
(6)	Represents improvements in progress, which benefit space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements. Includes approximately $2.8 million included in our condensed consolidated balance sheet related to fair value adjustments on Teraco portfolio projects that were partially constructed as of August 1, 2022.

Future development reflects cumulative cost spent pending future development and includes ongoing improvements to building infrastructure in preparation for future data center fit-out. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Development projects	$2,260,692	$2,966,898
Enhancement and improvements	35,243	15,705
Recurring capital expenditures	305,712	327,022
Total capital expenditures (excluding indirect costs)	$2,601,647	$3,309,625

For the year ended December 31, 2024, total capital expenditures decreased approximately $0.7 billion as compared to the same period in 2023. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2024 were approximately $2.3 billion, which reflects a decrease of approximately 23% from the same period in 2023. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the years ended December 31, 2024 and 2023 were $230.1 million and $216.0 million, respectively. Capitalized interest comprised approximately $118.9 million and $116.8 million of the total indirect costs capitalized for the years ended December 31, 2024 and 2023, respectively. Capitalized interest in the year ended December 31, 2024 increased compared to the same period in 2023 due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the year ended December 31, 2024 increased compared to the same period in 2023 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities.

Consistent with our growth strategy, we actively pursue potential acquisition opportunities, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2025 will depend upon numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of February 18, 2025, we had approximately $3.4 billion of borrowings available under our Global Revolving Credit Facilities.

Our Global Revolving Credit Facilities provides for borrowings up to $4.4 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility). We have the ability from time to time to increase the size of the Global Revolving Credit Facility by up to $1.8 billion, subject to the receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available. These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to fund our liquidity requirements from time to time. For additional information regarding our Global Revolving Credit Facility, see Note 11. “Debt of the Operating Partnership” to Consolidated Financial Statements contained herein.

In addition, the 2025-27 Term Facility provides for a €375,000,000 five-year senior unsecured term loan facility, comprised of €125,000,000 of initial term loans, and €250,000,000 of delayed draw term loan commitments that were funded on September 9, 2023. Such facility provides for borrowings in Euros. The 2025-27 Term Facility matures on August 11, 2025, subject to two maturity extension options of one year each; provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of the 2025-27 Term Facility commitments then outstanding. For additional information regarding the 2025-27 Term Facility and the defined terms used above, see Note 11. “Debt of the Operating Partnership” to Consolidated Financial Statements contained herein.

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

We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. On April 16, 2024, we expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in a third facility. We received approximately $386 million of net proceeds from the contribution of our data center to the joint venture and the associated financing and retained a 25% interest in the joint venture.

On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, while the second phase closed in the fourth quarter of 2024. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. Each partner funded its pro rata share of the remaining $3.0 billion estimated development cost for the first phase of the joint venture, which is slated for completion in various stages, contingent on customer demand, which began in the first quarter of 2024. In the fourth quarter, the second phase of the joint venture closed on hyperscale data center campuses in Frankfurt and Northern Virginia. We received approximately $385 million of net proceeds from the contribution of our data centers to the second phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $44.5 million.

In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. Two of the data centers were consolidated by us; while two of the data centers were owned by Digital Core REIT. The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our customers, Cyxtera Technologies. The acquisition was part of Cyxtera’s plan of reorganization under its Chapter 11 bankruptcy proceedings. In conjunction with the sale, we bought out Cyxtera’s leases in three data centers located in Singapore and Frankfurt for approximately $57 million. In addition, Brookfield assumed the leases on three facilities previously leased to Cyxtera and amended the leases on three additional data centers in North America, accelerating the expiration date to September 2024. As a result of the sale, we recognized a total gain on disposition of approximately $200.5 million, of which $191.6 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.

On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture. Each partner funded its pro rata share of the remaining $140 million estimated development cost for the first phase of the project, of which one project has been completed in June 2024 and another has been completed in October 2024.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the years ended December 31, 2024 and 2023, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements.

Outstanding Consolidated Indebtedness

The tables below summarize our outstanding debt, and also our contractual debt maturities and principal payments as of December 31, 2024 (in thousands):

Outstanding Debt

Debt Summary:
Fixed rate	$12,160
Variable rate debt subject to interest rate swaps	3,103
Total fixed rate debt (including interest rate swaps)	15,263
Variable rate—unhedged	1,584
Total	$16,847
Percent of Total Debt:
Fixed rate (including swapped debt)	90.6%
Variable rate	9.4%
Total	100.0%

Effective Interest Rate as of December 31, 2024
Fixed rate (including hedged variable rate debt)	2.58%
Variable rate	4.07%
Effective interest rate	2.72%

Contractual Debt Maturities and Principal Payments

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes(4)	Other Debt	Total Debt
2025	$—	$388,275	$1,173,650	$782	$1,562,707
2026	—	—	1,416,042	114,505	1,530,547
2027	—	—	1,165,265	234,023	1,399,288
2028	—	—	2,067,700	354,999	2,422,699
2029	1,637,922	—	2,785,538	13,946	4,437,406
Thereafter	—	—	5,451,220	43,008	5,494,228
Subtotal	$1,637,922	$388,275	$14,059,415	$761,263	$16,846,875
Unamortized net discounts	—	—	(27,476)	(3,658)	(31,134)
Unamortized deferred financing costs	(26,614)	(1,372)	(69,087)	(4,291)	(101,364)
Total	$1,611,308	$386,903	$13,962,852	$753,314	$16,714,377
(1)	Includes amounts outstanding under the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million 2025-27 Term Facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding.
(4)	The £400 million 4.250% unsecured senior note was paid at maturity on January 17, 2025.

Our ratio of debt to total enterprise value was approximately 21.4% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2024 of $177.33). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, HIBOR, TIBOR, Base CD Rate, CDOR and JIBAR rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities, unsecured term loans, Teraco loans and ICN10 Facilities. As of December 31, 2023, our debt had a weighted average term to initial maturity of approximately 4.2 years (or approximately 4.4 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2024, our pro-rata share of secured debt of unconsolidated entities was approximately $1.4 billion.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Year Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$2,261,477	$1,634,780	$626,697
Net cash used in investing activities	(1,906,157)	(1,115,111)	(791,046)
Net cash provided by financing activities	2,063,433	963,474	1,099,959
Net increase in cash, cash equivalents and restricted cash	$2,418,753	$1,483,143	$935,610

Cash provided by operating activities in 2024 increased $626.7 million over 2023. The year-over-year increase was driven by:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	an increase in interest income as a result of carrying higher cash balances;
(iii)	a decrease in property level operating expenses;
(iv)	offset by the net impact of properties sold and contributed in 2023 and 2024.

The changes in the activities that comprise net cash used in investing activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 consisted of the following amounts (in thousands).

Change
2024 vs 2023
Increase in net cash used in business combinations / asset acquisitions	$(455,704)
Decrease in cash used for improvements to investments in real estate	693,858
Decrease in cash distributed from investments in unconsolidated entities, net	(121,287)
Decrease in net cash provided by proceeds from sale of real estate	(854,943)
Other changes	(52,970)
Increase in net cash used in investing activities	$(791,046)

The increase in net cash used in investing activities as compared to the same period in 2023 was primarily due to:

(i)	an increase in spend due to acquisitions of land parcels in Paris and Charlotte and two data centers located in the Slough Trading Estate;
(ii)	a decrease in spend on development projects of approximately $694 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	a decrease in cash provided by the sale or contributions of data centers in 2024 compared to 2023 as follows:
a.	$2.6 billion from 2023 transactions comprised mainly of:
i.	contributions of data centers to our joint ventures with GI Partners and TPG Real Estate for gross proceeds of approximately $0.7 billion and $1.4 billion, respectively;
ii.	the sale of three non-core assets for gross proceeds of approximately $341 million; offset by
●	$1.8 billion from 2024 transactions consisting of:
i.	the sale to GI Partners of a 75% interest in a third facility in Chicago. We received approximately $386 million of net proceeds and retained a 25% interest in the joint venture;
ii.	cash provided by the contribution of data centers to our joint ventures with Blackstone and Mitsubishi, for gross proceeds of approximately $707 million and $153 million, respectively; and
iii.	the sale of four data centers to Brookfield for gross proceeds of approximately $271 million, the sale of non-core assets for gross proceeds of approximately $91 million, the sale to DCREIT of an additional 15.1% interest in a data center located in Frankfurt, Germany for approximately $77 million and the sale of a land parcel in Sydney for gross proceeds of approximately $68 million.

The changes in the activities that comprise net cash provided by financing activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 consisted of the following amounts (in thousands).

Change
2024 vs 2023
Increase in cash provided by short-term borrowings	$344,110
Increase in cash provided by proceeds from secured / unsecured debt	1,365,867
Increase in cash used for repayment on secured / unsecured debt	(2,007,028)
Increase in cash provided by proceeds from issuance of common stock, net of costs	1,443,512
Increase in cash used for dividend and distribution payments	(112,603)
Other changes, net	66,101
Increase in net cash provided by financing activities	$1,099,959

The increase in net cash provided by financing activities as compared to the same period in 2023 was primarily due to:

(i)	a decrease in cash payments on short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt:

a.	$933 million on the issuance of the 3.875% Guaranteed Notes due 2033 in September 2024;
b.	$1.1 billion on the issuance of the 1.875% Exchangeable Notes due 2029 in November 2024;
c.	offset by $740 million on the closing of the U.S. term loan facility in January 2023;
(iii)	an increase in cash used for repayment on secured / unsecured debt:
a.	$740 million on the U.S. term loan facility;
b.	$637 million on the Euro notes (2.625% notes due 2024);
c.	$323 million on the 2.750% notes due 2024;
d.	$415 million on the Euro Term Loan Facilities;
(iv)	an increase in cash provided by proceeds from the issuance of:
a.	approximately 12.0 million shares of common stock, net of costs, for approximately $2.0 billion under our ATM program;
b.	approximately 12.1 million shares of common stock, net of costs, for approximately $1.7 billion from our equity offering;
c.	offset by the issuance of approximately 20.0 million shares of common stock, net of costs, for approximately $2.2 billion under our ATM program in 2023; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2024, amounted to 1.8% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of December 31, 2024, approximately 0.2 million common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the consolidated balance sheet.

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

New Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

Funds From Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts (Nareit) in the Nareit Funds From Operations White Paper - 2018 Restatement. FFO is a non-GAAP financial measure and represents net income (loss) (computed in accordance with GAAP), excluding gain (loss) from the disposition of real estate assets, provision for impairment, real estate related depreciation and amortization (excluding amortization of deferred financing costs), our share of unconsolidated JV real estate related depreciation & amortization, net income attributable to noncontrolling interests in operating partnership and, reconciling items related to noncontrolling interests. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our data centers that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our data centers, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2024	2023	2022
GAAP Net Income Available to Common Stockholders	$561,766	$908,114	$336,960
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	12,700	20,710	7,914
Real estate related depreciation and amortization (1)	1,730,058	1,657,240	1,547,865
Depreciation related to non-controlling interests	(64,612)	(57,477)	(22,110)
Unconsolidated JV real estate related depreciation and amortization	192,931	177,153	123,099
Gain from the disposition of real estate assets	(596,904)	(908,356)	(177,332)
Provision for impairment	191,185	118,363	3,000
FFO available to common stockholders and unitholders (2)	$2,027,124	$1,915,747	$1,819,395
Basic FFO per share and unit	$6.15	$6.29	$6.23
Diluted FFO per share and unit (2)(3)	$6.14	$6.20	$6.03
Weighted average common stock and units outstanding
Basic	329,485	304,651	292,123
Diluted (2)(3)	337,696	315,113	303,708

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$1,771,797	$1,694,859	$1,577,933
Non-real estate depreciation	(41,739)	(37,619)	(30,068)
	$1,730,058	$1,657,240	$1,547,865

(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $46,953, $39,386, and $11,919 for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Year Ended December 31,
	2024	2023	2022
Weighted average common stock and units outstanding	329,485	304,651	292,123
Add: Effect of dilutive securities	8,211	10,462	11,585
Weighted average common stock and units outstanding—diluted	337,696	315,113	303,708

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2024, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$12,160	$11,463
Variable rate debt subject to interest rate swaps	3,103	3,103
Total fixed rate debt (including interest rate swaps)	15,263	14,566
Variable rate debt	1,584	1,584
Total outstanding debt	$16,847	$16,150

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2024:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(139)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(131)

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 87.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2024, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of Scale and Hyperscale lease revenue

As discussed in note 2 to the consolidated financial statements, the Company records rental revenue, which includes revenue related to Scale and Hyperscale leases, on a straight-line basis if the Company determines on a lease-by-lease basis it is probable that substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $5.5 billion for the year ended December 31, 2024, and deferred rent, net and accounts receivable - trade, net was $642 million and $570 million, respectively, as of December 31, 2024. A portion of each of these balances included amounts related to Scale and Hyperscale leases.

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

Chicago, Illinois
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Digital Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
Chicago, Illinois
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Partners of Digital Realty Trust, L.P. and the Board of Directors of Digital Realty Trust, Inc. and
Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2024 and December 31, 2023, the related consolidated income statements, the consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of Scale and Hyperscale lease revenue

As discussed in note 2 to the consolidated financial statements, the Operating Partnership records rental revenue, which includes revenue related to Scale and Hyperscale leases, on a straight-line basis if the Operating Partnership determines on a lease-by-lease basis it is probable that substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Operating Partnership will be able to collect substantially all lease payments over the remaining term of the lease, the Operating Partnership records a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $5.5 billion for the year ended December 31, 2024, and deferred rent, net and accounts receivable - trade, net was $642 million and $570 million, respectively, as of December 31, 2024. A portion of each of these balances included amounts related to Scale and Hyperscale leases.

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

Chicago, Illinois
February 24, 2025

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Investments in real estate:
Investments in properties, net	$24,120,782	$24,236,088
Investments in unconsolidated entities	2,639,800	2,295,889
Net investments in real estate	26,760,582	26,531,977
Operating lease right-of-use assets, net	1,178,853	1,414,256
Cash and cash equivalents	3,870,891	1,625,495
Accounts and other receivables, net	1,257,464	1,278,110
Deferred rent, net	642,456	624,427
Goodwill	8,929,431	9,239,871
Customer relationship value, deferred leasing costs and other intangibles, net	2,178,054	2,500,237
Assets held for sale	—	478,503
Other assets	465,885	420,382
Total assets	$45,283,616	$44,113,258
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,611,308	$1,812,287
Unsecured term loans, net	386,903	1,560,305
Unsecured senior notes, net of discount	13,962,852	13,422,342
Secured and other debt, net of discount	753,314	630,973
Operating lease liabilities	1,294,219	1,542,094
Accounts payable and other accrued liabilities	2,056,215	2,168,984
Deferred tax liabilities	1,084,562	1,151,096
Accrued dividends and distributions	418,661	387,988
Security deposits and prepaid rents	539,802	401,867
Obligations associated with assets held for sale	—	39,001
Total liabilities	22,107,836	23,116,937

Redeemable noncontrolling interests	1,433,185	1,394,814
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of December 31, 2024 and December 31, 2023	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 and 392,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; and 336,637 and 311,608 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3,337	3,088
Additional paid-in capital	28,079,738	24,396,797
Accumulated dividends in excess of earnings	(6,292,085)	(5,262,648)
Accumulated other comprehensive loss, net	(1,182,283)	(751,393)
Total stockholders’ equity	21,340,397	19,117,534
Noncontrolling interests	402,198	483,973
Total equity	21,742,595	19,601,507
Total liabilities and equity	$45,283,616	$44,113,258

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating Revenues:
Rental and other services	$5,482,472	$5,430,173	$4,662,683
Fee income and other	72,496	46,888	29,151
Total operating revenues	5,554,968	5,477,061	4,691,834
Operating Expenses:
Rental property operating and maintenance	2,318,337	2,381,666	1,825,817
Property taxes and insurance	200,778	216,405	191,745
Depreciation and amortization	1,771,797	1,694,859	1,577,933
General and administrative	480,023	449,056	422,167
Transactions and integration	93,902	84,722	68,766
Provision for impairment	191,184	118,363	3,000
Other	27,083	7,529	12,438
Total operating expenses	5,083,104	4,952,600	4,101,866
Operating income	471,864	524,461	589,968
Other Income (Expenses):
Equity in loss of unconsolidated entities	(120,138)	(29,791)	(13,497)
Gain on disposition of properties, net	595,825	900,531	176,754
Other income, net	154,243	68,431	8,917
Interest expense	(452,836)	(437,741)	(299,132)
Loss on debt extinguishment and modifications	(5,871)	—	(51,135)
Income tax expense	(54,760)	(75,579)	(31,550)
Net income	588,327	950,312	380,325
Net loss (income) attributable to noncontrolling interests	14,163	(1,474)	(2,641)
Net income attributable to Digital Realty Trust, Inc.	602,490	948,838	377,684
Preferred stock dividends	(40,724)	(40,724)	(40,724)
Net income available to common stockholders	$561,766	$908,114	$336,960
Net income per share available to common stockholders:
Basic	$1.74	$3.04	$1.18
Diluted	$1.61	$2.88	$1.11
Weighted average common shares outstanding:
Basic	323,336	298,603	286,334
Diluted	331,547	309,065	297,919

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$588,327	$950,312	$380,325
Other comprehensive income (loss):
Foreign currency translation adjustments	(605,636)	(209,973)	(377,873)
Increase (decrease) in fair value of derivatives	162,721	(21,406)	(93,803)
Reclassification to interest expense from derivatives	(40,072)	(32,789)	(7,044)
Other comprehensive loss	(482,987)	(264,168)	(478,720)
Comprehensive income (loss)	105,340	686,144	(98,395)
Comprehensive loss attributable to noncontrolling interests	68,353	105,911	54,161
Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$173,693	$792,055	$(44,234)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2023	$1,394,814	$731,690	311,607,580	$3,088	$24,396,797	$(5,262,648)	$(751,393)	$483,973	$19,601,507
Conversion of common units to common stock	—	—	552,869	—	39,573	—	—	(39,573)	—
Vesting of restricted stock, net	—	—	217,478	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	24,138,787	249	3,650,421	101	—	—	3,650,771
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	120,028	—	2,757	—	—	—	2,757
Reclassification of vested share-based awards	—	—	—	—	(27,424)	—	—	27,424	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	81,803	—	—	—	81,803
Adjustment to redeemable noncontrolling interests	98,601	—	—	—	(98,601)	—	—	—	(98,601)
Dividends declared on preferred stock	—	—	—	—	—	(40,724)	—	—	(40,724)
Dividends and distributions on common stock and common and incentive units	(760)	—	—	—	—	(1,591,304)	—	(31,132)	(1,622,436)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	32,319	—	—	12,115	44,434
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(21,418)	(21,418)
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(20,308)	(20,308)
Net income (loss)	(26,769)	—	—	—	—	602,490	—	12,606	615,096
Other comprehensive income (loss)	(32,701)	—	—	—	2,093	—	(430,890)	(21,489)	(450,286)
Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$588,327	$950,312	$380,325
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(595,825)	(900,531)	(176,754)
Provision for impairment	191,184	118,363	—
Equity in loss of unconsolidated entities	120,138	29,791	13,497
Distributions from unconsolidated entities	78,269	73,518	42,376
Depreciation and amortization	1,771,797	1,694,859	1,577,933
Amortization of share-based compensation	75,606	80,532	92,461
Loss on debt extinguishment and modifications	5,871	—	51,135
Straight-lined rents and amortization of above and below market leases	(56,465)	(50,931)	(64,954)
Amortization of deferred financing costs and debt discount / premium	28,666	26,834	18,848
Other operating activities, net	29,237	(8,216)	(45,141)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(342,061)	(155,317)	(272,452)
Increase (decrease) in accounts payable and other liabilities	366,733	(224,434)	42,114
Net cash provided by operating activities	2,261,477	1,634,780	1,659,388
Cash flows from investing activities:
Improvements to investments in real estate	(2,831,740)	(3,525,598)	(2,643,097)
Cash paid for business combination / asset acquisitions, net of cash acquired	(508,001)	(52,297)	(1,930,178)
Investments in and advances to unconsolidated entities	(315,623)	(336,456)	(299,427)
Return of investment from unconsolidated entities	99,864	241,984	3,332
Proceeds from sale of assets	1,764,835	2,619,778	271,567
Other investing activities, net	(115,492)	(62,522)	(101,600)
Net cash used in investing activities	(1,906,157)	(1,115,111)	(4,699,403)
Cash flows from financing activities:
Proceeds from credit facilities	1,636,351	2,870,841	5,510,267
Payments on credit facilities	(1,715,044)	(3,293,644)	(3,820,086)
Borrowings on secured / unsecured debt	2,234,999	869,132	2,791,027
Repayments on secured / unsecured debt	(2,119,007)	(111,979)	(1,036,577)
Capital (distribution to) contributions from noncontrolling interests, net	(21,418)	4,474	44,312
Proceeds from issuance of common stock, net	3,650,771	2,207,259	928,432
Payments of dividends and distributions	(1,633,247)	(1,520,644)	(1,450,637)
Other financing activities, net	30,028	(61,965)	52,073
Net cash provided by financing activities	2,063,433	963,474	2,969,149
Net increase in cash, cash equivalents and restricted cash	2,418,753	1,483,143	(70,866)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(178,523)	2,631	70,077
Cash, cash equivalents and restricted cash at beginning of period	1,636,470	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$3,876,700	$1,636,470	$150,696

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit data)

	December 31,	December 31,
	2024	2023
ASSETS
Investments in real estate:
Investments in properties, net	$24,120,782	$24,236,088
Investments in unconsolidated entities	2,639,800	2,295,889
Net investments in real estate	26,760,582	26,531,977
Operating lease right-of-use assets, net	1,178,853	1,414,256
Cash and cash equivalents	3,870,891	1,625,495
Accounts and other receivables, net	1,257,464	1,278,110
Deferred rent, net	642,456	624,427
Goodwill	8,929,431	9,239,871
Customer relationship value, deferred leasing costs and other intangibles, net	2,178,054	2,500,237
Assets held for sale	—	478,503
Other assets	465,885	420,382
Total assets	$45,283,616	$44,113,258
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,611,308	$1,812,287
Unsecured term loans, net	386,903	1,560,305
Unsecured senior notes, net of discount	13,962,852	13,422,342
Secured and other debt, net of discount	753,314	630,973
Operating lease liabilities	1,294,219	1,542,094
Accounts payable and other accrued liabilities	2,056,215	2,168,984
Deferred tax liabilities	1,084,562	1,151,096
Accrued dividends and distributions	418,661	387,988
Security deposits and prepaid rents	539,802	401,867
Obligations associated with assets held for sale	—	39,001
Total liabilities	22,107,836	23,116,937

Redeemable noncontrolling interests	1,433,185	1,394,814
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of December 31, 2024 and December 31, 2023	731,690	731,690
Common units, 336,637 and 311,608 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	21,790,990	19,137,237
Limited Partners, 6,135 and 6,449 units issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	426,183	459,356
Accumulated other comprehensive loss	(1,212,367)	(772,668)
Total partners’ capital	21,736,496	19,555,615
Noncontrolling interests in consolidated entities	6,099	45,892
Total capital	21,742,595	19,601,507
Total liabilities and capital	$45,283,616	$44,113,258

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per unit data)

	Year Ended December 31,
	2024	2023	2022
Operating Revenues:
Rental and other services	$5,482,472	$5,430,173	$4,662,683
Fee income and other	72,496	46,888	29,151
Total operating revenues	5,554,968	5,477,061	4,691,834
Operating Expenses:
Rental property operating and maintenance	2,318,337	2,381,666	1,825,817
Property taxes and insurance	200,778	216,405	191,745
Depreciation and amortization	1,771,797	1,694,859	1,577,933
General and administrative	480,023	449,056	422,167
Transactions and integration	93,902	84,722	68,766
Provision for impairment	191,184	118,363	3,000
Other	27,083	7,529	12,438
Total operating expenses	5,083,104	4,952,600	4,101,866
Operating income	471,864	524,461	589,968
Other Income (Expenses):
Equity in loss of unconsolidated entities	(120,138)	(29,791)	(13,497)
Gain on disposition of properties, net	595,825	900,531	176,754
Other income, net	154,243	68,431	8,917
Interest expense	(452,836)	(437,741)	(299,132)
Loss on debt extinguishment and modifications	(5,871)	—	(51,135)
Income tax expense	(54,760)	(75,579)	(31,550)
Net income	588,327	950,312	380,325
Net loss attributable to noncontrolling interests	26,863	19,236	5,459
Net income attributable to Digital Realty Trust, L.P.	615,190	969,548	385,784
Preferred units distributions	(40,724)	(40,724)	(40,724)
Net income available to common unitholders	$574,466	$928,824	$345,060
Net income per unit available to common unitholders:
Basic	$1.74	$3.05	$1.18
Diluted	$1.62	$2.89	$1.12
Weighted average common units outstanding:
Basic	329,485	304,651	292,123
Diluted	337,696	315,113	303,708

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$588,327	$950,312	$380,325
Other comprehensive income (loss):
Foreign currency translation adjustments	(605,636)	(209,973)	(377,873)
Increase (decrease) in fair value of derivatives	162,721	(21,406)	(93,803)
Reclassification to interest expense from derivatives	(40,072)	(32,789)	(7,044)
Other comprehensive loss	(482,987)	(264,168)	(478,720)
Comprehensive income (loss)	$105,340	$686,144	$(98,395)
Comprehensive loss attributable to noncontrolling interests	69,942	122,972	52,202
Comprehensive income (loss) attributable to Digital Realty Trust, L.P.	$175,282	$809,116	$(46,193)

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	(Loss)	Interests	Total Capital

Balance as of December 31, 2022	$1,514,679	30,200,000	$731,690	291,148,222	$17,447,442	6,288,669	$436,942	$(613,423)	$104,814	$18,107,465
Conversion of limited partner common units to general partner common units	—	—	—	112,607	8,234	(112,607)	(8,234)	—	—	—
Vesting of restricted common units, net	—	—	—	265,671	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	19,957,541	2,207,260	—	—	—	—	2,207,260
Issuance of limited partner common units, net	—	—	—	—	—	272,925	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	123,539	(1,945)	—	—	—	—	(1,945)
Amortization of share-based compensation	—	—	—	—	88,518	—	—	—	—	88,518
Reclassification of vested share-based awards	—	—	—	—	(41,396)	—	41,396	—	—	—
Adjustment to redeemable partnership units	5,354	—	—	—	(5,354)	—	—	—	—	(5,354)
Distributions	(760)	—	(40,724)	—	(1,472,449)	—	(30,983)	—	—	(1,544,156)
Contributions from noncontrolling interests in consolidated entities	129	—	—	—	—	—	—	—	4,345	4,345
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(65,358)	(65,358)
Net income (loss)	(17,618)	—	40,724	—	908,114	—	20,235	—	(1,143)	967,930
Other comprehensive income (loss)	(106,970)	—	—	—	(1,187)	—	—	(159,245)	3,234	(157,198)
Balance as of December 31, 2023	$1,394,814	30,200,000	$731,690	311,607,580	$19,137,237	6,448,987	$459,356	$(772,668)	$45,892	$19,601,507

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	(Loss)	Interests	Total Capital

Balance as of December 31, 2023	$1,394,814	30,200,000	$731,690	311,607,580	$19,137,237	6,448,987	$459,356	$(772,668)	$45,892	$19,601,507
Conversion of limited partner common units to general partner common units	—	—	—	552,869	39,573	(552,869)	(39,573)	—	—	—
Vesting of restricted common units, net	—	—	—	217,478	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	24,138,787	3,650,771	—	—	—	—	3,650,771
Issuance of limited partner common units, net	—	—	—	—	—	238,694	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	120,028	2,757	—	—	—	—	2,757
Amortization of share-based compensation	—	—	—	—	81,803	—	—	—	—	81,803
Reclassification of vested share-based awards	—	—	—	—	(27,424)	—	27,424	—	—	—
Adjustment to redeemable partnership units	98,601	—	—	—	(98,601)	—	—	—	—	(98,601)
Distributions	(760)	—	(40,724)	—	(1,591,304)	—	(31,132)	—	—	(1,663,160)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	32,319	—	—	—	12,115	44,434
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(21,418)	(21,418)
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	(20,308)	(20,308)
Net income (loss)	(26,769)	—	40,724	—	561,766	—	12,410	—	196	615,096
Other comprehensive income (loss)	(32,701)	—	—	—	2,093	—	(2,302)	(439,699)	(10,378)	(450,286)
Balance as of December 31, 2024	$1,433,185	30,200,000	$731,690	336,636,742	$21,790,990	6,134,812	$426,183	$(1,212,367)	$6,099	$21,742,595

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$588,327	$950,312	$380,325
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(595,825)	(900,531)	(176,754)
Provision for impairment	191,184	118,363	—
Equity in loss of unconsolidated entities	120,138	29,791	13,497
Distributions from unconsolidated entities	78,269	73,518	42,376
Depreciation and amortization	1,771,797	1,694,859	1,577,933
Amortization of share-based compensation	75,606	80,532	92,461
Loss on debt extinguishment and modifications	5,871	—	51,135
Straight-lined rents and amortization of above and below market leases	(56,465)	(50,931)	(64,954)
Amortization of deferred financing costs and debt discount / premium	28,666	26,834	18,848
Other operating activities, net	29,237	(8,216)	(45,141)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(342,061)	(155,317)	(272,452)
Increase (decrease) in accounts payable and other liabilities	366,733	(224,434)	42,114
Net cash provided by operating activities	2,261,477	1,634,780	1,659,388
Cash flows from investing activities:
Improvements to investments in real estate	(2,831,740)	(3,525,598)	(2,643,097)
Cash paid for business combination / asset acquisitions, net of cash acquired	(508,001)	(52,297)	(1,930,178)
Investments in and advances to unconsolidated entities	(315,623)	(336,456)	(299,427)
Return of investment from unconsolidated entities	99,864	241,984	3,332
Proceeds from sale of assets	1,764,835	2,619,778	271,567
Other investing activities, net	(115,492)	(62,522)	(101,600)
Net cash used in investing activities	(1,906,157)	(1,115,111)	(4,699,403)
Cash flows from financing activities:
Proceeds from credit facilities	1,636,351	2,870,841	5,510,267
Payments on credit facilities	(1,715,044)	(3,293,644)	(3,820,086)
Borrowings on secured / unsecured debt	2,234,999	869,132	2,791,027
Repayments on secured / unsecured debt	(2,119,007)	(111,979)	(1,036,577)
Capital (distribution to) contributions from noncontrolling interests, net	(21,418)	4,474	44,312
General partner contributions	3,650,771	2,207,259	928,432
Payments of dividends and distributions	(1,633,247)	(1,520,644)	(1,450,637)
Other financing activities, net	30,028	(61,965)	52,073
Net cash provided by financing activities	2,063,433	963,474	2,969,149
Net increase in cash, cash equivalents and restricted cash	2,418,753	1,483,143	(70,866)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(178,523)	2,631	70,077
Cash, cash equivalents and restricted cash at beginning of period	1,636,470	150,696	151,485
Cash, cash equivalents and restricted cash at end of period	$3,876,700	$1,636,470	$150,696

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

Leasing commissions – Leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. During the years ended December 31, 2024, 2023 and 2022, we capitalized deferred leasing costs of approximately $49.3 million, $43.1 million and $51.8 million, respectively. Deferred leasing costs are included in Customer relationship value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $207.9 million and $220.5 million, net of accumulated amortization of $605.1 million and $558.3 million, as of December 31, 2024 and 2023, respectively. Amortization expense on leasing costs was approximately $74.3 million, $76.8 million, and $79.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

Interest rate derivatives are presented on a gross basis on the consolidated balance sheets – with interest rate swap assets presented in other assets, and interest rate swap liabilities presented in accounts payable and other accrued liabilities. As of December 31, 2024, there was no impact from netting arrangements, because the Company had no derivatives in liability positions. Net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

Foreign Currency Contracts – The Company may, from time to time, enter into forward contracts pursuant to which we agree to sell an amount of one currency in exchange for an agreed-upon amount of another currency. These agreements are typically entered into to manage exposures related to transactions that are settled in currencies other than the functional currency of the legal entity that is party to the transactions. To the extent the Company does not designate such instruments as hedges, changes in the fair value of these instruments are reflected in earnings. The Company had no outstanding derivative foreign currency contracts as of December 31, 2024.

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

December 31, 2024 and 2023

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

Income Taxes. Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay U.S. federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. were to fail to qualify as a REIT in any taxable year, it would be subject to U.S. federal and state income taxes (including any applicable alternative minimum tax) on its taxable income.

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

Noncontrolling Interests and Redeemable Noncontrolling Interests. Noncontrolling interests represent the share of consolidated entities owned by third parties. We recognize each noncontrolling holder’s share of the fair value of the respective entity’s net assets as noncontrolling interest on our consolidated balance sheets at the date of formation or acquisition. Noncontrolling interest balances are adjusted for the noncontrolling holder’s share of additional contributions, distributions, net earnings or losses, and other comprehensive income or loss.

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

December 31, 2024 and 2023

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

We utilize the practical expedient in ASC 842 that allows us to account for lease and non-lease components associated with each lease as a single lease component recorded within rental and other services, instead of accounting for such items separately under Accounting Standards Codification 606, Revenue (“ASC 606”). We recognize revenue for items that do not qualify for revenue recognition under ASC 842 under ASC 606. Revenue recognized as a result of applying ASC 606 was less than 11% of total rental and other services revenue for the years ended December 31, 2024, 2023 and 2022.

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

New Accounting Pronouncements.

Business Combinations. On August 23, 2023, the FASB issued an ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, that requires a joint venture, upon formation, to measure its assets and liabilities at fair value in its standalone financial statements. A joint venture must recognize the difference between the fair value of its equity and the fair value of its identifiable assets and liabilities as goodwill (or an equity adjustment, if negative) using the business combination accounting guidance regardless of whether the net assets meet the definition of a business. The new accounting standard is intended to reduce diversity in practice.

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosure. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption is permitted, and retrospective adoption required. During 2024, we adopted this ASU and the adoption of this standard did not have a material impact on our Consolidated Financial Statements, however it has resulted in incremental disclosures within the footnotes to our Consolidated Financial Statements. See Note 21. “Segment and Geographic Information” for further discussion.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Income Taxes. In December 2023, FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024 and to be applied prospectively, with retrospective application and early adoption both permitted. We are not early adopting and are currently evaluating the extent of the impact of this ASU on disclosures in our Consolidated Financial Statements.

Income Statement. In November 2024, the FASB issued an ASU 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement.

Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement - excluding earnings or losses from equity method investments - if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect to adopt this ASU on January 1, 2027. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

We determined that all other recently issued accounting pronouncements that have yet to be adopted by the Company will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

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

The following table summarizes the amounts recorded at the acquisition date (in thousands):

Final Amounts
Building and improvements	$1,376,128
Construction in progress and space held for development	521,153
Operating lease right-of-use assets	2,784
Assumed cash and cash equivalents	5,528
Goodwill	1,625,994
Customer relationship value and other intangibles (weighted-average amortization life of 7 years)	720,126
Debt assumed	(355,688)
Operating lease liabilities	(4,031)
Deferred tax liabilities	(632,841)
Redeemable noncontrolling interests	(1,530,090)
Working capital assets, net	1,112
Total purchase consideration	$1,730,175

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

December 31, 2024 and 2023

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest (an $27.1 million and $18.1 million net loss for the years ended December 31, 2024 and 2023, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis. For the year ended December 31, 2024, we made an adjustment of approximately $91.9 million to Redeemable NCI as the contractual redemption value of the Redeemable NCI was greater than its carrying value. As contractual redemption value was less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. For the year ended December 31, 2023, no such adjustment was required.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

4. Leases

Lessor Accounting

We generate the majority of our revenue by leasing operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2. “Summary of Significant Accounting Policies—Revenue Recognition” to these Consolidated Financial Statements. Our largest customer’s total revenue approximates 12% of our total revenue base. No other individual customer makes up more than approximately 6% of our total revenue.

A summary of minimum lease payments due from our customers under operating leases of land, prestabilized development properties, and operating properties with lease periods of greater than one year at December 31, 2024 is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

(Amounts in thousands)	Operating leases
2025	$3,176,969
2026	2,522,253
2027	2,097,594
2028	1,780,247
2029	1,455,752
Thereafter	5,028,089
Total	$16,060,904

Lessee Accounting

We lease space and equipment at certain of our data centers from third parties under noncancelable lease agreements. Leases for our data centers expire on various dates through 2069. Certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2024, the termination dates of these ground leases ranged from 2038 to 2073. In addition, several of our regional office locations are subject to leases with termination dates ranging from 2025 to 2036.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease plus pay our share of common area, real estate and utility expenses as incurred. The leases do not contain residual value guarantees and do not impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in Rental property operating and maintenance expense in the consolidated income statements amounted to approximately $153.5 million, $153.2 million and $144.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the weighted average remaining lease term for our operating leases and finance leases was 12 years and 18 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.4% for operating leases and 2.4% for finance leases at December 31, 2024. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating	Finance
	lease liabilities	lease liabilities (1)
2025	$160,633	$70,544
2026	160,465	19,426
2027	159,090	19,918
2028	149,794	85,034
2029	149,929	12,511
Thereafter	806,445	181,866
Total undiscounted future cash flows	1,586,356	389,299
Less: Imputed interest	(292,137)	(70,016)
Present value of undiscounted future cash flows	$1,294,219	$319,283

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

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2024	December 31, 2023
Accounts receivable – trade	$629,250	$694,252
Allowance for doubtful accounts	(59,224)	(41,204)
Accounts receivable – trade, net	570,026	653,048

Accounts receivable – customer recoveries	178,827	233,499
Value-added tax receivables	160,369	257,911
Accounts receivable – installation fees	157,409	65,203
Other receivables	190,833	68,449
Accounts and other receivables, net	$1,257,464	$1,278,110

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Deferred Rent, Net

Deferred rent, net represents rental income that has been recognized as revenue under ASC 842, but which is not yet due from customers under their existing rental agreements. The Company recognizes an allowance against deferred rent receivables to the extent it becomes no longer probable that a customer or group of customers will be able to make substantially all of their required cash rental payments over the entirety of their respective lease terms. As of December 31, 2024, allowance for deferred rent receivables increased primarily due to a customer bankruptcy.

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2024	December 31, 2023
Deferred rent receivables	$644,566	$657,009
Allowance for deferred rent receivables	(2,110)	(32,582)
Deferred rent, net	$642,456	$624,427

6. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of December 31, 2024	As of December 31, 2023
Land	$1,108,251	$1,087,278
Acquired ground lease	86	91
Buildings and improvements	25,567,155	25,388,788
Tenant improvements	883,502	830,211
	27,558,994	27,306,368
Accumulated depreciation and amortization	(8,641,331)	(7,823,685)
Investments in operating properties, net	18,917,663	19,482,683
Construction in progress and space held for development	5,164,334	4,635,215
Land held for future development	38,785	118,190
Investments in properties, net	$24,120,782	$24,236,088

During 2024 we determined that certain non-core properties in secondary U.S. markets had carrying amounts that may not be fully recoverable as we determined that we no longer intend to hold these properties long-term. Accordingly, the recorded amounts were reduced to reflect management’s estimate of fair value based principally on sales of similar properties and ongoing negotiations with third parties. During the year ended December 31, 2024, we recorded a provision for impairment on real estate investments of $191.2 million.

7. Acquisitions and Dispositions of Properties

Acquisitions of Properties

For the years ended December 31, 2024, 2023 and 2022, acquisitions of properties that did not qualify as business combinations were immaterial to our financial statements – both individually and in the aggregate.

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

December 31, 2024 and 2023

In July 2024, the Company acquired two data centers located in the Slough Trading Estate for $200 million. The newly acquired campus features two individual data centers with a combined capacity of 15 megawatts (MW).

Disposition of Other Properties

The Company sold or contributed the following other real estate properties during the years ended December 31, 2024, 2023 and 2022:

		Date Sold /	Gross Proceeds / Fair Value		Gain on Sale / contribution
Property Type	Metro Area	contributed	(in millions)		(in millions)
Joint venture contributions	Various	2024	$1,246.4	(1)	$304.1
Brookfield transaction	Various	2024	271.0		191.6
Non-core assets	Various	2024	158.7		(1.0)
Sale of noncontrolling interest in property	Frankfurt	2024	497.5	(2)	101.1
Joint venture contributions	Various	2023	2,278.5	(3)	814.0
Non-core assets	Various	2023	341.3		86.6
Non-core assets	Dallas	2022	203.0		174.0
Other	Various	2022	2.8		2.8
(1)	Includes Blackstone Inc., GI Partners, and Mitsubishi Corporation.
(2)	Includes sale of noncontrolling interest in DCREIT (see Note 8. “Investments in Unconsolidated Entities”).
(3)	Includes GI Partners, Realty Income, and TPG Real Estate.

2024 Dispositions

Blackstone Inc. Joint Venture – On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a loss on disposition of approximately $0.3 million. In the fourth quarter, the second phase of the joint venture closed on hyperscale data center campuses in Frankfurt and Northern Virginia. We received approximately $385 million of net proceeds from the contribution of our data centers to the second phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $44.5 million.

Brookfield Transaction – In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. Two of the data centers were consolidated by us; while two of the data centers were owned by Digital Core REIT (see Note 8. “Investments in Unconsolidated Entities”). The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our customers, Cyxtera Technologies. The acquisition was part of Cyxtera’s plan of reorganization under its Chapter 11 bankruptcy proceedings. In conjunction with the sale, we bought out Cyxtera’s leases in three data centers located in Singapore and Frankfurt for approximately $57 million. In addition, Brookfield assumed the leases on three facilities previously leased to Cyxtera and amended the leases on three additional data centers in North America, accelerating the expiration date to

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

September 2024. As a result of the sale, we recognized a total gain on disposition of approximately $200.5 million, of which $191.6 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.

Mitsubishi Joint Venture – On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. We received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi paid such cash in exchange for a 65% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $7.0 million.

GI Partners Joint Venture – On April 16, 2024, we expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in an additional facility in Chicago. We contributed the data center at a value of approximately $453 million. We received approximately $386 million of net proceeds from the contribution of our data center to the joint venture and the associated financing and retained a 25% interest in the joint venture. As a result of transferring control, we derecognized the data center and recognized a gain on disposition of approximately $172 million.

2023 Dispositions

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

December 31, 2024 and 2023

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

Realty Income Joint Venture - On November 10, 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a purchase price of $185 million, which represented costs spent through November 10, 2023, to the new joint venture. We received approximately $148 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 20% interest in the joint venture. Realty Income contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. Each partner will fund its pro rata share of the remaining $150 million estimated development cost for the first phase of the project, which was completed in mid-2024. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee.

8. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	December 31, 2024	December 31, 2023
Americas (1)(5)	$1,311,950	$1,363,226
APAC (2)	615,534	569,996
EMEA (3)	422,570	28,334
Global (4)	289,746	334,333
Total	$2,639,800	$2,295,889

Includes the following unconsolidated entities along with our ownership percentage:

(1)	Ascenty (49%), Blackstone (20%), Clise (50%), GI Partners (20%), Mapletree (20%), Menlo (20%), Mitsubishi (35%), Realty Income (20%), TPG Real Estate (20%), and Walsh (86%).
(2)	Digital Connexion (33%), Lumen (50%), and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (38%) and Greenfield (35%).

(5) In May 2024, we liquidated our 17% interest in Colovore, generating gross proceeds of approximately $35 million. We realized a gain of approximately $27 million on our original investments, made in 2015 and 2017. The gain is included within Other income, net on our consolidated income statements.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Blackstone Inc. Joint Venture – On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia. We received approximately $231 million of net proceeds from the contribution of our data centers to the first phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a loss on disposition of approximately $0.3 million. In the fourth quarter, the second phase of the joint venture closed on hyperscale data center campuses in Frankfurt and Northern Virginia. We received approximately $385 million of net proceeds from the contribution of our data centers to the second phase of the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $44.5 million.

GI Partners Joint Venture – On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers. In addition, GI Partners had a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution, pursuant to the exercise of such call option, in the amount of $68 million, resulting in such additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest. We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. On April 16, 2024, we expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in this third facility, see Note 7. “Acquisitions and Dispositions of Properties”.

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

Realty Income Joint Venture – On November 10, 2023, we formed a joint venture with Realty Income to support the development of two data centers in Northern Virginia. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a purchase price of $185 million, which represented costs spent through

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

November 10, 2023, to the new joint venture. We received approximately $148 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 20% interest in the joint venture. Realty Income contributed such cash to the joint venture in exchange for an 80% interest in the joint venture. Each partner will fund its pro rata share of the remaining $150 million estimated development cost for the first phase of the project, which was completed in mid-2024. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. We serve as the managing member responsible for operations in the ordinary course of business. However, certain approval rights are granted through the terms of the joint venture agreement and require unanimous consent of both members with respect to any major decisions. Major decisions are defined to include the annual plan which sets out joint venture and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the joint venture under the equity method of accounting.

DCREIT – Digital Core REIT is a standalone real estate investment trust formed under Singapore law, which is publicly traded on the Singapore Exchange under the ticker symbol “DCRU”. DCREIT owns 12 operating data center properties. The Company has ownership interest in the units of DCREIT, as well as ownership interests in the operating properties of DCREIT.

As of December 31, 2024, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

The Company’s 32% interest in DCREIT consisted of 418 million units and 406 million units as of December 31, 2024 and 2023, respectively. Based on the closing price per unit of $0.58 and $0.65 as of December 31, 2024 and 2023, respectively, the fair value of the units the Company owned in DCREIT was approximately $242 million and $264 million as of December 31, 2024 and 2023, respectively.

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. During the years ended December 31, 2024 and 2023, the Company earned fees pursuant to these contractual agreements of approximately $9.1 million and $13.6 million, respectively, which is recorded as fee income and other on the consolidated income statement.

On April 19, 2024, we completed the sale of an additional 24.9% interest in a data center facility in Frankfurt, Germany to DCREIT for total consideration of approximately $126 million, and DCREIT then had a 49.9% interest in the Frankfurt data center. Because the Company still controlled this asset, no gain or loss was recorded on this 49.9% interest. In connection with this transaction, DCREIT loaned the consolidated subsidiary that owns the data center approximately $80 million. In addition, on December 5, 2024, we completed the sale of an additional 15.1% interest in the data center facility in Frankfurt for total consideration of approximately $77 million, and DCREIT now owns a 65.0% interest in the Frankfurt data center. As a result, the Company will account for its retained ownership interest in accordance with the equity method of accounting.

During the year ended December 31, 2023, we concluded that the decline in fair value of our equity investment in DCREIT was other than temporary due to the length of time and extent to which the fair value of our investment has been less than the carrying value. As a result, we recorded an impairment charge of $95 million for the three months ended September 30, 2023, which was recorded to provision for impairment in our consolidated income statements. The charge reflected the difference between the fair value of our equity investment in DCREIT using DCREIT's unit price as

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

of September 30, 2023 and the carrying value of our equity investment in DCREIT at September 30, 2023.

Ascenty – The Company’s ownership percentage in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $23 million and $18 million as of December 31, 2024 and 2023, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Summarized Financial Information of Investments in Unconsolidated Entities

The subsequent tables provide summarized financial information for all of our investments in unconsolidated entities accounted for using the equity method. Amounts are shown in thousands.

					Net	Net
	Total	Total			Operating	Income
December 31, 2024	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Americas	$7,473,799	$3,532,248	$3,941,551	$824,027	$464,637	$(336,627)
APAC	2,127,166	823,921	1,303,245	273,833	140,594	55,376
EMEA	1,009,055	740,433	268,622	11,976	5,108	(14,016)
Global	2,007,082	995,721	1,011,361	106,705	66,258	(17,785)
Total Unconsolidated entities	$12,617,102	$6,092,323	$6,524,779	$1,216,541	$676,597	$(313,052)
Our investment in and share of equity in earnings of unconsolidated entities			$2,639,800			$(120,138)

					Net	Net
	Total	Total			Operating	Income
December 31, 2023	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Americas	$6,627,520	$3,105,127	$3,522,393	$590,264	$326,042	$(13,097)
APAC	2,097,115	880,972	1,216,143	257,905	121,053	42,244
EMEA	80,525	83,819	(3,294)	1,601	939	(8,225)
Global	1,542,331	591,470	950,861	112,931	73,390	(60,867)
Total Unconsolidated entities	$10,347,491	$4,661,388	$5,686,103	$962,701	$521,424	$(39,945)
Our investment in and share of equity in loss of unconsolidated entities			$2,295,889			$(29,791)

					Net	Net
	Total	Total			Operating	Income
December 31, 2022	Assets	Liabilities	Equity	Revenues		(Loss)
Unconsolidated entities
Americas	$3,648,169	$1,350,163	$2,298,006	$406,325	$240,498	$(38,874)
APAC	1,705,553	541,509	1,164,044	201,405	90,924	25,946
EMEA	121,950	68,223	53,727	1,632	851	(5,475)
Global	1,602,725	551,088	1,051,637	118,233	77,582	(19,455)
Total Unconsolidated entities	$7,078,397	$2,510,983	$4,567,414	$727,595	$409,855	$(37,858)
Our investment in and share of equity in earnings of unconsolidated entities			$1,991,426			$(13,497)

The amounts reflected in the previous tables on this topic are based on the historical financial information of the respective individual entities and have not been adjusted to show only the portion that is owned by the Company. The

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

9. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at December 31, 2024 as compared to December 31, 2023 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

The following is a summary of goodwill activity for the years ended December 31, 2024 and 2023 (in thousands):

	Balance as of			Impact of Change	Balance as of
	December 31,		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2023	Acquisition	Adjustments	Exchange Rates	2024
Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	429,510	—	—	(14,533)	414,977
DFT Merger	2,592,147	—	—	—	2,592,147
Interxion Combination	4,411,857	598	—	(259,139)	4,153,316
Teraco Combination	1,462,994	—	—	(37,366)	1,425,628
Other Combination	12,518	—	—	—	12,518
Total	$9,239,871	$598	$—	$(311,038)	$8,929,431

	Balance as of			Impact of Change	Balance as of
	December 31,		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2022	Acquisition	Adjustments	Exchange Rates	2023
Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	408,055	—	3,011	18,444	429,510
DFT Merger	2,592,147	—	—	—	2,592,147
Interxion Combination	4,288,208	—	4,843	118,806	4,411,857
Teraco Combination	1,576,704	—	—	(113,710)	1,462,994
Other Combination	12,538	—	(20)	—	12,518
Total	$9,208,497	$—	$7,834	$23,540	$9,239,871

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

10. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	December 31, 2024			December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,783,428	$(1,080,547)	$1,702,881	$2,926,808	$(952,943)	$1,973,865
Acquired in-place lease value	1,043,706	(863,021)	180,685	1,089,743	(859,167)	230,576
Other	122,638	(36,038)	86,600	108,744	(33,483)	75,261
Acquired above-market leases	126,322	(122,714)	3,608	153,205	(150,344)	2,861
Acquired below-market leases	(258,243)	219,672	(38,571)	(273,951)	226,840	(47,111)

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $240.4 million, $252.0 million and $253.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $5.2 million, $6.5 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing January 1, 2025 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2025	$208,836	$52,481	$2,717	$959	$(5,647)
2026	209,236	51,367	2,717	840	(5,186)
2027	209,011	42,196	2,717	705	(4,621)
2028	188,083	22,771	2,735	705	(4,544)
2029	156,142	11,476	2,789	399	(4,544)
Thereafter	731,573	394	3,545	—	(14,029)
Total	$1,702,881	$180,685	$17,220	$3,608	$(38,571)

Remaining Contractual Life (in years)	11.6	3.8		1.9	6.1
(1)	Excludes power grid rights in the amount of approximately $69.4 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

11. Debt of the Operating Partnership

All debt is currently owed by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	December 31, 2024		December 31, 2023
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	3.81%	$1,637,922	4.33%	$1,825,228
Unsecured term loans	3.23%	388,275	4.76%	1,567,925
Unsecured senior notes	2.26%	14,059,415	2.24%	13,507,427
Secured and other debt	8.52%	761,263	8.07%	637,072
Total	2.72%	$16,846,875	2.89%	$17,537,652

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	December 31, 2024		December 31, 2023
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,852,102	16.9%	$2,784,875	15.9%
British pound sterling (£)	1,627,080	9.7%	1,973,305	11.2%
Euro (€)	10,327,404	61.3%	10,835,878	61.8%
Other	2,040,289	12.1%	1,943,594	11.1%
Total	$16,846,875		$17,537,652

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

The table below summarizes our debt maturities and principal payments as of December 31, 2024 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes(4)	Other Debt	Total Debt
2025	$—	$388,275	$1,173,650	$782	$1,562,707
2026	—	—	1,416,042	114,505	1,530,547
2027	—	—	1,165,265	234,023	1,399,288
2028	—	—	2,067,700	354,999	2,422,699
2029	1,637,922	—	2,785,538	13,946	4,437,406
Thereafter	—	—	5,451,220	43,008	5,494,228
Subtotal	$1,637,922	$388,275	$14,059,415	$761,263	$16,846,875
Unamortized net discounts	—	—	(27,476)	(3,658)	(31,134)
Unamortized deferred financing costs	(26,614)	(1,372)	(69,087)	(4,291)	(101,364)
Total	$1,611,308	$386,903	$13,962,852	$753,314	$16,714,377
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million 2025-27 Term Facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding.
(4)	The £400 million 4.250% unsecured senior note was paid at maturity on January 17, 2025.

Global Revolving Credit Facilities

On September 24, 2024, we refinanced our Global Revolving Credit Facilities. The refinancing resulted in a loss on debt modification charge of approximately $1.1 million during the year ended December 31, 2024. Below are key terms for our Global Revolving Credit Facility and Yen Revolving Credit Facility.

We have a Global Revolving Credit Facility under which we may draw up to $4.1 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of December 31, 2024, approximately $114.5 million of letters of credit were issued.

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

December 31, 2024 and 2023

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

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with ratios respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of December 31, 2024, we were in compliance with all of such covenants for both of these revolving credit facilities.

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

December 31, 2024 and 2023

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

On September 13, 2024, we paid off the 2025 Term Facility on the Euro Term Loan Facilities, leaving the 2025-27 Term Facility outstanding. The paydown resulted in an early extinguishment charge of approximately $1.6 million during the year ended December 31, 2024.

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

On January 9, 2024, we paid down $240 million on the USD Term Loan Facility, leaving $500 million outstanding. On November 15, 2024, we paid off the remaining $500 million on the USD Term Loan Facility. The paydowns resulted in an early extinguishment charge of approximately $3.2 million during the year ended December 31, 2024.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	December 31, 2024	December 31, 2023
2.625% notes due 2024(1)		€600,000	$677,040	Apr 15, 2024	$—	$662,340
2.750% notes due 2024(2)		£250,000	$324,925	Jul 19, 2024	—	318,275
4.250% notes due 2025(3)		£400,000	$634,480	Jan 17, 2025	500,640	509,240
0.625% notes due 2025		€650,000	$720,980	Jul 15, 2025	673,010	717,535
2.500% notes due 2026		€1,075,000	$1,224,640	Jan 16, 2026	1,113,055	1,186,693
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	302,987	326,826
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	165,265	178,269
3.700% notes due 2027(4)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(4)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	517,700	551,950
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	297,478	320,884
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	438,060	445,585
1.875% notes due 2029		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	—
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	776,550	827,925
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	688,380	700,205
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	517,700	551,950
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,035,400	1,103,900
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	776,550	827,925
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	776,550	827,925
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	880,090	—
					$14,059,415	$13,507,427
Unamortized discounts, net of premiums					(27,476)	(33,324)
Deferred financing costs, net					(69,087)	(51,761)
Total unsecured senior notes, net of discount and deferred financing costs					$13,962,852	$13,422,342
(1)	Paid at maturity on April 15, 2024.
(2)	Paid at maturity on July 19, 2024.
(3)	Paid at maturity on January 17, 2025.
(4)	Subject to cross-currency swaps.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2024, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

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

On November 12, 2024, Digital Realty Trust, L.P. issued $1,150,000,000 principal amount of its 1.875% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”). Net proceeds from the offering were approximately $1.13 billion after deducting managers’ discounts and offering expenses. The holders of the Exchangeable Notes will have the right to exchange their notes on or after August 15, 2029 and in certain other circumstances prior to this date. Upon exchange, the Company may choose to pay or deliver cash or a combination of cash and shares of the Company’s common stock. Pursuant to the terms of the Exchangeable Notes, the principal of the notes must always be cash settled, while the excess may be settled via cash, shares, or a combination at the Company’s election. The Exchangeable Notes will also be subject to redemption at the Company’s option, on or after November 22, 2027, through September 19, 2029, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price for a specified period of time and certain other conditions are satisfied. The initial exchange rate is 4.7998 shares of our common stock per $1,000 principal amount of the Exchangeable Notes, which represents an initial exchange price of approximately $208.34 per share of our common stock. The initial exchange price represents a premium of approximately 20.0% over the last reported sale price of $173.62 per share of our common stock on November 6, 2024. We account for our Exchangeable Notes in accordance with ASC 470-20, Debt with Conversion and Other Options (Subtopic 470-20) and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. The embedded exchange feature is eligible for an exception from derivative accounting because it is indexed to our own stock and meets the equity classification under ASC 815-40; therefore, the exchange feature is not bifurcated. At each reporting period, we calculate the effect of the Exchangeable Notes on our dilutive earnings per common share and per common unit using the if-converted method.

In connection with the offering of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the Exchangeable Notes, in certain circumstances, at a rate per annum not exceeding 0.5%. In addition, if those conditions are not satisfied after the regular record date immediately preceding the maturity date of Exchangeable Notes, then we will pay an additional interest payment at maturity for an amount equal to 3% of principal of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts is not probable as of December 31, 2024, they have not been recognized or included in the allocation of the proceeds from Exchangeable Notes as of December 31, 2024.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Secured and Other Debt

This amount consists of a variety of loans at fixed and floating rates ranging from 3.29% to 14.50%. The largest component of the balance is Teraco debt facilities in the amount of $537.7 million, with an effective interest rate of 9.68%, along with a $135.0 million mortgage loan for the Company’s Westin building in Seattle – which bears interest at 3.29%. The loan bearing interest ranging from 11.65% to 14.50% is an unsecured loan with a balance of approximately $16 million.

12. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income available to common stockholders	$561,766	$908,114	$336,960
Loss attributable to redeemable noncontrolling interest (1)	(27,059)	(18,093)	(4,839)
Net income available to common stockholders - diluted EPS	534,707	890,021	332,121

Denominator:
Weighted average shares outstanding—basic	323,336	298,603	286,334
Potentially dilutive common shares:
Unvested incentive units	98	118	257
Unvested restricted stock	44	9	45
Forward equity offering	—	248	—
Market performance-based awards	271	112	103
Redeemable noncontrolling interest shares (1)	7,798	9,975	11,180
Weighted average shares outstanding—diluted	331,547	309,065	297,919
Income per share:
Basic	$1.74	$3.04	$1.18
Diluted(2)	$1.61	$2.88	$1.11

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Digital Realty Trust, L.P. Earnings per Unit

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income available to common unitholders	$574,466	$928,824	$345,060
Loss attributable to redeemable noncontrolling interest (1)	(27,059)	(18,093)	(4,839)
Net income available to common unitholders - diluted EPS	547,407	910,731	340,221

Denominator:
Weighted average units outstanding—basic	329,485	304,651	292,123
Potentially dilutive common units:
Unvested incentive units	98	118	257
Unvested restricted units	44	9	45
Forward equity offering	—	248	—
Market performance-based awards	271	112	103
Redeemable noncontrolling interest shares (1)	7,798	9,975	11,180
Weighted average units outstanding—diluted	337,696	315,113	303,708
Income per unit:
Basic	$1.74	$3.05	$1.18
Diluted(2)	$1.62	$2.89	$1.12
(1)	Pursuant to the Put/Call Agreement with the Rollover Shareholders who remained after the Teraco Acquisition, the Rollover Shareholders have a put right on the Remaining Interest of Teraco that can be settled by the Company in Digital Realty Trust, Inc. shares, in cash, or a combination of cash and shares. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026. For additional information regarding the Teraco Acquisition and the defined terms used above, see Note 3. “Business Combinations” to Consolidated Financial Statements contained herein.
(2)	The Company has made an adjustment to previously reported amounts to correct an immaterial error in the computation of diluted earnings per share and diluted earnings per unit in each of the interim periods ended June 30, 2023 and September 30, 2023, and for the year ended December 31, 2023. The correction appropriately reduces net income available to common stockholders and unitholders, as applicable, for the loss attributable to the non-controlling interests in Teraco. The impact to earnings per share and earnings per unit for each respective period is summarized in the table below:

	Digital Realty Trust, Inc.		Digital Realty Trust, L.P.
	Diluted Earnings per Common Share		Diluted Earnings per Unit
	As Reported	As Revised	As Reported	As Revised
Three months ended June 30, 2023	$0.37	$0.34	$0.37	$0.34
Six months ended June 30, 2023	$0.57	$0.52	$0.57	$0.52
Three months ended September 30, 2023	$2.33	$2.31	$2.34	$2.32
Nine months ended September 30, 2023	$2.93	$2.87	$2.94	$2.88
Fiscal year ended December 31, 2023	$3.00	$2.88	$3.01	$2.89

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

As of December 31, 2024, the holders of the Exchangeable Notes will have an option on or after August 15, 2029, or at an earlier date under certain circumstances, to exchange the notes. The Company must always cash settle the principal amount of the Exchangeable Notes, while any excess may be settled via cash, common shares or a combination at the election of the Company. Accordingly, the Company applies the if converted method to determine the dilutive impact on EPS related to the Exchangeable Notes. There is no interest expense adjustment to the numerator as the principal will always be cash settled. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above principal and interest component) of the instrument by the average share price during the period. The “conversion spread value” is the value that would be delivered to the holders in shares based on the terms of the Exchangeable Notes upon an assumed conversion. As of December 31, 2024, the conversion spread value is currently zero, since the weighted average price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

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

	Year Ended December 31,
	2024	2023	2022
Exchangeable Notes	6,624	—	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,149	6,048	5,789
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,298	1,794	1,736
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,365	1,887	1,825
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,238	3,095	2,993
Total	17,674	12,824	12,343

13. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for U.S. federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level U.S. federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for U.S. federal income taxes has been included in the Company’s accompanying Consolidated Financial Statements years ended December 31, 2024, 2023 and 2022.

The Operating Partnership is a partnership and is not required to pay U.S. federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their U.S. federal income tax returns. As such, no provision for U.S. federal income taxes has been included in the Operating Partnership’s accompanying Consolidated Financial Statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2024, 2023 and 2022.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024 and 2023, we had deferred tax liabilities net of deferred tax assets of approximately $1,081.1 million and $1,144.9 million, respectively, primarily related to our foreign properties, classified within Other assets (deferred tax assets) and separately stated Deferred tax liabilities in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Teraco Acquisition in August 2022 and Interxion Combination in March 2020. The valuation allowance against the deferred tax assets as of December 31, 2024 and 2023 relate primarily to net operating loss carryforwards, nondeductible interest expense carryforwards and hybrid attributes that we do not expect to utilize attributable to certain foreign jurisdictions.

As of December 31, 2024, we are under examination for various years in Germany, Indonesia, Kenya, Mauritius, Singapore, Switzerland, United Kingdom, and the United States.

The amount of gross unrecognized tax benefits as of December 31, 2024, was $41.2 million, which includes $1.2 million of accrued interest and penalties.

Deferred income tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Gross deferred income tax assets:
Net operating loss carryforwards	$197,039	$188,735
Basis difference - real estate property	17,363	18,035
Basis difference - intangibles	12,561	7,744
Tax credit carryforward	2,407	2,056
Other - temporary differences	237,342	180,316
Total gross deferred income tax assets	466,711	396,886
Valuation allowance	(213,984)	(176,268)
Total deferred income tax assets, net of valuation allowance	252,728	220,618
Gross deferred income tax liabilities:
Basis difference - real estate property	1,138,120	1,162,143
Basis difference - intangibles	175,267	190,607
Straight line rent	9,970	5,992
Other - temporary differences	10,466	6,750
Total gross deferred income tax liabilities	1,333,822	1,365,492
Net deferred income tax liabilities(1)	$1,081,094	$1,144,874

(1)	Net of deferred tax assets of $3.5 million and $6.2 million for the years ended December 31, 2024 and 2023,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

respectively.

14. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an ATM Equity OfferingSM Sales Agreement dated August 4, 2023 (the “2023 Sales Agreement”). Pursuant to the 2023 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $1.5 billion through various named agents from time to time. From January 1, 2024 through February 23, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $99 million from the issuance of approximately 0.6 million common shares under the 2023 Sales Agreement at an average price of $133.43 per share after payment of approximately $0.6 million of commissions to the agents. The proceeds from the issuances under the 2023 Sales Agreement for the year ended December 31, 2024, were contributed to our Operating Partnership in exchange for the issuance of approximately 0.6 million common units to our Parent Company.

The 2023 Sales Agreement was amended on February 23, 2024 (the “Sales Agreement Amendment”). At the time of the amendment, $258.3 million remained unsold under the 2023 Sales Agreement. Following the Sales Agreement Amendment, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $2.0 billion through various named agents from time to time pursuant to the 2023 Sales Agreement. During the year ended December 31, 2024, Digital Realty Trust, Inc. generated net proceeds of approximately $1.9 billion from the issuance of approximately 11.4 million common shares under the 2023 Sales Agreement at an average price, net of commissions, of $166.85 per share. Commissions to the agents amounted to approximately $17.4 million. The proceeds from the issuances under the 2023 Sales Agreement for the year ended December 31, 2024, were contributed to our Operating Partnership in exchange for the issuance of approximately 11.4 million common units to our Parent Company.

On December 23, 2024, our Parent and our Operating Partnership entered into a new an ATM Equity OfferingSM Sales Agreement (the “2024 Sales Agreement”), pursuant to which, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. The 2023 Sales Agreement was terminated in connection with entry into the 2024 Sales Agreement, and at the time of such termination, $76.5 million remained unsold under the 2024 Sales Agreement. As of December 31, 2024, $3.0 billion remains available for future sales under the 2024 Sales Agreement.

The sales of common stock made under the 2024 Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Equity Offering

On May 7, 2024, our Parent and our Operating Partnership entered into an underwriting agreement with BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters relating to the sale of up to approximately 12.1 million shares of common stock (including approximately 1.6 million additional shares that the underwriters had the option to purchase, and which option was exercised in full on May 8, 2024), at a purchase price to the underwriters of $136.66 per share. The offering closed on May 10, 2024, and we received net proceeds of approximately $1.7 billion.

Redeemable Preferred Stock

The Company has issued and outstanding the following series of cumulative redeemable preferred stock, which are governed by the articles supplementary for the applicable series of preferred stock as of December 31, 2024 and 2023 (in thousands, except for share cap and annual dividend rate).

				Total	Annual	Shares Outstanding as of		Balance (net of issuance costs)
	Date(s)	Initial Date to		Liquidation	Dividend	December 31,		as of December 31,
Preferred Stock (1)	Issued	Redeem (2)	Share Cap (3)	Value (4)	Rate (5)	2024	2023	2024	2023
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	$200,000	1.31250	8,000	8,000	$193,540	$193,540
5.850% Series K Cumulative Redeemable Preferred Stock	Mar 13, 2019	Mar 13, 2024	0.4361100	210,000	1.46250	8,400	8,400	203,264	203,264
5.200% Series L Cumulative Redeemable Preferred Stock	Oct 10, 2019	Oct 10, 2024	0.3851800	345,000	1.30000	13,800	13,800	334,886	334,886
				$755,000		30,200	30,200	$731,690	$731,690
(1)	All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.
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

December 31, 2024 and 2023

or exchangeable for any other property or securities of Digital Realty Trust, Inc.
(4)	Liquidation preference is $25.00 per share.
(5)	Dividends on preferred shares are cumulative and payable quarterly in arrears.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	336,637	98.2%	311,608	98.0%
Noncontrolling interests consist of:
Common units held by third parties	4,049	1.2%	4,343	1.3%
Incentive units held by employees and directors (see Note 16. ''Incentive Plans'')	2,086	0.6%	2,106	0.7%
	342,772	100.0%	318,057	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,090.4 million and $834.1 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2024 and December 31, 2023, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2024 and 2023:

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2023	4,343	2,106	6,449
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(294)	(259)	(553)
Incentive units issued upon achievement of market performance condition	—	88	88
Grant of incentive units to employees and directors	—	155	155
Cancellation / forfeitures of incentive units held by employees and directors	—	(4)	(4)
As of December 31, 2024	4,049	2,086	6,135
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

accompanying consolidated balance sheets of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock

March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$348,025	(1)
May 24, 2022	June 30, 2022	2,625	3,071	4,485	348,077	(1)
August 17, 2022	September 30, 2022	2,625	3,071	4,485	351,410	(1)
November 29, 2022	December 31, 2022 for Preferred Stock; January 13, 2023 for Common Stock	2,625	3,071	4,485	355,832	(1)
		$10,500	$12,284	$17,940	$1,403,344

February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$356,214	(1)
May 24, 2023	June 30, 2023	2,625	3,071	4,485	365,937	(1)
August 8, 2023	September 29, 2023	2,625	3,071	4,485	370,278	(1)
November 28, 2023	December 29, 2023 for Preferred Stock; January 19, 2024 for Common Stock	2,625	3,071	4,485	380,019	(1)
		$10,500	$12,284	$17,940	$1,472,448

February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$382,208	(1)
May 8, 2024	June 28, 2024	2,625	3,071	4,485	397,429	(1)
August 7, 2024	September 30, 2024	2,625	3,071	4,485	400,659	(1)
November 4, 2024	December 31, 2024 for Preferred Stock; January 17, 2025 for Common Stock	2,625	3,071	4,485	410,831	(1)
		$10,500	$12,284	$17,940	$1,591,127
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

(1)	$4.880 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for years ended December 31, 2024, 2023 and 2022, (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units

March 3, 2022	March 31, 2022	$2,625	$3,071	$4,485	$355,812	(1)
May 24, 2022	June 30, 2022	2,625	3,071	4,485	355,885	(1)
August 17, 2022	September 30, 2022	2,625	3,071	4,485	359,207	(1)
November 29, 2022	December 31, 2022 for Preferred Units; January 13, 2023 for Common Units	2,625	3,071	4,485	363,616	(1)
		$10,500	$12,284	$17,940	$1,434,520

February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$364,204	(1)
May 24, 2023	June 30, 2023	2,625	3,071	4,485	373,833	(1)
August 8, 2023	September 29, 2023	2,625	3,071	4,485	378,352	(1)
November 28, 2023	December 29, 2023 for Preferred Units; January 19, 2024 for Common Units	2,625	3,071	4,485	387,988	(1)
		$10,500	$12,284	$17,940	$1,504,377

February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$390,356	(1)
May 8, 2024	June 28, 2024	2,625	3,071	4,485	405,421	(1)
August 7, 2024	September 30, 2024	2,625	3,071	4,485	408,577	(1)
November 4, 2024	December 29, 2023 for Preferred Units; January 19, 2024 for Common Units	2,625	3,071	4,485	418,665	(1)
		$10,500	$12,284	$17,940	$1,623,019
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

(1)	$4.880 annual rate of distribution per unit.

For U.S. federal income tax purposes, distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions, however, in the future we may also need to utilize borrowings under the Global Revolving Credit Facility to fund all or a portion of distributions.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

15. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within Accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2022	$(536,019)	$(59,779)	$(595,798)
Net current period change	(102,564)	(53,031)	(155,595)
Balance as of December 31, 2023	$(638,583)	$(112,810)	$(751,393)
Net current period change	(551,066)	120,176	(430,890)
Balance as of December 31, 2024	$(1,189,649)	$7,366	$(1,182,283)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2022	$(551,013)	$(62,410)	$(613,423)
Net current period change	(105,050)	(54,195)	(159,245)
Balance as of December 31, 2023	$(656,063)	$(116,605)	$(772,668)
Net current period change	(562,349)	122,650	(439,699)
Balance as of December 31, 2024	$(1,218,412)	$6,045	$(1,212,367)

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

Service-Based Restricted Stock Units: Service-based restricted stock units covering shares of Digital Realty Trust, Inc. common stock (“Restricted Stock Units”), which vest over periods between two and four years, are settled in shares of Digital Realty Trust, Inc.’s common stock upon vesting.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

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

December 31, 2024 and 2023

Following the completion of the applicable Market Performance Period, the Compensation Committee made the following determinations regarding the vesting of these awards.

2022 Awards

●	In January 2025 the RMS Relative Market Performance was achieved at the high level of performance and, accordingly, 61,661 Class D units and 5,654 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 6,997 distribution equivalent units that immediately vested on December 31, 2024.
●	On February 27, 2025, 50% of the 2022 awards will vest and the remaining 50% will vest on February 27, 2026, subject to continued employment through the applicable vesting date.

2021 Awards

●	In January 2024, the RMS Relative Market Performance fell between the threshold and target level for the 2021 awards and, accordingly, 71,926 Class D units and 7,066 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 5,131 distribution equivalent units that immediately vested on December 31, 2023.
●	On February 27, 2024, 50% of the 2021 awards vested and the remaining 50% will vest on February 27, 2025, subject to continued employment through the applicable vesting date.

2020 Awards

●	In January 2023, the RMS Relative Market Performance fell between the threshold and target levels for the 2020 awards and, accordingly, 72,230 Class D units and 7,083 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 5,841 distribution equivalent units that immediately vested on December 31, 2022.
●	On February 27, 2023, 50% of the 2020 awards vested and the remaining 50% vested on February 27, 2024.

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

December 31, 2024 and 2023

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

On March 4, 2022, the Company granted Financial-Based Performance Awards, which vest based on the growth in core funds from operation (“Core FFO”) during the three-year period commencing on January 1, 2022. The awards have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards was $12.3 million, based on Digital Realty Trust, Inc.’s closing stock price at the grant date. As of December 31, 2024, the minimum performance was not attained, and, accordingly, none of the outstanding awards were vested.

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

	Expected Stock Price	Risk-Free Interest
Award Date	Volatility	rate
January 1, 2022	26%	0.97%
January 1, 2023	32%	4.18%
January 1, 2024	29%	3.97%

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

The grant date fair value of the Performance Awards was approximately $9.8 million, $8.2 million and $12.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

The aggregate intrinsic value of the Performance Awards that vested in 2024, 2023 and 2022 was $18.5 million, $36.4 million and $41.2 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

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

As of December 31, 2024, approximately 3.6 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of compensation expense and unearned compensation (in millions):

									Expected
									period to
	Deferred Compensation						Unearned Compensation		recognize
	Expensed			Capitalized			As of	As of	unearned

	Year Ended December 31,						December 31,	December 31,	compensation
Type of incentive award	2024	2023	2022	2024	2023	2022	2024	2023	(in years)
Long-term incentive units	$15.5	$14.5	$21.7	$0.1	$0.2	$0.2	$22.1	$16.6	2.2
Performance-based awards	12.8	12.9	21.4	0.2	0.2	0.5	24.1	19.9	2.1
Service-based restricted stock units	33.5	21.1	25.9	5.9	7.5	5.4	70.3	66.4	2.4
Interxion awards	—	6.0	4.7	—	0.1	—	—	—	—

The following table sets forth the weighted-average fair value per share/unit for each type of incentive award at the date of grant for the years ended December 31, 2024, 2023 and 2022:

	Weighted Average Fair Value at Date of Grant
Type of incentive award	2024	2023	2022
Long-term incentive units	$129.93	$121.99	$146.37
Performance-based awards	134.58	97.06	154.26
Restricted stock	145.15	132.07	131.57

Activity for LTIP Units and service-based Restricted Stock Units for the year ended December 31, 2024 is shown below.

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested LTIP Units	Units	Value	Life (Years)	(in millions)
Unvested, beginning of period	238,360	$121.99
Granted	155,738	137.44
Vested	(127,753)	124.73
Cancelled or expired	(3,215)	111.39
Unvested, end of period	263,130	$129.93	2.23	$46.7
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2024.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

The aggregate intrinsic value of long-term incentive units that vested in 2024, 2023 and 2022 was $15.6 million, $18.3 million and $18.1 million, respectively. As of December 31, 2024, we had approximately 1.2 million long-term incentive units that were outstanding and exercisable with an aggregate intrinsic value of approximately $208.8 million (based on the market price of our common stock as of December 31, 2024).

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested Restricted Stock Units	Shares	Value	Life (Years)	(in millions)
Unvested, beginning of period	621,863	$132.07
Granted	392,050	143.98
Vested	(304,845)	124.96
Cancelled or expired	(117,271)	124.39
Unvested, end of period	591,797	$145.15	2.42	$104.9
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2024.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.

The aggregate intrinsic value of restricted stock that vested in 2024, 2023 and 2022 was $39.1 million, $41.5 million and $59.0 million, respectively.

Defined Contribution Plans

We have a 401(k) plan whereby our U.S. employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $9.4 million, $6.8 million, and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, Interxion has a defined contribution pension plan for most of its employees. Contributions are made in accordance with the terms of such defined contribution pension plan and are expensed as incurred.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

17. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of December 31, 2024 and 2023, we had cross-currency interest rate swaps outstanding with notional amounts of approximately $2.1 billion and maturity dates ranging through 2029.

The effect of these net investment hedges on accumulated other comprehensive loss and the consolidated income statements for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

		Year Ended December 31,
		2024	2023	2022
Cross-currency interest rate swaps (included component) (1)		$136,880	$(22,703)	$(116,550)
Cross-currency interest rate swaps (excluded component) (2)		(22,841)	(25,428)	7,929
Total		$114,039	$(48,131)	$(108,621)

	Location of	Year Ended December 31,
	gain or (loss)	2024	2023	2022
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$25,037	$21,836	$6,260
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of December 31, 2024, we had derivatives designated as cash flow hedges on 100% of the Euro Term Loan Facilities (€375 million notional amount). Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of December 31, 2023, we estimate that an additional $0.5 million will be reclassified as a decrease to interest expense during the year ending December 31, 2025, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive loss and the consolidated income statements for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest rate swaps	$(5,439)	$(7,221)	$7,774

Location of	Year Ended December 31,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

	gain or (loss)	2024	2023	2022
Interest rate swaps	Interest expense	$15,027	$10,953	$819

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$32,883	$75,597	$—	$156,753
Interest rate swaps	6,130	11,253	8,538	—
	$39,013	$86,850	$8,538	$156,753
(1)	As presented in our consolidated balance sheets within Other assets.
(2)	As presented in our consolidated balance sheets within Accounts payable and other Accrued liabilities.

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

December 31, 2024 and 2023

18. Fair Value

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

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility approximates estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on December 31, 2024 and 2023 as compared to those in effect when the debt was issued or assumed. As described in Note 17. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility, unsecured senior notes and secured and other debt as of the respective periods is shown below (in thousands):

	Categorization	As of December 31, 2024		As of December 31, 2023
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$1,637,922	$1,637,922	$1,825,228	$1,825,228
Unsecured term loans (1)	Level 2	388,275	388,275	1,567,925	1,567,925
Unsecured senior notes (2)	Level 2	13,370,897	14,059,415	12,417,619	13,507,427
Secured and other debt (2)	Level 2	752,732	761,263	625,473	637,072
		$16,149,826	$16,846,875	$16,436,245	$17,537,652
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

During the year ended December 31, 2024, we recorded an impairment charge of $191.2 million related to Investments in properties, net, on certain non-core properties in secondary U.S. markets. Management estimated the fair values of these investments principally based on sales of similar properties and ongoing negotiations with third parties. The significant inputs and assumptions used in the estimate of fair value included comparable sales values ranging from $69

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

per square foot to $151 per square foot. These measurements were classified within Level 3 of the fair value hierarchy as they are not observable.

19. Commitments and Contingencies

Construction Commitments – Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At

December 31, 2024, we had open commitments, including amounts reimbursable of approximately $102.5 million, related to construction contracts of approximately $2.0 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2024, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

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

Insurance – In September 2024, an incident at one of our Singapore data centers resulted in damages to the facility. We believe this incident is substantially covered by our insurance policies, including coverage for the repair cost of the building, business interruption loss and potential third-party claims, subject to deductibles. Initial costs, including direct costs related to the incident and an estimated write-off of damage caused to existing fixed assets, totaling approximately $16 million were incurred during 2024. After factoring our expected insurance coverage and related deductible, we have reported net expenses of approximately $5.0 million related to this incident for 2024. As of December 31, 2024, we received insurance proceeds of $7.3 million, and we have established an insurance receivable of $11.6 million for known losses for which insurance reimbursement is probable, which is included in Other Assets in the Consolidated Balance Sheet. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.

20. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of December 31, 2024, 2023, and 2022:

	Balance as of
(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$3,870,891	$1,625,495	$141,773
Restricted cash (included in Other assets)	5,809	10,975	8,923
Total	$3,876,700	$1,636,470	$150,696

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

We paid $438.2 million, $393.4 million and $271.5 million for interest, net of amounts capitalized, for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, we capitalized interest of approximately $118.9 million, $116.8 million and $70.8 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $111.2 million, $99.2 million and $86.1 million, respectively.

We paid $71.2 million, $88.8 million and $41.7 million for income taxes, net of refunds, for the years ended December 31, 2024, 2023 and 2022, respectively.

Accrued construction related costs totaled $521.5 million, $560.5 million and $417.1 million as of years ended December 31, 2024, 2023 and 2022, respectively.

21. Segment and Geographic Information

A majority of the Company’s largest customers are global entities that transact with the Company across multiple geographies worldwide. In order to better address the needs of these global customers, the Company manages critical decisions around development, operations, and leasing globally based on customer demand considerations. In this regard, the Company manages customer relationships globally in order to achieve consistent sales and delivery experience of our products for our customers throughout the global portfolio. The Company has reiterated its commitment to and implemented strategies to align itself as one global team to help power customers’ digital ambitions.

In order to best accommodate the needs of global customers (and customers that might one day become global), the Company manages its operations as a single global business – with one operating segment and therefore one reporting segment.

The Company’s chief operating decisionmaker (“CODM”) is the Chief Executive Officer, who uses net income as a primary measure of operating results on a consolidated basis in making decisions. Net income is computed in accordance with U.S. GAAP. Significant expense categories, including Rental property operating and maintenance, Property taxes and insurance, General and administrative and Interest expense, are regularly provided to the Company’s CODM as components of net income, which are reflected on the Consolidated Income Statements.

The financial information disclosed herein represents all of the financial information related to our one reportable segment, and the segmental presentation is consistent with the information provided to our CODM. These metrics are collectively used to evaluate the performance of the Company’s investments in real estate assets, its operating results and to allocate resources.

	Operating Revenues
	Year Ended December 31,
(Amounts in millions)	2024	2023	2022
Inside the United States	$2,910.5	$2,836.0	$2,760.4
Outside the United States	2,644.5	2,641.1	1,931.4
Revenue Outside of U.S. %	47.6%	48.2%	41.2%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2024 and 2023

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of December 31,	As of December 31,	As of December 31,	As of December 31,
(Amounts in millions)	2024	2023	2024	2023
Inside the United States	$10,592.3	$10,429.2	$552.3	$610.2
Outside the United States	13,528.5	13,806.9	626.6	804.1

Net Assets in Foreign Operations	$7,744.8	$6,778.4

22. Subsequent Events

On January 14, 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2035. Net proceeds from the offering were approximately €838 million (approximately $864 million based on the exchange rate on January 14, 2025) after deducting managers’ discounts and estimated offering expenses.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2024

(Dollar amounts in thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs
												Accumulated	Date of
				Acquired	Buildings				Acquired	Buildings		depreciation	acquisition
	Data Center			ground	and		Carrying		ground	and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction
North American Markets
Northern Virginia	18	$—	$122,168	$—	$466,221	$3,319,576	$—	$155,785	$—	$3,752,180	$3,907,965	$(1,228,345)	2005 - 2019
Dallas	19	—	50,533	—	241,081	1,189,497	—	46,718	—	1,434,393	1,481,111	(720,962)	2002 - 2015
Chicago	7	—	54,382	—	408,801	1,008,444	—	54,343	—	1,417,284	1,471,627	(659,778)	2005 - 2017
New York	11	—	8,743	—	354,361	1,190,970	(116,486)	13,160	—	1,424,428	1,437,588	(724,286)	2002 - 2015
Silicon Valley	13	—	126,095	—	819,685	481,264	—	126,486	—	1,300,558	1,427,044	(650,030)	2002 - 2018
Portland	3	—	1,689	—	3,131	1,200,982	—	16,699	—	1,189,103	1,205,802	(178,789)	2011 - 2015
Phoenix	2	—	11,859	—	399,122	397,923	—	11,859	—	797,045	808,904	(439,467)	2006 - 2015
San Francisco	4	—	41,165	—	358,066	329,384	—	41,478	—	687,137	728,615	(339,915)	2004 - 2015
Toronto	2	—	26,600	—	116,863	466,874	—	27,648	—	582,689	610,337	(90,348)	2013 - 2017
Atlanta	4	—	6,537	—	264,948	149,480	—	6,552	—	414,413	420,965	(160,706)	2011 - 2017
Boston	3	—	17,826	—	253,711	114,556	(74,641)	16,600	—	294,852	311,452	(198,978)	2006 - 2011
Los Angeles	2	—	29,531	—	105,910	169,633	—	29,118	—	275,956	305,074	(164,992)	2004 - 2015
Houston	6	—	6,965	—	23,492	160,860	—	6,965	—	184,352	191,317	(125,621)	2,006
Austin	1	—	1,177	—	4,877	81,656	—	1,177	—	86,533	87,710	(31,565)	2005
Miami	2	—	2,964	—	29,793	44,240	(57)	2,964	—	73,976	76,940	(43,113)	2002 - 2015
Seattle	1	135,000	43,110	—	329,283	(306,850)	—	-	—	65,543	65,543	(12,503)	2020
North America - Other	3	—	4,117	—	13,068	256,369	—	4,118	—	269,436	273,554	(76,231)
Total North America	101	135,000	555,461	—	4,192,413	10,254,858	(191,184)	561,670	—	14,249,878	14,811,548	(5,845,629)

EMEA Markets
London	13	—	76,906	—	1,273,661	441,475	—	35,440	—	1,756,602	1,792,042	(561,572)	2007 - 2024
Frankfurt	24	—	25,717	—	876,342	661,779	—	97,156	—	1,466,682	1,563,838	(301,651)	2016 - 2020
Paris	12	—	82,789	—	355,386	879,436	—	94,775	—	1,222,836	1,317,611	(166,481)	2012 - 2024
Johannesburg	5	—	10,099	—	1,008,751	293,876	—	8,853	—	1,303,873	1,312,726	(190,141)	2022
Amsterdam	13	—	87,674	—	975,654	124,964	—	83,102	—	1,105,190	1,188,292	(303,068)	2005 - 2024
Marseille	4	—	1,121	—	220,737	431,426	—	1,014	—	652,271	653,285	(104,746)	2020
Zurich	3	—	20,605	—	48,325	532,316	—	44,011	—	557,235	601,246	(66,645)	2020
Cape Town	2	—	5,100	—	276,021	190,733	—	4,470	—	467,384	471,854	(44,348)	2022
Dublin	9	—	11,722	90	89,597	365,981	—	7,308	86	459,996	467,390	(148,253)	2006 - 2020
Vienna	3	—	14,159	—	364,949	(303)	—	12,291	—	366,514	378,805	(89,174)	2020
Brussels	3	—	3,874	—	118,034	160,651	—	10,785	—	271,774	282,559	(36,063)	2020
Madrid	4	—	8,456	—	134,817	59,959	—	12,561	—	190,671	203,232	(37,257)	2020
Copenhagen	3	—	11,665	—	107,529	53,859	—	4,295	—	168,758	173,053	(31,909)	2020
Stockholm	6	—	—	—	93,861	59,609	—	126	—	153,344	153,470	(36,164)	2020
Dusseldorf	3	—	—	—	30,093	108,371	—	—	—	138,464	138,464	(24,839)	2020
Durban	1	—	900	—	66,646	4,062	—	789	—	70,819	71,608	(8,578)	2022
Europe - Other	6	—	3,144	—	43,046	533,741	—	88,641	—	491,290	579,931	(172,162)
Africa - Other	4	—	—	—	—	39,913	—	3,647	—	36,266	39,913	(5,005)
Total EMEA	118	—	363,931	90	6,083,448	4,941,850	—	509,264	86	10,879,969	11,389,319	(2,328,056)

APAC Markets
Singapore	3	—	—	—	137,545	722,405	—	—	—	859,950	859,950	(335,413)	2010 - 2015

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2024

(Dollar amounts in thousands)

Sydney	4	—	18,285	—	3,868	174,150	—	19,221	—	177,082	196,303	(50,907)	2011 - 2012
Seoul	1	—	—	—	—	116,622	—	15,384	—	101,238	116,622	(11,708)	2022
Melbourne	2	—	4,467	—	—	95,045	—	2,712	—	96,800	99,512	(50,819)	2011
Hong Kong	1	—	—	—	—	79,612	—	—	—	79,612	79,612	(16,349)	2021
Asia Pacific - Other	—	—	—	—	—	6,128	—	—	—	6,128	6,128	(2,450)
Total APAC	11	—	22,752	—	141,413	1,193,962	—	37,317	—	1,320,810	1,358,127	(467,646)

Total Portfolio	230	$135,000	$942,144	$90	$10,417,274	$16,390,670	$(191,184)	$1,108,251	$86	$26,450,657	$27,558,994	$(8,641,331)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2024

(Dollar amounts in thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for U.S. federal income tax purposes approximated $44.5 billion (unaudited) as of December 31, 2024.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2024.

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$27,306,368	$26,136,057	$23,625,450
Additions during period (acquisitions and improvements)	2,051,279	3,494,450	2,553,946
Deductions during period (dispositions, impairments and assets held for sale)	(1,798,653)	(2,324,139)	(43,339)
Balance, end of year	$27,558,994	$27,306,368	$26,136,057

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2024.

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$7,823,685	$7,268,981	$6,210,281
Additions during period (depreciation and amortization expense)	1,228,311	1,338,912	1,079,497
Deductions during period (dispositions and assets held for sale)	(410,665)	(784,208)	(20,797)
Balance, end of year	$8,641,331	$7,823,685	$7,268,981

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Our Management’s Reports on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on page 84.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2024. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2024. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended  December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2024, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2024, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.            EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc.

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

Exhibit Number	Description

4.7

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

4.8

Specimen Certificate for Digital Realty Trust, Inc.’s 5.250% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on August 4, 2017).

4.9

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

4.10

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

4.11

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

4.12

Form of Specimen Certificate for Digital Realty Trust, Inc.’s 5.850% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on March 12, 2019).

4.13

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

4.14

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

4.15

Specimen Certificate for Digital Realty Trust, Inc.’s 5.200% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Digital Realty Trust, Inc. (File No. 001-32336) filed on October 9, 2019).

Exhibit Number	Description

4.16

Description of Securities (incorporated by reference to exhibit 4.20 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

4.17

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

4.18

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

4.19

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

4.20

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

4.21

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

4.22

Terms and Conditions of the Notes, dated as of July 13, 2021 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

4.23

Form of the 2026 Notes (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 15, 2021).

Exhibit Number	Description
4.24

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

4.26

Terms and Conditions of the Notes dated March 28, 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

4.27

Form of the 2027 Notes (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 30, 2022).

4.28

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

4.28

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

4.29

Indenture, dated as of September 13, 2024, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 3.875% Guaranteed Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on September 13, 2024).

4.30

Indenture, dated as of November 12, 2024, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of 1.875% Exchangeable Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 12, 2024).

4.31

Form of certificate representing the 1.875% Exchangeable Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 12, 2024).

Exhibit Number	Description

4.32

Registration Rights Agreement, dated as of November 12, 2024, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as parent guarantor, and the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 12, 2024).

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

Exhibit Number	Description
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

10.30†

Seventh Amendment to the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on From 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 3, 2024.

10.31†

Employment Agreement among Digital Realty Trust, Inc., DLR LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on July 9, 2018).

10.32†

Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 6, 2015).

10.33†

First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.34†

Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.39 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2017).

Exhibit Number	Description
10.35*

Third Amended and Restated Global Senior Credit Agreement, dated as of September 24, 2024, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, issuing banks and swing line banks listed therein, Citibank, N.A., as administrative agent, BofA Securities, Inc. and Citibank, N.A., as co-sustainability structuring agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 1, 2024).

10.36*

Second Amended and Restated Credit Agreement, dated as of September 24, 2024, among Digital Realty Trust, L.P., Digital Japan, LLC, as the initial borrower, the additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, the initial lenders and issuing banks named therein, Sumitomo Mitsui Banking Corporation, as administrative agent, Sumitomo Mitsui Banking Corporation as sustainability structuring agent, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 1, 2024).

10.37†

Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.56 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 2, 2020).

10.38†

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

10.43†

Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.59 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2021).

10.44†

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

10.47†

Form of Second Amended and Restated Executive Severance Agreement—United States (incorporated by reference to exhibit 10.55 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 24, 2023).

10.48†

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

10.50†

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

10.53†

Form of Class D Profits Interest Unit Agreement (NOI Award) (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 4, 2023).

Exhibit Number	Description
10.54†

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

10.57†

Form of Executive Performance-Based Class D Profits Interest Unit Agreement. (incorporated by reference to exhibit 10.58 to the Combined Annual Report on Form 10 K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on February 23, 2024).

10.58†*

Form of Executive Performance-Based Class D Profits Interest Unit Agreement (NOI Award) (incorporated by reference to exhibit 10.59 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 23, 2024).

10.59†

Form of Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to exhibit 10.60 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 23, 2024).

10.60†

Form of Amended Management Equity Election Program (incorporated by reference to Exhibit 10.32 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2023).

10.61†

Director Compensation Program (incorporated by reference to exhibit 10.62 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 23, 2024).

10.62†

Amended and Restated Employment Agreement, dated as of August 10, 2023, by and between Digital Realty Trust, Inc., DLR LLC, and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on August 15, 2023).

10.63*

First Amendment to Term Loan Agreement, dated as of September 26, 2024, among Digital Dutch Finco B.V., as borrower, and Digital Realty Trust, Inc., Digital Realty Trust, L.P., and Digital Euro Finco, LLC, as guarantors, the banks, financial institutions and other institutional lenders party thereto, as lenders, Citibank, N.A., as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 1, 2024).

19.1	Insider Trading Policy and Procedures

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

97.1

Digital Realty Trust, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to exhibit 10.62 to the Combined Annual Report on Form 10 K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on February 23, 2024).

101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2024; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2024; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024; and (v) Notes to Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 24, 2025

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

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 24, 2025
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 24, 2025
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Matthew R. Mercier

/s/ CHRISTINE B. KORNEGAY	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Christine B. Kornegay

/s/ VeraLinn Jamieson	Director	February 24, 2025
VeraLinn Jamieson

NNIS

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 24, 2025
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 24, 2025
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 24, 2025
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 24, 2025
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 24, 2025
Mark R. Patterson

/s/ SUSAN SWANEZY	Director	February 24, 2025
Susan Swanezy

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc.,
Its	General Partner

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 24, 2025

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

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 24, 2025
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 24, 2025
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Matthew R. Mercier

/s/ CHRISTINE B. KORNEGAY	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Christine B. Kornegay

/s/ VeraLinn Jamieson	Director	February 24, 2025
VeraLinn Jamieson

NNIS

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 24, 2025
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 24, 2025
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 24, 2025
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 24, 2025
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 24, 2025
Mark R. Patterson

/s/ SUSAN SWANEZY	Director	February 24, 2025
Susan Swanezy