Form 10-Q
period 2025-03-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2025-05-01
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at April 28, 2025
Common Stock, $.01 par value per share	336,791,489

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2025 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, for U.S. federal income tax purposes and the sole general partner of the OP. As of March 31, 2025, the Parent owned an approximate 98.1% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.9% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of March 31, 2025, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.1 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $283 million based on exchange rates at March 31, 2025) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

In this report, the “Euro Term Loan Agreement” refers to a term loan agreement which governs a €375,000,000 five-year senior unsecured term loan facility (the “Euro Term Loan Facility”), comprised of €125,000,000 of initial term loans, the entire amount of which was funded on such date, and €250,000,000 of delayed draw term loan commitments that were funded on September 9, 2023.

In this report, Digital Core REIT (“DCREIT”) is a standalone real estate investment trust formed under Singapore law, which is publicly traded on the Singapore Exchange under the ticker symbol “DCRU”.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$24,133,784	$24,120,782
Investments in unconsolidated entities	2,702,847	2,639,800
Net investments in real estate	26,836,631	26,760,582
Operating lease right-of-use assets, net	1,165,924	1,178,853
Cash and cash equivalents	2,321,885	3,870,891
Accounts and other receivables, net	1,373,521	1,257,464
Deferred rent, net	641,290	642,456
Goodwill	9,174,165	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,124,989	2,178,054
Assets held for sale and contribution	953,236	—
Other assets	488,921	465,885
Total assets	$45,080,562	$45,283,616
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,096,931	$1,611,308
Unsecured term loans, net	404,335	386,903
Unsecured senior notes, net of discount	14,744,063	13,962,852
Secured and other debt, net of discount	770,950	753,314
Operating lease liabilities	1,281,572	1,294,219
Accounts payable and other accrued liabilities	1,927,611	2,056,215
Deferred tax liabilities	1,109,294	1,084,562
Accrued dividends and distributions	—	418,661
Security deposits and prepaid rents	559,768	539,802
Obligations associated with assets held for sale and contribution	7,882	—
Total liabilities	21,902,406	22,107,836

Redeemable noncontrolling interests	1,459,322	1,433,185
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of March 31, 2025 and December 31, 2024	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 shares authorized; 336,743 and 336,637 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,338	3,337
Additional paid-in capital	28,091,661	28,079,738
Accumulated dividends in excess of earnings	(6,604,217)	(6,292,085)
Accumulated other comprehensive loss, net	(926,874)	(1,182,283)
Total stockholders’ equity	21,295,598	21,340,397
Noncontrolling interests	423,236	402,198
Total equity	21,718,834	21,742,595
Total liabilities and equity	$45,080,562	$45,283,616

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Rental and other services	$1,386,861	$1,317,271
Fee income and other	20,776	13,872
Total operating revenues	1,407,637	1,331,143
Operating Expenses:
Rental property operating and maintenance	551,985	548,939
Property taxes and insurance	53,339	43,850
Depreciation and amortization	443,009	431,102
General and administrative	123,540	115,210
Transactions and integration	39,902	31,839
Other	112	10,836
Total operating expenses	1,211,887	1,181,776
Operating income	195,750	149,367
Other Income (Expenses):
Equity in loss of unconsolidated entities	(7,640)	(16,008)
Gain on disposition of properties, net	1,111	277,787
Other income, net	32,773	9,709
Interest expense	(98,464)	(109,535)
Loss on debt extinguishment and modifications	—	(1,070)
Income tax expense	(17,135)	(22,413)
Net income	106,395	287,837
Net loss (income) attributable to noncontrolling interests	3,579	(6,329)
Net income attributable to Digital Realty Trust, Inc.	109,974	281,508
Preferred stock dividends	(10,181)	(10,181)
Net income available to common stockholders	$99,793	$271,327
Net income per share available to common stockholders:
Basic	$0.30	$0.87
Diluted	$0.27	$0.82
Weighted average common shares outstanding:
Basic	336,683	312,292
Diluted	344,721	320,798

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$106,395	$287,837
Other comprehensive income (loss):
Foreign currency translation adjustments	286,406	(200,004)
Increase in fair value of derivatives	22,321	69,035
Reclassification to interest expense from derivatives	(8,656)	(10,330)
Other comprehensive income (loss)	300,071	(141,299)
Comprehensive income	406,466	146,538
Comprehensive (income) loss attributable to noncontrolling interests	(41,083)	34,769
Comprehensive income attributable to Digital Realty Trust, Inc.	$365,383	$181,307

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595
Conversion of common units to common stock	—	—	4,403	—	370	—	—	(370)	—
Vesting of restricted stock, net	—	—	53,159	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	984	—	—	—	984
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	49,157	1	2,554	—	—	—	2,555
Reclassification of vested share-based awards	—	—	—	—	(19,941)	—	—	19,941	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	22,458	—	—	—	22,458
Adjustment to redeemable noncontrolling interests	(5,498)	—	—	—	5,498	—	—	—	5,498
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(411,925)	—	(7,656)	(419,581)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(135)	(135)
Net income (loss)	(6,145)	—	—	—	—	109,974	—	2,566	112,540
Other comprehensive income (loss)	37,970	—	—	—	—	—	255,409	6,692	262,101
Balance as of March 31, 2025	$1,459,322	$731,690	336,743,461	$3,338	$28,091,661	$(6,604,217)	$(926,874)	$423,236	$21,718,834

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$106,395	$287,837
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(1,111)	(277,787)
Equity in loss of unconsolidated entities	7,640	16,008
Distributions from unconsolidated entities	60,020	45,797
Depreciation and amortization	443,009	431,102
Amortization of share-based compensation	20,878	16,736
Loss on debt extinguishment and modifications	—	1,070
Straight-lined rents and amortization of above and below market leases	(16,552)	4,699
Amortization of deferred financing costs and debt discount / premium	7,581	6,931
Other operating activities, net	9,266	473
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(104,248)	(33,034)
Decrease in accounts payable and other liabilities	(133,793)	(147,557)
Net cash provided by operating activities	399,085	352,275
Cash flows from investing activities:
Improvements to investments in real estate	(787,303)	(659,315)
Cash paid for business combination / asset acquisitions, net of cash acquired	(36,382)	(80,581)
Investments in and advances to unconsolidated entities	(168,384)	(121,357)
Return of investment from unconsolidated entities	74,900	85,586
Proceeds from sale of assets	62,082	814,101
Other investing activities, net	(48,093)	(31,815)
Net cash (used in) provided by investing activities	(903,180)	6,619
Cash flows from financing activities:
Proceeds from credit facilities	466,116	447,018
Payments on credit facilities	(1,007,655)	(311,174)
Borrowings on secured / unsecured debt	871,286	5,568
Repayments on secured / unsecured debt	(495,800)	(240,000)
Capital (distribution to) contributions from noncontrolling interests, net	(135)	(21,426)
Proceeds from issuance of common stock, net	984	98,047
Payments of dividends and distributions	(848,613)	(788,525)
Other financing activities, net	(4,180)	778
Net cash used in financing activities	(1,017,997)	(809,714)
Net decrease in cash, cash equivalents and restricted cash	(1,522,092)	(450,820)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,438)	13,438
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470
Cash, cash equivalents and restricted cash at end of period	$2,328,170	$1,199,088

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	March 31,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$24,133,784	$24,120,782
Investments in unconsolidated entities	2,702,847	2,639,800
Net investments in real estate	26,836,631	26,760,582
Operating lease right-of-use assets, net	1,165,924	1,178,853
Cash and cash equivalents	2,321,885	3,870,891
Accounts and other receivables, net	1,373,521	1,257,464
Deferred rent, net	641,290	642,456
Goodwill	9,174,165	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,124,989	2,178,054
Assets held for sale and contribution	953,236	—
Other assets	488,921	465,885
Total assets	$45,080,562	$45,283,616
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,096,931	$1,611,308
Unsecured term loans, net	404,335	386,903
Unsecured senior notes, net of discount	14,744,063	13,962,852
Secured and other debt, net of discount	770,950	753,314
Operating lease liabilities	1,281,572	1,294,219
Accounts payable and other accrued liabilities	1,927,611	2,056,215
Deferred tax liabilities	1,109,294	1,084,562
Accrued dividends and distributions	—	418,661
Security deposits and prepaid rents	559,768	539,802
Obligations associated with assets held for sale and contribution	7,882	—
Total liabilities	21,902,406	22,107,836

Redeemable noncontrolling interests	1,459,322	1,433,185
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of March 31, 2025 and December 31, 2024	731,690	731,690
Common units, 336,743 and 336,637 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	21,490,782	21,790,990
Limited Partners, 6,349 and 6,135 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	441,048	426,183
Accumulated other comprehensive loss	(951,966)	(1,212,367)
Total partners’ capital	21,711,554	21,736,496
Noncontrolling interests in consolidated entities	7,280	6,099
Total capital	21,718,834	21,742,595
Total liabilities and capital	$45,080,562	$45,283,616

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Rental and other services	$1,386,861	$1,317,271
Fee income and other	20,776	13,872
Total operating revenues	1,407,637	1,331,143
Operating Expenses:
Rental property operating and maintenance	551,985	548,939
Property taxes and insurance	53,339	43,850
Depreciation and amortization	443,009	431,102
General and administrative	123,540	115,210
Transactions and integration	39,902	31,839
Other	112	10,836
Total operating expenses	1,211,887	1,181,776
Operating income	195,750	149,367
Other Income (Expenses):
Equity in loss of unconsolidated entities	(7,640)	(16,008)
Gain on disposition of properties, net	1,111	277,787
Other income, net	32,773	9,709
Interest expense	(98,464)	(109,535)
Loss on debt extinguishment and modifications	—	(1,070)
Income tax expense	(17,135)	(22,413)
Net income	106,395	287,837
Net loss (income) attributable to noncontrolling interests	6,579	(129)
Net income attributable to Digital Realty Trust, L.P.	112,974	287,708
Preferred units distributions	(10,181)	(10,181)
Net income available to common unitholders	$102,793	$277,527
Net income per unit available to common unitholders:
Basic	$0.30	$0.87
Diluted	$0.28	$0.82
Weighted average common units outstanding:
Basic	342,594	318,469
Diluted	350,632	326,975

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$106,395	$287,837
Other comprehensive income (loss):
Foreign currency translation adjustments	286,406	(200,004)
Increase in fair value of derivatives	22,321	69,035
Reclassification to interest expense from derivatives	(8,656)	(10,330)
Other comprehensive income (loss)	300,071	(141,299)
Comprehensive income	$406,466	$146,538
Comprehensive (income) loss attributable to noncontrolling interests	(33,091)	38,755
Comprehensive income attributable to Digital Realty Trust, L.P.	$373,375	$185,293

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2024	$1,433,185	30,200,000	731,690	336,636,742	21,790,990	6,134,812	426,183	(1,212,367)	6,099	21,742,595
Conversion of limited partner common units to general partner common units	—	—	—	4,403	370	(4,403)	(370)	—	—	—
Vesting of restricted common units, net	—	—	—	53,159	—	—	—	—	—	—
Common unit offering costs	—	—	—	—	984	—	—	—	—	984
Issuance of limited partner common units, net	—	—	—	—	—	218,586	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	49,157	2,555	—	—	—	—	2,555
Amortization of share-based compensation	—	—	—	—	22,458	—	—	—	—	22,458
Reclassification of vested share-based awards	—	—	—	—	(19,941)	—	19,941	—	—	—
Adjustment to redeemable partnership units	(5,498)	—	—	—	5,498	—	—	—	—	5,498
Distributions	(190)	—	(10,181)	—	(411,925)	—	(7,656)	—	—	(429,762)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(135)	(135)
Net income (loss)	(6,145)	—	10,181	—	99,793	—	2,950	—	(384)	112,540
Other comprehensive income (loss)	37,970	—	—	—	—	—	—	260,401	1,700	262,101
Balance as of March 31, 2025	$1,459,322	30,200,000	$731,690	336,743,461	$21,490,782	6,348,995	$441,048	$(951,966)	$7,280	$21,718,834

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2024	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2023	$1,394,814	30,200,000	$731,690	311,607,580	$19,137,237	6,448,987	$459,356	$(772,668)	$45,892	$19,601,507
Conversion of limited partner common units to general partner common units	—	—	—	71,938	5,300	(71,938)	(5,300)	—	—	—
Vesting of restricted common units, net	—	—	—	55,243	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	637,980	98,047	—	—	—	—	98,047
Issuance of limited partner common units, net	—	—	—	—	—	210,909	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	47,918	2,902	—	—	—	—	2,902
Amortization of share-based compensation	—	—	—	—	18,377	—	—	—	—	18,377
Reclassification of vested share-based awards	—	—	—	—	(9,752)	—	9,752	—	—	—
Adjustment to redeemable partnership units	1,476	—	—	—	(1,476)	—	—	—	—	(1,476)
Distributions	(190)	—	(10,181)	—	(382,208)	—	(7,958)	—	—	(400,347)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(21,426)	(21,426)
Net income (loss)	(5,207)	—	10,181	—	271,327	—	3,758	—	7,778	293,044
Other comprehensive income (loss)	(37,855)	—	—	—	(1,503)	—	—	(100,911)	(1,029)	(103,443)
Balance as of March 31, 2024	$1,353,038	30,200,000	$731,690	312,420,659	$19,138,251	6,587,958	$459,608	$(873,579)	$31,215	$19,487,185

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$106,395	$287,837
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(1,111)	(277,787)
Equity in loss of unconsolidated entities	7,640	16,008
Distributions from unconsolidated entities	60,020	45,797
Depreciation and amortization	443,009	431,102
Amortization of share-based compensation	20,878	16,736
Loss on debt extinguishment and modifications	—	1,070
Straight-lined rents and amortization of above and below market leases	(16,552)	4,699
Amortization of deferred financing costs and debt discount / premium	7,581	6,931
Other operating activities, net	9,266	473
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(104,248)	(33,034)
Decrease in accounts payable and other liabilities	(133,793)	(147,557)
Net cash provided by operating activities	399,085	352,275
Cash flows from investing activities:
Improvements to investments in real estate	(787,303)	(659,315)
Cash paid for business combination / asset acquisitions, net of cash acquired	(36,382)	(80,581)
Investments in and advances to unconsolidated entities	(168,384)	(121,357)
Return of investment from unconsolidated entities	74,900	85,586
Proceeds from sale of assets	62,082	814,101
Other investing activities, net	(48,093)	(31,815)
Net cash (used in) provided by investing activities	(903,180)	6,619
Cash flows from financing activities:
Proceeds from credit facilities	466,116	447,018
Payments on credit facilities	(1,007,655)	(311,174)
Borrowings on secured / unsecured debt	871,286	5,568
Repayments on secured / unsecured debt	(495,800)	(240,000)
Capital (distribution to) contributions from noncontrolling interests, net	(135)	(21,426)
General partner contributions	984	98,047
Payments of dividends and distributions	(848,613)	(788,525)
Other financing activities, net	(4,180)	778
Net cash used in financing activities	(1,017,997)	(809,714)
Net decrease in cash, cash equivalents and restricted cash	(1,522,092)	(450,820)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,438)	13,438
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470
Cash, cash equivalents and restricted cash at end of period	$2,328,170	$1,199,088

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

The OP holds substantially all the assets of the Company. The OP conducts the operations of the business and has no publicly traded equity. Except for net proceeds from public equity issuances by the Parent, which are generally contributed to the OP in exchange for partnership units, the OP generally generates capital required by the Company’s business primarily through the OP’s operations, by the OP’s or its affiliates’ direct or indirect incurrence of indebtedness or through the issuance of partnership units.

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of March 31, 2025	As of December 31, 2024
Land	$1,114,015	$1,108,251
Acquired ground lease	89	86
Buildings and improvements	25,940,229	25,567,155
Tenant improvements	893,631	883,502
	27,947,964	27,558,994
Accumulated depreciation and amortization	(8,856,535)	(8,641,331)
Investments in operating properties, net	19,091,429	18,917,663
Construction in progress and space held for development	4,973,266	5,164,334
Land held for future development	69,089	38,785
Investments in properties, net	$24,133,784	$24,120,782

Acquisitions

During the quarter, we closed on two land acquisitions in Charlotte, North Carolina. The first acquisition was approximately 48 acres for $20.0 million, adjacent to our existing campus that was acquired in the fourth quarter of 2024. The second acquisition was for two parcels adjacent to our existing connectivity hub in Uptown Charlotte for approximately $16.1 million.

Contributions

During the three months ended March 31, 2025, Digital Realty launched its first U.S. hyperscale data center fund (the “Fund”), successfully raising approximately $1.4 billion of equity commitments, from a broad array of global limited partners (“LP”). As of April 22, 2025, Fund commitments totaled approximately $1.7 billion. The Fund is targeting $2.5 billion of LP equity commitments, representing up to an 80% ownership interest, while Digital Realty will maintain at least a 20% stake in the assets. The Fund will be comprised of operating hyperscale data centers and development sites, located across leading U.S. data center markets, including Northern Virginia, Dallas, Atlanta, Charlotte, New York metro and Silicon Valley. The initial portfolio includes five operating data centers plus four land sites with access to power for data center development. Digital Realty expects to contribute a share of the assets to the Fund in the second quarter and will serve as general partner, maintaining operational and management responsibilities for the assets. The disposition of a portion of our interest in the data centers met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the Fund. These data centers were not representative of a significant component of our portfolio, nor will the contribution represent a significant shift in our strategy.

As of March 31, 2025, real estate assets, including those mentioned above, that qualified as held for sale had an aggregate carrying value of $953.2 million within total assets and $7.9 million within total liabilities and are shown within Assets held for sale and contribution and Obligations associated with assets held for sale and contribution, respectively, on the condensed consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Leases

Lessor Accounting

We generate most of our revenue by leasing operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, some of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. Our largest customer’s total revenue approximates 12% of our total revenue base. No other individual customer makes up more than 7% of our total revenue.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of March 31, 2025, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of March 31, 2025, the termination dates of these ground leases generally range from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2025 to 2036.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease, plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $38.2 million and $37.0 million for the three months ended March 31, 2025 and 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Receivables

Accounts and Other Receivables, Net

Accounts and Other Receivables, net is primarily comprised of contractual rents and other lease-related obligations currently due from customers. These amounts (net of an allowance for estimated uncollectible amounts) are shown in the subsequent table as Accounts receivable – trade, net. The other receivables shown separately from Accounts receivable – trade, net consist primarily of value-added tax receivables, various management fees for functions provided to managed joint ventures, as well as amounts that have not yet been billed to customers, such as for utility reimbursements and installation fees.

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2025	December 31, 2024
Accounts receivable – trade	$664,161	$629,250
Allowance for doubtful accounts	(62,803)	(59,224)
Accounts receivable – trade, net	601,358	570,026

Accounts receivable – customer recoveries	191,573	178,827
Value-added tax receivables	166,886	160,369
Accounts receivable – installation fees	169,804	157,409
Other receivables	243,900	190,833
Accounts and other receivables, net	$1,373,521	$1,257,464

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

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2025	December 31, 2024
Deferred rent receivables	$643,081	$644,566
Allowance for deferred rent receivables	(1,791)	(2,110)
Deferred rent, net	$641,290	$642,456

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	March 31, 2025	December 31, 2024
Americas (1)	$1,311,882	$1,311,950
APAC (2)	731,500	615,687
EMEA (3)	203,216	252,791
Global (4)	456,249	459,372
Total	$2,702,847	$2,639,800

Includes the following unconsolidated entities along with our ownership percentage as of March 31, 2025:

(1)	Ascenty (49%), Blackstone (20%), Clise (50%), GI Partners (ranging from 20% to 25%), Mapletree (20%), Menlo (20%), Mitsubishi (20%), Realty Income (20%), TPG Real Estate (20%), and Walsh (87%).
(2)	Digital Connexion (33%), Digital Realty Bersama (50%), Lumen (50%), and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (39%).

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

Digital Realty Bersama Joint Venture – On March 18, 2025, we formed a joint venture with Bersama Digital Infrastructure Asia (BDIA) to develop and operate data centers across Indonesia. We acquired a 50% interest in the joint venture, which consists of two land parcels and two buildings in Jakarta, Indonesia for approximately $94.7 million. The 6 acres of land and two buildings can support up to approximately 32 megawatts of IT load.

Mitsubishi Joint Venture - On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. We retained a 35% interest in the joint venture. Each partner funded its pro rata share of the remaining $140 million estimated development cost for the first phase of the project, of which one project was completed in June 2024 and another was completed in October 2024. On January 31, 2025, Mitsubishi made an additional cash capital contribution in the amount of $62 million, resulting in an additional 15% ownership in the joint venture. The transaction resulted in a gain of approximately $5.1 million. Currently, Mitsubishi has an 80% interest in the joint venture, and we have retained a 20% interest.

DCREIT – Digital Core REIT is a standalone real estate investment trust formed under Singapore law, which is publicly traded on the Singapore Exchange under the ticker symbol “DCRU”. DCREIT owns 10 operating data center properties. The Company has ownership interest in the units of DCREIT, as well as ownership interests in the operating properties of DCREIT.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2025, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

The Company’s 32% interest in DCREIT consisted of 415 million units and 418 million units as of March 31, 2025 and December 31, 2024, respectively. Based on the closing price per unit of $0.53 and $0.58 as of March 31, 2025 and December 31, 2024, respectively, the fair value of the units the Company owned in DCREIT was approximately $220 million and $242 million as of March 31, 2025 and December 31, 2024, respectively.

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.9 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively, which is recorded as fee income and other on the condensed consolidated income statement.

Ascenty – In addition to the Company’s 49% ownership interest in Ascenty, there is also an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $23 million and $23 million as of March 31, 2025 and December 31, 2024, respectively. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at March 31, 2025 as compared to December 31, 2024 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	March 31, 2025			December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,762,907	$(1,104,529)	$1,658,378	$2,783,428	$(1,080,547)	$1,702,881
Acquired in-place lease value	1,010,690	(842,938)	167,752	1,043,706	(863,021)	180,685
Other	133,096	(38,223)	94,873	122,638	(36,038)	86,600
Acquired above-market leases	112,256	(109,331)	2,925	126,322	(122,714)	3,608
Acquired below-market leases	(259,211)	222,055	(37,156)	(258,243)	219,672	(38,571)
Total	$3,759,738	$(1,872,966)	$1,886,772	$3,817,851	$(1,882,648)	$1,935,203

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $57.1 million and $59 million for the three months ended March 31, 2025 and 2024, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.2 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing April 1, 2025 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2025	$176,782	$35,976	$2,097	$463	$(4,713)
2026	206,319	46,740	2,796	431	(6,522)
2027	206,094	37,987	2,796	431	(5,934)
2028	185,165	20,827	2,814	431	(5,861)
2029	153,224	11,972	2,868	398	(5,861)
Thereafter	730,794	14,250	3,566	771	(8,265)
Total	$1,658,378	$167,752	$16,937	$2,925	$(37,156)

(1)	Excludes power grid rights in the amount of approximately $77.9 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	March 31, 2025		December 31, 2024
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	3.04%	$1,121,628	3.81%	$1,637,922
Unsecured term loans	3.23%	405,600	3.23%	388,275
Unsecured senior notes	2.28%	14,849,815	2.26%	14,059,415
Secured and other debt	8.70%	778,767	8.52%	761,263
Total	2.65%	$17,155,810	2.72%	$16,846,875

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	March 31, 2025		December 31, 2024
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,915,593	17.0%	$2,852,102	16.9%
British pound sterling (£)	1,162,620	6.8%	1,627,080	9.7%
Euro (€)	10,919,928	63.7%	10,327,404	61.3%
Other	2,157,669	12.5%	2,040,289	12.1%
Total	$17,155,810		$16,846,875

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of March 31, 2025 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes(4)	Other Debt	Total Debt
2025	$—	$405,600	$703,040	$605	$1,109,245
2026	—	—	1,473,694	117,746	1,591,440
2027	—	—	1,169,622	236,824	1,406,446
2028	—	—	2,090,800	365,079	2,455,879
2029	1,121,628	—	2,807,449	14,387	3,943,464
Thereafter	—	—	6,605,210	44,126	6,649,336
Subtotal	$1,121,628	$405,600	$14,849,815	$778,767	$17,155,810
Unamortized net discounts	—	—	(33,220)	(3,762)	(36,982)
Unamortized deferred financing costs	(24,697)	(1,265)	(72,532)	(4,055)	(102,549)
Total	$1,096,931	$404,335	$14,744,063	$770,950	$17,016,279
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million Euro Term Loan Facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding.
(4)	The £400 million 4.250% unsecured senior notes were paid at maturity on January 17, 2025.

On September 24, 2024, we refinanced our Global Revolving Credit Facilities. Below are key terms for our Global Revolving Credit Facility and Yen Revolving Credit Facility.

Global Revolving Credit Facility

We have a Global Revolving Credit Facility under which we may draw up to $4.1 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of March 31, 2025, approximately $117.6 million of letters of credit were issued.

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

Yen Revolving Credit Facility

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese Yen of up to ¥42.5 billion (approximately $283.5 million based on the exchange rate on March 31, 2025), hereafter referred to as the “Yen Revolving Credit Facility”. We have the ability from time to time to increase the size of the Yen Revolving Credit Facility to up to ¥102.5 billion, subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen Revolving Credit Facility are as follows:

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

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of March 31, 2025, we were in compliance with all of such covenants for both of these revolving credit facilities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	March 31, 2025	December 31, 2024
4.250% notes due 2025 (1)		£400,000	$634,480	Jan 17, 2025	$—	500,640
0.625% notes due 2025		€650,000	$720,980	Jul 15, 2025	703,040	673,010
2.500% notes due 2026		€1,075,000	$1,224,640	Jan 16, 2026	1,162,720	1,113,055
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	310,974	302,987
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	169,622	165,265
3.700% notes due 2027 (2)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028 (2)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	540,800	517,700
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	305,319	297,478
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	452,130	438,060
1.875% notes due 2029 (2)		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	1,150,000
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	811,200	776,550
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	710,490	688,380
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	540,800	517,700
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,081,600	1,035,400
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	811,200	776,550
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	811,200	776,550
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	919,360	880,090
3.875% notes due 2035		€850,000	876,180	Mar 15, 2035	919,360	—
					$14,849,815	$14,059,415
Unamortized discounts, net of premiums					(33,220)	(27,476)
Deferred financing costs, net					(72,532)	(69,087)
Total unsecured senior notes, net of discount and deferred financing costs					$14,744,063	$13,962,852
(1)	Paid at maturity on January 17, 2025.
(2)	Subject to cross-currency swaps.

Issuance of Unsecured Senior Notes

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

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2025, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted earnings per share (“EPS”) / earnings per unit (“EPU”) (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income available to common stockholders	$99,793	$271,327
Loss attributable to redeemable noncontrolling interest (1)	(6,195)	(7,649)
Net income available to common stockholders - diluted EPS	93,598	263,678

Denominator:
Weighted average shares outstanding—basic	336,683	312,292
Potentially dilutive common shares:
Unvested incentive units	138	196
Unvested restricted stock	96	112
Market performance-based awards	222	361
Redeemable noncontrolling interest shares (1)	7,582	7,837
Weighted average shares outstanding—diluted	344,721	320,798
Income per share:
Basic	$0.30	$0.87
Diluted	$0.27	$0.82

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income available to common unitholders	$102,793	$277,527
Loss attributable to redeemable noncontrolling interest (1)	(6,195)	(7,649)
Net income available to common unitholders - diluted EPS	96,598	269,878

Denominator:
Weighted average units outstanding—basic	342,594	318,469
Potentially dilutive common units:
Unvested incentive units	138	196
Unvested restricted units	96	112
Market performance-based awards	222	361
Redeemable noncontrolling interest shares (1)	7,582	7,837
Weighted average units outstanding—diluted	350,632	326,975
Income per unit:
Basic	$0.30	$0.87
Diluted	$0.28	$0.82
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

In November 2024, Digital Realty Trust, L.P. issued $1,150,000,000 principal amount of its 1.875% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”). Net proceeds from the offering were approximately $1.13 billion after deducting managers’ discounts and offering expenses. As of March 31, 2025, the holders of the Exchangeable Notes will have an option on or after August 15, 2029, or at an earlier date under certain circumstances, to exchange the notes. The Company must always cash settle the principal amount of the Exchangeable Notes, while any excess may be settled via cash, common shares or a combination at the election of the Company. Accordingly, the Company applies the if converted method to determine the dilutive impact on EPS related to the Exchangeable Notes. There is no interest expense adjustment to the numerator as the principal will always be cash settled. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above principal and interest component) of the instrument by the average share price during the period. The “conversion spread value” is the value that would be delivered to the holders in shares based on the terms of the Exchangeable Notes upon an assumed conversion. As of March 31, 2025, the conversion spread value is currently zero, since the weighted average price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

The table below shows the securities that would be antidilutive or not dilutive to the calculation of earnings per share and unit. Common units of the Operating Partnership not owned by Digital Realty Trust, Inc. were excluded only from the calculation of earnings per share as they are not applicable to the calculation of earnings per unit. All other securities shown below were excluded from the calculation of both earnings per share and earnings per unit (in thousands).

	Three Months Ended March 31,
	2025	2024
Exchangeable Notes	6,624	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,911	6,176
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,354	1,438
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,424	1,512
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,335	2,481
Total	17,648	11,607

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are parties to an ATM Equity OfferingSM Sales Agreement dated December 23, 2024 (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. For the three months ended March 31, 2025, we had no sales under the 2024 Sales Agreement and $3.0 billion remain available.

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

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	336,743	98.1%	336,637	98.2%
Noncontrolling interests consist of:
Common units held by third parties	4,049	1.2%	4,049	1.2%
Incentive units held by employees and directors (see Note 12. ''Incentive Plans'')	2,300	0.7%	2,086	0.6%
	343,092	100.0%	342,772	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $902.1 million and $1,090.4 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2025 and December 31, 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows activity for noncontrolling interests in the Operating Partnership for the three months ended March 31, 2025 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2024	4,049	2,086	6,135
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(4)	(4)
Incentive units issued upon achievement of market performance condition	—	67	67
Grant of incentive units to employees and directors	—	154	154
Cancellation / forfeitures of incentive units held by employees and directors	—	(3)	(3)
As of March 31, 2025	4,049	2,300	6,349
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2025 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$411,925
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the three months ended March 31, 2025 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$419,771
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

For U.S. federal income tax purposes, distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Such distributions in excess of a stockholder’s tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions; however, in the future we may also need to utilize borrowings under the Global Revolving Credit Facility to fund all or a portion of distributions.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2024	$(1,189,649)	$7,366	$(1,182,283)
Net current period change	242,011	13,398	255,409
Balance as of March 31, 2025	$(947,638)	$20,764	$(926,874)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2024	$(1,218,412)	$6,045	$(1,212,367)
Net current period change	246,736	13,665	260,401
Balance as of March 31, 2025	$(971,676)	$19,710	$(951,966)

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

Service-Based Restricted Stock Units: Service-based Restricted Stock Units covering shares of Digital Realty Trust, Inc. common stock, which vest over periods between two and four years, are settled in shares of Digital Realty Trust, Inc.’s common stock upon vesting.

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

2022 Awards

●

In January 2025, the RMS Relative Market Performance was achieved at the high level of performance for the 2022 awards and, accordingly, 61,661 Class D units and 5,654 Restricted Stock Units performance vested and qualified for time-based vesting.

●	The Class D units included 6,997 distribution equivalent units that immediately vested on December 31, 2024.

●	On February 27, 2025, 50% of the 2022 awards vested and the remaining 50% will vest on February 27, 2026, subject to continued employment through the vesting date.

The grant date fair value of the Market-Based Performance Awards was approximately $12.3 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial-Based Performance Awards.

On January 1, 2025, the Company granted Financial-Based Performance Awards, which vest based on growth in same-store cash net operating income during the three-year period commencing on January 1, 2025. The awards have a time-based vesting element consistent with the Market-Based Performance Awards discussed above. For these awards, fair value is based on market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period. The grant date fair value of these awards was $12.3 million, based on Digital Realty Trust, Inc.’s closing stock price at the grant date.

As of March 31, 2025, approximately 2.9 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended March 31,				March 31,	December 31,	compensation
Type of incentive award	2025	2024	2025	2024	2025	2024	(in years)
Long-term incentive units	$4.7	$3.7	$—	$—	$42.6	$22.1	2.8
Performance-based awards	3.3	2.2	0.1	—	39.6	24.1	2.9
Service-based restricted stock units	9.5	7.6	1.5	1.5	121.8	70.3	3.1

Activity for LTIP Units and Service-based Restricted Stock Units for the three months ended March 31, 2025 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	263,130	$129.93
Granted	153,578	166.48
Vested	(95,245)	126.58
Cancelled or expired	(2,988)	131.88
Unvested, end of period	318,475	$148.54

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	591,797	$145.15
Granted	403,762	147.61
Vested	(76,656)	131.41
Cancelled or expired	(3,912)	148.48
Unvested, end of period	914,991	$147.37

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of March 31, 2025 and December 31, 2024, we had cross-currency interest rate swaps outstanding with notional amounts of $2.1 billion and maturity dates ranging through 2029.

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

		Three Months Ended March 31,
		2025	2024
Cross-currency interest rate swaps (included component) (1)		$(92,339)	$(52,030)
Cross-currency interest rate swaps (excluded component) (2)		28,406	5,649
Total		$(63,933)	$(46,381)

	Location of	Three Months Ended March 31,
	gain or (loss)	2025	2024
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$7,599	$6,103
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of March 31, 2025, we had a derivative designated as cash flow hedge on the Euro Term Loan Facility (€375 million notional amount). Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of March 31, 2025, we estimate that an additional $0.1 million will be reclassified as a decrease to interest expense during the twelve months ended March 31, 2026, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest rate swaps	$8,127	$(12,324)

	Location of	Three Months Ended March 31,
	gain or (loss)	2025	2024
Interest rate swaps	Interest expense	$1,058	$4,227

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$16,157	$122,805	$32,883	$75,597
Interest rate swaps	5,735	18,109	6,130	11,253
	$21,892	$140,914	$39,013	$86,850
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

14. Fair Value

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2024 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and the Euro Term Loan Facility approximates the estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and the fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on March 31, 2025 and December 31, 2024 as compared to those in effect when the debt was issued or assumed. As described in Note 13. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities and USD Term Loan Facility, unsecured senior notes and secured and other debt as of the respective periods are shown below (in thousands):

	Categorization	As of March 31, 2025		As of December 31, 2024
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$1,121,628	$1,121,628	$1,637,922	$1,637,922
Unsecured term loans (1)	Level 2	405,600	405,600	388,275	388,275
Unsecured senior notes (2)	Level 2	14,005,614	14,849,815	13,370,897	14,059,415
Secured and other debt (2)	Level 2	772,039	778,767	752,732	761,263
		$16,304,881	$17,155,810	$16,149,826	$16,846,875
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2025, we had open commitments, including amounts reimbursable by customers of approximately $103.6 million, related to construction contracts of approximately $2.3 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2025, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance – In September 2024, an incident at one of our Singapore data centers resulted in damages to the facility. We believe this incident is substantially covered by our insurance policies, including coverage for the repair cost of the building, business interruption loss and potential third-party claims, subject to deductibles. Initial costs, including direct costs related to the incident and an estimated write-off of damage caused to existing fixed assets, totaling approximately $16 million were incurred during 2024. After factoring our expected insurance coverage and related deductible, we reported net expenses of approximately $5.0 million related to this incident for 2024. We received insurance proceeds of $7.3 million since the date of the incident through March 31, 2025. We had insurance receivable balances of $16.1 million and $11.6 million, respectively, as of March 31, 2025 and December 31, 2024 for known losses for which insurance reimbursement is probable, which is included in Other assets in the condensed consolidated balance sheets. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of March 31, 2025, and December 31, 2024:

	Balance as of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,321,885	$3,870,891
Restricted cash (included in Other assets)	6,285	5,809
Total	$2,328,170	$3,876,700

We paid $143.9 million and $165.0 million for interest, net of amounts capitalized, for the three months ended March 31, 2025 and 2024, respectively.

We paid $43.0 million and $8.5 million for income taxes, net of refunds, for the three months ended March 31, 2025 and 2024, respectively.

Accrued construction related costs totaled $474.9 million and $469.3 million as of March 31, 2025 and 2024, respectively.

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who uses net income as a primary measure of operating results on a consolidated basis in making decisions. Net income is computed in accordance with U.S. GAAP. Significant expense categories, including Rental property operating and maintenance, Property taxes and insurance, General and administrative and Interest expense, are regularly provided to the Company’s CODM as components of net income, which are reflected on the condensed consolidated income statement.

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

	Operating Revenues
	Three Months Ended March 31,
(Amounts in millions)	2025	2024
Inside the United States	$761.6	$704.8
Outside the United States	646.0	626.3
Revenue Outside of U.S. %	45.9%	47.1%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
(Amounts in millions)	2025	2024	2025	2024
Inside the United States	$9,925.4	$10,592.3	$535.6	$552.3
Outside the United States	14,208.4	13,528.5	630.3	626.6

Net Assets in Foreign Operations	$8,553.4	$7,744.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; increased tariffs, global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Summary of 2025 Significant Activities

We completed the following significant activities during the three months ended March 31, 2025:

●	In January 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2035 (the “2035 Notes”). Net proceeds from the offering were approximately €838 million (approximately $864 million based on the exchange rate on January 14, 2025) after deducting managers’ discounts and estimated offering expenses.
●	In March 2025, we formed a joint venture with Bersama Digital Infrastructure Asia (BDIA) to develop and operate data centers across Indonesia. We acquired a 50% interest in the joint venture, which consists of two land parcels and two buildings in Jakarta, Indonesia for approximately $94.7 million. The 6 acres of land and two buildings can support up to approximately 32 megawatts of IT load.

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

	As of March 31, 2025					As of December 31, 2024
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	101	20,000	2,779	1,025	85.0%	101	20,004	2,775	1,025	85.5%
Europe	106	9,147	2,616	717	76.9%	106	8,836	2,833	717	77.3%
Asia Pacific	11	1,577	66	289	81.8%	11	1,577	66	289	81.2%
Africa	12	1,704	1,422	21	82.9%	12	1,704	1,422	21	82.8%
Consolidated Portfolio	230	32,427	6,882	2,052	82.4%	230	32,120	7,096	2,052	82.9%
Managed Unconsolidated Portfolio	31	5,597	1,769	400	93.3%	31	5,552	1,022	400	91.8%
Non-Managed Unconsolidated Portfolio	47	3,754	812	2,610	83.9%	47	3,654	787	2,234	83.0%
Total Portfolio	308	41,778	9,463	5,062	84.0%	308	41,326	8,904	4,686	84.1%
(1)	Net rentable square feet represent the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of March 31, 2025, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the three months ended March 31, 2025 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	499	$245	$256	4.1%	$1	1.2
> 1 MW	26	$181	$202	11.2%	$—	3.0
Other (6)	273	$41	$56	38.4%	$2	4.0
New Leases Signed (5)
0 — 1 MW	186	—	$290	—	$9	3.8
> 1 MW	542	—	$318	—	$—	12.6
Other (6)	24	—	$59	—	$1	10.5
Leasing Activity Summary
0 — 1 MW	685		$265
> 1 MW	568		$312
Other (6)	297		$57
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2025 to 2026.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
March 31, 2025
Metropolitan Area	Total annualized rent (1)
Northern Virginia	19.3%
Chicago	7.5%
Frankfurt	6.0%
London	5.1%
Dallas	4.9%
Singapore	4.6%
New York	4.5%
Amsterdam	4.0%
Sao Paulo	3.9%
Silicon Valley	3.8%
Paris	3.5%
Portland	3.3%
Johannesburg	3.1%
Tokyo	2.2%
Marseille	1.7%
Other	22.6%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the three months ended March 31, 2025 was approximately $4.2 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the three months ended March 31, 2025 as compared to December 31, 2024 is shown below (in thousands):

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2024	23,866	8,256	32,122
New development and space reconfigurations	2	414	416
Transfers to stabilized from non-stabilized	1,904	(1,904)	—
Transfers to non-stabilized from stabilized	(2,030)	1,919	(111)
As of March 31, 2025	23,742	8,685	32,427

Comparison of the Results of Operations for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Stabilized	1,053,488	$1,022,582	$30,906	3.0%
Non-Stabilized	333,373	294,689	38,684	13.1%
Rental and other services	1,386,861	1,317,271	69,590	5.3%
Fee income and other	20,776	13,872	6,904	49.8%
Total operating revenues	$1,407,637	$1,331,143	$76,494	5.7%

Total operating revenues increased by approximately $76.5 million in the three months ended March 31, 2025, compared to the same period in 2024.

Stabilized rental and other services revenue increased $30.9 million in the three months ended March 31, 2025, compared to the same period in 2024 primarily due to:

(i)	an increase of $38.9 million in new leasing and renewals across all regions; and
(ii)	offset by a decrease of $7.9 million in utility reimbursement largely driven by power price decreases, mainly in EMEA and APAC.

Non-stabilized rental and other services revenue increased $38.7 million in the three months ended March 31, 2025 and 2024, respectively, compared to the same period in 2024 primarily due to:

(i)	an increase of $76.9 million, due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Portland, London, Johannesburg and Zurich); and
(ii)	offset by a decrease of $38.2 million, related to properties sold or contributed after March 31, 2024.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Stabilized	$251,946	$262,687	$(10,741)	(4.1)%
Non-Stabilized	61,439	61,884	(445)	(0.7)%
Total Utilities	313,385	324,571	(11,186)	(3.4)%

Stabilized	177,432	166,218	11,214	6.7%
Non-Stabilized	61,168	58,150	3,018	5.2%
Total Rental property operating and maintenance (excluding utilities)	238,600	224,368	14,232	6.3%

Total Rental property operating and maintenance	551,985	548,939	3,046	0.6%

Stabilized	41,031	36,970	4,061	11.0%
Non-Stabilized	12,308	6,880	5,428	78.9%
Total Property taxes and insurance	53,339	43,850	9,489	21.6%

Total property level operating expenses	$605,324	$592,789	$12,535	2.1%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses decreased by approximately $10.7 million in the three months ended March 31, 2025, compared to the same period in 2024 primarily due to lower power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $11.2 million in the three months ended March 31, 2025, compared to the same period in 2024 primarily due to an increase in building operations expense, common area maintenance expense and data center labor.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $3.0 million in the three months ended March 31, 2025, compared to the same period in 2024 primarily due to an increase in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $4.1 million in the three months ended March 31, 2025 compared to the same period in 2024, based on new property tax assessments within the Northern Virginia area.

Total non-stabilized property taxes and insurance increased $5.4 million in the three months ended March 31, 2025, compared to the same period in 2024 primarily related to properties sold or contributed after March 31, 2024.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Depreciation and amortization	$443,009	$431,102	$11,907	2.8%
General and administrative	123,540	115,210	8,330	7.2%
Transaction, integration and other expense	39,902	31,839	8,063	25.3%
Other	112	10,836	(10,724)	n/m %
Total other operating expenses	606,563	588,987	17,576	3.0%
Total property level operating expenses	605,324	592,789	12,535	2.1%
Total operating expenses	$1,211,887	$1,181,776	$30,111	2.5%

Equity in Earnings (Loss) of Unconsolidated Entities

The change in Equity in earnings (loss) of unconsolidated entities was approximately $8.4 million in the three months ended March 31, 2025, compared to the same period in 2024. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties decreased approximately $276.7 million for the three months ended March 31, 2025, as compared to the same period in 2024.

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

Loss on Debt Extinguishment and Modifications

We incurred no losses on debt extinguishment and debt modifications in the three months ended March 31, 2025.

In January 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.1 million.

Interest Expense

Interest expense decreased approximately $11.1 million in the three months ended March 31, 2025, as compared to the same period in 2024 driven primarily by lower average balances on our Global Revolving Credit Facilities and term loan facilities offset by issuances of unsecured senior notes (€850 million of 3.875% Guaranteed Notes due 2033 (issued in September 2024), $1.15 billion of 1.875% Exchangeable Senior Notes due 2029 (issued in November 2024) and €850 million of 3.875% Guaranteed Notes due 2035 (issued in January 2025)).

Income Tax Expense

Income tax expense decreased by approximately $5.3 million in the three months ended March 31, 2025, as compared to the same period in 2024 due to jurisdictional rate mix in foreign jurisdictions and internal restructuring within the global group. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

As of March 31, 2025, we are under examination for various years in Australia, Germany, Kenya, Mauritius, Mozambique, Singapore, Switzerland, United Kingdom, and the United States.

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

Our Parent and our Operating Partnership are parties to an ATM Equity OfferingSM Sales Agreement dated December 23, 2024 (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. For the three months ended March 31, 2025, we had no sales under the 2024 Sales Agreement and $3.0 billion remain available.

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

We believe our Operating Partnership’s sources of working capital, specifically its cash flow from operations, and funds available under its Global Revolving Credit Facility are adequate for it to make its distribution payments to our Parent and, in turn, for our Parent to make its dividend payments to its stockholders. However, we cannot assure you that our Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including making distribution payments to our Parent. The lack of availability of capital could adversely affect our Operating Partnership’s ability to pay its distributions to our Parent, which would, in turn, adversely affect our Parent’s ability to pay cash dividends to its stockholders.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the three months ended March 31, 2025, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of March 31, 2025, we had $2,321.9 million of cash and cash equivalents, excluding $6.3 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

On September 24, 2024, we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.4 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of March 31, 2025. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At March 31, 2025, we had open commitments, related to construction contracts of approximately $2.3 billion, including amounts reimbursable of approximately $103.6 million.

For the remainder of 2025, we currently expect to incur approximately $2.3 billion to $2.8 billion of capital expenditures, which includes our share of joint venture contributions and is net of partner contributions for our development programs. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties are a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding square feet held in and costs incurred or to be incurred by unconsolidated entities.

Construction Projects in Progress	As of March 31, 2025			As of December 31, 2024
	Current	Future		Current	Future
(in thousands)	Investment (1)	Investment (2)	Total Cost	Investment (3)	Investment (2)	Total Cost
Future Development Capacity (4)	$2,211,937	$1,757,761	$3,969,698	$2,129,342	$1,550,645	$3,679,987
Data Center Construction	2,682,257	3,683,088	6,365,345	2,610,305	2,857,313	5,467,618
Equipment Pool and Other Inventory (5)	216,089	—	216,089	192,429	—	192,429
Campus, Tenant Improvements and Other (6)	239,564	171,892	411,456	271,042	157,976	429,018
Consolidated Land Held and Development Construction in Progress	$5,349,847	$5,612,741	$10,962,588	$5,203,119	$4,565,934	$9,769,052
(1)	Represents cost incurred through March 31, 2025. Includes approximately $307 million that is categorized within assets held for sale and contribution on the condensed consolidated balance sheet.
(2)	Represents estimated cost to complete scope of work pursuant to approved development budget.
(3)	Represents costs incurred through December 31, 2024.
(4)	Includes land and space held or actively under construction in preparation for future data center fit-out.
(5)	Represents long-lead equipment and materials required for timely deployment and delivery of data center fit-out.
(6)	Represents improvements in progress, which benefit space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements. Includes approximately $2.8 million included in our condensed consolidated balance sheet related to fair value adjustments on Teraco portfolio projects that were partially constructed as of August 1, 2022.

Future development reflects cumulative cost spent pending future development and includes ongoing improvements to building infrastructure in preparation for future data center fit-out. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Development projects	$686,622	$549,522
Enhancement and improvements	5,588	7,738
Recurring capital expenditures	35,305	47,676
Total capital expenditures (excluding indirect costs)	$727,515	$604,936

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the three months ended March 31, 2025 and 2024 were $59.8 million and $54.4 million, respectively. Capitalized interest comprised approximately $30.1 million and $28.5 million of the total indirect costs capitalized for the three months ended March 31, 2025 and 2024, respectively. Capitalized interest in the three months ended March 31, 2025 increased, compared to the same period in 2024, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the three months ended March 31, 2025 increased compared to the same period in 2024 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2025.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of April 28, 2025, we had approximately $3.1 billion of borrowings available under our Global Revolving Credit Facilities.

On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. In 2024, we received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture. Each partner funded its pro rata share of the remaining $140 million estimated development cost for the first phase of the project, of which one project was completed in June 2024 and another was completed in October 2024. On January 31, 2025, Mitsubishi made an additional cash capital contribution in the amount of $62 million, resulting in an additional 15% ownership in the joint venture. The transaction resulted in a gain of approximately $5.1 million. Currently, Mitsubishi has an 80% interest in the joint venture, and we have retained a 20% interest.

During the three months ended March 31, 2025, Digital Realty launched its first U.S. hyperscale data center fund (the “Fund”), successfully raising approximately $1.4 billion of equity commitments, from a broad array of global limited partners (“LP”). As of April 22, 2025, Fund commitments totaled approximately $1.7 billion. The Fund is targeting $2.5 billion of LP equity commitments, representing up to an 80% ownership interest, while Digital Realty will maintain at least a 20% stake in the assets. The Fund will be comprised of operating hyperscale data centers and development sites, located across leading U.S. data center markets, including Northern Virginia, Dallas, Atlanta, Charlotte, New York metro and Silicon Valley. The initial portfolio includes five operating data centers plus four land sites with access to power for data center development. Digital Realty expects to contribute a share of the assets to the Fund in the second quarter and will serve as general partner, maintaining operational and management responsibilities for the assets. The disposition of a portion of our interest in the data centers met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the Fund. These data centers were not representative of a significant component of our portfolio, nor will the contribution represent a significant shift in our strategy.

As of March 31, 2025, real estate assets, including those mentioned above, that qualified as held for sale had an aggregate carrying value of $953.2 million within total assets and $7.9 million within total liabilities and are shown within Assets held for sale and contribution and Obligations associated with assets held for sale and contribution, respectively, on the condensed consolidated balance sheet.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three months ended March 31, 2025, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of March 31, 2025 (in millions):

Debt Summary:
Fixed rate	$12,951
Variable rate debt subject to interest rate swaps	3,006
Total fixed rate debt (including interest rate swaps)	15,957
Variable rate—unhedged	1,199
Total	$17,156
Percent of Total Debt:
Fixed rate (including swapped debt)	93.0%
Variable rate	7.0%
Total	100.0%

Effective Interest Rate as of March 31, 2025
Fixed rate (including hedged variable rate debt)	2.59%
Variable rate	3.46%
Effective interest rate	2.65%

Our ratio of debt to total enterprise value was approximately 25.4% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2025 of $143.29). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, HIBOR, TIBOR, SARON and Base CD Rate rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of March 31, 2025, our debt had a weighted average term to initial maturity of approximately 4.4 years (or approximately 4.5 years assuming exercise of extension options).

As of March 31, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $1.7 billion.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$399,085	$352,275	$46,810
Net cash (used in) provided by investing activities	(903,180)	6,619	(909,799)
Net cash used in financing activities	(1,017,997)	(809,714)	(208,283)
Net decrease in cash, cash equivalents and restricted cash	$(1,522,092)	$(450,820)	$(1,071,272)

Cash provided by operating activities in 2025 increased $46.8 million over 2024. The increase was driven by:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	an increase in interest income as a result of carrying higher cash balances;
(iii)	a decrease in interest expense due to lower average balances on our Global Revolving Credit Facilities and unsecured term loans;
(iv)	offset by the net impact of properties sold and contributed in 2024 and 2025.

The changes in the activities that comprise the increase in net cash used in investing activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Decrease in net cash used in business combinations / asset acquisitions	$44,199
Increase in cash used for improvements to investments in real estate	(127,988)
Increase in cash contributed to investments in unconsolidated entities, net	(57,713)
Decrease in net cash provided by proceeds from sale of real estate	(752,019)
Other changes	(16,278)
Increase in net cash used in investing activities	$(909,799)

The increase in net cash used in investing activities was primarily due to:

(i)	a decrease in spend due to the acquisition of land parcels in Charlotte for $36 million in 2025 offset by the acquisition of land parcels in Paris for $80 million in 2024;
(ii)	an increase in spend on development projects of approximately $128 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities, primarily a $95 million contribution to Digital Realty Bersama in March 2025;
(iv)	an increase in cash provided by the sale or contributions of data centers in 2024 as follows:
●	cash provided by the contribution of data centers to our joint ventures with Blackstone and Mitsubishi, for gross proceeds of approximately $231 million and $153 million, respectively;
●	the sale of four data centers to Brookfield for gross proceeds of approximately $271 million, the sale of a land parcel in Sydney for gross proceeds of approximately $68 million and the sale of an easement to a local power provider in Northern Virginia for gross proceeds of approximately $92 million; offset by
●	a cash contribution of $62 million made by Mitsubishi in January 2025, which increased their ownership in the joint venture from 65% to 80%.

The changes in the activities that comprise the increase in net cash used in financing activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Decrease in cash provided by short-term borrowings	$(677,383)
Increase in cash provided by proceeds from secured / unsecured debt	865,718
Increase in cash used for repayment on secured / unsecured debt	(255,800)
Decrease in cash provided by proceeds from issuance of common stock, net of costs	(97,063)
Increase in cash used for dividend and distribution payments	(60,088)
Other changes, net	16,333
Increase in net cash used in financing activities	$(208,283)

The increase in net cash used in financing activities was primarily due to:

(i)	an increase in cash payments on short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt due to the issuance of the 3.875% Guaranteed Notes due 2035 in January 2025;
(iii)	an increase in cash used for repayment:
●	$496 million on the GBP notes (4.250% notes due 2025) in January 2025;
●	$240 million on the U.S. term loan facility in 2024;
(iv)	a decrease in cash provided by proceeds from the issuance of approximately 0.6 million shares of common stock, net of costs, of approximately $99 million under our ATM program in 2024; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2025, amounted to 1.9% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of March 31, 2025, common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units of approximately 0.2 million issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our Global Revolving Credit Facilities, borrowings under our Euro Term Loan Facility and issuances of unsecured senior notes.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended March 31,
	2025	2024
GAAP Net Income Available to Common Stockholders	$99,793	$271,327
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	3,000	6,200
Real estate related depreciation and amortization (1)	432,653	420,591
Depreciation related to non-controlling interests	(19,480)	(8,017)
Unconsolidated JV real estate related depreciation and amortization	55,861	47,877
Gain from the disposition of real estate assets	(1,111)	(286,704)
Provision for impairment	—	—
FFO available to common stockholders and unitholders (2)	$570,716	$451,274
Basic FFO per share and unit	$1.67	$1.42
Diluted FFO per share and unit (2)(3)	$1.67	$1.41
Weighted average common stock and units outstanding
Basic	342,594	318,469
Diluted (2)(3)	350,632	326,975

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statement	$443,009	$431,102
Non-real estate depreciation	(10,356)	(10,511)
	$432,653	$420,591
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $13,286 and $9,768 for the three months ended March 31, 2025 and 2024, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Weighted average common stock and units outstanding	342,594	318,469
Add: Effect of dilutive securities	8,038	8,506
Weighted average common stock and units outstanding—diluted	350,632	326,975

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2025, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$12,951	$12,100
Variable rate debt subject to interest rate swaps	3,006	3,006
Total fixed rate debt (including interest rate swaps)	15,957	15,106
Variable rate debt	1,199	1,199
Total outstanding debt	$17,156	$16,305

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2025:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	78
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(141)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2025, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended March 31, 2025, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2025, Digital Realty Trust, Inc. issued an aggregate of 403,762 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2025, Digital Realty Trust, L.P. issued an aggregate of 403,762 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended March 31, 2025, an aggregate of 3,912 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net forfeiture of 399,850 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $45.1 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-K	001-32336 and 000-54023	02/24/2025	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
4.1	Indenture, dated as of January 14, 2025, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 3.875% Guaranteed Notes due 2035.	8-K	001-32336	01/14/2025	4.1
10.1	Form of Restricted Stock Agreement – Directors.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 1, 2025	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 1, 2025	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 1, 2025	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

May 1, 2025	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 1, 2025	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 1, 2025	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)