Form 10-Q
period 2025-06-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2025-08-01
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at July 30, 2025
Common Stock, $.01 par value per share	341,050,435

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2025 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, for U.S. federal income tax purposes and the sole general partner of the OP. As of June 30, 2025, the Parent owned an approximate 98.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of June 30, 2025, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.2 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $295 million based on exchange rates at June 30, 2025) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$25,648,865	$24,120,782
Investments in unconsolidated entities	3,622,677	2,639,800
Net investments in real estate	29,271,542	26,760,582
Operating lease right-of-use assets, net	1,180,657	1,178,853
Cash and cash equivalents	3,554,126	3,870,891
Accounts and other receivables, net	1,586,146	1,257,464
Deferred rent, net	681,375	642,456
Goodwill	9,636,513	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,171,318	2,178,054
Assets held for sale and contribution	139,993	—
Other assets	493,325	465,885
Total assets	$48,714,995	$45,283,616
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$567,699	$1,611,308
Unsecured term loans, net	440,788	386,903
Unsecured senior notes, net of discount	16,641,367	13,962,852
Secured and other debt, net of discount	802,294	753,314
Operating lease liabilities	1,298,085	1,294,219
Accounts payable and other accrued liabilities	2,310,882	2,056,215
Deferred tax liabilities	1,137,305	1,084,562
Accrued dividends and distributions	—	418,661
Security deposits and prepaid rents	653,640	539,802
Obligations associated with assets held for sale and contribution	1,089	—
Total liabilities	23,853,149	22,107,836

Redeemable noncontrolling interests	1,505,889	1,433,185
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of June 30, 2025 and December 31, 2024	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 shares authorized; 340,372 and 336,637 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,374	3,337
Additional paid-in capital	28,720,826	28,079,738
Accumulated dividends in excess of earnings	(5,997,607)	(6,292,085)
Accumulated other comprehensive loss, net	(543,756)	(1,182,283)
Total stockholders’ equity	22,914,527	21,340,397
Noncontrolling interests	441,430	402,198
Total equity	23,355,957	21,742,595
Total liabilities and equity	$48,714,995	$45,283,616

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Rental and other services	$1,457,360	$1,338,968	$2,844,221	$2,656,239
Fee income and other	35,790	17,781	56,566	31,653
Total operating revenues	1,493,150	1,356,749	2,900,787	2,687,892
Operating Expenses:
Rental property operating and maintenance	607,012	552,901	1,158,997	1,101,840
Property taxes and insurance	54,516	54,375	107,855	98,225
Depreciation and amortization	461,167	425,343	904,176	856,445
General and administrative	136,017	120,395	259,557	235,605
Transactions and integration	22,546	26,072	62,448	57,911
Provision for impairment	—	168,303	—	168,303
Other	195	(529)	307	10,307
Total operating expenses	1,281,453	1,346,860	2,493,340	2,528,636
Operating income	211,697	9,889	407,447	159,256
Other Income (Expenses):
Equity in loss of unconsolidated entities	(12,062)	(41,443)	(19,702)	(57,451)
Gain on disposition of properties, net	931,830	173,709	932,941	451,496
Other income, net	37,747	62,261	70,520	71,970
Interest expense	(109,383)	(114,756)	(207,847)	(224,291)
Loss on debt extinguishment and modifications	—	—	—	(1,070)
Income tax expense	(12,883)	(14,992)	(30,018)	(37,405)
Net income	1,046,946	74,668	1,153,341	362,505
Net (income) loss attributable to noncontrolling interests	(14,790)	5,552	(11,211)	(777)
Net income attributable to Digital Realty Trust, Inc.	1,032,156	80,220	1,142,130	361,728
Preferred stock dividends	(10,181)	(10,181)	(20,362)	(20,362)
Net income available to common stockholders	$1,021,975	$70,039	$1,121,768	$341,366
Net income per share available to common stockholders:
Basic	$3.03	$0.22	$3.33	$1.08
Diluted	$2.94	$0.20	$3.21	$1.01
Weighted average common shares outstanding:
Basic	337,589	319,537	337,139	315,915
Diluted	345,734	327,946	345,305	324,451

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,046,946	$74,668	$1,153,341	$362,505
Other comprehensive income (loss):
Foreign currency translation adjustments	443,651	(23,393)	730,057	(223,397)
Increase in fair value of derivatives	1,872	41,225	24,193	110,260
Reclassification to interest expense from derivatives	(5,954)	(10,095)	(14,610)	(20,425)
Other comprehensive income (loss)	439,569	7,737	739,640	(133,562)
Comprehensive income	1,486,515	82,405	1,892,981	228,943
Comprehensive income attributable to noncontrolling interests	(71,241)	(37,059)	(112,324)	(2,291)
Comprehensive income attributable to Digital Realty Trust, Inc.	$1,415,274	$45,346	$1,780,657	$226,652

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of March 31, 2025	$1,459,322	$731,690	336,743,461	$3,338	$28,091,661	$(6,604,217)	$(926,874)	$423,236	$21,718,834
Conversion of common units to common stock	—	—	86,587	—	7,202	—	—	(7,202)	—
Vesting of restricted stock, net	—	—	54,631	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	3,487,397	—	604,179	—	—	—	604,179
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	—	36	(2,789)	—	—	—	(2,753)
Reclassification of vested share-based awards	—	—	—	—	(1,758)	—	—	1,758	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	27,175	—	—	—	27,175
Adjustment to redeemable noncontrolling interests	4,844	—	—	—	(4,844)	—	—	—	(4,844)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(415,365)	—	(7,561)	(422,926)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	1,871	1,871
Net income (loss)	(5,535)	—	—	—	—	1,032,156	—	20,325	1,052,481
Other comprehensive income (loss)	47,448	—	—	—	—	—	383,118	9,003	392,121
Balance as of June 30, 2025	$1,505,889	$731,690	340,372,076	$3,374	$28,720,826	$(5,997,607)	$(543,756)	$441,430	$23,355,957

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595
Conversion of common units to common stock	—	—	90,990	—	7,572	—	—	(7,572)	—
Vesting of restricted stock, net	—	—	107,790	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	3,487,397	—	605,163	—	—	—	605,163
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	49,157	37	(235)	—	—	—	(198)
Reclassification of vested share-based awards	—	—	—	—	(21,699)	—	—	21,699	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	49,633	—	—	—	49,633
Adjustment to redeemable noncontrolling interests	(654)	—	—	—	654	—	—	—	654
Dividends declared on preferred stock	—	—	—	—	—	(20,362)	—	—	(20,362)
Dividends and distributions on common stock and common and incentive units	(380)	—	—	—	—	(827,290)	—	(15,217)	(842,507)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	1,736	1,736
Net income (loss)	(11,680)	—	—	—	—	1,142,130	—	22,891	1,165,021
Other comprehensive income (loss)	85,418	—	—	—	—	—	638,527	15,695	654,222
Balance as of June 30, 2025	$1,505,889	$731,690	340,372,076	$3,374	$28,720,826	$(5,997,607)	$(543,756)	$441,430	$23,355,957

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,153,341	$362,505
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(932,941)	(451,496)
Provision for impairment	—	168,303
Equity in loss of unconsolidated entities	19,702	57,451
Distributions from unconsolidated entities	74,009	56,987
Depreciation and amortization	904,176	856,445
Amortization of share-based compensation	45,891	38,055
Loss on debt extinguishment and modifications	—	1,070
Straight-lined rents and amortization of above and below market leases	(46,015)	(1,699)
Amortization of deferred financing costs and debt discount / premium	15,186	18,658
Other operating activities, net	7,797	1,990
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(240,721)	(243,483)
Increase in accounts payable and other liabilities	39,897	60,701
Net cash provided by operating activities	1,040,322	925,487
Cash flows from investing activities:
Improvements to investments in real estate	(1,491,626)	(1,314,800)
Cash paid for business combination / asset acquisitions, net of cash acquired	(217,883)	(69,869)
Investments in and advances to unconsolidated entities	(215,292)	(163,321)
Return of investment from unconsolidated entities	148,137	97,423
Proceeds from sale of assets	1,077,354	1,240,585
Other investing activities, net	(42,530)	(65,238)
Net cash used in investing activities	(741,840)	(275,220)
Cash flows from financing activities:
Proceeds from credit facilities	821,522	715,966
Payments on credit facilities	(1,958,565)	(616,311)
Borrowings on secured / unsecured debt	1,868,893	46,951
Repayments on secured / unsecured debt	(495,800)	(877,440)
Capital (distribution to) contributions from noncontrolling interests, net	1,736	(19,244)
Proceeds from issuance of common stock, net	605,163	1,923,976
Payments of dividends and distributions	(1,281,910)	(1,204,304)
Other financing activities, net	(23,205)	77,989
Net cash (used in) provided by financing activities	(462,166)	47,583
Net (decrease) increase in cash, cash equivalents and restricted cash	(163,684)	697,850
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(151,312)	(47,086)
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470
Cash, cash equivalents and restricted cash at end of period	$3,561,704	$2,287,234

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	June 30,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$25,648,865	$24,120,782
Investments in unconsolidated entities	3,622,677	2,639,800
Net investments in real estate	29,271,542	26,760,582
Operating lease right-of-use assets, net	1,180,657	1,178,853
Cash and cash equivalents	3,554,126	3,870,891
Accounts and other receivables, net	1,586,146	1,257,464
Deferred rent, net	681,375	642,456
Goodwill	9,636,513	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,171,318	2,178,054
Assets held for sale and contribution	139,993	—
Other assets	493,325	465,885
Total assets	$48,714,995	$45,283,616
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$567,699	$1,611,308
Unsecured term loans, net	440,788	386,903
Unsecured senior notes, net of discount	16,641,367	13,962,852
Secured and other debt, net of discount	802,294	753,314
Operating lease liabilities	1,298,085	1,294,219
Accounts payable and other accrued liabilities	2,310,882	2,056,215
Deferred tax liabilities	1,137,305	1,084,562
Accrued dividends and distributions	—	418,661
Security deposits and prepaid rents	653,640	539,802
Obligations associated with assets held for sale and contribution	1,089	—
Total liabilities	23,853,149	22,107,836

Redeemable noncontrolling interests	1,505,889	1,433,185
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of June 30, 2025 and December 31, 2024	731,690	731,690
Common units, 340,372 and 336,637 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	22,726,593	21,790,990
Limited Partners, 6,272 and 6,135 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	448,563	426,183
Accumulated other comprehensive loss	(561,319)	(1,212,367)
Total partners’ capital	23,345,527	21,736,496
Noncontrolling interests in consolidated entities	10,430	6,099
Total capital	23,355,957	21,742,595
Total liabilities and capital	$48,714,995	$45,283,616

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Rental and other services	$1,457,360	$1,338,968	$2,844,221	$2,656,239
Fee income and other	35,790	17,781	56,566	31,653
Total operating revenues	1,493,150	1,356,749	2,900,787	2,687,892
Operating Expenses:
Rental property operating and maintenance	607,012	552,901	1,158,997	1,101,840
Property taxes and insurance	54,516	54,375	107,855	98,225
Depreciation and amortization	461,167	425,343	904,176	856,445
General and administrative	136,017	120,395	259,557	235,605
Transactions and integration	22,546	26,072	62,448	57,911
Provision for impairment	—	168,303	—	168,303
Other	195	(529)	307	10,307
Total operating expenses	1,281,453	1,346,860	2,493,340	2,528,636
Operating income	211,697	9,889	407,447	159,256
Other Income (Expenses):
Equity in loss of unconsolidated entities	(12,062)	(41,443)	(19,702)	(57,451)
Gain on disposition of properties, net	931,830	173,709	932,941	451,496
Other income, net	37,747	62,261	70,520	71,970
Interest expense	(109,383)	(114,756)	(207,847)	(224,291)
Loss on debt extinguishment and modifications	—	—	—	(1,070)
Income tax expense	(12,883)	(14,992)	(30,018)	(37,405)
Net income	1,046,946	74,668	1,153,341	362,505
Net loss attributable to noncontrolling interests	6,210	7,052	12,789	6,923
Net income attributable to Digital Realty Trust, L.P.	1,053,156	81,720	1,166,130	369,428
Preferred units distributions	(10,181)	(10,181)	(20,362)	(20,362)
Net income available to common unitholders	$1,042,975	$71,539	$1,145,768	$349,066
Net income per unit available to common unitholders:
Basic	$3.04	$0.22	$3.34	$1.08
Diluted	$2.95	$0.20	$3.23	$1.01
Weighted average common units outstanding:
Basic	343,546	325,777	343,073	322,151
Diluted	351,691	334,186	351,239	330,687

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,046,946	$74,668	$1,153,341	$362,505
Other comprehensive income (loss):
Foreign currency translation adjustments	443,651	(23,393)	730,057	(223,397)
Increase in fair value of derivatives	1,872	41,225	24,193	110,260
Reclassification to interest expense from derivatives	(5,954)	(10,095)	(14,610)	(20,425)
Other comprehensive income (loss)	439,569	7,737	739,640	(133,562)
Comprehensive income	$1,486,515	$82,405	$1,892,981	$228,943
Comprehensive (income) loss attributable to noncontrolling interests	(42,712)	(38,601)	(75,803)	154
Comprehensive income attributable to Digital Realty Trust, L.P.	$1,443,803	$43,804	$1,817,178	$229,097

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of March 31, 2025	$1,459,322	30,200,000	731,690	336,743,461	21,490,782	6,348,995	441,048	(951,966)	7,280	21,718,834
Conversion of limited partner common units to general partner common units	—	—	—	86,587	7,202	(86,587)	(7,202)	—	—	—
Vesting of restricted common units, net	—	—	—	54,631	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	3,487,397	604,179	—	—	—	—	604,179
Issuance of limited partner common units, net	—	—	—	—	—	9,517	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	—	(2,753)	—	—	—	—	(2,753)
Amortization of share-based compensation	—	—	—	—	27,175	—	—	—	—	27,175
Reclassification of vested share-based awards	—	—	—	—	(1,758)	—	1,758	—	—	—
Adjustment to redeemable partnership units	4,844	—	—	—	(4,844)	—	—	—	—	(4,844)
Distributions	(190)	—	(10,181)	—	(415,365)	—	(7,561)	—	—	(433,107)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	1,871	1,871
Net income (loss)	(5,535)	—	10,181	—	1,021,975	—	20,520	—	(195)	1,052,481
Other comprehensive income (loss)	47,448	—	—	—	—	—	—	390,647	1,474	392,121
Balance as of June 30, 2025	$1,505,889	30,200,000	$731,690	340,372,076	$22,726,593	6,271,925	$448,563	$(561,319)	$10,430	$23,355,957

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2024	$1,433,185	30,200,000	$731,690	336,636,742	$21,790,990	6,134,812	$426,183	$(1,212,367)	$6,099	$21,742,595
Conversion of limited partner common units to general partner common units	—	—	—	90,990	7,572	(90,990)	(7,572)	—	—	—
Vesting of restricted common units, net	—	—	—	107,790	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	3,487,397	605,163	—	—	—	—	605,163
Issuance of limited partner common units, net	—	—	—	—	—	228,103	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	49,157	(198)	—	—	—	—	(198)
Amortization of share-based compensation	—	—	—	—	49,633	—	—	—	—	49,633
Reclassification of vested share-based awards	—	—	—	—	(21,699)	—	21,699	—	—	—
Adjustment to redeemable partnership units	(654)	—	—	—	654	—	—	—	—	654
Distributions	(380)	—	(20,362)	—	(827,290)	—	(15,217)	—	—	(862,869)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	1,736	1,736
Net income (loss)	(11,680)	—	20,362	—	1,121,768	—	23,470	—	(579)	1,165,021
Other comprehensive income (loss)	85,418	—	—	—	—	—	—	651,048	3,174	654,222
Balance as of June 30, 2025	$1,505,889	30,200,000	$731,690	340,372,076	$22,726,593	6,271,925	$448,563	$(561,319)	$10,430	$23,355,957

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

See accompanying notes to the condensed consolidated financial statement.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,153,341	$362,505
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(932,941)	(451,496)
Provision for impairment	—	168,303
Equity in loss of unconsolidated entities	19,702	57,451
Distributions from unconsolidated entities	74,009	56,987
Depreciation and amortization	904,176	856,445
Amortization of share-based compensation	45,891	38,055
Loss on debt extinguishment and modifications	—	1,070
Straight-lined rents and amortization of above and below market leases	(46,015)	(1,699)
Amortization of deferred financing costs and debt discount / premium	15,186	18,658
Other operating activities, net	7,797	1,990
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(240,721)	(243,483)
Increase in accounts payable and other liabilities	39,897	60,701
Net cash provided by operating activities	1,040,322	925,487
Cash flows from investing activities:
Improvements to investments in real estate	(1,491,626)	(1,314,800)
Cash paid for business combination / asset acquisitions, net of cash acquired	(217,883)	(69,869)
Investments in and advances to unconsolidated entities	(215,292)	(163,321)
Return of investment from unconsolidated entities	148,137	97,423
Proceeds from sale of assets	1,077,354	1,240,585
Other investing activities, net	(42,530)	(65,238)
Net cash used in investing activities	(741,840)	(275,220)
Cash flows from financing activities:
Proceeds from credit facilities	821,522	715,966
Payments on credit facilities	(1,958,565)	(616,311)
Borrowings on secured / unsecured debt	1,868,893	46,951
Repayments on secured / unsecured debt	(495,800)	(877,440)
Capital (distribution to) contributions from noncontrolling interests, net	1,736	(19,244)
General partner contributions	605,163	1,923,976
Payments of dividends and distributions	(1,281,910)	(1,204,304)
Other financing activities, net	(23,205)	77,989
Net cash (used in) provided by financing activities	(462,166)	47,583
Net (decrease) increase in cash, cash equivalents and restricted cash	(163,684)	697,850
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(151,312)	(47,086)
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470
Cash, cash equivalents and restricted cash at end of period	$3,561,704	$2,287,234

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC, and other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of June 30, 2025	As of December 31, 2024
Land	$1,192,039	$1,108,251
Acquired ground lease	97	86
Buildings and improvements	27,718,850	25,567,155
Tenant improvements	925,232	883,502
	29,836,218	27,558,994
Accumulated depreciation and amortization	(9,341,719)	(8,641,331)
Investments in operating properties, net	20,494,499	18,917,663
Construction in progress and space held for development	5,080,701	5,164,334
Land held for future development	73,665	38,785
Investments in properties, net	$25,648,865	$24,120,782

Acquisitions

During the quarter, we closed on land acquisitions for approximately $182 million in the aggregate.

Contributions

During the first half of 2025, the Company launched its first U.S. Hyperscale Data Center Fund (the “Fund”), successfully raising more than $3 billion of equity commitments to date. Fund commitments represent a 40% to 80% ownership interest in each individual asset, while the Company will maintain the remaining 20% to 60% stake in the assets and less than a 2% direct interest in the Fund. The initial portfolio includes five operating data centers plus three land sites with access to power for data center development. In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million. The Company will serve as general partner, maintaining operational and management responsibilities for the assets, however, certain governance rights are granted to the limited partners. As such, we concluded we do not own a controlling interest and account for our interest in the assets under the equity method of accounting. These real estate assets were previously classified as held for sale and contribution. Additionally, as of June 30, 2025, one additional development project was classified within Assets held for sale and contribution on our condensed consolidated balance sheet as it is probable it will be contributed to the fund within one year. The disposition of a portion of our interest in the remaining development project met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the assets. This development project was not representative of a significant component of our portfolio, nor will the contribution represent a significant shift in our strategy.

On April 3, 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to the joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

As of June 30, 2025, real estate assets, including those mentioned above, that qualified as held for sale had an aggregate carrying value of $140.0 million within total assets and $1.1 million within total liabilities and are shown within Assets held for sale and contribution and Obligations associated with assets held for sale and contribution, respectively, on the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

condensed consolidated balance sheets. Subsequent to quarter end, Digital Realty sold a non-core data center in the Atlanta metro area for gross proceeds of $66 million.

3. Leases

Lessor Accounting

We generate most of our revenue by leasing operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, some of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third-party vendors and bearing the associated credit risk. Our largest customer’s total revenue approximates 12% of our total revenue base. No other individual customer makes up more than 10% of our total revenue.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of June 30, 2025, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of June 30, 2025, the termination dates of these ground leases generally range from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2025 to 2036.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease, plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $40.1 million and $36.4 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $78.3 million and $73.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2025	December 31, 2024
Accounts receivable – trade	$853,291	$629,250
Allowance for doubtful accounts	(80,832)	(59,224)
Accounts receivable – trade, net	772,459	570,026

Accounts receivable – customer recoveries	197,986	178,827
Value-added tax receivables	208,792	160,369
Accounts receivable – installation fees	212,044	157,409
Other receivables	194,865	190,833
Accounts and other receivables, net	$1,586,146	$1,257,464

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

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2025	December 31, 2024
Deferred rent receivables	$682,852	$644,566
Allowance for deferred rent receivables	(1,477)	(2,110)
Deferred rent, net	$681,375	$642,456

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	June 30, 2025	December 31, 2024
Americas (1)	$2,200,289	$1,311,950
APAC (2)	710,017	615,687
EMEA (3)	239,720	252,791
Global (4)	472,651	459,372
Total	$3,622,677	$2,639,800

Includes the following unconsolidated entities along with our ownership percentage as of June 30, 2025:

(1)	Ascenty (49%), Blackstone (ranging from 20% to 50%), Clise (50%), GI Partners (ranging from 20% to 25%), Mapletree (20%), Menlo (20%), Mitsubishi (20%), Realty Income (20%), TPG Real Estate (20%), Fund (ranging from 20% to 60%), and Walsh (87%).
(2)	Digital Connexion (33%), Digital Realty Bersama (50%), Lumen (50%), and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (39%).

Generally, we serve as the managing member responsible for operations in the ordinary course of business of the unconsolidated entities. We perform the day-to-day accounting and property management functions for the unconsolidated entities and, as such, will earn management fees. In certain unconsolidated entities, we may also earn incentive fees upon liquidation of individual unconsolidated entities’ assets based primarily on the total return of the investments over certain financial hurdles. The incentive fee and financial hurdle vary by each entity. However, certain approval rights are granted through the terms of the operating agreements and require unanimous consent of both members with respect to any major decisions. Generally, major decisions are defined to include the annual plan which sets out unconsolidated entity and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and accounted for our interest in the unconsolidated entities under the equity method of accounting.

U.S. Hyperscale Data Center Fund – During the first half of 2025, the Company launched the Fund, successfully raising more than $3 billion of equity commitments to date. Fund commitments represent a 40% to 80% ownership interest in each individual asset, while the Company will maintain the remaining 20% to 60% stake in the assets and less than a 2% direct interest in the Fund. The initial portfolio includes five operating data centers plus three land sites with access to power for data center development. In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Blackstone Joint Ventures – On January 11, 2024, we formed joint ventures with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The first phase of the joint venture closed on hyperscale data center campuses in Paris and Northern Virginia, and we retained a 20% interest in the joint venture from the contribution of our data centers. In the fourth quarter of 2024, the second phase of the joint venture closed on a hyperscale data center campus in Frankfurt and at Digital Dulles campus in Northern Virginia. We retained a 20% interest in the joint venture from the contribution of our data centers. On April 3, 2025, we contributed an additional three development projects at Digital Dulles campus to the joint venture with Blackstone. We received approximately $77 million of gross proceeds from the contribution and as a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million. In connection with the April transaction, we maintained a 50% interest in all four Blackstone joint venture properties at Digital Dulles campus.

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

As of June 30, 2025, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

The Company’s 32% interest in DCREIT consisted of 415 million units and 418 million units as of June 30, 2025 and December 31, 2024, respectively. Based on the closing price per unit of $0.53 and $0.58 as of June 30, 2025 and December 31, 2024, respectively, the fair value of the units the Company owned in DCREIT was approximately $220 million and $242 million as of June 30, 2025 and December 31, 2024, respectively.

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. The Company earned fees pursuant to these contractual agreements of approximately $3.4 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $6.2 million and $6.0 million for the six months ended June 30, 2025 and 2024, respectively, which are recorded as fee income and other on the condensed consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Ascenty – In addition to the Company’s 49% ownership interest in Ascenty, there is also an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $23 million as of June 30, 2025 and December 31, 2024. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at June 30, 2025 as compared to December 31, 2024 were driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	June 30, 2025			December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,887,825	$(1,180,418)	$1,707,407	$2,783,428	$(1,080,547)	$1,702,881
Acquired in-place lease value	1,004,470	(848,296)	156,174	1,043,706	(863,021)	180,685
Other	146,837	(41,933)	104,904	122,638	(36,038)	86,600
Acquired above-market leases	114,472	(111,781)	2,691	126,322	(122,714)	3,608
Acquired below-market leases	(254,581)	218,711	(35,870)	(258,243)	219,672	(38,571)
Total	$3,899,023	$(1,963,717)	$1,935,306	$3,817,851	$(1,882,648)	$1,935,203

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $56.7 million and $57.4 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $113.8 million and $116.5 million for the six months ended June 30, 2025 and 2024, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.3 million for the three months ended June 30, 2025 and 2024 and approximately $2.5 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated annual amortization for each of the five succeeding years and thereafter, commencing July 1, 2025 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other (1)	Acquired above-market leases	Acquired below-market leases
2025	$118,589	$23,736	$1,447	$435	$(3,690)
2026	213,045	46,404	2,895	595	(6,557)
2027	212,820	37,355	2,895	595	(5,926)
2028	191,892	19,802	2,913	595	(5,858)
2029	159,951	10,947	2,967	563	(5,858)
Thereafter	811,110	17,930	3,319	(92)	(7,981)
Total	$1,707,407	$156,174	$16,436	$2,691	$(35,870)
(1)	Excludes power grid rights in the amount of approximately $88.5 million that are currently not being amortized. Amortization of these assets will begin once the data centers associated with the power grid rights are placed into service.

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	June 30, 2025		December 31, 2024
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	2.75%	$590,690	3.81%	$1,637,922
Unsecured term loans	2.88%	442,013	3.23%	388,275
Unsecured senior notes	2.36%	16,760,675	2.26%	14,059,415
Secured and other debt	8.74%	810,009	8.52%	761,263
Total	2.66%	$18,603,387	2.72%	$16,846,875

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	June 30, 2025		December 31, 2024
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,920,089	15.7%	$2,852,102	16.9%
British pound sterling (£)	1,235,880	6.6%	1,627,080	9.7%
Euro (€)	12,265,430	65.9%	10,327,404	61.3%
Other	2,181,988	11.8%	2,040,289	12.1%
Total	$18,603,387		$16,846,875

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of June 30, 2025 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes(4)	Other Debt	Total Debt
2025	$—	$442,013	$766,155	$419	$1,208,587
2026	—	—	1,613,871	116,120	1,729,991
2027	—	—	1,189,146	240,298	1,429,444
2028	—	—	2,139,350	379,088	2,518,438
2029	590,690	—	2,871,083	17,709	3,479,482
Thereafter	—	—	8,181,070	56,375	8,237,445
Subtotal	$590,690	$442,013	$16,760,675	$810,009	$18,603,387
Unamortized net discounts	—	—	(43,010)	(3,892)	(46,902)
Unamortized deferred financing costs	(22,991)	(1,225)	(76,298)	(3,823)	(104,337)
Total	$567,699	$440,788	$16,641,367	$802,294	$18,452,148
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million Euro Term Loan Facility is subject to two maturity extension options of one year each, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. In July 2025, we exercised a one-year maturity extension; the current maturity date is August 11, 2026.
(4)	The €650 million 0.625% unsecured senior notes were paid at maturity on July 15, 2025.

On September 24, 2024, we refinanced our Global Revolving Credit Facilities. Below are key terms for our Global Revolving Credit Facility and Yen Revolving Credit Facility.

Global Revolving Credit Facility

We have a Global Revolving Credit Facility under which we may draw up to $4.2 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of June 30, 2025, approximately $93.7 million of letters of credit were issued.

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

Yen Revolving Credit Facility

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese yen of up to ¥42.5 billion (approximately $295.2 million based on the exchange rate on June 30, 2025), hereafter referred to as the “Yen Revolving Credit Facility”. We have the ability from time to time to increase the size of the Yen Revolving Credit Facility to up to ¥102.5 billion, subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen Revolving Credit Facility are as follows:

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

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of June 30, 2025, we were in compliance with all of such covenants for both of these revolving credit facilities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	June 30, 2025	December 31, 2024
4.250% notes due 2025 (1)		£400,000	$634,480	Jan 17, 2025	$—	500,640
0.625% notes due 2025 (2)		€650,000	$720,980	Jul 15, 2025	766,155	673,010
2.500% notes due 2026		€1,075,000	$1,224,640	Jan 16, 2026	1,267,103	1,113,055
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	346,768	302,987
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	189,146	165,265
3.700% notes due 2027 (3)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028 (3)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	589,350	517,700
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	340,463	297,478
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	480,620	438,060
1.875% notes due 2029 (3)		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	1,150,000
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	884,025	776,550
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	755,260	688,380
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	589,350	517,700
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,178,700	1,035,400
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	884,025	776,550
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	884,025	776,550
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	1,001,895	880,090
3.875% notes due 2034		€850,000	$991,015	Jul 15, 2034	1,001,895	—
3.875% notes due 2035		€850,000	$876,180	Mar 15, 2035	1,001,895	—
					$16,760,675	$14,059,415
Unamortized discounts, net of premiums					(43,010)	(27,476)
Deferred financing costs, net					(76,298)	(69,087)
Total unsecured senior notes, net of discount and deferred financing costs					$16,641,367	$13,962,852
(1)	Paid at maturity on January 17, 2025.
(2)	Paid at maturity on July 15, 2025.
(3)	Subject to cross-currency swaps.

Issuance of Unsecured Senior Notes

On June 25, 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034 (the “Euro Notes”). Net proceeds from the offering of the Euro Notes were approximately €836.6 million (approximately $975 million based on the exchange rate on June 25, 2025) after deducting managers’ discounts and estimated offering expenses.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2025, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted earnings per share (“EPS”) / earnings per unit (“EPU”) (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders	$1,021,975	$70,039	$1,121,768	$341,366
Loss attributable to redeemable noncontrolling interest (1)	(6,015)	(4,865)	(12,210)	(12,514)
Net income available to common stockholders - diluted EPS	$1,015,960	$65,174	$1,109,558	$328,852

Denominator:
Weighted average shares outstanding—basic	337,589	319,537	337,139	315,915
Potentially dilutive common shares:
Unvested incentive units	67	70	66	69
Unvested restricted stock	80	112	78	107
Market performance-based awards	216	222	219	292
Redeemable noncontrolling interest shares (1)	7,782	8,005	7,803	8,068
Weighted average shares outstanding—diluted	345,734	327,946	345,305	324,451
Income per share:
Basic	$3.03	$0.22	$3.33	$1.08
Diluted	$2.94	$0.20	$3.21	$1.01

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income available to common unitholders	$1,042,975	$71,539	$1,145,768	$349,066
Loss attributable to redeemable noncontrolling interest (1)	(6,015)	(4,865)	(12,210)	(12,514)
Net income available to common unitholders - diluted EPS	$1,036,960	$66,674	$1,133,558	$336,552

Denominator:
Weighted average units outstanding—basic	343,546	325,777	343,073	322,151
Potentially dilutive common units:
Unvested incentive units	67	70	66	69
Unvested restricted units	80	112	78	107
Market performance-based awards	216	222	219	292
Redeemable noncontrolling interest shares (1)	7,782	8,005	7,803	8,068
Weighted average units outstanding—diluted	351,691	334,186	351,239	330,687
Income per unit:
Basic	$3.04	$0.22	$3.34	$1.08
Diluted	$2.95	$0.20	$3.23	$1.01
(1)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders (“Rollover Shareholders”) have the right to put their shares in an upstream parent company of Teraco (“Remaining Interest”) to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

In November 2024, Digital Realty Trust, L.P. issued $1,150,000,000 principal amount of its 1.875% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”). Net proceeds from the offering were approximately $1.13 billion after deducting managers’ discounts and offering expenses. As of June 30, 2025, the holders of the Exchangeable Notes will have an option on or after August 15, 2029, or at an earlier date under certain circumstances, to exchange the notes. The Company must always cash settle the principal amount of the Exchangeable Notes, while any excess may be settled via cash, common shares or a combination at the election of the Company. Accordingly, the Company applies the if converted method to determine the dilutive impact on EPS related to the Exchangeable Notes. There is no interest expense adjustment to the numerator as the principal will always be cash settled. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above principal and interest component) of the instrument by the average share price during the period. The “conversion spread value” is the value that would be delivered to the holders in shares based on the terms of the Exchangeable Notes upon an assumed conversion. As of June 30, 2025, the conversion spread value is currently zero, since the weighted average price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Exchangeable Notes	6,624	—	6,624	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,957	6,240	5,934	6,240
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,160	1,364	1,257	1,364
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,220	1,434	1,322	1,434
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,001	2,352	2,168	2,352
Total	16,962	11,390	17,305	11,390

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

Since March 31, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $719 million from the issuance of approximately 4.15 million common shares under the 2024 Sales Agreement at an average price of $173.19 per share after payment of approximately $4.7 million of commissions to the agents. As of July 30, 2025, approximately $2.3 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	340,372	98.2%	336,637	98.2%
Noncontrolling interests consist of:
Common units held by third parties	4,046	1.2%	4,049	1.2%
Incentive units held by employees and directors (see Note 12. ''Incentive Plans'')	2,226	0.6%	2,086	0.6%
	346,644	100.0%	342,772	100.0%

Limited partners have the right to require the Operating Partnership to redeem all or a portion of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. The common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed balance sheets.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,086.0 million and $1,090.4 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2025 and December 31, 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows activity for noncontrolling interests in the Operating Partnership for the six months ended June 30, 2025 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2024	4,049	2,086	6,135
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(3)	(88)	(91)
Incentive units issued upon achievement of market performance condition	—	78	78
Grant of incentive units to employees and directors	—	154	154
Cancellation / forfeitures of incentive units held by employees and directors	—	(4)	(4)
As of June 30, 2025	4,046	2,226	6,272
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheets of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2025 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$411,925
May 29, 2025	June 30, 2025	2,625	3,071	4,485	415,365
		$5,250	$6,142	$8,970	$827,290
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the six months ended June 30, 2025 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$419,771
May 29, 2025	June 30, 2025	2,625	3,071	4,485	423,116
		$5,250	$6,142	$8,970	$842,887
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2024	$(1,189,649)	$7,366	$(1,182,283)
Net current period change	629,132	9,395	638,527
Balance as of June 30, 2025	$(560,517)	$16,761	$(543,756)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2024	$(1,218,412)	$6,045	$(1,212,367)
Net current period change	641,465	9,583	651,048
Balance as of June 30, 2025	$(576,947)	$15,628	$(561,319)

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

The grant date fair value of the Market-Based Performance Awards was approximately $12.3 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

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

As of June 30, 2025, approximately 3.0 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended June 30,				June 30,	December 31,	compensation
Type of incentive award	2025	2024	2025	2024	2025	2024	(in years)
Long-term incentive units	$5.3	$7.6	$—	$—	$39.0	$22.1	2.5
Performance-based awards	3.9	6.0	0.1	—	39.3	24.1	2.7
Service-based restricted stock units	10.5	17.9	2.0	1.3	106.8	70.3	2.8

	Six Months Ended June 30,
	2025	2024	2025	2024
Long-term incentive units	$9.9	$11.3	$0.1	$0.1
Performance-based awards	7.4	8.2	0.2	0.1
Service-based restricted stock units	19.8	25.5	3.5	2.9

Activity for LTIP Units and Service-based Restricted Stock Units for the six months ended June 30, 2025 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	263,130	$129.93
Granted	163,735	167.03
Vested	(112,561)	129.30
Cancelled or expired	(3,628)	130.14
Unvested, end of period	310,676	$147.77

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	591,797	$145.15
Granted	398,943	158.49
Vested	(158,771)	130.77
Cancelled or expired	(19,051)	132.86
Unvested, end of period	812,918	$142.60

13. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of June 30, 2025 and December 31, 2024, we had cross-currency interest rate swaps outstanding with notional amounts of $2.3 billion and maturity dates ranging through 2029.

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Cross-currency interest rate swaps (included component) (1)		$(134,076)	$(25,978)	$(226,415)	$(78,008)
Cross-currency interest rate swaps (excluded component) (2)		5,210	(6,276)	33,616	(627)
Total		$(128,866)	$(32,254)	$(192,799)	$(78,635)

	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	gain or (loss)	2025	2024	2025	2024
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$6,195	$6,005	$13,794	$12,108
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of June 30, 2025, we had a derivative designated as cash flow hedge on the Euro Term Loan Facility (€375 million notional amount). Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of June 30, 2025, we estimate that an additional $0.2 million will be reclassified as a decrease to interest expense during the twelve months ended June 30, 2026, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(1,521)	$1,124	$(9,647)	$(11,200)

	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	gain or (loss)	2025	2024	2025	2024
Interest rate swaps	Interest expense	$(241)	$4,090	$817	$8,317

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$5,359	$285,720	$32,883	$75,597
Interest rate swaps	5,901	19,555	6,130	11,253
	$11,260	$305,275	$39,013	$86,850
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

14. Fair Value

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2024 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and the Euro Term Loan Facility approximates the estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and the fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on June 30, 2025 and December 31, 2024 as compared to those in effect when the debt was issued or assumed. As described in Note 13. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities, unsecured senior notes and secured and other debt as of the respective periods are shown below (in thousands):

	Categorization	As of June 30, 2025		As of December 31, 2024
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$590,690	$590,690	$1,637,922	$1,637,922
Unsecured term loans (1)	Level 2	442,013	442,013	388,275	388,275
Unsecured senior notes (2)	Level 2	16,100,899	16,760,675	13,370,897	14,059,415
Secured and other debt (2)	Level 2	804,402	810,009	752,732	761,263
		$17,938,004	$18,603,387	$16,149,826	$16,846,875
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2025, we had open commitments, including amounts reimbursable by customers of approximately $89.5 million, related to construction contracts of approximately $2.2 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2025, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance – In September 2024, an incident at one of our Singapore data centers resulted in damages to the facility. We believe this incident is substantially covered by our insurance policies, including coverage for the repair cost of the building, business interruption loss and potential third-party claims, subject to deductibles. Initial costs, including direct costs related to the incident and an estimated write-off of damage caused to existing fixed assets, totaling approximately $16 million were incurred during 2024. After factoring our expected insurance coverage and related deductible, we reported net expenses of approximately $5.0 million related to this incident for 2024. As of June 30, 2025, we have received total insurance proceeds of $26.7 million to date which includes $15.2 million received for property damage and initial direct costs and $11.5 million received for business interruption losses. We had insurance receivable balances of $10.8 million and $11.6 million, respectively, as of June 30, 2025 and December 31, 2024 for known losses for which insurance reimbursement is probable, which is included in Other assets in the condensed consolidated balance sheets. Insurance proceeds for business interruption losses are recognized in Other income, net in the condensed consolidated income statement as received. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of June 30, 2025, and December 31, 2024:

	Balance as of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,554,126	$3,870,891
Restricted cash (included in Other assets)	7,578	5,809
Total	$3,561,704	$3,876,700

We paid $161.2 million and $224.1 million for interest, net of amounts capitalized, for the six months ended June 30, 2025 and 2024, respectively.

We paid $72.5 million and $33.7 million for income taxes, net of refunds, for the six months ended June 30, 2025 and 2024, respectively.

Accrued construction related costs totaled $517.5 million and $450.7 million as of June 30, 2025 and 2024, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who uses net income as a primary measure of operating results on a consolidated basis in making decisions. Net income is computed in accordance with U.S. GAAP. Significant expense categories, including Rental property operating and maintenance, Property taxes and insurance, General and administrative and Interest expense, are regularly provided to the Company’s CODM as components of net income, which are reflected on the condensed consolidated income statements.

The financial information disclosed herein represents all of the financial information related to our one reportable segment, and the segmental presentation is consistent with the information provided to our CODM. These metrics are collectively used to evaluate the performance of the Company’s investments in real estate assets, its operating results and to allocate resources.

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Inside the United States	$780.7	$714.6	$1,542.3	$1,419.5
Outside the United States	712.5	642.1	1,358.5	1,268.4
Revenue Outside of U.S. %	47.7%	47.3%	46.8%	47.2%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
(Amounts in millions)	2025	2024	2025	2024
Inside the United States	$10,088.7	$10,592.3	$518.9	$552.3
Outside the United States	15,560.2	13,528.5	661.8	626.6

Net Assets in Foreign Operations	$9,018.6	$7,744.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; increased tariffs, global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty

Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

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

On July 4, 2025, a budget reconciliation bill (the “Bill”) was signed into law in the United States. The Bill includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and other changes to the Internal Revenue Code of 1986, as amended (the “Code”), that affect REITs and their investors. We are currently evaluating the full potential impact of the provisions in the Bill, however, we do not expect it to have a material impact on our business.

Summary of 2025 Significant Activities

We completed the following significant activities during the six months ended June 30, 2025:

●	In January 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2035. Net proceeds from the offering were approximately €838 million (approximately $864 million based on the exchange rate on January 14, 2025) after deducting managers’ discounts and estimated offering expenses.
●	In March 2025, we formed a joint venture with Bersama Digital Infrastructure Asia (BDIA) to develop and operate data centers across Indonesia. We acquired a 50% interest in the joint venture, which consists of two land parcels and two buildings in Jakarta, Indonesia for approximately $94.7 million. The 6 acres of land and two buildings can support up to approximately 32 megawatts of IT load.
●	In April 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to the joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.
●	During the first half of 2025, the Company launched the Fund, and in May 2025, we received approximately

$937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million.
●	In June 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034 (the “Euro Notes”). Net proceeds from the offering of the Euro Notes were approximately €836.6 million (approximately $975 million based on the exchange rate on June 25, 2025) after deducting managers’ discounts and estimated offering expenses.
●	Since March 31, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $719 million from the issuance of approximately 4.15 million common shares under the 2024 Sales Agreement at an average price of $173.19 per share after payment of approximately $4.7 million of commissions to the agents. As of July 30, 2025, approximately $2.3 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

	As of June 30, 2025					As of December 31, 2024
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	93	18,706	1,569	1,007	84.7%	101	20,004	2,775	1,025	85.5%
Europe	107	9,297	2,344	717	78.4%	106	8,836	2,833	717	77.3%
Asia Pacific	11	1,577	1,091	289	81.4%	11	1,577	66	289	81.2%
Africa	12	1,889	1,237	21	83.3%	12	1,704	1,422	21	82.8%
Consolidated Portfolio	223	31,469	6,240	2,034	82.6%	230	32,120	7,096	2,052	82.9%
Managed Unconsolidated Portfolio	38	6,958	2,483	409	94.5%	31	5,552	1,022	400	91.8%
Non-Managed Unconsolidated Portfolio	49	4,102	1,124	2,173	85.3%	47	3,654	787	2,234	83.0%
Total Portfolio	310	42,529	9,848	4,616	84.8%	308	41,326	8,904	4,686	84.1%

Note: Table excludes data centers held for sale. Individual items may not add up to total due to rounding.

(1)	Net rentable square feet represent the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of June 30, 2025, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the six months ended June 30, 2025 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	934	$264	$276	4.6%	$1	1.2
> 1 MW	291	$133	$159	19.4%	$1	4.2
Other (6)	342	$44	$64	47.3%	$2	4.5
New Leases Signed (5)
0 — 1 MW	426	—	$297	—	$7	4.5
> 1 MW	694	—	$313	—	$—	11.0
Other (6)	33	—	$56	—	$1	8.7
Leasing Activity Summary
0 — 1 MW	1,360		$283
> 1 MW	985		$267
Other (6)	375		$64
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2025 to 2026.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
June 30, 2025
Metropolitan Area	Total annualized rent (1)
Northern Virginia	20.3%
Chicago	7.2%
Frankfurt	6.1%
London	5.0%
Dallas	4.7%
Singapore	4.5%
New York	4.2%
Amsterdam	4.1%
Paris	3.8%
Sao Paulo	3.8%
Silicon Valley	3.7%
Johannesburg	3.2%
Portland	3.2%
Tokyo	2.4%
Marseille	1.7%
Other	22.1%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the six months ended June 30, 2025 was approximately $12.0 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the six months ended June 30, 2025 as compared to December 31, 2024 is shown below (in thousands):

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2024	23,866	8,256	32,122
New development and space reconfigurations	17	798	815
Transfers to stabilized from non-stabilized	1,904	(1,904)	—
Transfers to non-stabilized from stabilized	(1,119)	996	(123)
Dispositions / Sales	(1,345)	—	(1,345)
Acquisitions	—	—	—
As of June 30, 2025	23,323	8,146	31,469

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2025 to the Three and Six Months Ended June 30, 2024

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Stabilized	$1,080,712	$1,030,017	$50,695	4.9%	2,127,799	$2,045,854	$81,945	4.0%
Non-Stabilized	376,648	308,951	67,697	21.9%	716,422	610,385	106,037	17.4%
Rental and other services	1,457,360	1,338,968	118,392	8.8%	2,844,221	2,656,239	187,982	7.1%
Fee income and other	35,790	17,781	18,009	101.3%	56,566	31,653	24,913	78.7%
Total operating revenues	$1,493,150	$1,356,749	$136,401	10.1%	$2,900,787	$2,687,892	$212,895	7.9%

Total operating revenues increased by approximately $136.4 million and $212.9 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

Stabilized rental and other services revenue increased by approximately $50.7 million and $81.9 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in new leasing and renewals across all regions.

Non-stabilized rental and other services revenue increased by approximately $67.7 million and $106.0 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to:

(i)	increases of $108.0 million and $180.6 million, respectively, due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Portland, London, Johannesburg and Paris); and
(ii)	offset by decreases of $40.3 million and $74.5 million, respectively, related to properties sold or contributed after June 30, 2024.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Stabilized	$258,096	$250,651	$7,445	3.0%	$508,102	$511,234	$(3,132)	(0.6)%
Non-Stabilized	81,192	64,597	16,595	25.7%	144,571	128,584	15,987	12.4%
Total Utilities	339,288	315,248	24,040	7.6%	652,673	639,818	12,855	2.0%

Stabilized	194,551	183,449	11,102	6.1%	370,305	347,951	22,354	6.4%
Non-Stabilized	73,173	54,204	18,969	35.0%	136,019	114,071	21,948	19.2%
Total Rental property operating and maintenance (excluding utilities)	267,724	237,653	30,071	12.7%	506,324	462,022	44,302	9.6%

Total Rental property operating and maintenance	607,012	552,901	54,111	9.8%	1,158,997	1,101,840	57,157	5.2%

Stabilized	43,019	44,437	(1,418)	(3.2)%	83,548	80,732	2,816	3.5%
Non-Stabilized	11,497	9,938	1,559	15.7%	24,307	17,493	6,814	39.0%
Total Property taxes and insurance	54,516	54,375	141	0.3%	107,855	98,225	9,630	9.8%

Total property level operating expenses	$661,528	$607,276	$54,252	8.9%	$1,266,852	$1,200,065	$66,787	5.6%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $7.4 million and decreased by approximately $3.1 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to higher power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC, whereas the decrease was primarily due to rebates received mainly in EMEA.

Total non-stabilized utilities expenses increased by approximately $16.6 million and $16.0 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to:

(i)	an increase of approximately $32.2 million and $46.2 million, respectively, due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Portland, Johannesburg and London); offset by
(ii)	an increase in power agreement credits by $5.8 million and $8.4 million, respectively; and
(iii)	a decrease of $9.8 million and $21.8 million, respectively, related to properties sold or contributed after June 30, 2024.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $11.1 million and $22.4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in building operations expense, common area maintenance expense and data center labor.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $19.0 million and $21.9 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance decreased by approximately $1.4 million and increased by approximately $2.8 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to timing of property tax assessments throughout our North American portfolio.

Total non-stabilized property taxes and insurance increased by approximately $1.6 million and $6.8 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily related to property tax reassessments for certain properties located in Chicago, Northern Virginia and Portland in the non-stabilized portfolio.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Depreciation and amortization	$461,167	$425,343	$35,824	8.4%	$904,176	$856,445	$47,731	5.6%
General and administrative	136,017	120,395	15,622	13.0%	259,557	235,605	23,952	10.2%
Transaction, integration and other expense	22,546	26,072	(3,526)	(13.5)%	62,448	57,911	4,537	7.8%
Provision for impairment	—	168,303	(168,303)	100.0%	—	168,303	(168,303)	(100.0)%
Other	195	(529)	724	n/m %	307	10,307	(10,000)	n/m %
Total other operating expenses	619,925	739,584	(119,659)	(16.2)%	1,226,488	1,328,571	(102,083)	(7.7)%
Total property level operating expenses	661,528	607,276	54,252	8.9%	1,266,852	1,200,065	66,787	5.6%
Total operating expenses	$1,281,453	$1,346,860	(65,407)	(4.9)%	$2,493,340	$2,528,636	$(35,296)	(1.4)%

Equity in Earnings (Loss) of Unconsolidated Entities

The change in Equity in earnings (loss) of unconsolidated entities was approximately $29.4 million and $37.7 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties increased $758.1 million and $481.4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million.

In April 2025, we contributed an additional three development projects at the Digital Dulles campus to the joint venture with Blackstone. We received approximately $77 million of gross proceeds from the contribution and as a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

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

Loss on Debt Extinguishment and Modifications

We incurred no losses on debt extinguishment and debt modifications in the three and six months ended June 30, 2025.

In January 2024, we paid down $240 million on the U.S. term loan facility, leaving $500 million outstanding. The paydown resulted in an early extinguishment charge of approximately $1.1 million.

Interest Expense

Interest expense decreased approximately $5.4 million and $16.4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 driven primarily by lower average balances on our Global Revolving Credit Facilities and term loan facilities offset by issuances of unsecured senior notes (€850 million of 3.875% Guaranteed Notes due 2033 (issued in September 2024), $1.15 billion of 1.875% Exchangeable Senior Notes due 2029 (issued in November 2024), €850 million of 3.875% Guaranteed Notes due 2035 (issued in January 2025) and €850 million of 3.875% Guaranteed Notes due 2034 (issued in June 2025).

Income Tax Expense

Income tax expense decreased approximately $2.1 million and $7.4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 due to jurisdictional rate mix in foreign jurisdictions and internal restructuring within the global group. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

As of June 30, 2025, we are under examination for various years in Australia, Germany, Kenya, Mauritius, Singapore, Switzerland, United Kingdom, and the United States.

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

The sales of common stock made under the 2024 Sales Agreement Amendment will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. Since March 31, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $719 million from the issuance of approximately 4.15 million common shares under the 2024 Sales Agreement at an average price of $173.19 per share after payment of approximately $4.7 million of commissions to the agents. As of July 30, 2025, approximately $2.3 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the six months ended June 30, 2025, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of June 30, 2025, we had $3,554.1 million of cash and cash equivalents, excluding $7.6 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

On September 24, 2024, we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of June 30, 2025. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At June 30, 2025, we had open commitments, related to construction contracts of approximately $2.2 billion, including amounts reimbursable of approximately $89.5 million.

For the remainder of 2025, we currently expect to incur approximately $1.7 billion to $2.2 billion of capital expenditures, which includes our share of joint venture contributions and is net of partner contributions for our development programs. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties are a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding square feet held in and costs incurred or to be incurred by unconsolidated entities.

Construction Projects in Progress	As of June 30, 2025			As of December 31, 2024
	Current	Future		Current	Future
(in thousands)	Investment (1)	Investment (2)	Total Cost	Investment (3)	Investment (2)	Total Cost
Future Development Capacity (4)	$2,420,814	$1,337,662	$3,758,476	$2,129,342	$1,550,645	$3,679,987
Data Center Construction	2,230,694	2,511,666	4,742,360	2,610,305	2,857,313	5,467,618
Equipment Pool and Other Inventory (5)	282,595	—	282,595	192,429	—	192,429
Campus, Tenant Improvements and Other (6)	294,520	147,972	442,492	271,042	157,976	429,018
Consolidated Land Held and Development Construction in Progress	$5,228,623	$3,997,300	$9,225,923	$5,203,119	$4,565,934	$9,769,052
(1)	Represents cost incurred through June 30, 2025. Includes approximately $74 million that is categorized within assets held for sale and contribution on the condensed consolidated balance sheets.
(2)	Represents estimated cost to complete scope of work pursuant to approved development budget.
(3)	Represents costs incurred through December 31, 2024.
(4)	Includes land and space held or actively under construction in preparation for future data center fit-out.
(5)	Represents long-lead equipment and materials required for timely deployment and delivery of data center fit-out.
(6)	Represents improvements in progress, which benefit space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future development reflects cumulative cost spent pending future development and includes ongoing improvements to building infrastructure in preparation for future data center fit-out. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Development projects	$1,251,790	$1,081,425
Enhancement and improvements	15,822	14,789
Recurring capital expenditures	97,388	108,159
Total capital expenditures (excluding indirect costs)	$1,365,000	$1,204,373

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the six months ended June 30, 2025 and 2024 were $126.6 million and $110.4 million, respectively. Capitalized interest comprised approximately $59.5 million and $56.1 million of the total indirect costs capitalized for the six months ended June 30, 2025 and 2024, respectively. Capitalized interest in the six months ended June 30, 2025 increased, compared to the same period in 2024, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the six months ended June 30, 2025 increased compared to the same period in 2024 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2025.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of July 30, 2025, we had approximately $3.3 billion of borrowings available under our Global Revolving Credit Facilities.

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

During the first half of 2025, the Company launched its first U.S. Hyperscale Data Center Fund (the “Fund”), successfully raising more than $3 billion of equity commitments to date. Fund commitments represent a 40% to 80% ownership interest in each individual asset, while the Company will maintain the remaining 20% to 60% stake in the assets and less than a 2% direct interest in the Fund. The initial portfolio includes five operating data centers plus three land sites with access to power for data center development. In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million. The Company will serve as general partner, maintaining operational and management responsibilities for the assets, however, certain governance rights are granted to the limited partners. As such, we concluded we do not own a controlling interest and account for our interest in the assets under the equity method of accounting. These real estate assets were previously classified as held for sale and contribution. Additionally, as of June 30, 2025, one additional development project was classified within Assets held for sale and contribution on our condensed consolidated balance sheet as it is probable it will be contributed to the fund within one year. The disposition of a portion of our interest in the remaining development project met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the assets. This development project was not representative of a significant component of our portfolio, nor will the contribution represent a significant shift in our strategy.

On April 3, 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to the joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and six months ended June 30, 2025, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of June 30, 2025 (in millions):

Debt Summary:
Fixed rate	$14,863
Variable rate debt subject to interest rate swaps	2,635
Total fixed rate debt (including interest rate swaps)	17,498
Variable rate—unhedged	1,105
Total	$18,603
Percent of Total Debt:
Fixed rate (including swapped debt)	94.1%
Variable rate	5.9%
Total	100.0%

Effective Interest Rate as of June 30, 2025
Fixed rate (including hedged variable rate debt)	2.70%
Variable rate	2.10%
Effective interest rate	2.66%

Our ratio of debt to total enterprise value was approximately 23.2% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2025 of $174.33). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, HIBOR, TIBOR, JIBAR, SARON and Base CD Rate rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of June 30, 2025, our debt had a weighted average term to initial maturity of approximately 4.5 years (or approximately 4.6 years assuming exercise of extension options).

As of June 30, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $2.0 billion.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$1,040,322	$925,487	$114,835
Net cash used in investing activities	(741,840)	(275,220)	(466,620)
Net cash (used in) provided by financing activities	(462,166)	47,583	(509,749)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(163,684)	$697,850	$(861,534)

Cash provided by operating activities in 2025 increased $114.8 million over 2024. The increase was driven by:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	an increase in interest income as a result of carrying higher cash balances;
(iii)	a decrease in interest expense due to lower average balances on our Global Revolving Credit Facilities and unsecured term loans;
(iv)	offset by the net impact of properties sold and contributed in 2024 and 2025.

The changes in the activities that comprise the increase in net cash used in investing activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Increase in net cash used in business combinations / asset acquisitions	$(148,014)
Increase in cash used for improvements to investments in real estate	(176,826)
Increase in cash contributed to investments in unconsolidated entities, net	(1,257)
Decrease in net cash provided by proceeds from sale of real estate	(163,231)
Other changes	22,708
Increase in net cash used in investing activities	$(466,620)

The increase in net cash used in investing activities was primarily due to:

(i)	an increase in spend due to the acquisition of land parcels for $218 million in 2025 offset by the acquisition of land parcels in Paris for $80 million in 2024;
(ii)	an increase in spend on development projects of approximately $177 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	a decrease in cash provided by the sale or contributions of data centers due to:
●	approximately $1.2 billion provided for the six months ended June 30, 2024:
i.	cash provided by the contribution of data centers to our joint ventures with Blackstone and Mitsubishi, for gross proceeds of approximately $231 million and $153 million, respectively;
ii.	the sale of four data centers to Brookfield for gross proceeds of approximately $271 million, the sale of a land parcel in Sydney for gross proceeds of approximately $68 million and the sale of an easement to a local power provider in Northern Virginia for gross proceeds of approximately $92 million;
iii.	the sale to GI Partners of a 75% interest in a third facility in Chicago. We received approximately $386 million of net proceeds and retained a 25% interest in the joint venture;
●	offset by approximately $1.1 billion provided for the six months ended June 30, 2025:
iv.	a $62 million cash contribution made by Mitsubishi in January 2025, which increased their ownership in the joint venture from 65% to 80%;
v.	cash provided by the contribution of development projects at the Digital Dulles campus to the joint venture with Blackstone in April 2025, for gross proceeds of approximately $77 million; and
vi.	cash provided by the contribution of data centers and development projects to the Fund in May 2025, for gross proceeds of approximately $937 million.

The changes in the activities that comprise the increase in net cash used in financing activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Decrease in cash provided by short-term borrowings	$(1,236,698)
Increase in cash provided by proceeds from secured / unsecured debt	1,821,942
Decrease in cash used for repayment on secured / unsecured debt	381,640
Decrease in cash provided by proceeds from issuance of common stock, net of costs	(1,318,813)
Increase in cash used for dividend and distribution payments	(77,606)
Other changes, net	(80,214)
Increase in net cash used in financing activities	$(509,749)

The increase in net cash used in financing activities was primarily due to:

(i)	an increase in cash payments on short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt due to the issuance of the 3.875% Guaranteed Notes due 2035 in January 2025 and the issuance of the 3.875% Guaranteed Notes due 2034 in June 2025;
(iii)	a decrease in cash used for repayment:
●	$496 million on the GBP notes (4.250% notes due 2025) in January 2025; more than offset by
●	repayment of $240 million on the U.S. term loan facility and $637 million on the Euro notes (2.625% notes due 2024) in 2024;
(iv)	a decrease in cash provided by proceeds from the issuance of:
●	approximately 3.5 million shares of common stock, net of costs, of approximately $605 million under our ATM program in 2025; more than offset by
●	an increase in cash provided by proceeds from the issuance of approximately 1.8 million shares of common stock, net of costs, of approximately $276 million under our ATM program and the issuance of approximately 12.1 million shares of common stock, net of costs, of approximately $1.7 billion from our equity offering in May 2024; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2025, amounted to 1.8% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of June 30, 2025, common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units of approximately 0.2 million issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Net Income Available to Common Stockholders	$1,021,975	$70,039	$1,121,768	$341,366
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	21,000	1,500	24,000	7,700
Real estate related depreciation and amortization (1)	451,050	414,920	883,702	835,511
Depreciation related to non-controlling interests	(21,038)	(17,317)	(40,518)	(25,335)
Unconsolidated JV real estate related depreciation and amortization	59,172	47,117	115,033	94,993
Gain from the disposition of real estate assets	(931,830)	(173,709)	(932,941)	(460,413)
Provision for impairment	—	168,303	—	168,303
FFO available to common stockholders and unitholders (2)	$600,329	$510,853	$1,171,044	$962,125
Basic FFO per share and unit	$1.75	$1.57	$3.41	$2.99
Diluted FFO per share and unit (2)(3)	$1.75	$1.57	$3.42	$2.98
Weighted average common stock and units outstanding
Basic	343,546	325,777	343,073	322,151
Diluted (2)(3)	351,691	334,186	351,239	330,687

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statements	$461,167	$425,343	$904,175	$856,445
Non-real estate depreciation	(10,117)	(10,423)	(20,473)	(20,935)
	$451,050	$414,920	$883,702	$835,511
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $15,022 and $12,453 for the three months ended June 30, 2025 and 2024, respectively, and $28,308 and $22,220 for the six months ended June 30, 2025 and 2024, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common stock and units outstanding	343,546	325,777	343,073	322,151
Add: Effect of dilutive securities	8,145	8,409	8,166	8,536
Weighted average common stock and units outstanding—diluted	351,691	334,186	351,239	330,687

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2025, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$14,863	$14,198
Variable rate debt subject to interest rate swaps	2,635	2,635
Total fixed rate debt (including interest rate swaps)	17,498	16,833
Variable rate debt	1,105	1,105
Total outstanding debt	$18,603	$17,938

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2025:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(177)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(165)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2025, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended June 30, 2025, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2025, Digital Realty Trust, Inc. issued an aggregate of 14,714 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2025, Digital Realty Trust, L.P. issued an aggregate of 14,714 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended June 30, 2025, an aggregate of 15,139 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net forfeiture of 425 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $48.7 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

On May 5, 2025, Andrew P. Power, Digital Realty Trust, Inc.'s President and Chief Executive Officer, entered into a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that provides for the sale of 58,000 shares of Digital Realty Trust, Inc. common stock. The plan will start on August 4, 2025 and expire February 27, 2026, subject to early termination for certain specified events as set forth in the plan.

Federal Income Tax Considerations

As a result of recent changes in applicable tax law, the discussion under the heading “United States Federal Income Tax Considerations” in Exhibit 99.1 hereto (incorporated herein by reference), supersedes and replaces in its entirety the discussion under the heading “United States Federal Income Tax Considerations” in the prospectus dated March 16, 2023, which is a part of Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Registration Statement on Form S-3 (File Nos. 333-270596 and 333-270596-01) filed with the SEC on March 16, 2023.

As a result of recent changes in applicable tax law, the discussion under the heading “United States Federal Income Tax Considerations” in Exhibit 99.2 hereto (incorporated herein by reference), supersedes and replaces in its entirety the discussion under the heading “United States Federal Income Tax Considerations” in the prospectus dated April 7, 2025, which is a part of Digital Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-286425) filed with the SEC on April 7, 2025, the prospectus dated October 10, 2017, which is a part of Digital Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-220887) filed with the SEC on October 10, 2017 and the prospectus dated November 14, 2005, which is a part of Digital Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-129688) filed with the SEC on November 14, 2005.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-K	001-32336 and 000-54023	02/24/2025	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
4.1	Indenture, dated as of June 25, 2025, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 3.875% Guaranteed Notes due 2034.	8-K	001-32336	06/25/2025	4.1
10.1	Digital Realty Trust, Inc. Amended and Restated Employee Stock Purchase Plan.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
99.1	United States Federal Income Tax Considerations					X
99.2	United States Federal Income Tax Considerations					X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Equity/Capital for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 1, 2025	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

August 1, 2025	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

August 1, 2025	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

August 1, 2025	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

August 1, 2025	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

August 1, 2025	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)