Form 10-Q
period 2025-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2025-10-31
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at October 29, 2025
Common Stock, $.01 par value per share	343,501,552

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2025 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company,” or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a REIT, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a real estate investment trust, or REIT, for U.S. federal income tax purposes and the sole general partner of the OP. As of September 30, 2025, the Parent owned an approximate 98.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of September 30, 2025, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.2 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $287 million based on exchange rates at September 30, 2025) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$26,018,517	$24,120,782
Investments in unconsolidated entities	3,690,749	2,639,800
Net investments in real estate	29,709,266	26,760,582
Operating lease right-of-use assets, net	1,167,398	1,178,853
Cash and cash equivalents	3,299,703	3,870,891
Accounts and other receivables, net	1,496,105	1,257,464
Deferred rent, net	710,624	642,456
Goodwill	9,647,754	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,080,898	2,178,054
Assets held for sale and contribution	116,624	—
Other assets	500,262	465,885
Total assets	$48,728,634	$45,283,616
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,152,042	$1,611,308
Unsecured term loans, net	438,933	386,903
Unsecured senior notes, net of discount	15,808,565	13,962,852
Secured and other debt, net of discount	825,894	753,314
Operating lease liabilities	1,285,067	1,294,219
Accounts payable and other accrued liabilities	2,377,726	2,056,215
Deferred tax liabilities	1,151,374	1,084,562
Accrued dividends and distributions	—	418,661
Security deposits and prepaid rents	699,528	539,802
Obligations associated with assets held for sale and contribution	283	—
Total liabilities	23,739,412	22,107,836

Redeemable noncontrolling interests	1,535,972	1,433,185
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of September 30, 2025 and December 31, 2024	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 shares authorized; 343,041 and 336,637 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,400	3,337
Additional paid-in capital	29,182,332	28,079,738
Accumulated dividends in excess of earnings	(6,358,501)	(6,292,085)
Accumulated other comprehensive loss, net	(533,891)	(1,182,283)
Total stockholders’ equity	23,025,030	21,340,397
Noncontrolling interests	428,220	402,198
Total equity	23,453,250	21,742,595
Total liabilities and equity	$48,728,634	$45,283,616

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Rental and other services	$1,536,090	$1,413,727	$4,380,311	$4,069,966
Fee income and other	41,144	17,487	97,710	49,140
Total operating revenues	1,577,234	1,431,214	4,478,021	4,119,106
Operating Expenses:
Rental property operating and maintenance	653,919	605,859	1,812,916	1,707,699
Property taxes and insurance	56,331	50,502	164,186	148,727
Depreciation and amortization	497,002	459,997	1,401,178	1,316,442
General and administrative	141,705	117,602	401,262	353,207
Transactions and integration	86,559	24,194	149,007	82,105
Provision for impairment	—	—	—	168,303
Other	3,297	4,774	3,604	15,081
Total operating expenses	1,438,813	1,262,928	3,932,153	3,791,564
Operating income	138,421	168,286	545,868	327,542
Other Income (Expenses):
Equity in loss of unconsolidated entities	(16,944)	(26,486)	(36,646)	(83,937)
Gain (loss) on disposition of properties, net	19,780	(556)	952,721	450,940
Other income, net	47,735	37,756	118,255	109,726
Interest expense	(113,584)	(123,803)	(321,431)	(348,094)
Loss on debt extinguishment and modifications	—	(2,636)	—	(3,706)
Income tax expense	(11,695)	(12,427)	(41,713)	(49,832)
Net income	63,713	40,134	1,217,054	402,639
Net loss (income) attributable to noncontrolling interests	4,099	11,059	(7,112)	10,282
Net income attributable to Digital Realty Trust, Inc.	67,812	51,193	1,209,942	412,921
Preferred stock dividends	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common stockholders	$57,631	$41,012	$1,179,399	$382,378
Net income per share available to common stockholders:
Basic	$0.17	$0.13	$3.48	$1.20
Diluted	$0.15	$0.09	$3.35	$1.10
Weighted average common shares outstanding:
Basic	341,370	327,977	338,565	319,965
Diluted	349,234	336,249	346,631	328,641

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$63,713	$40,134	$1,217,054	$402,639
Other comprehensive income (loss):
Foreign currency translation adjustments	40,705	405,845	770,762	182,448
Increase (decrease) in fair value of derivatives	12,620	(81,458)	36,813	28,802
Reclassification to interest expense from derivatives	(5,944)	(9,236)	(20,554)	(29,661)
Other comprehensive income	47,381	315,151	787,021	181,589
Comprehensive income	111,094	355,285	2,004,075	584,228
Comprehensive income attributable to noncontrolling interests	(33,417)	(72,895)	(145,741)	(75,186)
Comprehensive income attributable to Digital Realty Trust, Inc.	$77,677	$282,390	$1,858,334	$509,042

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2025	$1,505,889	$731,690	340,372,076	$3,374	$28,720,826	$(5,997,607)	$(543,756)	$441,430	$23,355,957
Conversion of common units to common stock	—	—	69,038	—	5,935	—	—	(5,935)	—
Vesting of restricted stock, net	—	—	59,492	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	2,468,090	25	424,002	—	—	—	424,027
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	72,465	1	5,598	—	—	—	5,599
Reclassification of vested share-based awards	—	—	—	—	(534)	—	—	534	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	26,279	—	—	—	26,279
Adjustment to redeemable noncontrolling interests	(226)	—	—	—	226	—	—	—	226
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(418,525)	—	(7,479)	(426,004)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	1,981	1,981
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(5,840)	—	—	—	—	67,812	—	1,741	69,553
Other comprehensive income (loss)	36,339	—	—	—	—	—	9,865	1,177	11,042
Balance as of September 30, 2025	$1,535,972	$731,690	343,041,161	$3,400	$29,182,332	$(6,358,501)	$(533,891)	$428,220	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595
Conversion of common units to common stock	—	—	160,028	—	13,507	—	—	(13,507)	—
Vesting of restricted stock, net	—	—	167,282	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	5,955,487	25	1,029,165	—	—	—	1,029,190
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	121,622	38	5,363	—	—	—	5,401
Reclassification of vested share-based awards	—	—	—	—	(22,233)	—	—	22,233	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	75,912	—	—	—	75,912
Adjustment to redeemable noncontrolling interests	(880)	—	—	—	880	—	—	—	880
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,245,815)	—	(22,696)	(1,268,511)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	3,717	3,717
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(17,520)	—	—	—	—	1,209,942	—	24,632	1,234,574
Other comprehensive income (loss)	121,757	—	—	—	—	—	648,392	16,872	665,264
Balance as of September 30, 2025	$1,535,972	$731,690	343,041,161	$3,400	$29,182,332	$(6,358,501)	$(533,891)	$428,220	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2024	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2024	$1,399,889	$731,690	325,885,279	$3,231	$26,388,393	$(5,701,096)	$(884,715)	$470,313	$21,007,816
Conversion of common units to common stock	—	—	79,944	—	5,791	—	—	(5,791)	—
Vesting of restricted stock, net	—	—	60,004	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	5,213,737	54	806,047	101	—	—	806,202
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	108,000	—	4,787	—	—	—	4,787
Reclassification of vested share-based awards	—	—	—	—	(1,631)	—	—	1,631	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	23,435	—	—	—	23,435
Adjustment to redeemable noncontrolling interests	1,526	—	—	—	(1,526)	—	—	—	(1,526)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(400,659)	—	(7,728)	(408,387)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(2,045)	(2,045)
Net income (loss)	(9,898)	—	—	—	—	51,193	—	(1,161)	50,032
Other comprehensive income (loss)	74,309	—	—	—	3,847	—	227,350	9,645	240,842
Balance as of September 30, 2024	$1,465,636	$731,690	331,346,964	$3,285	$27,229,143	$(6,060,642)	$(657,365)	$464,864	$21,710,975

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2024	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2023	$1,394,814	$731,690	311,607,580	$3,088	$24,396,797	$(5,262,648)	$(751,393)	$483,973	$19,601,507
Conversion of common units to common stock	—	—	290,795	—	21,044	—	—	(21,044)	—
Vesting of restricted stock, net	—	—	165,675	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	19,126,996	197	2,729,880	101	—	—	2,730,178
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	155,918	—	5,621	—	—	—	5,621
Reclassification of vested share-based awards	—	—	—	—	(26,551)	—	—	26,551	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	64,551	—	—	—	64,551
Adjustment to redeemable noncontrolling interests	4,252	—	—	—	(4,252)	—	—	—	(4,252)
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,180,473)	—	(23,488)	(1,203,961)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	39,960	—	—	12,115	52,075
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(21,289)	(21,289)
Net income (loss)	(22,232)	—	—	—	—	412,921	—	11,950	424,871
Other comprehensive income (loss)	89,372	—	—	—	2,093	—	94,028	(3,904)	92,217
Balance as of September 30, 2024	$1,465,636	$731,690	331,346,964	$3,285	$27,229,143	$(6,060,642)	$(657,365)	$464,864	$21,710,975

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,217,054	$402,639
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(952,721)	(450,940)
Provision for impairment	—	168,303
Equity in loss of unconsolidated entities	36,646	83,937
Distributions from unconsolidated entities	99,993	67,325
Depreciation and amortization	1,401,178	1,316,442
Amortization of share-based compensation	69,760	60,675
Loss on debt extinguishment and modifications	—	3,706
Straight-lined rents and amortization of above and below market leases	(77,614)	(19,950)
Amortization of deferred financing costs and debt discount / premium	22,918	24,373
Other operating activities, net	(17,160)	349
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(221,448)	(228,896)
Increase in accounts payable and other liabilities	114,577	64,039
Net cash provided by operating activities	1,693,183	1,492,002
Cash flows from investing activities:
Improvements to investments in real estate	(2,179,018)	(2,096,330)
Cash paid for business combination / asset acquisitions, net of cash acquired	(288,013)	(317,297)
Investments in and advances to unconsolidated entities	(326,351)	(234,362)
Return of investment from unconsolidated entities	153,238	99,864
Proceeds from sale of assets	1,159,712	1,246,351
Other investing activities, net	9,034	(92,393)
Net cash used in investing activities	(1,471,398)	(1,394,167)
Cash flows from financing activities:
Proceeds from credit facilities	1,411,930	1,162,180
Payments on credit facilities	(1,958,565)	(1,192,606)
Borrowings on secured / unsecured debt	1,876,331	1,027,507
Repayments on secured / unsecured debt	(1,249,865)	(1,616,353)
Capital (distribution to) contributions from noncontrolling interests, net	(5,000)	(21,289)
Proceeds from issuance of common stock, net	1,029,190	2,730,178
Payments of dividends and distributions	(1,718,285)	(1,623,062)
Other financing activities, net	(24,406)	55,379
Net cash (used in) provided by financing activities	(638,670)	521,934
Net (decrease) increase in cash, cash equivalents and restricted cash	(416,885)	619,769
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(153,793)	(74,131)
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470
Cash, cash equivalents and restricted cash at end of period	$3,306,022	$2,182,108

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	September 30,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$26,018,517	$24,120,782
Investments in unconsolidated entities	3,690,749	2,639,800
Net investments in real estate	29,709,266	26,760,582
Operating lease right-of-use assets, net	1,167,398	1,178,853
Cash and cash equivalents	3,299,703	3,870,891
Accounts and other receivables, net	1,496,105	1,257,464
Deferred rent, net	710,624	642,456
Goodwill	9,647,754	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,080,898	2,178,054
Assets held for sale and contribution	116,624	—
Other assets	500,262	465,885
Total assets	$48,728,634	$45,283,616
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,152,042	$1,611,308
Unsecured term loans, net	438,933	386,903
Unsecured senior notes, net of discount	15,808,565	13,962,852
Secured and other debt, net of discount	825,894	753,314
Operating lease liabilities	1,285,067	1,294,219
Accounts payable and other accrued liabilities	2,377,726	2,056,215
Deferred tax liabilities	1,151,374	1,084,562
Accrued dividends and distributions	—	418,661
Security deposits and prepaid rents	699,528	539,802
Obligations associated with assets held for sale and contribution	283	—
Total liabilities	23,739,412	22,107,836

Redeemable noncontrolling interests	1,535,972	1,433,185
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of September 30, 2025 and December 31, 2024	731,690	731,690
Common units, 343,041 and 336,637 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	22,827,231	21,790,990
Limited Partners, 6,203 and 6,135 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	437,653	426,183
Accumulated other comprehensive loss	(551,264)	(1,212,367)
Total partners’ capital	23,445,310	21,736,496
Noncontrolling interests in consolidated entities	7,940	6,099
Total capital	23,453,250	21,742,595
Total liabilities and capital	$48,728,634	$45,283,616

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Rental and other services	$1,536,090	$1,413,727	$4,380,311	$4,069,966
Fee income and other	41,144	17,487	97,710	49,140
Total operating revenues	1,577,234	1,431,214	4,478,021	4,119,106
Operating Expenses:
Rental property operating and maintenance	653,919	605,859	1,812,916	1,707,699
Property taxes and insurance	56,331	50,502	164,186	148,727
Depreciation and amortization	497,002	459,997	1,401,178	1,316,442
General and administrative	141,705	117,602	401,262	353,207
Transactions and integration	86,559	24,194	149,007	82,105
Provision for impairment	—	—	—	168,303
Other	3,297	4,774	3,604	15,081
Total operating expenses	1,438,813	1,262,928	3,932,153	3,791,564
Operating income	138,421	168,286	545,868	327,542
Other Income (Expenses):
Equity in loss of unconsolidated entities	(16,944)	(26,486)	(36,646)	(83,937)
Gain (loss) on disposition of properties, net	19,780	(556)	952,721	450,940
Other income, net	47,735	37,756	118,255	109,726
Interest expense	(113,584)	(123,803)	(321,431)	(348,094)
Loss on debt extinguishment and modifications	—	(2,636)	—	(3,706)
Income tax expense	(11,695)	(12,427)	(41,713)	(49,832)
Net income	63,713	40,134	1,217,054	402,639
Net loss attributable to noncontrolling interests	6,099	12,059	18,888	18,982
Net income attributable to Digital Realty Trust, L.P.	69,812	52,193	1,235,942	421,621
Preferred units distributions	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common unitholders	$59,631	$42,012	$1,205,399	$391,078
Net income per unit available to common unitholders:
Basic	$0.17	$0.13	$3.50	$1.20
Diluted	$0.15	$0.09	$3.37	$1.10
Weighted average common units outstanding:
Basic	347,301	334,103	344,504	326,154
Diluted	355,165	342,375	352,570	334,830

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$63,713	$40,134	$1,217,054	$402,639
Other comprehensive income (loss):
Foreign currency translation adjustments	40,705	405,845	770,762	182,448
Increase (decrease) in fair value of derivatives	12,620	(81,458)	36,813	28,802
Reclassification to interest expense from derivatives	(5,944)	(9,236)	(20,554)	(29,661)
Other comprehensive income	47,381	315,151	787,021	181,589
Comprehensive income	$111,094	$355,285	$2,004,075	$584,228
Comprehensive (income) attributable to noncontrolling interests	(31,227)	(67,309)	(107,030)	(67,155)
Comprehensive income attributable to Digital Realty Trust, L.P.	$79,867	$287,976	$1,897,045	$517,073

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2025	$1,505,889	30,200,000	731,690	340,372,076	22,726,593	6,271,925	448,563	(561,319)	10,430	23,355,957
Conversion of limited partner common units to general partner common units	—	—	—	69,038	5,935	(69,038)	(5,935)	—	—	—
Vesting of restricted common units, net	—	—	—	59,492	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	2,468,090	424,027	—	—	—	—	424,027
Issuance of limited partner common units, net	—	—	—	—	—	403	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	72,465	5,599	—	—	—	—	5,599
Amortization of share-based compensation	—	—	—	—	26,279	—	—	—	—	26,279
Reclassification of vested share-based awards	—	—	—	—	(534)	—	534	—	—	—
Adjustment to redeemable partnership units	(226)	—	—	—	226	—	—	—	—	226
Distributions	(190)	—	(10,181)	—	(418,525)	—	(7,479)	—	—	(436,185)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	1,981	1,981
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(5,840)	—	10,181	—	57,631	—	1,970	—	(229)	69,553
Other comprehensive income (loss)	36,339	—	—	—	—	—	—	10,055	987	11,042
Balance as of September 30, 2025	$1,535,972	30,200,000	$731,690	343,041,161	$22,827,231	6,203,290	$437,653	$(551,264)	$7,940	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2024	$1,433,185	30,200,000	$731,690	336,636,742	$21,790,990	6,134,812	$426,183	$(1,212,367)	$6,099	$21,742,595
Conversion of limited partner common units to general partner common units	—	—	—	160,028	13,507	(160,028)	(13,507)	—	—	—
Vesting of restricted common units, net	—	—	—	167,282	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	5,955,487	1,029,190	—	—	—	—	1,029,190
Issuance of limited partner common units, net	—	—	—	—	—	228,506	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	121,622	5,401	—	—	—	—	5,401
Amortization of share-based compensation	—	—	—	—	75,912	—	—	—	—	75,912
Reclassification of vested share-based awards	—	—	—	—	(22,233)	—	22,233	—	—	—
Adjustment to redeemable partnership units	(880)	—	—	—	880	—	—	—	—	880
Distributions	(570)	—	(30,543)	—	(1,245,815)	—	(22,696)	—	—	(1,299,054)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	3,717	3,717
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(17,520)	—	30,543	—	1,179,399	—	25,440	—	(808)	1,234,574
Other comprehensive income (loss)	121,757	—	—	—	—	—	—	661,103	4,161	665,264
Balance as of September 30, 2025	$1,535,972	30,200,000	$731,690	343,041,161	$22,827,231	6,203,290	$437,653	$(551,264)	$7,940	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2024	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2024	$1,399,889	30,200,000	$731,690	325,885,279	$20,690,528	6,460,947	$458,481	$(908,943)	$36,060	$21,007,816
Conversion of limited partner common units to general partner common units	—	—	—	79,944	5,791	(79,944)	(5,791)	—	—	—
Vesting of restricted common units, net	—	—	—	60,004	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	5,213,737	806,202	—	—	—	—	806,202
Issuance of limited partner common units, net	—	—	—	—	—	15,529	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	108,000	4,787	—	—	—	—	4,787
Amortization of share-based compensation	—	—	—	—	23,435	—	—	—	—	23,435
Reclassification of vested share-based awards	—	—	—	—	(1,631)	—	1,631	—	—	—
Adjustment to redeemable partnership units	1,526	—	—	—	(1,526)	—	—	—	—	(1,526)
Distributions	(190)	—	(10,181)	—	(400,659)	—	(7,728)	—	—	(418,568)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	—	—	—	—	—	—
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(2,045)	(2,045)
Net income (loss)	(9,898)	—	10,181	—	41,012	—	980	—	(2,141)	50,032
Other comprehensive income (loss)	74,309	—	—	—	3,847	—	—	231,936	5,059	240,842
Balance as of September 30, 2024	$1,465,636	30,200,000	$731,690	331,346,964	$21,171,786	6,396,532	$447,573	$(677,007)	$36,933	$21,710,975

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,217,054	$402,639
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(952,721)	(450,940)
Provision for impairment	—	168,303
Equity in loss of unconsolidated entities	36,646	83,937
Distributions from unconsolidated entities	99,993	67,325
Depreciation and amortization	1,401,178	1,316,442
Amortization of share-based compensation	69,760	60,675
Loss on debt extinguishment and modifications	—	3,706
Straight-lined rents and amortization of above and below market leases	(77,614)	(19,950)
Amortization of deferred financing costs and debt discount / premium	22,918	24,373
Other operating activities, net	(17,160)	349
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(221,448)	(228,896)
Increase in accounts payable and other liabilities	114,577	64,039
Net cash provided by operating activities	1,693,183	1,492,002
Cash flows from investing activities:
Improvements to investments in real estate	(2,179,018)	(2,096,330)
Cash paid for business combination / asset acquisitions, net of cash acquired	(288,013)	(317,297)
Investments in and advances to unconsolidated entities	(326,351)	(234,362)
Return of investment from unconsolidated entities	153,238	99,864
Proceeds from sale of assets	1,159,712	1,246,351
Other investing activities, net	9,034	(92,393)
Net cash used in investing activities	(1,471,398)	(1,394,167)
Cash flows from financing activities:
Proceeds from credit facilities	1,411,930	1,162,180
Payments on credit facilities	(1,958,565)	(1,192,606)
Borrowings on secured / unsecured debt	1,876,331	1,027,507
Repayments on secured / unsecured debt	(1,249,865)	(1,616,353)
Capital (distribution to) contributions from noncontrolling interests, net	(5,000)	(21,289)
General partner contributions	1,029,190	2,730,178
Payments of dividends and distributions	(1,718,285)	(1,623,062)
Other financing activities, net	(24,406)	55,379
Net cash (used in) provided by financing activities	(638,670)	521,934
Net (decrease) increase in cash, cash equivalents and restricted cash	(416,885)	619,769
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(153,793)	(74,131)
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470
Cash, cash equivalents and restricted cash at end of period	$3,306,022	$2,182,108

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, as filed with the SEC, and our other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of September 30, 2025	As of December 31, 2024
Land	$1,194,312	$1,108,251
Acquired ground lease	97	86
Buildings and improvements	28,051,036	25,567,155
Tenant improvements	949,446	883,502
	30,194,891	27,558,994
Accumulated depreciation and amortization	(9,665,380)	(8,641,331)
Investments in operating properties, net	20,529,511	18,917,663
Construction in progress and space held for development	5,422,338	5,164,334
Land held for future development	66,668	38,785
Investments in properties, net	$26,018,517	$24,120,782

Acquisitions

During the quarter, we closed on acquisitions of land parcels for approximately $67 million in the aggregate.

Contributions

During the first half of 2025, the Company launched its first U.S. Hyperscale Data Center Fund (the “Fund”), successfully raising more than $3 billion of equity commitments to date. Fund commitments represent a 40% to 80% ownership interest in each individual asset, while the Company will maintain the remaining 20% to 60% stake in the assets and less than a 2% direct interest in the Fund. The initial portfolio includes five operating data centers plus three land sites with access to power for data center development. In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million. The Company will serve as general partner, maintaining operational and management responsibilities for the assets, however, certain governance rights are granted to the limited partners. As such, we concluded we do not own a controlling interest and account for our interest in the assets under the equity method of accounting. These real estate assets were previously classified as held for sale and contribution. Additionally, as of September 30, 2025, one additional development project was classified within Assets held for sale and contribution on our condensed consolidated balance sheet as it is probable it will be contributed to the Fund within one year. The disposition of a portion of our interest in the remaining development project met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the assets. This development project was not representative of a significant component of our portfolio, nor will the contribution represent a significant shift in our strategy.

On April 3, 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to the joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

As of September 30, 2025, real estate assets, including those mentioned above, that qualified as held for sale had an aggregate carrying value of $116.6 million within total assets and $0.3 million within total liabilities and are shown within Assets held for sale and contribution and Obligations associated with assets held for sale and contribution, respectively, on the condensed consolidated balance sheets. Subsequent to quarter end, Digital Realty sold a non-core

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

data center in the Dallas metro area, which was held for sale as of September 30, 2025, for gross proceeds of $33 million.

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

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of September 30, 2025, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of September 30, 2025, the termination dates of these ground leases generally range from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2026 to 2037.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease, plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $40.5 million and $39.2 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $118.8 million and $112.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2025	December 31, 2024
Accounts receivable – trade	$791,314	$629,250
Allowance for doubtful accounts	(85,274)	(59,224)
Accounts receivable – trade, net	706,040	570,026

Accounts receivable – customer recoveries	209,202	178,827
Value-added tax receivables	194,486	160,369
Accounts receivable – installation fees	175,506	157,409
Other receivables	210,871	190,833
Accounts and other receivables, net	$1,496,105	$1,257,464

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2025	December 31, 2024
Deferred rent receivables	$712,256	$644,566
Allowance for deferred rent receivables	(1,632)	(2,110)
Deferred rent, net	$710,624	$642,456

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	September 30, 2025	December 31, 2024
Americas (1)	$2,270,335	$1,311,950
APAC (2)	723,335	615,687
EMEA (3)	240,724	252,791
Global (4)	456,355	459,372
Total	$3,690,749	$2,639,800

Includes the following unconsolidated entities along with our ownership percentage as of September 30, 2025:

(1)	Ascenty (49%), Blackstone (ranging from 20% to 50%), Clise (50%), GI Partners (ranging from 20% to 25%), Mapletree (20%), Menlo (20%), Mitsubishi (20%), Realty Income (20%), TPG Real Estate (20%), Fund (ranging from 20% to 60%), and Walsh (88%).
(2)	Digital Connexion (33%), Digital Realty Bersama (50%), Lumen (50%), and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (39%).

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

As of September 30, 2025, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

The Company’s 32% interest in DCREIT consisted of 420 million units and 418 million units as of September 30, 2025 and December 31, 2024, respectively. Based on the closing price per unit of $0.48 and $0.58 as of September 30, 2025 and December 31, 2024, respectively, the fair value of the units the Company owned in DCREIT was approximately $202 million and $242 million as of September 30, 2025 and December 31, 2024, respectively.

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.7 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $8.9 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively, which are recorded as fee income and other on the condensed consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Ascenty – In addition to the Company’s 49% ownership interest in Ascenty, there is also an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $23 million as of September 30, 2025 and December 31, 2024. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at September 30, 2025 as compared to December 31, 2024 were driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	September 30, 2025			December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,896,294	$(1,222,451)	$1,673,843	$2,783,428	$(1,080,547)	$1,702,881
Acquired in-place lease value	982,586	(834,740)	147,846	1,043,706	(863,021)	180,685
Other	108,785	(42,748)	66,037	122,638	(36,038)	86,600
Acquired above-market leases	110,957	(108,828)	2,129	126,322	(122,714)	3,608
Acquired below-market leases	(241,707)	207,746	(33,961)	(258,243)	219,672	(38,571)
Total	$3,856,915	$(2,001,021)	$1,855,894	$3,817,851	$(1,882,648)	$1,935,203

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $58.8 million and $61.5 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $172.6 million and $178.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.3 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $3.8 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated annual amortization for each of the five succeeding years and thereafter, commencing October 1, 2025 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other	Acquired above-market leases	Acquired below-market leases
2025	$87,403	$13,290	$18,779	$119	$(2,218)
2026	212,769	45,975	6,321	475	(6,372)
2027	212,730	36,717	6,321	475	(5,760)
2028	191,808	18,863	6,339	475	(5,686)
2029	159,859	10,008	6,393	442	(5,686)
Thereafter	809,274	22,993	21,884	143	(8,239)
Total	$1,673,843	$147,846	$66,037	$2,129	$(33,961)

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	September 30, 2025		December 31, 2024
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	2.70%	$1,173,283	3.81%	$1,637,922
Unsecured term loans	2.75%	440,025	3.23%	388,275
Unsecured senior notes	2.44%	15,923,345	2.26%	14,059,415
Secured and other debt	8.77%	833,431	8.52%	761,263
Total	2.75%	$18,370,084	2.72%	$16,846,875

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	September 30, 2025		December 31, 2024
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,921,597	15.9%	$2,852,102	16.9%
British pound sterling (£)	1,210,140	6.6%	1,627,080	9.7%
Euro (€)	12,018,782	65.4%	10,327,404	61.3%
Other	2,219,565	12.1%	2,040,289	12.1%
Total	$18,370,084		$16,846,875

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of September 30, 2025 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2025	$—	$—	$—	$216	$216
2026	—	440,025	1,606,710	119,508	2,166,243
2027	—	—	1,188,348	244,130	1,432,478
2028	—	—	2,136,700	393,591	2,530,291
2029	1,173,283	—	2,859,637	18,738	4,051,658
Thereafter	—	—	8,131,950	57,248	8,189,198
Subtotal	$1,173,283	$440,025	$15,923,345	$833,431	$18,370,084
Unamortized net discounts	—	—	(41,302)	(3,991)	(45,293)
Unamortized deferred financing costs	(21,241)	(1,092)	(73,478)	(3,546)	(99,357)
Total	$1,152,042	$438,933	$15,808,565	$825,894	$18,225,434
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million Euro Term Loan Facility is subject to a maturity extension option of one year, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. The current maturity date is August 11, 2026.

On September 24, 2024, we refinanced our Global Revolving Credit Facilities. Below are key terms for our Global Revolving Credit Facility and Yen Revolving Credit Facility.

Global Revolving Credit Facility

We have a Global Revolving Credit Facility under which we may draw up to $4.2 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pound sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of September 30, 2025, approximately $97.4 million of letters of credit were issued.

We have the ability to increase the size of the Global Revolving Credit Facility by up to $1.8 billion, subject to the receipt of lender commitments and the satisfaction of certain customary conditions precedent. Other key terms of the Global Revolving Credit Facility are as follows:

●	Maturity date: January 24, 2029, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the Global Revolving Credit Facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 77.5 basis points (subject to a sustainability-linked pricing component).
●	Annual facility fee: based on the total commitment amount of the facility and the credit ratings of our long-term debt is currently 15 basis points (subject to a sustainability-linked pricing component) and is payable quarterly.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

Yen Revolving Credit Facility

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese yen of up to ¥42.5 billion (approximately $287.4 million based on the exchange rate on September 30, 2025), hereafter referred to as the “Yen Revolving Credit Facility”. We have the ability from time to time to increase the size of the Yen Revolving Credit Facility to up to ¥102.5 billion, subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen Revolving Credit Facility are as follows:

●	Maturity date: January 24, 2029, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the Global Revolving Credit Facilities.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 45 basis points (subject to a sustainability-linked pricing component).
●	Quarterly unused commitment fee: currently is 10 basis points (subject to a sustainability-linked pricing component), calculated using the average daily unused revolving credit commitment and is based on the credit ratings of our long-term debt.
●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of September 30, 2025, we were in compliance with all of such covenants for both of these revolving credit facilities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	September 30, 2025	December 31, 2024
4.250% notes due 2025 (1)		£400,000	$634,480	Jan 17, 2025	$—	500,640
0.625% notes due 2025 (2)		€650,000	$720,980	Jul 15, 2025	—	673,010
2.500% notes due 2026		€1,075,000	$1,224,640	Jan 16, 2026	1,261,405	1,113,055
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	345,305	302,987
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	188,348	165,265
3.700% notes due 2027 (3)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028 (3)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	586,700	517,700
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	339,027	297,478
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	470,610	438,060
1.875% Exchangeable Notes due 2029 (3)		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	1,150,000
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	880,050	776,550
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	739,530	688,380
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	586,700	517,700
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,173,400	1,035,400
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	880,050	776,550
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	880,050	776,550
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	997,390	880,090
3.875% notes due 2034		€850,000	$991,015	Jul 15, 2034	997,390	—
3.875% notes due 2035		€850,000	$876,180	Mar 15, 2035	997,390	—
					$15,923,345	$14,059,415
Unamortized discounts, net of premiums					(41,302)	(27,476)
Deferred financing costs, net					(73,478)	(69,087)
Total unsecured senior notes, net of discount and deferred financing costs					$15,808,565	$13,962,852
(1)	Paid at maturity on January 17, 2025.
(2)	Paid at maturity on July 15, 2025.
(3)	Subject to cross-currency swaps.

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

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2025, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted earnings per share (“EPS”) / earnings per unit (“EPU”) (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders	$57,631	$41,012	$1,179,399	$382,378
Loss attributable to redeemable noncontrolling interest (1)	(5,870)	(9,918)	(18,080)	(22,432)
Net income available to common stockholders - diluted EPS	$51,761	$31,094	$1,161,319	$359,946

Denominator:
Weighted average shares outstanding—basic	341,370	327,977	338,565	319,965
Potentially dilutive common shares:
Unvested incentive units	92	77	86	67
Unvested restricted stock	82	69	62	39
Market performance-based awards	225	228	221	285
Redeemable noncontrolling interest shares (1)	7,465	7,898	7,697	8,285
Weighted average shares outstanding—diluted	349,234	336,249	346,631	328,641
Income per share:
Basic	$0.17	$0.13	$3.48	$1.20
Diluted	$0.15	$0.09	$3.35	$1.10

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income available to common unitholders	$59,631	$42,012	$1,205,399	$391,078
Loss attributable to redeemable noncontrolling interest (1)	(5,870)	(9,918)	(18,080)	(22,432)
Net income available to common unitholders - diluted EPS	$53,761	$32,094	$1,187,319	$368,646

Denominator:
Weighted average units outstanding—basic	347,301	334,103	344,504	326,154
Potentially dilutive common units:
Unvested incentive units	92	77	86	67
Unvested restricted units	82	69	62	39
Market performance-based awards	225	228	221	285
Redeemable noncontrolling interest shares (1)	7,465	7,898	7,697	8,285
Weighted average units outstanding—diluted	355,165	342,375	352,570	334,830
Income per unit:
Basic	$0.17	$0.13	$3.50	$1.20
Diluted	$0.15	$0.09	$3.37	$1.10
(1)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders (“Rollover Shareholders”) have the right to put their shares in an upstream parent company of Teraco (“Remaining Interest”) to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

In November 2024, Digital Realty Trust, L.P. issued $1,150,000,000 principal amount of its 1.875% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”). Net proceeds from the offering were approximately $1.1 billion after deducting managers’ discounts and offering expenses. As of September 30, 2025, the holders of the Exchangeable Notes will have an option on or after August 15, 2029, or at an earlier date under certain circumstances, to exchange the notes. The Company must always cash settle the principal amount of the Exchangeable Notes, while any excess may be settled via cash, common shares or a combination at the election of the Company. Accordingly, the Company applies the if converted method to determine the dilutive impact on EPS related to the Exchangeable Notes. There is no interest expense adjustment to the numerator as the principal will always be cash settled. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above principal and interest component) of the instrument by the average share price during the period. The “conversion spread value” is the value that would be delivered to the holders in shares based on the terms of the Exchangeable Notes upon an assumed conversion. As of September 30, 2025, the conversion spread value is currently zero, since the weighted average price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Exchangeable Notes	6,624	—	6,624	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,931	6,125	5,940	6,189
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,177	1,264	1,230	1,355
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,237	1,329	1,294	1,425
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,029	2,180	2,122	2,337
Total	16,998	10,898	17,210	11,306

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

Since June 30, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $501 million from the issuance of approximately 2.9 million common shares under the 2024 Sales Agreement at an average price of $172.46 per share after payment of approximately $2.9 million of commissions to the agents. As of October 29, 2025, approximately $2.0 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	343,041	98.2%	336,637	98.2%
Noncontrolling interests consist of:
Common units held by third parties	4,046	1.2%	4,049	1.2%
Incentive units held by employees and directors (see Note 12. ''Incentive Plans'')	2,157	0.6%	2,086	0.6%
	349,244	100.0%	342,772	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,065.7 million and $1,090.4 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2025 and December 31, 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows activity for noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2025 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2024	4,049	2,086	6,135
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(3)	(157)	(160)
Incentive units issued upon achievement of market performance condition	—	68	68
Grant of incentive units to employees and directors	—	164	164
Cancellation / forfeitures of incentive units held by employees and directors	—	(4)	(4)
As of September 30, 2025	4,046	2,157	6,203
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying consolidated balance sheets of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2025 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$411,925
May 29, 2025	June 30, 2025	2,625	3,071	4,485	415,365
August 11, 2025	September 30, 2025	2,625	3,071	4,485	418,525
		$7,875	$9,213	$13,455	$1,245,815
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the nine months ended September 30, 2025 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$419,771
May 29, 2025	June 30, 2025	2,625	3,071	4,485	423,116
August 11, 2025	September 30, 2025	2,625	3,071	4,485	426,194
		$7,875	$9,213	$13,455	$1,269,081
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2024	$(1,189,649)	$7,366	$(1,182,283)
Net current period change	632,447	15,945	648,392
Balance as of September 30, 2025	$(557,202)	$23,311	$(533,891)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2024	$(1,218,412)	$6,045	$(1,212,367)
Net current period change	644,845	16,258	661,103
Balance as of September 30, 2025	$(573,567)	$22,303	$(551,264)

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

Performance-Based Awards (the “Performance Awards”): Performance-based Class D units of the Operating Partnership and performance-based Restricted Stock Units of Digital Realty Trust, Inc.’s common stock may be issued to officers and employees of the Company. The Performance Awards include performance-based and time-based vesting criteria. Depending on the type of award, the total number of units that qualify to fully vest is determined based on either a market performance criterion (“Market-Based Performance Awards”) or financial performance criterion (“Financial-Based Performance Awards”), in each case, subject to time-based vesting.

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

The grant date fair value of the Market-Based Performance Awards was approximately $12.3 million and $9.8 million for the nine months ended September 30, 2025 and 2024, respectively. This amount will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years.

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

As of September 30, 2025, approximately 3.0 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of our compensation expense and our unearned compensation (in millions):

							Expected
							period to
	Deferred Compensation				Unearned Compensation		recognize
	Expensed		Capitalized		As of	As of	unearned

	Three Months Ended September 30,				September 30,	December 31,	compensation
Type of incentive award	2025	2024	2025	2024	2025	2024	(in years)
Long-term incentive units	$5.0	$4.0	$0.1	$—	$33.9	$22.1	2.4
Performance-based awards	3.8	3.5	0.1	—	34.9	24.1	2.5
Service-based restricted stock units	10.0	9.2	2.2	0.8	95.9	70.3	2.6

	Nine Months Ended September 30,
	2025	2024	2025	2024
Long-term incentive units	$15.0	$11.5	$0.1	$0.1
Performance-based awards	11.2	9.2	0.3	0.1
Service-based restricted stock units	29.8	25.6	5.7	3.7

Activity for LTIP Units and Service-based Restricted Stock Units for the nine months ended September 30, 2025 is shown below.

		Weighted-Average
		Grant Date Fair
Unvested LTIP Units	Units	Value
Unvested, beginning of period	263,130	$129.93
Granted	164,138	167.04
Vested	(117,288)	129.34
Cancelled or expired	(3,628)	130.14
Unvested, end of period	306,352	$148.11

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Weighted-Average
		Grant Date Fair
Unvested Restricted Stock Units	Shares	Value
Unvested, beginning of period	591,797	$145.15
Granted	419,164	159.06
Vested	(249,580)	131.80
Cancelled or expired	(34,939)	132.75
Unvested, end of period	726,442	$144.61

2025 Carried Interest Plan

On August 27, 2025, the Board of Directors (the “Board”) of the Parent approved the Digital Realty 2025 Carried Interest Plan (the “Carried Interest Plan”), pursuant to which certain employees of the Company, including our named executive officers, will be eligible to receive certain awards with respect to certain strategic capital ventures of the Company (each, a “Vehicle”). The purpose of the Carried Interest Plan is to attract, retain and incentivize certain executives and other employees of the Company in connection with, and to recognize the success of, such investments.

Types of Awards. The Carried Interest Plan provides for the grant of carried interest awards and appreciation interest awards.

●	Carried Interest Awards. Awards of carried interests under the Carried Interest Plan consist of interests in one or more Vehicles (a “carry vehicle”) holding the right to receive a portion of the carried interest or promote distributions generated from each of the Vehicles. When a carry vehicle receives, directly or indirectly, a distribution of the carried interest or promote (a “Carried Interest Payment Date”), the carry vehicle will distribute the net proceeds to participants holding fully vested carried interest awards in accordance with the Carried Interest Plan and applicable award agreement. The carried interest awards are intended to be treated as “profits interests” for U.S. federal income tax purposes.
●	Appreciation Interest Awards. Awards of appreciation interests are notional interests granted under the Carried Interest Plan that track the value of a corresponding carried interest award.

Vesting. Awards under the Plan will vest in full upon the satisfaction of both a service condition and a performance condition.

The service condition will be satisfied with respect to 25% of an award on each of the first four anniversaries of the applicable vesting commencement date, subject to the participant’s continued service through the applicable vesting date. The performance condition will be satisfied with respect to 100% of an award on the first Carried Interest Payment Date on which the applicable performance hurdles for the Vehicle are satisfied (the “Initial Carried Interest Payment Date”).

In the event that the performance condition is satisfied prior to the full satisfaction of the service condition, (i) with respect to any carried interest award, the service condition will accelerate and be deemed fully satisfied upon the date the performance condition is satisfied, subject to the participant’s continued service through such date; and (ii) with respect to any appreciation interest award, the service condition will continue to be eligible to be satisfied on the applicable service condition satisfaction date(s) following the Initial Carried Interest Payment Date, subject to the participant’s continued service through the applicable vesting date.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Payment. Any participant holding a fully vested carried interest award on any Carried Interest Payment Date that occurs with respect to the carry vehicle to which the award relates will be entitled to cash distributions of the carried interest or promote from such carry vehicle. Payments in respect of fully vested appreciation interest awards may be in the form of cash, fully-vested shares of our common stock, fully-vested units in our Operating Partnership or a combination thereof, as determined by the plan administrator. Any shares issued may (or, to the extent required by applicable stock exchange rules, will) be issued under the Incentive Plan or any successor plan. As of September 30, 2025, no amount is anticipated to be paid in the next 12 months.

Individual Payment Limit. In no event may any participant receive aggregate payments or distributions pursuant to awards under the Carried Interest Plan in any calendar year in excess of three times the sum of the participant’s annual base salary rate, target annual bonus and target annual equity award value at the time of payment (or, if a participant is not employed on the payment date, three times the participant’s annual base salary rate, target annual bonus and target annual equity award value as of the day immediately prior to the date on which the participant’s employment terminated).

Award Limit. In no event will more than 50% of the aggregate carried interest or promote distributions made with respect to any Vehicle be paid to participants in respect of awards in the applicable carry vehicle under the Carried Interest Plan. During the three months ended September 30, 2025, we have granted 9% of the 50% permitted to be granted under the Carried Interest Plan.

13. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of September 30, 2025 and December 31, 2024, we had cross-currency interest rate swaps outstanding with notional amounts of $2.3 billion and maturity dates ranging through 2029.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Cross-currency interest rate swaps (included component) (1)		$15,704	$83,624	$(255,559)	$5,616
Cross-currency interest rate swaps (excluded component) (2)		9,820	(12,121)	43,436	(12,748)
Total		$25,524	$71,503	$(212,123)	$(7,132)

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2025	2024	2025	2024
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$6,466	$5,205	$20,260	$17,314
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of September 30, 2025, we estimate that an additional $0.2 million will be reclassified as a decrease to interest expense during the twelve months ended September 30, 2026, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$2,462	$19,191	$(7,185)	$7,991

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2025	2024	2025	2024
Interest rate swaps	Interest expense	$(522)	$4,031	$294	$12,348

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$14,133	$268,971	$32,883	$75,597
Interest rate swaps	6,085	23,996	6,130	11,253
	$20,218	$292,967	$39,013	$86,850
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

14. Fair Value

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2024 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and the Euro Term Loan Facility approximates the estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and the fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on September 30, 2025 and December 31, 2024 as compared to those in effect when the debt was issued or assumed. As described in Note 13. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities, unsecured senior notes and secured and other debt as of the respective periods are shown below (in thousands):

	Categorization	As of September 30, 2025		As of December 31, 2024
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$1,173,283	$1,173,283	$1,637,922	$1,637,922
Unsecured term loans (1)	Level 2	440,025	440,025	388,275	388,275
Unsecured senior notes (2)	Level 2	15,359,445	15,923,345	13,370,897	14,059,415
Secured and other debt (2)	Level 2	828,758	833,431	752,732	761,263
		$17,801,511	$18,370,084	$16,149,826	$16,846,875
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2025, we had open commitments, including amounts reimbursable by customers of approximately $63.8 million, related to construction contracts of approximately $2.3 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2025, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance – As previously disclosed, in September 2024, an incident at one of our Singapore data centers resulted in damages to the facility. We believe this incident is substantially covered by our insurance policies, including coverage for the repair cost of the building, business interruption loss and potential third-party claims, subject to deductibles. Initial costs, including direct costs related to the incident and an estimated write-off of damage caused to existing fixed assets, totaling approximately $16 million were incurred during 2024. After factoring our expected insurance coverage and related deductible, we reported net expenses of approximately $5.0 million related to this incident for 2024.

As of September 30, 2025, we have received total insurance proceeds of $36.8 million to date which includes $15.2 million received for property damage and initial direct costs and $21.6 million received for business interruption losses. We had insurance receivable balances of $7.4 million and $11.6 million, respectively, as of September 30, 2025 and December 31, 2024 for known losses for which insurance reimbursement is probable, which is included in Other assets in the condensed consolidated balance sheets. Insurance proceeds for business interruption losses are recognized in Other income, net in the condensed consolidated income statement as received. No gain contingencies have been recognized as our ability to realize those gains remain uncertain.

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of September 30, 2025, and December 31, 2024:

	Balance as of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,299,703	$3,870,891
Restricted cash (included in Other assets)	6,319	5,809
Total	$3,306,022	$3,876,700

We paid $316.0 million and $391.6 million for interest, net of amounts capitalized, for the nine months ended September 30, 2025 and 2024, respectively.

We paid $93.6 million and $53.4 million for income taxes, net of refunds, for the nine months ended September 30, 2025 and 2024, respectively.

Accrued construction related costs totaled $567.2 million and $504.4 million as of September 30, 2025 and 2024, respectively.

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

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Inside the United States	$804.7	$740.2	$2,347.0	$2,159.7
Outside the United States	772.5	691.0	2,131.0	1,959.4
Revenue Outside of U.S. %	49.0%	48.3%	47.6%	47.6%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
(Amounts in millions)	2025	2024	2025	2024
Inside the United States	$10,237.4	$10,592.3	$508.7	$552.3
Outside the United States	15,781.1	13,528.5	658.7	626.6

Net Assets in Foreign Operations	$9,130.1	$7,744.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; increased tariffs, global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center space that we lease or sublease from third parties; information security and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty

Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

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

Summary of 2025 Significant Activities

We completed the following significant activities during the nine months ended September 30, 2025:

●	In January 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2035. Net proceeds from the offering were approximately €838 million (approximately $864 million based on the exchange rate on January 14, 2025) after deducting managers’ discounts and estimated offering expenses.
●	In March 2025, we formed a joint venture with Bersama Digital Infrastructure Asia (BDIA) to develop and operate data centers across Indonesia. We acquired a 50% interest in the joint venture, which consists of two land parcels and two buildings in Jakarta, Indonesia for approximately $94.7 million. The 6 acres of land and two buildings can support up to approximately 32 megawatts of IT load.
●	In April 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to the joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

●	During the first half of 2025, the Company launched the Fund, and in May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million.
●	In June 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034 (the “Euro Notes”). Net proceeds from the offering of the Euro Notes were approximately €836.6 million (approximately $975 million based on the exchange rate on June 25, 2025) after deducting managers’ discounts and estimated offering expenses.
●	In July 2025, we repaid €650 million in aggregate principal amount of our 0.625% senior notes due 2025.

●	For the nine months ending September 30, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $1.0 billion from the issuance of approximately 6.0 million common shares under the 2024 Sales Agreement at an average price of $172.90 per share after payment of approximately $6.3 million of commissions to the agents. As of October 29, 2025, approximately $2.0 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

	As of September 30, 2025					As of December 31, 2024
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	92	18,598	1,526	1,213	85.5%	101	20,004	2,775	1,025	85.5%
Europe	107	9,332	2,931	717	78.4%	106	8,836	2,833	717	77.3%
Asia Pacific	11	1,643	1,025	289	82.7%	11	1,577	66	289	81.2%
Africa	12	2,122	1,007	21	82.9%	12	1,704	1,422	21	82.8%
Consolidated Portfolio	222	31,694	6,488	2,240	83.1%	230	32,120	7,096	2,052	82.9%
Managed Unconsolidated Portfolio	40	6,809	2,632	409	93.5%	31	5,552	1,022	400	91.8%
Non-Managed Unconsolidated Portfolio	49	4,203	1,110	2,109	83.1%	47	3,654	787	2,234	83.0%
Total Portfolio	311	42,706	10,230	4,758	84.8%	308	41,326	8,904	4,686	84.1%

Note: Table excludes data centers held for sale. Individual items may not add up to total due to rounding.

(1)	Net rentable square feet represent the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of September 30, 2025, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the nine months ended September 30, 2025 (square feet in thousands):

					TI’s/Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	1,420	$267	$279	4.5%	$1	1.3
> 1 MW	514	$149	$190	27.5%	$1	4.1
Other (6)	407	$47	$66	41.0%	$2	4.8
New Leases Signed (5)
0 — 1 MW	626	—	$306	—	$12	4.5
> 1 MW	917	—	$320	—	$0	10.1
Other (6)	52	—	$57	—	$1	8.1
Leasing Activity Summary
0 — 1 MW	2,046		$287
> 1 MW	1,431		$273
Other (6)	459		$65
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period presented.
(3)	Excludes short-term leases.
(4)	Commencement dates for the leases signed range from 2025 to 2026.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
September 30, 2025
Metropolitan Area	Total annualized rent (1)
Northern Virginia	20.4%
Chicago	7.2%
Frankfurt	6.0%
London	4.8%
Dallas	4.5%
Singapore	4.5%
New York	4.2%
Amsterdam	4.1%
Paris	4.0%
Sao Paulo	3.7%
Silicon Valley	3.7%
Johannesburg	3.6%
Portland	3.1%
Tokyo	2.2%
Zurich	1.7%
Other	22.3%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the nine months ended September 30, 2025 was approximately $25.5 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the nine months ended September 30, 2025 as compared to December 31, 2024 is shown below (in thousands):

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2024	23,866	8,256	32,122
New development and space reconfigurations	14	1,353	1,367
Transfers to stabilized from non-stabilized	1,742	(1,742)	—
Transfers to non-stabilized from stabilized	(1,671)	1,411	(260)
Dispositions / Sales	(1,535)	(156)	(1,691)
Acquisitions	—	156	156
As of September 30, 2025	22,416	9,278	31,694

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended September 30, 2024

Revenues

Total operating revenues as shown on our condensed consolidated income statements was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Stabilized	$1,100,396	$1,026,872	$73,524	7.2%	3,171,304	$3,010,623	$160,681	5.3%
Non-Stabilized	435,694	386,855	48,839	12.6%	1,209,007	1,059,343	149,664	14.1%
Rental and other services	1,536,090	1,413,727	122,363	8.7%	4,380,311	4,069,966	310,345	7.6%
Fee income and other	41,144	17,487	23,657	135.3%	97,710	49,140	48,570	98.8%
Total operating revenues	$1,577,234	$1,431,214	$146,020	10.2%	$4,478,021	$4,119,106	$358,915	8.7%

Total operating revenues increased by approximately $146.0 million and $358.9 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

Stabilized rental and other services revenue increased by approximately $73.5 million and $160.7 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in new leasing and renewals across all regions along with the strengthening of foreign exchange rates, primarily the Euro, British pound sterling and Singapore dollar.

Non-stabilized rental and other services revenue increased by approximately $48.8 million and $149.7 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to:

(i)	increases of $114.4 million and $290.8 million, respectively, due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Portland and Johannesburg); and
(ii)	offset by decreases of $65.6 million and $141.2 million, respectively, related to properties sold or contributed after September 30, 2024.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Stabilized	$275,180	$270,051	$5,129	1.9%	$765,651	$757,885	$7,766	1.0%
Non-Stabilized	100,447	86,012	14,435	16.8%	262,650	237,997	24,653	10.4%
Total Utilities	375,627	356,063	19,564	5.5%	1,028,301	995,882	32,419	3.3%

Stabilized	199,350	175,037	24,313	13.9%	561,119	514,581	46,538	9.0%
Non-Stabilized	78,942	74,759	4,183	5.6%	223,496	197,236	26,260	13.3%
Total Rental property operating and maintenance (excluding utilities)	278,292	249,796	28,496	11.4%	784,615	711,817	72,798	10.2%

Total Rental property operating and maintenance	653,919	605,859	48,060	7.9%	1,812,916	1,707,699	105,217	6.2%

Stabilized	45,850	39,646	6,204	15.6%	125,985	121,390	4,595	3.8%
Non-Stabilized	10,481	10,856	(375)	(3.5)%	38,201	27,337	10,864	39.7%
Total Property taxes and insurance	56,331	50,502	5,829	11.5%	164,186	148,727	15,459	10.4%

Total property level operating expenses	$710,250	$656,361	$53,889	8.2%	$1,977,102	$1,856,426	$120,676	6.5%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $5.1 million and $7.8 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to higher power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC, offset by rebates received mainly in EMEA.

Total non-stabilized utilities expenses increased by approximately $14.4 million and $24.7 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to:

(i)	an increase of approximately $34.6 million and $75.4 million, respectively, due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Portland and Johannesburg); offset by
(ii)	a decrease in power agreement charges by $3.3 million and $11.7 million, respectively; and
(iii)	a decrease of $16.9 million and $39.1 million, respectively, related to properties sold or contributed after September 30, 2024.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $24.3 million and $46.5 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in building operations expense, common area maintenance expense and data center labor.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $4.2 million and $26.3 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to increases in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $6.2 million and $4.6 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to timing of property tax assessments throughout our North American portfolio.

Total non-stabilized property taxes and insurance decreased by approximately $0.4 million and increased by approximately $10.9 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily related to property tax reassessments for certain properties located in Chicago, Northern Virginia and Portland in the non-stabilized portfolio.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Depreciation and amortization	$497,002	$459,997	$37,005	8.0%	$1,401,178	$1,316,442	$84,736	6.4%
General and administrative	141,705	117,602	24,103	20.5%	401,262	353,207	48,055	13.6%
Transactions and integration	86,559	24,194	62,365	257.8%	149,007	82,105	66,902	81.5%
Provision for impairment	—	—	—	—%	—	168,303	(168,303)	(100.0)%
Other	3,297	4,774	(1,477)	(30.9)%	3,604	15,081	(11,477)	(76.1)%
Total other operating expenses	728,563	606,567	121,996	20.1%	1,955,051	1,935,138	19,913	1.0%
Total property level operating expenses	710,250	656,361	53,889	8.2%	1,977,102	1,856,426	120,676	6.5%
Total operating expenses	$1,438,813	$1,262,928	175,885	13.9%	$3,932,153	$3,791,564	$140,589	3.7%

Transactions and Integration

Transactions and integration expenses increased $62.4 million and $66.9 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 driven primarily by placement fees associated with securing capital commitments to the Fund and lease termination expenses in connection with acquisitions.

Equity in Earnings (Loss) of Unconsolidated Entities

The change in Equity in earnings (loss) of unconsolidated entities was approximately $9.5 million and $47.3 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, Net

Gain on disposition of properties increased $20.3 million and $501.8 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

During the quarter, we sold three non-core data centers in the Atlanta, Miami and Boston metro areas for gross proceeds of approximately $90 million and recognized a gain on disposition of approximately $20 million.

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

Interest Expense

Interest expense decreased $10.2 million and $26.7 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 driven primarily by lower average balances on our Global Revolving Credit Facilities and term loan facilities offset by issuances of unsecured senior notes (€850 million of 3.875% Guaranteed Notes due 2033 (issued in September 2024), $1.15 billion of 1.875% Exchangeable Senior Notes due 2029 (issued in November 2024), €850 million of 3.875% Guaranteed Notes due 2035 (issued in January 2025) and €850 million of 3.875% Guaranteed Notes due 2034 (issued in June 2025).

Loss on Debt Extinguishment and Modifications

We incurred no losses on debt extinguishment and debt modifications in the three and nine months ended September 30, 2025.

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

Income Tax Expense

Income tax expense decreased $0.7 million and $8.1 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 due to jurisdictional rate mix in foreign jurisdictions and internal restructuring within the global group. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

As of September 30, 2025, we are under examination for various years in Belgium, Germany, Greece, Kenya, Mauritius, Singapore, Switzerland, United Kingdom and the United States.

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

The sales of common stock made under the 2024 Sales Agreement Amendment will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities. Since June 30, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $501 million from the issuance of approximately 2.9 million common shares under the 2024 Sales Agreement at an average price of $172.46 per share after payment of approximately $2.9 million of commissions to the agents. As of October 29, 2025, approximately $2.0 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the nine months ended September 30, 2025, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of September 30, 2025, we had $3,299.7 million of cash and cash equivalents, excluding $6.3 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits. As circumstances warrant, our Operating Partnership may dispose of assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

On September 24, 2024, we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of September 30, 2025. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At September 30, 2025, we had open commitments, related to construction contracts of approximately $2.3 billion, including amounts reimbursable of approximately $63.8 million.

For the remainder of 2025, we currently expect to incur approximately $1.2 billion to $1.7 billion of capital expenditures, which includes our share of joint venture contributions and is net of partner contributions for our development programs. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties are a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding square feet held in and costs incurred or to be incurred by unconsolidated entities.

Construction Projects in Progress	As of September 30, 2025			As of December 31, 2024
	Current	Future		Current	Future
(in thousands)	Investment (1)	Investment (2)	Total Cost	Investment (3)	Investment (2)	Total Cost
Future Development Capacity (4)	$2,588,441	$2,473,732	$5,062,173	$2,129,342	$1,550,645	$3,679,987
Data Center Construction	2,418,654	2,672,168	5,090,822	2,610,305	2,857,313	5,467,618
Equipment Pool and Other Inventory (5)	243,605	—	243,605	192,429	—	192,429
Campus, Tenant Improvements and Other (6)	339,460	240,627	580,087	271,042	157,976	429,018
Consolidated Land Held and Development Construction in Progress	$5,590,160	$5,386,527	$10,976,687	$5,203,119	$4,565,934	$9,769,052
(1)	Represents cost incurred through September 30, 2025. Includes approximately $101 million that is categorized within assets held for sale and contribution on the condensed consolidated balance sheets.
(2)	Represents estimated cost to complete scope of work pursuant to approved development budget.
(3)	Represents costs incurred through December 31, 2024.
(4)	Includes land and space held or actively under construction in preparation for future data center fit-out.
(5)	Represents long-lead equipment and materials required for timely deployment and delivery of data center fit-out.
(6)	Represents improvements in progress, which benefit space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future development reflects cumulative cost spent pending future development and includes ongoing improvements to building infrastructure in preparation for future data center fit-out. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Development projects	$1,784,380	$1,732,337
Enhancement and improvements	23,936	21,859
Recurring capital expenditures	175,386	175,467
Total capital expenditures (excluding indirect costs)	$1,983,702	$1,929,663

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the nine months ended September 30, 2025 and 2024 were $195.3 million and $166.7 million, respectively. Capitalized interest comprised approximately $92.4 million and $84.4 million of the total indirect costs capitalized for the nine months ended September 30, 2025 and 2024, respectively. Capitalized interest in the nine months ended September 30, 2025 increased, compared to the same period in 2024, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the nine months ended September 30, 2025 increased compared to the same period in 2024 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2025.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of October 29, 2025, we had approximately $3.2 billion of borrowings available under our Global Revolving Credit Facilities.

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

During the quarter, we sold three non-core data centers in the Atlanta, Miami and Boston metro areas for gross proceeds of approximately $90 million and recognized a gain on disposition of approximately $20 million.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and nine months ended September 30, 2025, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of September 30, 2025 (in millions):

Debt Summary:
Fixed rate	$14,026
Variable rate debt subject to interest rate swaps	2,651
Total fixed rate debt (including interest rate swaps)	16,677
Variable rate—unhedged	1,693
Total	$18,370
Percent of Total Debt:
Fixed rate (including swapped debt)	90.8%
Variable rate	9.2%
Total	100.0%

Effective Interest Rate as of September 30, 2025
Fixed rate (including hedged variable rate debt)	2.79%
Variable rate	2.33%
Effective interest rate	2.75%

Our ratio of debt to total enterprise value was approximately 23.0% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2025 of $172.88). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, HIBOR, TIBOR, JIBAR, SARON and Base CD Rate rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of September 30, 2025, our debt had a weighted average term to initial maturity of approximately 4.4 years (or approximately 4.5 years assuming exercise of extension options).

As of September 30, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $2.1 billion.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$1,693,183	$1,492,002	$201,181
Net cash used in investing activities	(1,471,398)	(1,394,167)	(77,231)
Net cash (used in) provided by financing activities	(638,670)	521,934	(1,160,604)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(416,885)	$619,769	$(1,036,654)

Cash provided by operating activities in 2025 increased $201.2 million over 2024. The increase was driven by:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	an increase in interest income as a result of carrying higher cash balances;
(iii)	a decrease in interest expense due to lower average balances on our Global Revolving Credit Facilities and unsecured term loans;
(iv)	offset by the net impact of properties sold and contributed in 2024 and 2025.

The changes in the activities that comprise the increase in net cash used in investing activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Decrease in net cash used in business combinations / asset acquisitions	$29,284
Increase in cash used for improvements to investments in real estate	(82,688)
Increase in cash contributed to investments in unconsolidated entities, net	(38,615)
Decrease in net cash provided by proceeds from sale of real estate	(86,639)
Other changes	101,427
Increase in net cash used in investing activities	$(77,231)

The increase in net cash used in investing activities was primarily due to:

(i)	a decrease in spend due to the acquisition of land parcels for $285 million in 2025 compared to the acquisition of land parcels in Paris and two data centers located in the Slough Trading Estate in 2024;
(ii)	an increase in spend on development projects of approximately $83 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	a decrease in cash provided by the sale or contributions of data centers due to:
●	approximately $1.2 billion provided for the nine months ended September 30, 2024:
i.	cash provided by the contribution of data centers to our joint ventures with Blackstone and Mitsubishi, for gross proceeds of approximately $231 million and $153 million, respectively;
ii.	the sale of four data centers to Brookfield for gross proceeds of approximately $271 million, the sale of a land parcel in Sydney for gross proceeds of approximately $68 million and the sale of an easement to a local power provider in Northern Virginia for gross proceeds of approximately $92 million;
iii.	the sale to GI Partners of a 75% interest in a third facility in Chicago. We received approximately $386 million of net proceeds and retained a 25% interest in the joint venture;
●	offset by approximately $1.2 billion provided for the nine months ended September 30, 2025:
i.	a $62 million cash contribution made by Mitsubishi in January 2025, which increased their ownership in the joint venture from 65% to 80%;
ii.	cash provided by the contribution of development projects at the Digital Dulles campus to the joint venture with Blackstone in April 2025, for gross proceeds of approximately $77 million;
iii.	cash provided by the contribution of data centers and development projects to the Fund in May 2025, for gross proceeds of approximately $937 million; and
iv.	cash provided by the sale of non-core data centers in the third quarter of 2025, for gross proceeds of approximately $90 million.

The changes in the activities that comprise the increase in net cash used in financing activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Decrease in cash provided by short-term borrowings	$(516,209)
Increase in cash provided by proceeds from secured / unsecured debt	848,824
Decrease in cash used for repayment on secured / unsecured debt	366,488
Decrease in cash provided by proceeds from issuance of common stock, net of costs	(1,700,988)
Increase in cash used for dividend and distribution payments	(95,223)
Other changes, net	(63,496)
Increase in net cash used in financing activities	$(1,160,604)

The increase in net cash used in financing activities was primarily due to:

(i)	an increase in cash payments on short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt:
●	the issuances of the 3.875% Guaranteed Notes due 2035 in January 2025 and the 3.875% Guaranteed Notes due 2034 in June 2025; compared to
●	the issuance of the 3.875% Guaranteed Notes due 2033 (the “2033 Notes”) in September 2024;
(iii)	a decrease in cash used for repayment:
●	$496 million on the GBP notes (4.250% notes due 2025) in January 2025;
●	$754 million on the €650 million 0.625% unsecured senior notes paid at maturity in July 2025; compared to
●	repayment of $240 million on the U.S. term loan facility, $637 million on the Euro notes (2.625% notes due 2024), $324 million on the 2.750% notes due 2024 and $415 million on the Euro Term Loan Facilities in 2024;
(iv)	a decrease in cash provided by proceeds from the issuance of:
●	approximately 6.0 million shares of common stock, net of costs, of approximately $1.0 billion under our ATM program in 2025; compared to
●	approximately 7.0 million shares of common stock, net of costs, of approximately $1.1 billion under our ATM program and approximately 12.1 million shares of common stock, net of costs, of approximately $1.7 billion from our equity offering in 2024; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2025, amounted to 1.8% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of September 30, 2025, common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units of approximately 0.2 million issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Net Income Available to Common Stockholders	$57,631	$41,012	$1,179,399	$382,378
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	2,000	1,000	26,000	8,700
Real estate related depreciation and amortization (1)	487,182	449,087	1,370,884	1,284,597
Depreciation related to non-controlling interests	(22,888)	(19,746)	(63,406)	(45,081)
Unconsolidated JV real estate related depreciation and amortization	65,922	48,474	180,955	143,468
Gain from the disposition of real estate assets	(19,780)	556	(952,721)	(459,857)
Provision for impairment	—	—	—	168,303
FFO available to common stockholders and unitholders (2)	$570,067	$520,383	$1,741,111	$1,482,508
Basic FFO per share and unit	$1.64	$1.56	$5.05	$4.55
Diluted FFO per share and unit (2)(3)	$1.65	$1.55	$5.07	$4.52
Weighted average common stock and units outstanding
Basic	347,301	334,103	344,504	326,154
Diluted (2)(3)	355,165	342,375	352,570	334,830

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statements	$497,002	$459,997	$1,401,178	$1,316,442
Non-real estate depreciation	(9,820)	(10,910)	(30,294)	(31,845)
	$487,182	$449,087	$1,370,884	$1,284,597
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $17,018 and $9,828 for the three months ended September 30, 2025 and 2024, respectively, and $45,326 and $32,049 for the nine months ended September 30, 2025 and 2024, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common stock and units outstanding	347,301	334,103	344,504	326,154
Add: Effect of dilutive securities	7,864	8,272	8,066	8,676
Weighted average common stock and units outstanding—diluted	355,165	342,375	352,570	334,830

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2025, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$14,026	$13,458
Variable rate debt subject to interest rate swaps	2,651	2,651
Total fixed rate debt (including interest rate swaps)	16,677	16,109
Variable rate debt	1,693	1,693
Total outstanding debt	$18,370	$17,802

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2025:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	5
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(5)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(173)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(163)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2025, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended September 30, 2025, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2025, Digital Realty Trust, Inc. issued an aggregate of 20,221 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2025, Digital Realty Trust, L.P. issued an aggregate of 20,221 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended September 30, 2025, an aggregate of 15,888 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 4,333 shares of common stock.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-K	001-32336 and 000-54023	02/24/2025	3.1
3.2	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.4	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
10.1	Digital Realty 2025 Carried Interest Plan*					X
10.2	Form of Carried Interest Award Agreement (1a)*					X
10.3	Form of Carried Interest Award Agreement (1b)*					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Portions of this exhibit have been omitted because such portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

October 31, 2025	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

October 31, 2025	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

October 31, 2025	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

October 31, 2025	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

October 31, 2025	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

October 31, 2025	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)