Form 10-K
period 2025-12-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2026-02-13
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, totaled approximately $59 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2025. The identification of 10% or greater stockholders as of June 30, 2025 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2025. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 9, 2026
Common Stock, $.01 par value per share	343,615,444

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of their fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a REIT for U.S. federal income tax purposes and the sole general partner of the OP. As of December 31, 2025, the Parent owned an approximate 98.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of December 31, 2025, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.2 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $271 million based on exchange rates at December 31, 2025) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

FOR THE YEAR ENDED DECEMBER 31, 2025

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

As of December 31, 2025, our portfolio included 310 data centers (including 89 data centers held as investments in unconsolidated entities), of which 118 are located in the United States, 113 are located in Europe, 36 are located in Latin America, 16 are located in Africa, 18 are located in Asia, six are located in Australia and three are located in Canada.

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

We believe cloud and hybrid cloud solutions and artificial intelligence technologies, along with other digital transformation initiatives, will remain significant drivers of demand for data center infrastructure. The hybrid cloud, which combines public and private cloud solutions, has gained traction because it enables corporate enterprises to achieve efficiencies and contain costs, as well as scale and secure their most sensitive information. In addition, the leading cloud service providers are generally mature, well-capitalized technology companies, and cloud platforms are among the fastest-growing business segments. Data center providers that can solve global coverage, capacity and connectivity needs, and coordinate and aggregate diverse customer and application demand, are poised to benefit from these cloud-specific industry drivers.

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

PlatformDIGITAL® combines our global presence with our Pervasive Data Center Architecture (PDx®) solution methodology for scaling digital business and efficiently managing data gravity challenges. Digital Realty gives its customers access to the connected communities that matter to them with a global data center footprint of over 300 facilities with over 232,000 cross connects in over 55 metros across more than 30 countries on six continents.

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

We are diversified across major metropolitan areas characterized by a high concentration of connected end-users and technology companies. At December 31, 2025, we owned or had investments in properties, on a wholly-owned basis or through unconsolidated entities, in the following geographies:

Europe
Amsterdam
Athens
Barcelona
Brussels
Copenhagen
Dublin
Düsseldorf
Frankfurt
Heraklion
London
Madrid
Marseille
Paris
Rome
Stockholm
Tel Aviv
Vienna
Zagreb
Zürich
North America
Atlanta
Austin
Boston
Charlotte
Chicago
Dallas
Houston
Los Angeles
Miami
New York
Northern Virginia
Phoenix
Portland
Querétaro
San Francisco
Seattle
Silicon Valley
Toronto
Asia-Pacific
Chennai
Hong Kong
Jakarta
Melbourne
Mumbai
Osaka
Seoul
Singapore
Sydney
Tokyo
Africa
Accra
Cape Town
Durban
Johannesburg
Lagos
Maputo
Mombasa
Nairobi
South America
Bogotá
Fortaleza
Rio de Janeiro
Santiago
São Paulo
DIGITAL REALTY

As of December 31, 2025, our portfolio, including investments in unconsolidated entities, contained a total of approximately 57.6 million rentable square feet, including approximately 9.7 million square feet of space under active development and 4.7 million square feet of space held for development. As of December 31, 2025, the 89 data centers held as investments in unconsolidated entities had an aggregate of approximately 11.2 million rentable square feet. In addition, as of December 31, 2025, we estimate that our land and other space held for, or actively under, construction could accommodate over 3,500 megawatts of additional data center capacity, including more than 1,000 additional megawatts developable in Northern Virginia. From time to time, we may look to sell individual assets or portfolios that we do not consider to be core to our business and growth strategy.

A significant component of our current and future growth is expected to be generated through the development of our existing space held for future development and acquisition of new properties. As of December 31, 2025, our portfolio, including the 89 data centers held as investments in unconsolidated entities, was approximately 84.7% leased. From time to time, we may look to sell individual assets or portfolios that we do not consider to be core to our business and growth strategy.

Through strategic investments, we have expanded our footprint into Latin America, enhanced our data center offerings in strategic and complementary U.S. metropolitan areas, established our colocation and interconnection platform in the U.S. and expanded our colocation and interconnection platform in Europe and Africa, with each transaction enhancing our presence in top-tier locations throughout North America, Europe, Latin America and Africa. In addition, on August 1, 2022, we completed our acquisition of a majority interest in Teraco, the largest and most densely interconnected data center platform in South Africa, with an in-service portfolio of seven state-of-the-art data centers strategically located in the key South African metro areas of Johannesburg, Cape Town and Durban. In addition, we are investing in our consolidated and unconsolidated portfolio to organically expand our capacity. As of December 31, 2025, we had 769 megawatts of projects underway across multiple metropolitan areas around the world, and 64% of this data center activity was pre-leased.

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

Our Product Offerings

We provide an extensible, global data center platform that enables our customers to tailor infrastructure deployments and controls matched to their business needs. Our data centers and comprehensive suite of product offerings are scalable to meet our customers’ needs, from a single cabinet up to multi-megawatt deployments, along with connectivity, connected data communities and solutions to support their architecture requirements. Over the past few years, we have expanded our product mix to appeal to a broader spectrum of data center customers, especially those seeking to support a greater portion of their data center requirements through a single provider. Our Critical Facilities Management® services and team of engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

PlatformDIGITAL®. PlatformDIGITAL® brings together users, networks, clouds, controls and systems to the data, removing barriers, creating centers of data exchange to accommodate distributed workflows and scaling digital business. PlatformDIGITAL® offers solutions for service providers and enterprises supporting their IT architecture requirements with capabilities such as:

Coverage	We enable our customers to deploy their workloads in their preferred locations. Our global data center portfolio spans 300+ data centers in 55+ metros on 6 continents
Capacity	We offer ~2.9 GW of total in-place IT capacity to meet growing demand, with ~770 MW under construction and >5 GW of future development capacity, providing long-term scale to our customers
Connectivity

We provide an extensive Interconnection portfolio to support the movement of data across customers, service providers, and networks; ServiceFabric® offers virtual network orchestration to 305+ cloud on-ramps and 700 data centers globally to enable quick, secure, and reliable private connections

Control	We own and operate our data centers, delivering secure, resilient infrastructure so customers can maintain control of their data, workloads, and long-term outcomes

Capacity

PlatformDIGITAL® is available in our global data centers, which are move-in ready, physically secure facilities with the power, cooling and interconnection capabilities to support customers requiring a single cabinet, cage suite or entire hall. We believe our colocation and Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. We believe our offerings are also well-suited for those customers who seek to efficiently exchange data with others in our connected data communities, lowering their costs and creating value for their business. For customers who possess the ability to build and operate their own infrastructure, our Powered Base Building® solution provides the physical location, requisite power and network access necessary to support a state-of-the-art data center.

Additionally, our data center campuses offer our customers the opportunity to expand in or near their existing deployments within our data center campuses.

Data Center Solution Types	Description
(0 to 1 MW)	Small (one cabinet) to medium (75 cabinets) deployments Provides agility to quickly deploy in days Contract length generally 2-5 years Consistent designs, operational environment, power expenses
(> 1 MW)	Scale from medium to very large deployments Solution can be executed in weeks Contract length generally 5-10+ years Customized data center environment for specific deployment needs

Through investments and strategic partnerships, we have significantly expanded our capabilities as a leading provider of interconnection and cloud-enablement services globally. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our data center product offerings. Through product offerings such as our ServiceFabric® and partnerships with cloud service providers, we can support our customers’ hybrid cloud architecture requirements.

Product	Description
Cross Connect	A physical connection between two customer defined end points in a Digital Realty facility enabling customers to directly exchange data.
Metro Connect	Dedicated connection enabling rapid data movement between multiple Digital Realty facilities located in the same metro area.
ServiceFabric®

A global open orchestration platform enabling customers to easily provision global connectivity and orchestrate connected services across Digital Realty’s worldwide data center footprint and in third party locations.

Internet Services	Private internet connections providing high-speed and resilient internet access to diverse ISPs, delivered on a multi-service port.
Precabling

Predetermined fiber connectivity providing direct connection between customers and providers in a central Meet-Me-Room (MRR), reducing installation complexity and ideal for low-latency and high-density deployments.

Pathway	Secure, conduit-based connectivity supporting bulk-fiber interconnection enabling two parties to directly connect within or between facilities.

Our Global Customers

Our portfolio has attracted a high-quality, diversified mix of customers. We have more than 5,000 customers, and no single customer represented more than approximately 11.7% of the aggregate annualized recurring revenue of our portfolio as of December 31, 2025.

Global Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of requirements for and trends impacting cloud and information technology service providers, content providers, network and communications providers, and other data center users, including enterprise customers, to market our data centers to meet these customers’ specific technology needs. Our customers are increasingly launching multi-regional deployments and growing with us globally. Our largest customer accounted for approximately 11.7% of our aggregate annualized recurring revenue as of December 31, 2025. No other single customer accounted for more than approximately 9.0% of the aggregate annualized recurring revenue of our portfolio. Our customers represent a variety of industry verticals, ranging from cloud and information technology services, communications and social networking to financial services, manufacturing, energy, gaming, life sciences and consumer products.

Cloud and IT Services	Digital Content Providers and Financial Companies	Network and Mobile Services
Fortune 50 Software Company	Fortune 25 Investment Grade-Rated Company	AT&T
Global Cloud Provider	JPMorgan Chase & Co.	Comcast Corporation
IBM	LinkedIn Corporation	Lumen Technologies, Inc.
Oracle Corporation	Meta Platforms, Inc.	Zayo Group

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

Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. Our goal is to average through business cycles the following financial ratios: 1) a debt-to-Adjusted EBITDA ratio of 5.5x, 2) a fixed charge coverage of greater than three times, and 3) floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, we have raised approximately $81 billion (including approximately $3.4 billion of private capital and $4.8 billion of equity capital raised from the beginning of 2024 through December 31, 2025) of capital through common (excluding forward contracts), preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facilities, our Euro term facility, a senior notes shelf facility, secured mortgage financings and re-financings, joint venture partnerships and the sale of non-core assets. For example, in connection with the Digital DC Partners NA Fund, we raised over $3 billion of equity commitments that can support approximately $10 billion of total data center investment. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, our acquisition, investment, leasing and development programs and global campus expansion, which are important sources of our growth.

Leverage Technology to Develop Comprehensive and Diverse Products. We believe we have one of the most comprehensive suites of global data center solutions available to customers from a single provider.

Global Service Infrastructure Platform. With our acquisitions, which extended our footprint further across Latin America, Europe and Africa, enhanced our portfolio of scale and hyper-scale data centers in the U.S. and furthered our position as a leading provider of colocation, interconnection and cloud-enablement services globally, we are able to offer one of the industry’s broadest range of data center solutions to meet our customers’ needs, from a single rack or cabinet to multi-megawatt deployments. We believe our products like ServiceFabric® and our partnerships with managed services and cloud service providers further enhance the attractiveness of our data centers.

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

Sustainability. We believe that addressing sustainability by driving environmental efficiency through the implementation of cost-effective design features and the use of carbon-free and renewable energy serves as a key differentiator enabling us to deliver products that help attract and retain customers, generate cash flow, and manage operational risks. In 2025, for the ninth consecutive year, we received the Nareit “Leader in the Light” award for data centers, recognizing our sustainability and energy-efficiency achievements.

We provide data on energy and water management metrics that we believe best correlate with our business and industry as indicated in the following sections. Energy and water data receive third party assurance as part of our annual Impact Report development process.

Energy Management

a) 2024 Energy Data (1)

	a

Energy Consumption Data Coverage as % of Floor Area	Total Energy Consumed by Portfolio Area with Data Coverage (MWh)(2)	Grid electricity consumption as a % of Energy Consumption	Renewable Energy as a % of Energy Consumption(3)
100%	11,649,837	97%	73%

(1)	The most recent full year for which energy data is available is 2024. The scope of data coverage includes only managed assets. In 2024, 99% of the Company’s operational portfolio consisted of data center space along with limited accessory uses. These secondary space types are not broken out by subsector.
(2)	The scope of energy includes energy purchased from sources external to the Company and its customers; energy produced by the Company and its customers (i.e., self-generated); and energy from other sources, including direct fuel usage.
(3)	Provided as a percent of energy consumption for managed assets. Excludes renewable energy delivered as part of the standard utility fuel mix. Includes above-baseline utility renewables (e.g., green tariffs), Energy Attribute Certificate (“EAC”) purchases, power purchase agreements, customer-sourced renewable energy and EACs generated by the Company.

b) Sustainable Data Center Ratings

We seek to certify new construction and major redevelopment projects in accordance with widely recognized sustainable building standards. We may also certify certain properties in accordance with recognized sustainable operational standards. Our data center space receiving third-party sustainable ratings in 2025 totaled 1.795 million square feet, encompassing the following sites:

Data Center	Metropolitan Area	Rating System	Level Achieved
9905 Godwin Drive	Northern Virginia	LEED (1)	Gold
805 E. Holford Road	Dallas	LEED (1)	Gold
10051 Brickyard Way	Northern Virginia	LEED (1)	Gold
2 Avenue Marcel Cachin (PAR10)	Paris, France	LEED (1)	Silver
Mercuriusstraat 27 (BRU4)	Brussels, Belgium	LEED (1)	Silver
2 Avenue Marcel Cachin (PAR11)	Paris, France	LEED (1)	Gold

(1)	LEEDTM: Leadership in Energy and Environmental Design

For existing buildings, we seek to benchmark 100% of applicable U.S. properties in ENERGY STAR Portfolio Manager and pursue EPA ENERGY STAR certification for eligible U.S. properties. In 2025, we achieved ENERGY STAR for Data Centers recognition for 39 data centers, representing 53% of our U.S. managed data center portfolio by square feet. We may also certify certain properties outside the U.S. in accordance with regionally recognized energy performance rating standards. In total, 35% of our total global managed portfolio by square feet had an energy rating as of December 31, 2025, excluding Powered Base Building® space, space under active development, space held for development and non-managed assets.

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

We seek to proactively identify and support opportunities to efficiently utilize resources, such as energy and water, throughout our operating portfolio. We set annual power usage effectiveness targets for assets. Many of our data centers located in the European Union (“EU”) participate in the European Union’s Code of Conduct for Energy Efficiency in Data Centers, a voluntary initiative which addresses airflow management, cooling system efficiency and capital plant replacement.

Globally, we conduct external technical building assessments as well as utilize ENERGY STAR Portfolio Manager scores to prioritize efficiency opportunities. Energy efficiency measures typically affect building management systems, operational practices, HVAC and lighting improvements and building commissioning. In 2024, energy efficiency measures implemented totaled over 42,400MWh in projected energy saving.

We updated our global carbon reduction target in 2025 and it received validation by the Science-Based Target Initiative, with goals to reduce our absolute Scope 1 and 2 emissions 42% by 2030 from a 2023 base year and to reduce Scope 3 emissions from purchased goods and services, upstream transportation and distribution, downstream leased assets and investments 25% within the same time frame. In 2024, we showed a 62% reduction in Scope 1 and 2 emissions and 51% reduction in Scope 3 emissions against our prior baseline. Additionally, we are a signatory to the EU Climate Neutral Data Centre Pact, a Self-Regulatory Initiative committing to climate neutrality by 2030 and setting additional goals around energy efficiency, carbon-free energy sourcing, water conservation and waste heat recycling. We continue to match the energy consumption of our European portfolio, and portions of our North American and Asia Pacific portfolios with clean and renewable energy. Our six operational U.S. renewable energy purchase agreements produced 1,240 GWh of energy attribute certificates in 2024.

We implement ISO 14001 (Environmental Management) and ISO 50001 (Energy Management) to measure, manage and improve the energy and environmental performance of our data centers. In 2024, 50% of our global portfolio had ISO 14001 certifications and 32% of our global portfolio was covered under ISO 50001. Additionally, 100% of our Singapore portfolio was certified under the SS564 Green Data Centres standard for Energy and Environmental Management Systems.

Water Management

a) 2024 Water Data (1)

Water Withdrawal Data Coverage as % of Floor Area	% of Floor Area with 40% or Greater Baseline Water Stress (2)	Total Water Withdrawn by Portfolio Area with Data Coverage (cubic meters, in thousands) (3)	% of Water Withdrawn with 40% or Greater Baseline Water Stress (2)
93%	40%	5,586	32%
(1)	The most recent full year for which water data is available is 2024. The scope of data coverage includes only managed assets. In 2024, 99% of the Company’s portfolio consisted of data center space along with limited accessory uses. These secondary space types are not broken out by subsector.
(2)	Based on properties classified as High or Extremely High Baseline Water Stress determined by the World Resources Institute’s Water Risk Atlas tool, Aqueduct. Includes properties that have complete water withdrawal data coverage.
(3)	The scope of water consumed includes potable water and non-potable water purchased from third-party suppliers and water reused.

b) Water Management Risks and Mitigation Strategies

Our global water strategy addresses the strategic role that water plays in our operations and regions where water quality and scarcity pose the greatest interruption risk to our business. Some of our assets are in regions of high or extremely high baseline water stress and may face future risk of water scarcity, higher water costs, and regulatory constraints on water consumption. We consider water availability, cost, and alternate supply solutions to potable water such as municipally supplied non-potable water, which accounted for 42% of our total water usage in 2024. We consider cooling system designs to maximize ‘free cooling’ and reduce or eliminate reliance on water for cooling, and we utilize landscape irrigation monitoring solutions to reduce water consumption.

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

b) Climate Change Risks and Mitigation Strategies

We evaluate potential risks and opportunities as a result of climate change and have implemented strategies to mitigate risks and capitalize on opportunities. Climate change risks that we have identified include acute and chronic physical risks, as well as transition risks such as market, policy, reputational, and technology risks. Management of climate-related risks and opportunities is a company-wide effort, delivered through an interdisciplinary effort with contributions from our global operations team, risk management, environmental occupational health and safety, compliance, information security, physical security and other functions, with oversight by our executive management team and governed by our Board of Directors. We manage potential risks first via our siting and design standards, then by implementing recommendations to proactively mitigate losses related to short-term acute weather events as well as long-term climate-related changes. Climate resilience measures include maintaining appropriate levels of insurance for each asset, performing climate risk scenario analyses for a selection of our global portfolio, and implementing operational risk reduction measures at the site level. We continue to align our Impact Report with the recommendations of the Task Force on Climate-related Financial Disclosures to disclose specific climate-related financial risks and opportunities, mitigation strategies, and associated metrics and targets.

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

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our properties as of December 31, 2025 has the necessary permits and approvals to operate.

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

Energy and Climate Change Legislation

There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global energy climate priorities. Energy supply and delivery, carbon intensity of energy, climate change effects, if they occur, and governmental initiatives, laws and regulations to address potential energy and climate concerns, could increase our costs and have a long-term adverse effect on our business and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time. See "We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties." in Item 1A. Risk Factors for further discussion.

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

Human Capital Resource Management

As of December 31, 2025, we had 4,282 full-time employees. The geographic distribution of our global employee base as of December 31, 2025 is summarized in the following table.

Region
North America	1,948
EMEA	2,040
Asia Pacific	294
Total	4,282

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

During 2025, we sought to play an active role in supporting the communities we operate in across North America, EMEA and APAC. This included companywide giving focused on our areas of philanthropic focus (disaster relief, STEM education and sustainability).

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risk Related to Our Business and Operations

●	Our business depends upon the demand for data centers.

●	We depend upon third-party suppliers for power and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
●	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
●	Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
●	We and our third-party providers are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.
●	We depend on significant customers, and many of our data centers are single-tenant properties or are currently occupied by single tenants.
●	Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
●	Our contracts with our customers could subject us to significant liability.
●	Certain of our customer agreements may include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us.
●	Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
●	We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
●	Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
●	Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.
●	Our business and operations, and our customers, suppliers and business partners may be adversely affected by epidemics, pandemics or other outbreaks.
●	We lease or sublease certain of our data center space from third parties and the ability to retain these leases or subleases could be a significant risk to our ongoing operations.
●	We and our customers may experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays.
●	We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.
●	We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
●	Our international activities, including acquisition, ownership and operation of data centers located outside of the United States, subject us to risks different than those we face in the United States and we may not be able to effectively manage our international business.
●	Our acquisitions may not achieve the intended benefits or may disrupt our plans and operations.
●	We may be subject to unknown or contingent liabilities related to our acquisitions, for which we may have no or limited recourse against the sellers.
●	Joint venture (JV), fund and other investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our partners.
●	Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.
●	Many of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.
●	We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.
●	Our growth depends on external sources of capital which are outside of our control.
●	Declining real estate valuations, impairment charges and illiquidity of real estate investments could adversely affect our earnings and financial condition.
●	Our success depends on key personnel whose continued service is not guaranteed.
●	As artificial intelligence becomes more prevalent in the workplace, it may present new considerations that could affect our business and operating results.
●	We may have difficulty managing our growth.
●	Potential losses may not be covered by insurance.

●	We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
●	We may incur significant costs complying with applicable laws and governmental regulations, including the Americans with Disabilities Act.
●	Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
●	Volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements.

Risks Related to the Organizational Structure

●	The interests of Digital Realty Trust, Inc.’s stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.
●	Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.
●	The conversion rights of Digital Realty Trust, Inc.’s preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.
●	Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Risks Related to Taxes and Digital Realty Trust, Inc.’s Status as a REIT

●	Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.
●	Even if Digital Realty Trust, Inc. qualifies as a REIT, it may be subject to federal and state taxes in certain circumstances and its foreign properties and companies are subject to foreign taxes, which would reduce its cash available for distribution to its stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
●	Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
●	The power of Digital Realty Trust, Inc.’s Board of Directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
●	If Digital Realty Trust, L.P. were to fail to qualify as a partnership for U.S. federal income tax purposes, Digital Realty Trust, Inc. would fail to qualify as a REIT and suffer other adverse consequences.
●	Tax liabilities and attributes inherited in connection with acquisitions may adversely impact our business.
●	Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.

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

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities, at acceptable levels of power quality, or on a consistent basis. We are also reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned outages caused by these shortages or load-shedding requirements by governmental or quasi-governmental entities. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as natural gas, coal or nuclear. In addition, the price of these fuels and the total cost of delivered electricity could increase as a result of: grid modernization charges, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters, increased demand from utilities from credit support and other obligations, minimum demand charges, geopolitical conflicts, military conflicts, energy market structure and/or regulatory changes, the adoption of modified and/or new energy tariffs, regulations intended to regulate carbon emissions and other pollutants, renewable energy adoption, and other obligations, as well as by the addition of other charges borne by ratepayers.

Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We have also entered into power purchase agreements with contract terms ranging from 5-20 years. These agreements require us to purchase renewable energy and/or environmental attribute certificates from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy and/or environmental attribute certificates decreases, we may be required to pay more than we would otherwise if we were to purchase them on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of extreme weather events, natural disasters or otherwise, could negatively impact the quantity of renewable energy credits delivered to us.

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

We rely on numerous electrical, heating and cooling, fire protection, energy storage and battery backup, uninterruptible power systems, and emergency power generation systems and equipment to operate our facilities. The systems and equipment are required to handle high performance demands, including extreme heat and cold, high voltage, corrosion, high power demands and energy storage capacity, thermal and physical stresses, continuous operation in extreme conditions, and other routine, seasonal, and emergency operational demands. Failure of systems or equipment may affect other systems or equipment or customers, and it could mean we are unable to satisfy our obligations to our customers. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

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

We rely on computer systems, hardware, software, online sites and networks, as well as physical, digital and operational technology infrastructure to support our internal and external operations (collectively, “Information Systems”). We own, operate, and manage complex, global Information Systems and also rely on third-party providers for a range of Information Systems and other products and services, such as cloud computing. We face evolving risks that threaten the confidentiality, integrity, and availability of Information Systems and data, including from state-sponsored espionage actors, financially motivated hackers, hacktivists and insiders, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), human or technological error, or due to “bugs,” misconfigurations and known and unknown vulnerabilities in hardware, software, systems and processes that support our business. Even if vulnerabilities are publicly known or identified through our security tools, we cannot guarantee that patches or mitigating measures will be implemented before a threat actor can exploit them.

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

We are subject to ongoing cyberattacks and other security incidents, including attempts to gain unauthorized access to our systems, and we expect such attempts to continue. For example, we have experienced, and are likely in the future to experience, sophisticated social engineering/phishing attacks that involve unauthorized access to our information. While to date no attacks or incidents have materially impacted us, we cannot guarantee that any incidents will not materially impact us or that material incidents will not occur in the future. There can also be no assurance that our cybersecurity risk management processes will be fully implemented as currently anticipated, complied with or effective in protecting our or our customers’ Information Systems and data, particularly because threat actors are increasingly sophisticated and using tools such as AI that circumvent controls and evade detection, making detection, mitigation and recovery challenging and uncertain.

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

Regulators around the world are increasingly focusing on, and investigating, cybersecurity matters. For example, as we most recently disclosed in our Quarterly Report on Form 10-Q filed on October 31, 2025, we cooperated with the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC) in their investigation into the adequacy of our disclosures of cybersecurity risks and our related disclosure controls and procedures. By letter dated December 22, 2025, the SEC Division of Enforcement informed us that based on the information it had as of that date, it had concluded the investigation and did not intend to recommend an enforcement action by the SEC against the Company. We are not aware of any cybersecurity issue or event that caused the Staff to open this matter.

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

As of December 31, 2025, the 20 largest customers in our portfolio represented approximately 51% of the total annualized recurring revenue generated by our properties. Our top three customers represented approximately 26% of the total annualized recurring revenue generated by our properties as of December 31, 2025. In addition, 20 of our 310 data centers are occupied by single customers, including data centers occupied solely by our top three customers. Many factors, including global economic conditions, may cause our customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render many of our customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If any customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in their businesses, fail to renew their contracts or renew on terms less favorable to us than their current terms. As of February 9, 2026, we had no material customers in bankruptcy.

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

Because many of our data centers contain tenant improvements installed at our customers’ expense, they may be better suited for a specific data center user or technology industry customer and could require significant modification in order for us to re-lease vacant space to another data center user or technology industry customer. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors, including the recent acceleration in AI adoption and rapid advancements in compute, cooling and power technologies, which continue to drive evolving customer requirements, deployment architectures, and buying criteria . In addition, our development space will generally require substantial improvement to be suitable for data center use. For the same reason, our properties also may not be suitable for leasing to traditional office customers without significant expenditures or renovations.

As a result, we may be required to invest significant amounts or offer significant discounts to customers in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.

We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.

At December 31, 2025, we owned approximately 9.7 million square feet of space under active development and approximately 4.7 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

In addition, as of December 31, 2025, customer agreements representing 23.3% of the square footage of the properties in our portfolio, excluding month-to-month leases and space held for development, were scheduled to expire through 2027, and an additional 16.8% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that customer agreements will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing customers do not renew their agreements, we do not lease or re-lease our available space, including newly developed space and space for which customer agreements are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

As current and future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems are difficult and expensive to upgrade or expand, especially as we design our data centers to the specifications of new and evolving technologies, such as AI, which are more power-intensive. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.

Our portfolio is located in over 50 metropolitan areas. As of December 31, 2025, our portfolio, including the 89 data centers held as investments in unconsolidated entities, was geographically concentrated in the following metropolitan areas:

Percentage of
December 31, 2025
Metropolitan Area	Total annualized rent (1)
Northern Virginia	21.4%
Chicago	7.1%
Frankfurt	6.1%
London	4.5%
Singapore	4.5%
Dallas	4.3%
Paris	4.1%
Amsterdam	4.1%
New York	4.0%
Sao Paulo	3.8%
Johannesburg	3.5%
Silicon Valley	3.5%
Portland	3.0%
Tokyo	2.3%
Zurich	1.7%
Other	22.1%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2025 multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2025 was approximately $35.6 million.

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

We do not own all the buildings in our portfolio. These leased buildings accounted for approximately 14% of our total revenue for the year ended December 31, 2025. In addition, we may acquire additional leased data center space or businesses that lease facilities instead of owning them. Our business could be harmed if we are unable to renew the leases for these data centers on favorable terms or at all. Additionally, in several of our smaller facilities we sublease our space, and our rights under these subleases are dependent on our sublandlord retaining its rights under the prime lease. When the initial terms of our existing leases expire, we generally have the right to extend the terms of our leases for one or more renewal periods, subject to, in the case of several of our subleases, our sublandlord renewing its term under the prime lease. If renewal rates are less favorable than those we currently have, we may be required to increase revenues within existing data centers to offset such increase in lease payments. Failure to increase revenues to sufficiently offset these projected higher costs could adversely impact our operating income. Upon the end of our renewal options, we would have to renegotiate our lease terms with the applicable landlords.

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

The technology industry generally and specific industries in which certain of our customers operate are characterized by rapidly changing technology, customer requirements and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems are difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business. Continued AI adoption could result in evolving infrastructure needs, particularly around power density for advanced computing. Accommodating these requirements may involve selective capital investment and ongoing attention to operational efficiency.

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

Our portfolio included 192 data centers, including 60 held in unconsolidated entities, located outside of the United States as of  December 31, 2025. We have acquired and developed, and may continue to acquire and develop, and operate data centers outside the United States.

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

Geopolitical events may impact our operations and financial results. For example, the impact of the United Kingdom exiting the European Union on European Union-United Kingdom political, trade, economic and diplomatic relations continues to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our United Kingdom and international operations.

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

Our acquisitions may not achieve the intended benefits or may disrupt our plans and operations.

We have in the past and may continue in the future to acquire businesses as part of our growth strategy. Acquisitions present many risks, and we may not realize the financial or strategic goals that were contemplated at the time of the transaction. The combination of two independent businesses can be a complex, costly and time-consuming process, which requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business. There can be no assurance that we will be able to successfully integrate acquired properties and businesses with our business or otherwise realize the expected benefits of these acquisitions. In addition, even if our operations are integrated successfully with the operations of our acquisitions, we may not realize the full benefits of the acquisitions, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the acquisitions and negatively impact the price of our common stock.

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

We may be subject to unknown or contingent liabilities related to our acquisitions, for which we may have no or limited recourse against the sellers.

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

Joint venture (JV), fund and other investments could be adversely affected by our lack of sole decision-making authority, our reliance on our JV partners’ financial condition and disputes between us and our partners.

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures, funds or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property or portfolio of properties, partnership, joint venture, fund or other entity. In these events, we are not in a position to exercise sole decision- making authority regarding the properties, fund, partnership, joint venture or other entity. Investments in partnerships, joint ventures, funds or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. For example, our JV partners must agree in order for the applicable JV to take specific major actions, including approval of development or operating budgets, sales of property, debt financings, leasing and other material contracts. Under these types of arrangements, any disagreements between our partners and us may result in delayed or unfavorable decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of our joint ventures, funds and our operating results.

Our partners may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our partners may be structured differently than us for tax purposes and this could create conflicts of interest, including with respect to our compliance with REIT requirements, and our REIT status could be jeopardized if any of our investments do not operate in a manner consistent with our REIT status. Our partners may also take actions that are not within our control, which would require us to dispose of the investment asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor our partners would have full control over the investment vehicle. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with our partners may subject properties owned by the investment vehicle to additional risk.

Furthermore, we may in certain circumstances be liable for the actions of our third-party partners. For example, our partners may default on their obligations, including obligations to fund their pro rata share of development costs and other capital needs, which could necessitate that we fulfill their obligations ourselves. Any of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected. In addition, we cannot assure you that we will be able to close investments, on the anticipated schedule or at all. Failure to complete any such transaction could have a negative impact on our business and the trading price of our common stock. Over the past few years, we have completed a number of new joint ventures, including development joint ventures, as well as our hyperscale fund and such investments may increase the risks described herein.

Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

At December 31, 2025, we had approximately 9.7 million square feet of space under active development and approximately 4.7 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;
●	budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;
●	construction site accidents and other casualties;
●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;
●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;
●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;
●	access to sufficient power and related costs of providing such power to our customers;
●	environmental issues;
●	supply chain constraints;
●	fire, flooding, earthquakes and other natural disasters;
●	epidemics, pandemics and other outbreaks;
●	geological, construction, excavation and equipment problems; and
●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies, public or government opposition, or other third-party challenges.

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

Federal policies, including the imposition of tariffs and the adoption of reciprocal tariffs by affected countries, and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, inflation and increases in the consumer price index.

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

Our total consolidated indebtedness at December 31, 2025 was approximately $18.6 billion, and we may incur significant additional debt to finance future acquisition, investment and development activities. We have a Global Revolving Credit Facility and the Yen Revolving Credit Facility, which provide for borrowings of up to $4.5 billion (including approximately $0.3 billion under the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of December 31, 2025. We have the ability from time to time to increase the size of the Global Revolving Credit Facility by up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2025, approximately $3.3 billion was available under this facility, net of outstanding letters of credit. As of February 9, 2026, we had approximately $3.3 billion available under the Global Revolving Credit Facility, net of outstanding letters of credit.

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

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by issuing fixed rate debt instruments and by using interest rate hedging arrangements, such as interest rate cap, forward or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use these derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 92% of our total indebtedness as of December 31, 2025 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our Global Revolving Credit Facilities and as our borrowings under our Global Revolving Credit Facilities increase, our percentage of indebtedness not subject to fixed rates and our exposure to interest rates may increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our growth depends on external sources of capital which are outside of our control.

In order for Digital Realty Trust, Inc. to maintain its qualification as a REIT, it is required under the Code to annually distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, Digital Realty Trust, Inc. will be subject to federal and state corporate income taxes to the extent that it distributes less than 100% of its REIT taxable income, including any net capital gains. Digital Realty Trust, L.P. is required to make distributions to Digital Realty Trust, Inc. that will enable the latter to satisfy this distribution requirement and avoid income and excise tax liability. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or development financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs.

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

Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, Digital Realty Trust, Inc. is subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. See “Risks Related to Our Organizational Structure— The interests of Digital Realty Trust, Inc.’s stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders—Tax consequences upon sale or refinancing.” While Digital Realty Trust, Inc. has exclusive authority under Digital Realty Trust, L.P.’s limited partnership agreement to determine whether, when, and on what terms to sell a property, such decisions may require the approval of Digital Realty Trust, Inc.’s Board of Directors. These limitations may affect our ability to sell properties.

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

As artificial intelligence becomes more prevalent in the workplace, it may present new considerations that could affect our business and operating results.

We have begun leveraging AI and machine learning capabilities for our employees to use in their day-to-day operations. Inadequate investment in or unsuccessful development of those AI capabilities may result in us lagging behind our competitors in terms of improving operational efficiencies. Implementation of these technologies may involve challenges such as potential shortages in required data to train internal AI models, scarcity of skilled talent to effectively deploy internal AI initiatives, or the possibility that AI tools we develop or utilize may not achieve their desired or intended benefits performance or cost-efficiency objectives. Use of third-party AI tools may introduce information security, data privacy and legal or regulatory risks. Failure to properly manage these risks could negatively impact our business, reputation and operating results.

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

Previous owners used some of our properties for industrial and manufacturing purposes, and those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on a majority of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of environmental contamination on our properties, including contamination caused by previous owners or operators. Further, fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Governmental authorities have in the past sought to restrict data center development based on environmental considerations. For example, governmental authorities in locations where we operate have imposed moratoria on data center development, citing concerns about energy usage and requiring new data centers to meet energy efficiency requirements. Some government agencies have also sought to restrict the use of diesel generators for back-up power. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements. Moratoria on data center construction could hinder our ability to upgrade, expand or rebuild existing data centers or construct new data centers.

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

Volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements.

Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), and receivables. Often these estimates require the use of market data values and involve estimates of future performance or receivables collectability all of which can be difficult to accurately predict. Although management believes it has been prudent and used reasonable judgment in making these estimates, it is possible actual results may differ from these estimates.

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

Digital Realty Trust, L.P.’s partnership agreement contains provisions that may delay, defer or prevent a change of control transaction. Digital Realty Trust, L.P.’s partnership agreement provides that Digital Realty Trust, Inc. may not engage in any merger, consolidation or other combination with or into another person, any sale of all or substantially all of its assets or any reclassification, recapitalization or change of its outstanding equity interests unless the transaction is approved by the holders of common units and long-term incentive units representing at least 35% of the aggregate percentage interests of all holders of common units and long-term incentive units and either:

●	all limited partners will receive, or have the right to elect to receive, for each common unit an amount of cash, securities or other property equal to the product of the number of shares of Digital Realty Trust, Inc.’s common stock into which a common unit is then exchangeable and the greatest amount of cash, securities or other property paid in consideration of each share of Digital Realty Trust, Inc.’s common stock in connection with the transaction (provided that, if, in connection with the transaction, a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the shares of Digital Realty Trust, Inc.’s common stock, each holder of common units will receive, or have the right to elect to receive, the greatest amount of cash, securities or other property which such holder would have received if it exercised its right to redemption and received shares of Digital Realty Trust, Inc.’s common stock in exchange for its common units immediately prior to the expiration of such purchase, tender or exchange offer and thereupon accepted such purchase, tender or exchange offer and the transaction was then consummated); or
●	the following conditions are met:
o	substantially all of the assets directly or indirectly owned by the surviving entity in the transaction are held directly or indirectly by Digital Realty Trust, L.P. or another limited partnership or limited liability company which is the survivor of a merger, consolidation or combination of assets with Digital Realty Trust, L.P., which we refer to as the surviving partnership;
o	the holders of common units and long-term incentive units own a percentage interest of the surviving partnership based on the relative fair market value of Digital Realty Trust, L.P.’s net assets and the other net assets of the surviving partnership immediately prior to the consummation of such transaction;

o	the rights, preferences and privileges of the holders of interests in the surviving partnership are at least as favorable as those in effect immediately prior to the consummation of such transaction and as those applicable to any other limited partners or non-managing members of the surviving partnership; and
o	the rights of the limited partners or non-managing members of the surviving partnership include at least one of the following: (i) the right to redeem their interests in the surviving partnership for the consideration available to such persons pursuant to Digital Realty Trust, L.P.’s partnership agreement; or (ii) the right to redeem their interests for cash on terms equivalent to those in effect with respect to their common units immediately prior to the consummation of such transaction (or, if the ultimate controlling person of the surviving partnership has publicly traded common equity securities, for such common equity securities, with an exchange ratio based on the determination of relative fair market value of such securities and the shares of Digital Realty Trust, Inc. common stock).

These provisions may discourage others from trying to acquire control of Digital Realty Trust, Inc. and may delay, defer or prevent a change of control transaction that might be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

The change of control conversion features of Digital Realty Trust, Inc.’s preferred stock may make it more difficult for a party to take over our Company or discourage a party from taking over our Company. Upon the occurrence of specified change of control transactions, holders of Digital Realty Trust, Inc.’s series J preferred stock, series K preferred stock and series L preferred stock will have the right (unless, prior to the change of control conversion date, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem such preferred stock) to convert some or all of their series J preferred stock, series K preferred stock or series L preferred stock, as applicable, into shares of Digital Realty Trust, Inc.’s common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series J preferred stock, series K preferred stock and series L preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that otherwise could provide the holders of Digital Realty Trust, Inc.’s common stock, series J preferred stock, series K preferred stock and series L preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

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

Furthermore, we own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a subsidiary REIT). Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on Digital Realty Trust, Inc.’s ability to comply with the REIT income and asset tests, and thus its ability to qualify as a REIT.

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

Even if Digital Realty Trust, Inc. qualifies as a REIT, it may be subject to federal and state taxes in certain circumstances and its foreign properties and companies are subject to foreign taxes, which would reduce its cash available for distribution to its stockholders.

If Digital Realty Trust, Inc. qualifies as a REIT for U.S. federal income tax purposes, it generally will not be required to pay U.S. federal corporate income taxes on its REIT taxable income that is currently distributed to its stockholders. However, even if Digital Realty Trust, Inc. qualifies as a REIT, it may be subject to some federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. In addition, our domestic taxable REIT subsidiaries, including Digital Services, Inc., could be subject to federal, state and local taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located. A domestic taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. Any federal, state or foreign taxes Digital Realty Trust, Inc. pays will reduce its cash available for distribution to stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of Digital Realty Trust, Inc.’s capital stock.

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

From time to time, we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the tax attributes and liabilities of such entities. For example, if we acquire a C corporation and subsequently dispose of its assets within five years of the acquisition, we could be required to pay tax on any built-in gain attributable to such assets determined as of the date on which we acquired the assets. In addition, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity.

Changes in U.S. or foreign tax laws and regulations, including changes to tax rates, legislation and other actions may adversely affect our results of operations, our stockholders, Digital Realty Trust, L.P.’s unitholders and us.

We are headquartered in the United States with subsidiaries and operations globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The governments of many of the countries in which we operate may enact changes to the tax laws of such countries, including changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows. The Organization for Economic Cooperation and Development (the “OECD”) has developed a framework to establish certain international standards for taxing the worldwide income of multinational companies, including, among other things, provisions that would ensure all companies pay a global minimum tax of 15% (the “Pillar Two rules”). While the United States has not yet adopted the Pillar Two rules and the U.S. Department of the Treasury has recently announced an agreement with other countries in the OECD to exempt U.S.-headquartered companies from the Pillar Two rules, various other governments around the world have enacted or are enacting such legislation. We are continuing to evaluate the impacts of these developments in the jurisdictions in which we operate, including our qualification for certain exceptions to the application of these rules.

Additionally, each of our properties is subject to real property and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Any increase in property taxes on our properties could have a material adverse effect on our revenues and results of operations.

Further, the rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect Digital Realty Trust, Inc.’s stockholders, Digital Realty Trust, L.P.’s unitholders and us. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes several significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and other changes to the Code, that affect REITs and their investors. We do not expect it to have a material impact on our business. We cannot predict how changes in the tax laws might affect our investors and us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and adversely affect Digital Realty Trust, Inc.’s ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Moreover, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	reduced demand for data centers or decreases in information technology spending;
●	decreased rental rates, increased operating costs or increased vacancy rates;
●	increased competition or available supply of data center space;
●	the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services;
●	breaches of our obligations or restrictions under our contracts with our customers;
●	our inability to successfully develop and lease new properties and development space, and delays or unexpected costs in development of properties;
●	the impact of current global and local economic, credit and market conditions;
●	global supply chain or procurement disruptions, or increased supply chain costs;
●	the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs;
●	the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events;
●	our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers;
●	changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate;
●	our inability to retain data center space that we lease or sublease from third parties;
●	information security, cyberattacks, security breaches and data privacy breaches;
●	difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;
●	our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions;
●	our failure to successfully integrate and operate acquired or developed properties or businesses;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	risks related to joint venture investments, including as a result of our lack of control of such investments;
●	risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;
●	our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital;
●	financial market fluctuations and changes in foreign currency exchange rates;
●	adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges;
●	our inability to manage our growth effectively;
●	losses in excess of our insurance coverage;
●	our inability to attract and retain talent;
●	environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals;
●	the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations;
●	our inability to comply with rules and regulations applicable to our Company;
●	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes;
●	Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes;
●	restrictions on our ability to engage in certain business activities;

●	changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; and
●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us.

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

Our cybersecurity risk management processes include, but are not limited to:

●	independent maturity assessments designed to help identify significant cybersecurity risks to our IT environment and systems;

●	a cyber resilience team jointly responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and responses to cybersecurity incidents;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a risk management process for third party service providers that aligns to our compliance standards and calibrated to our assessment of each provider’s operational criticality and risk profile.

To date, we have not identified risks from known cybersecurity threats resulting from prior cybersecurity incidents. Such incidents have not materially affected our operations, business strategy, results of operations, or financial condition. On an ongoing basis, we face complex risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—We and our third-party providers are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.” There can be no assurance that our cybersecurity risk management processes, including our policies, controls or procedures, will be fully implemented as currently anticipated, complied with or effective in protecting our systems and information or in allowing us to recover from a cybersecurity incident.

Cybersecurity Governance

Our Board considers cybersecurity and other information technology risks as part of its risk management and compliance oversight function. The Board oversees management’s implementation of our cybersecurity risk management processes and receives reports from management on our cybersecurity risks at least twice a year. In addition, management updates the Board, as necessary, regarding any significant cybersecurity incidents. The Board receives briefings from management on our cyber risk management processes, and it receives presentations on cybersecurity topics from our Chief Technology Officer, Chief Information Security Officer and Chief Information Officer, internal security staff or external experts as part of the Board’s risk oversight function and continuing education on topics that impact public companies.

Our Chief Technology Officer, Chief Information Security Officer and Chief Information Officer have primary responsibility for assessing and managing material risks from cybersecurity threats, and for executing on our cybersecurity risk management processes. Our Chief Technology Officer has decades of experience in technology strategies across global markets, the design and operation of resilient data center capacity, and the deployment of enterprise cloud strategies and data-driven applications. Our Chief Information Security Officer reports to the Chief Technology Officer and has decades of experience advising large corporations and the U.S. government on cyber resiliency, cyber operations and cyber risk management programs. Our Chief Information Officer also reports to the Chief Technology Officer and has two engineering degrees along with decades of experience in managing technology operations and investments, as well as software and applications development. Additionally, certain leaders and personnel within the cybersecurity operations team hold industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager. Our Chief Technology Officer is a member of the management team, and works closely with the Chief Information Security Officer, Chief Information Officer and cybersecurity operations team to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT, Operational Technology (OT), and products and services environments.

ITEM 2.           PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a)(2) and which is included in Part II, Item 8.

Our Portfolio

The following table presents an overview of our portfolio of properties, including the 89 data centers held as investments in unconsolidated entities and developable land, based on information as of December 31, 2025 (amounts in thousands). All data centers are held in fee simple except as otherwise indicated. Please refer to Note 11. “Debt of the Operating Partnership” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2025.

			Space Under
	Data Center	Net Rentable	Active	Space Held for	Occupancy
Metropolitan Area	Buildings	Square Feet (1)	Development (Sq Ft) (2)	Development (Sq Ft) (3)	Percentage (4)
North America
Northern Virginia	16	5,200	309	283	95.1%
Chicago	7	2,230	565	68	93.9%
New York	10	1,497	70	28	72.2%
Dallas	16	2,660	408	246	82.6%
Portland	3	1,147	—	—	99.9%
Silicon Valley	11	1,175	13	37	81.7%
Phoenix	2	783	19	—	75.6%
Toronto	2	593	—	135	96.5%
San Francisco	5	844	—	—	60.1%
Seattle	1	412	—	—	67.5%
Atlanta	3	154	68	314	76.7%
Los Angeles	2	750	—	104	86.6%
Houston	6	393	—	14	69.7%
Boston	2	336	—	51	39.4%
Austin	1	86	—	—	60.9%
Miami	1	150	—	12	85.4%
Charlotte	3	95	—	—	94.4%
North America Total	91	18,504	1,452	1,290	85.5%
EMEA
Frankfurt	24	2,102	1,071	—	81.9%
London	13	1,348	77	76	65.4%
Amsterdam	13	1,425	202	19	81.4%
Paris	12	1,262	622	—	84.4%
Johannesburg	5	1,681	530	—	83.3%
Zurich	3	596	—	—	78.2%
Marseille	4	558	237	378	78.1%
Dublin	9	555	—	—	76.1%
Madrid	4	352	56	—	79.1%
Vienna	3	356	133	—	82.2%
Cape Town	2	326	402	—	89.3%
Brussels	3	338	—	—	70.0%
Copenhagen	3	226	—	99	72.7%
Stockholm	6	245	—	—	46.4%
Dusseldorf	3	181	55	—	50.8%
Athens	4	148	61	—	82.8%
Durban	1	59	—	—	69.6%
Mombasa	2	37	—	21	47.3%
Nairobi	1	16	75	—	66.7%
Zagreb	1	34	—	—	66.8%
Maputo	1	3	—	—	45.7%
Crete	1	11	—	—	6.1%
Rome	1	0	37	—	100.0%
Lisbon	—	—	—	44	—%
Barcelona	—	—	144	—	—%
EMEA Total	119	11,858	3,701	638	77.9%
Asia Pacific
Singapore	3	810	—	80	89.9%
Sydney	4	361	—	88	83.3%
Hong Kong	1	180	—	104	88.2%
Melbourne	2	147	—	—	90.3%
Seoul	1	162	1,025	—	51.5%
Asia Pacific Total	11	1,660	1,025	272	84.6%
Non-Data Center Properties	—	—	—	—	—%
Managed Unconsolidated Entities
Northern Virginia	15	3,581	2,325	—	97.4%
Chicago	3	1,118	—	—	97.0%
Frankfurt	5	551	—	—	86.3%
Dallas	3	463	—	10	99.9%
Silicon Valley	4	442	—	400	100.0%
Paris	1	181	90	—	80.5%
New York	1	144	—	—	100.0%
Toronto	1	104	—	—	81.4%
Los Angeles	2	196	—	—	81.9%
Hong Kong	1	186	—	—	32.7%
Lagos	3	8	26	—	61.9%
Accra	1	24	—	—	1.1%
	40	7,000	2,441	409	93.7%
Non-Managed Unconsolidated Entities
Sao Paulo	25	1,508	64	1,117	98.8%
Tokyo	5	1,261	336	—	77.7%
Osaka	4	644	113	23	86.3%
Santiago	3	214	47	47	95.4%
Queretaro	3	105	—	583	100.0%
Rio De Janeiro	2	112	—	—	100.0%
Seattle	1	51	—	—	100.0%
Jakarta	2	135	—	—	38.3%
Fortaleza	1	94	—	—	15.9%
Chennai	1	61	—	119	8.5%
Mumbai	—	—	501	—	—%
Bogota	2	—	—	197	—%
	49	4,186	1,061	2,087	85.3%

Total	310	43,208	9,679	4,696	84.7%

Note: Table excludes data centers held for sale. Total amounts may differ due to rounding.

(1)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for development includes space held for future data center development, and excludes space under active development and land held for development.
(4)	Excludes space held for development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

We lease space from third parties under noncancellable leases for: our corporate headquarters, several regional office locations, certain data centers, and certain equipment. In addition, we are subject to ground leases at certain data centers primarily in Europe and Singapore.

Customer Diversification

The following table sets forth information regarding the 20 largest customers in our portfolio based on annualized recurring revenue as of December 31, 2025 (dollar amounts in thousands).

		Number	Annualized	% of Annualized	Weighted Average
		of	Recurring	Recurring	Remaining Lease
	Tenant	Locations	Revenue (1)	Revenue	Term in Years
1	Fortune 50 Software Company	76	$547,189	11.7%	9.4
2	Oracle Corporation	42	424,130	9.0%	10.2
3	Social Content Platform	33	246,602	5.3%	2.9
4	Global Cloud Provider	64	212,744	4.5%	3.6
5	IBM	34	109,596	2.3%	2.6
6	Equinix	14	95,641	2.0%	4.6
7	LinkedIn Corporation	8	77,088	1.6%	2.5
8	Meta Platforms, Inc.	49	73,494	1.6%	2.8
9	Fortune 25 Investment Grade-Rated Company	29	67,366	1.4%	2.1
10	Social Media Platform	2	63,572	1.4%	5.4
11	Fortune 25 Tech Company	57	62,971	1.3%	4.1
12	Specialized Cloud Provider	4	61,554	1.3%	3.7
13	Lumen Technologies, Inc.	112	56,649	1.2%	8.2
14	AT&T	75	48,802	1.0%	2.4
15	Comcast Corporation	43	47,235	1.0%	2.5
16	JPMorgan Chase & Co.	21	44,326	0.9%	2.5
17	Quantitative Research and Investment Firm	2	41,524	0.9%	5.5
18	Morgan Stanley	13	39,944	0.9%	3.9
19	Rackspace	23	39,768	0.8%	9.1
20	Global Commerce Platform	13	39,500	0.8%	5.6
	Total / Weighted Average		$2,399,695	50.9%	6.1

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage. Our direct customers may be the entities named in the table above or their subsidiaries or affiliates.

(1)	Annualized recurring revenue represents the monthly contractual base rent (defined as cash base rent before abatements), and interconnection revenue under existing leases as of December 31, 2025 multiplied by 12.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on size (in megawatts), excluding approximately 9.7 million square feet of space under active development and approximately 4.7 million square feet of space held for development at December 31, 2025, under lease as of December 31, 2025 (dollar and square feet amounts in thousands).

	Total Net	Percentage of Net
	Rentable Square	Rentable Square	Annualized	Percentage of
Size	Feet(1)	Feet(1)	Rent(2)	Annualized Rent
Available	5,536	16.8%	—	—
0 - 1 MW	5,266	16.0%	$1,462,012	34.9%
> 1 MW	15,783	48.1%	2,505,977	59.7%
Other (3)	6,273	19.1%	225,915	5.4%
Total	32,858	100.0%	$4,193,904	100.0%

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage.

(1)	We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2025 multiplied by 12.
(3)	Other includes unimproved building shell capacity as well as storage and office space within fully improved data center facilities.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2025 plus available space for ten calendar years and thereafter at the properties in our portfolio. The table excludes space that is currently under active development or held for development. Unless otherwise stated in the footnotes to the table below, the information set forth in the table assumes that tenants exercise no renewal options and early termination rights (amounts in thousands, except per square foot amounts).

						Annualized
					Annualized	Rent Per
		Percentage		Percentage of	Rent Per	Occupied
	Square Footage of	of Net Rentable	Annualized	Annualized	Occupied	Square Foot	Annualized Rent
Year	Expiring Leases (1)	Square Feet (1)	Rent (2)	Rent (2)	Square Foot	at Expiration	at Expiration
Available	5,536	16.9%
Month to Month (3)	443	1.3%	$98,605	2.4%	$222	$224	$99,496
2026	4,939	15.0%	1,085,764	25.9%	220	220	1,087,655
2027	2,730	8.3%	477,097	11.4%	175	180	490,429
2028	2,858	8.7%	411,637	9.8%	144	153	436,190
2029	2,819	8.6%	413,855	9.9%	147	158	445,997
2030	2,934	8.9%	398,188	9.5%	136	147	432,662
2031	1,510	4.6%	226,417	5.4%	150	172	260,147
2032	1,274	3.9%	196,770	4.7%	154	175	222,773
2033	643	2.0%	100,207	2.4%	156	180	115,358
2034	1,821	5.5%	182,486	4.4%	100	116	210,614
2035	1,060	3.2%	101,160	2.4%	95	107	113,741
Thereafter	4,292	13.1%	501,718	12.0%	117	160	687,420
Portfolio Total / Weighted Average	32,858	100.0%	$4,193,904	100.0%	$153	$168	$4,602,483

Note:   Represents consolidated portfolio in addition to our managed portfolio of unconsolidated entities based on our ownership percentage. Total amounts may differ due to rounding.

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2025 multiplied by 12.
(3)	Includes leases, licenses, and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to various legal proceedings. As of December 31, 2025, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

As of February 9, 2026, there were approximately 66 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 9, 2026, there were 63 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2020 through December 31, 2025, with the cumulative total returns on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2020 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURNS

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2020 and

dividends reinvested

To fiscal year ending December 31, 2025

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2020	100.0	100.0	100.0
December 31, 2021	130.7	128.7	143.1
December 31, 2022	77.2	105.4	108.0
December 31, 2023	108.0	133.1	122.8
December 31, 2024	146.7	166.4	133.6
December 31, 2025	131.9	196.2	137.5
●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2020.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the year ended December 31, 2025, our Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2025, Digital Realty Trust, Inc. issued an aggregate of 427,309 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our Operating Partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2025, our Operating Partnership issued an aggregate of 427,309 common units to Digital Realty Trust, Inc., as required by our Operating Partnership’s partnership agreement. During the year ended December 31, 2025, an aggregate of 62,945 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 364,364 shares of common stock.

All other issuances of unregistered equity securities of our Operating Partnership during the year ended December 31, 2025 have been disclosed previously in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our Operating Partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $49 billion in total consolidated assets and as our Operating Partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

A discussion regarding our financial condition and results of operations for 2025 as compared to 2024 is presented herein. Information on 2023 is presented in graphs and other tables only to show year-over-year trends in our results of operations and operating metrics. Our financial condition for 2023 and results of operations for 2023 – and also 2023 as compared to 2024 – can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

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

Summary of 2025 Significant Activities

We completed the following significant activities in 2025 as described in the Notes to the Consolidated Financial Statements:

●	In January 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2035. Net proceeds from the offering were approximately €838 million (approximately $864 million based on the exchange rate on January 14, 2025) after deducting managers’ discounts and estimated offering expenses.
●	In March 2025, we formed a joint venture with Bersama Digital Infrastructure Asia (BDIA) to develop and operate data centers across Indonesia. We acquired a 50% interest in the joint venture, which consists of two land parcels and two buildings in Jakarta, Indonesia for approximately $94.7 million. The 6 acres of land and two buildings can support up to approximately 32 megawatts of IT load.
●	In April 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to the joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.
●	During the first half of 2025, the Company launched the Digital Realty DC Partners NA Fund (the “Fund”), and in May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million.
●	In June 2025, Digital Dutch Finco B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034. Net proceeds from the offering were approximately €836.6 million (approximately $975 million based on the exchange rate on June 25, 2025) after deducting managers’ discounts and estimated offering expenses.
●	In July 2025, we repaid €650 million in aggregate principal amount of our 0.625% senior notes due 2025.
●	In November 2025, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €600 million aggregate principal amount of 3.750% Guaranteed Notes due 2033 and €800 million aggregate principal amount of 4.250% Guaranteed Notes due 2037. Net proceeds from the offering were approximately €1.4 billion (approximately $1.6 billion based on the exchange rate on November 20, 2025) after deducting managers’ discounts and estimated offering expenses.

●	In December 2025, we redeemed €1.075 billion in aggregate principal amount of our 2.500% notes due 2026 prior to maturity.
●	During the three months ended December 31, 2025, Digital Realty contributed an additional 40% of its interest in five operating data centers to the Fund for approximately $427 million. The transaction resulted in a gain of approximately $30.2 million. After this contribution, Digital Realty owns a 20% stake in each of the assets held in the Fund.
●	For the year ended December 31, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $1.1 billion from the issuance of approximately 6.4 million common shares under the 2024 Sales Agreement at an average price of $173.09 per share after payment of approximately $6.8 million of commissions to the agents. As of February 9, 2026, approximately $1.9 billion remains available for future sales under the 2024 Sales Agreement Amendment.

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

	As of December 31, 2025					As of December 31, 2024
Region	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy	Data Center Buildings	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Occupancy
North America	91	18,504	1,452	1,290	85.5%	101	20,004	2,775	1,025	85.5%
Europe	107	9,736	2,694	617	76.8%	106	8,836	2,833	717	77.3%
Asia Pacific	11	1,660	1,025	272	84.6%	11	1,577	66	289	81.2%
Africa	12	2,122	1,007	21	83.0%	12	1,704	1,422	21	82.8%
Consolidated Portfolio	221	32,022	6,178	2,200	82.6%	230	32,120	7,096	2,052	82.9%
Managed Unconsolidated Portfolio	40	7,000	2,441	409	93.7%	31	5,552	1,022	400	91.8%
Non-Managed Unconsolidated Portfolio	49	4,186	1,061	2,087	85.3%	47	3,654	787	2,234	83.0%
Total Portfolio	310	43,208	9,679	4,696	84.7%	308	41,326	8,904	4,686	84.1%

Note: Table excludes data centers held for sale. Total amounts may differ due to rounding.

(1)	Net rentable square feet represent the current square feet under lease as specified in the applicable lease agreement plus management’s estimate of space available for lease based on engineering drawings. The amount includes customers’ proportional share of common areas but excludes space held for the intent of or under active development.
(2)	Space under active development includes current base building and data center projects in progress, and excludes space held for development. For additional information on the current and future investment for space under active development, see “Liquidity and Capital Resources—Development Projects”.
(3)	Space held for development includes space held for future data center development and excludes space under active development. For additional information on the current investment for space held for development, see “Liquidity and Capital Resources—Development Projects”.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of December 31, 2025, our average remaining lease term was approximately five years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity in the year ended December 31, 2025 (square feet in thousands):

					Tenant
					Improvements
					/ Lease	Weighted
					Commissions	Average Lease
	Rentable	Expiring	New	Rental Rate	Per Square	Terms
	Square Feet (1)	Rates (2)	Rates (2)	Changes	Foot	(years)
Leasing Activity (3)(4)
Renewals Signed
0 — 1 MW	2,039	$268	$280	4.6%	$1	1.4
> 1 MW	1,008	$146	$186	27.0%	$4	5.1
Other (6)	471	$49	$71	43.0%	$2	4.2
New Leases Signed (5)
0 — 1 MW	845	—	$318	—	$14	4.5
> 1 MW	1,188	—	$313	—	$—	10.0
Other (6)	61	—	$60	—	$1	8.3
Leasing Activity Summary
0 — 1 MW	2,884		$291
> 1 MW	2,196		$254
Other (6)	532		$69
(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(2)	Rental rates represent average annual estimated base cash rent per rentable square foot – calculated for each contract based on total cash base rent divided by the total number of years in the contract (including any tenant concessions). All rates were calculated in the local currency of each contract and then converted to USD based on average exchange rates for the period December 31, 2025.
(3)	Excludes short-term leases (less than 12 months).
(4)	Commencement dates for the leases signed range from 2025 to 2026.
(5)	Includes leases signed for new and re-leased space.
(6)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, we expect average aggregate rental rates on renewed data center leases for 2026 expirations to be positive as compared with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration based on annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
December 31, 2025
Metropolitan Area	Total annualized rent (1)
Northern Virginia	21.4%
Chicago	7.1%
Frankfurt	6.1%
London	4.5%
Singapore	4.5%
Dallas	4.3%
Paris	4.1%
Amsterdam	4.1%
New York	4.0%
Sao Paulo	3.8%
Johannesburg	3.5%
Silicon Valley	3.5%
Portland	3.0%
Tokyo	2.3%
Zurich	1.7%
Other	22.1%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented multiplied by 12. Includes consolidated portfolio and unconsolidated entities at the entities’ 100% ownership level. The aggregate amount of abatements for the year ended December 31, 2025 was approximately $35.6 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the year ended December 31, 2025 as compared to December 31, 2024 is shown below (in thousands).

Net Rentable Square Feet	Stabilized	Non-Stabilized	Total
As of December 31, 2024	23,866	8,256	32,122
New development and space reconfigurations	(17)	1,820	1,803
Transfers to stabilized from non-stabilized	1,742	(1,742)	—
Transfers to non-stabilized from stabilized	(1,669)	1,401	(268)
Dispositions / Sales	(1,635)	(156)	(1,791)
Acquisitions	—	156	156
As of December 31, 2025	22,287	9,735	32,022

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Revenues

Total operating revenues as shown on our consolidated income statements was as follows (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Stabilized	4,272,850	$4,028,165	$244,685	6.1%
Non-Stabilized	1,696,068	1,454,307	241,761	16.6%
Rental and other services	5,968,918	5,482,472	486,446	8.9%
Fee income and other	143,774	72,496	71,278	98.3%
Total operating revenues	$6,112,692	$5,554,968	$557,724	10.0%

Total operating revenues increased by approximately $557.7 million for the year ended December 31, 2025 compared to the same period in 2024.

Stabilized rental and other services revenue increased by $244.7 million for the year ended December 31, 2025 compared to the same period in 2024 primarily due to increases in new leasing and renewals across all regions along with the strengthening of foreign exchange rates, primarily the Euro, British pound sterling and Singapore dollar.

Non-stabilized rental and other services revenue increased $241.8 million for the year ended December 31, 2025, compared to the same period in 2024, driven primarily by:

(i)	an increase of $447.1 million due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Johannesburg and Portland); and
(ii)	offset by a decrease of $205.3 million related to properties sold and contributed in 2024 and 2025.

Fee income and other

Fee income and other increased $71.3 million for the year ended December 31, 2025, compared to the same period in 2024, driven primarily by:

(i)	an increase of $51.5 million related to construction and development fees, including electrical fit-out; and
(ii)	an increase of $20.7 million related to joint venture management fees.

Operating Expenses — Property Level

Property level operating expenses as shown in our consolidated income statements were as follows (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Stabilized	$1,031,119	$1,001,884	$29,235	2.9%
Non-Stabilized	395,366	331,532	63,834	19.3%
Total Utilities	1,426,485	1,333,416	93,069	7.0%

Stabilized	772,706	712,225	60,481	8.5%
Non-Stabilized	307,858	272,696	35,162	12.9%
Total Rental property operating and maintenance (excluding utilities)	1,080,564	984,921	95,643	9.7%

Total Rental property operating and maintenance	2,507,049	2,318,337	188,712	8.1%

Stabilized	167,553	156,671	10,882	6.9%
Non-Stabilized	52,135	44,107	8,028	18.2%
Total Property taxes and insurance	219,688	200,778	18,910	9.4%

Total property level operating expenses	$2,726,737	$2,519,115	$207,622	8.2%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $29.2 million compared to the same period in 2024 primarily due to higher power pricing at certain properties in the stabilized portfolio.

Total non-stabilized utilities expenses increased by approximately $63.8 million compared to the same period in 2024 primarily due to:

(i)	an increase of approximately $129.2 million due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Johannesburg and Portland); offset by
(ii)	a decrease in power agreement charges by $13.1 million; and
(iii)	a decrease of $52.3 million related to properties sold or contributed in 2024 and 2025.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $60.5 million compared to the same period in 2024 primarily due to an increase in data center labor and common area maintenance expense.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $35.2 million compared to the same period in 2024 primarily due to:

(i)	an increase of approximately $78.7 million mainly due to higher data center labor and repairs and maintenance expense throughout the portfolio; offset by
(ii)	a decrease of $43.5 million related to properties sold or contributed in 2024 and 2025.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $10.9 million compared to the same period in 2024 primarily due to timing of property tax assessments throughout our North American portfolio.

Total non-stabilized property taxes and insurance increased $8.0 million compared to the same period in 2024 primarily related to:

(i)	an increase of approximately $11.8 million due to property tax reassessments for certain properties located in Chicago, Northern Virginia and Portland in the non-stabilized portfolio; offset by
(ii)	a decrease of $3.8 million related to properties sold or contributed in 2024 and 2025.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective period is shown below (in thousands).

	Year Ended December 31,
	2025	2024	$ Change	% Change
Depreciation and amortization	$1,894,636	$1,771,797	$122,839	6.9%
General and administrative	565,482	480,023	85,459	17.8%
Transactions and integration	185,090	93,902	91,188	97.1%
Provision for impairment	78,553	191,184	(112,631)	(58.9)%
Other	3,702	27,083	(23,381)	(86.3)%
Total other operating expenses	2,727,463	2,563,989	163,474	6.4%
Total property level operating expenses	2,726,737	2,519,115	207,622	8.2%
Total operating expenses	$5,454,200	$5,083,104	$371,096	7.3%

General and Administrative

General and administrative expenses increased $85.5 million compared to the same period in 2024 due to higher head count along with increased information technology costs.

Transactions and Integration

Transactions and integration expenses increased $91.2 million compared to the same period in 2024 driven primarily by placement fees associated with securing capital commitments to the Fund and lease termination expenses in connection with acquisitions along with higher internal integration project costs.

Provision for Impairment

During the year ended December 31, 2025, we recorded a provision for impairment on real estate investments of $78.6 million. We determined that certain non-core properties in secondary U.S. markets had carrying amounts that may not be fully recoverable. Accordingly, the recorded amounts were reduced to reflect management’s estimate of fair value based on a forecast of cash flows and market capitalization rates.

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

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities decreased approximately $88.2 million compared to the same period in 2024. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Gain on Disposition of Properties, net

Gain on disposition of properties, net increased approximately $399.8 million as compared to the same period in 2024.

In 2025, we sold non-core data centers in the Atlanta, Miami, Boston and Dallas metro areas for gross proceeds of approximately $124 million and recognized a gain on disposition of approximately $33 million.

In January 2025, Mitsubishi made an additional cash capital contribution in the amount of $62 million, resulting in an additional 15% ownership in the joint venture. The transaction resulted in a gain of approximately $5.1 million.

In April 2025, we contributed an additional three development projects at the Digital Dulles campus to our joint venture with Blackstone. We received approximately $77 million of gross proceeds from the contribution and as a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million. In the three months ended December 31, 2025, Digital Realty contributed an additional 40% of its interest in five operating data centers to the Fund for approximately $427 million. The transaction resulted in a gain of approximately $30.2 million.

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

Gain (loss) on Debt Extinguishment and Modifications

Gain on debt extinguishment and modifications was approximately $9 thousand for the year ended December 31, 2025, as a result of the redemption of the €1.075 billion 2.500% Notes due 2026 prior to maturity (December 2025).

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

Interest Expense

Interest expense decreased approximately $14.9 million compared to the same period in 2024 driven primarily by lower average balances on our Global Revolving Credit Facilities and term loan facilities offset by issuances of unsecured senior notes (€850 million of 3.875% Guaranteed Notes due 2033 (issued in September 2024), $1.15 billion of 1.875% Exchangeable Senior Notes due 2029 (issued in November 2024), €850 million of 3.875% Guaranteed Notes due 2035 (issued in January 2025), €850 million of 3.875% Guaranteed Notes due 2034 (issued in June 2025), €600 million of 3.750% Guaranteed Notes due 2033 (issued in November 2025) and €800 million of 4.250% Guaranteed Notes due 2037 (issued in November 2025).

Income Tax Expense

Income tax expense decreased by approximately $22.7 million as compared to the same period in 2024 primarily due to a favorable tax law change in a foreign jurisdiction.

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

Our Parent and our Operating Partnership are parties to an ATM Equity OfferingSM Sales Agreement dated December 23, 2024 (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. During the year ended December 31, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $1.1 billion from the issuance of approximately 6.4 million common shares under the 2024 Sales Agreement at an average price of $173.09 per share after payment of approximately $6.8 million of commissions to the agents. As of December 31, 2025, $1.9 billion remains available for future sales under the 2024 Sales Agreement.

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

The tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2025 is as follows: approximately 79% ordinary income and 21% as capital gain distribution. The tax treatment of distributions on our Parent’s common stock and preferred stock paid in 2024 was as follows: approximately 77% ordinary income and 23% as capital gain distribution. The tax treatment of distributions on our Parent’s common stock paid in 2023 was as follows: approximately 40% ordinary income and 60% as capital gain distribution.

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the years ended December 31, 2025, 2024 and 2023, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of December 31, 2025, we had $3,451.6 million of cash and cash equivalents, excluding $6.6 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits and is included in Other assets on our Consolidated Balance Sheets. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties, including joint ventures;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.,
●	debt service; and,
●	potentially, acquisitions.

On September 24, 2024, we refinanced our Global Revolving Credit Facility and Yen Revolving Credit Facility. The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion under the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of December 31, 2025. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At December 31, 2025, we had open commitments, related to construction contracts of approximately $2.6 billion, including amounts reimbursable of approximately $110.6 million.

During the year ending December 31, 2026, we expect to incur approximately $3.25 billion to $3.75 billion of capital expenditures, which includes our share of joint venture contributions and is net of partner contributions for our development programs. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

The costs we incur to develop our properties are a key component of our liquidity requirements. The following table summarizes our cumulative investments in current development projects as well as expected future investments in these projects as of the periods presented, excluding square feet held in and costs incurred or to be incurred by unconsolidated entities.

Construction Projects in Progress	As of December 31, 2025			As of December 31, 2024
	Current	Future		Current	Future
(in thousands)	Investment (1)	Investment (2)	Total Cost	Investment (3)	Investment (2)	Total Cost
Future Development Capacity (4)	$2,758,950	$2,948,899	$5,707,849	$2,129,342	$1,550,645	$3,679,987
Data Center Construction	2,102,068	2,568,611	4,670,679	2,610,305	2,857,313	5,467,618
Equipment Pool and Other Inventory (5)	279,942	—	279,942	192,429	—	192,429
Campus, Tenant Improvements and Other (6)	263,408	257,176	520,584	271,042	157,976	429,018
Consolidated Land Held and Development Construction in Progress	$5,404,368	$5,774,686	$11,179,054	$5,203,119	$4,565,934	$9,769,052

Note: Total amounts may differ due to rounding.

(1)	Represents costs incurred through December 31, 2025. Includes approximately $336 million that is categorized within assets held for sale and contribution on the consolidated balance sheets.
(2)	Represents estimated cost to complete scope of work pursuant to approved development budget.
(3)	Represents costs incurred through December 31, 2024.
(4)	Includes land and space held or actively under construction in preparation for future data center fit-out.
(5)	Represents long-lead equipment and materials required for timely deployment and delivery of data center fit-out.
(6)	Represents improvements in progress, which benefit space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future development reflects cumulative cost spent pending future development and includes ongoing improvements to building infrastructure in preparation for future data center fit-out. We expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Development projects	$2,541,138	$2,260,692
Enhancement and improvements	28,321	35,243
Recurring capital expenditures	343,925	305,712
Total capital expenditures (excluding indirect costs)	$2,913,384	$2,601,647

For the year ended December 31, 2025, total capital expenditures increased approximately $0.3 billion as compared to the same period in 2024. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2025 were approximately $2.6 billion, which reflects an increase of approximately 12% from the same period in 2024. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the years ended December 31, 2025 and 2024 were $267.8 million and $230.1 million, respectively. Capitalized interest comprised approximately $127.2 million and $118.9 million of the total indirect costs capitalized for the years ended December 31, 2025 and 2024, respectively. Capitalized interest in the year ended December 31, 2025 increased compared to the same period in 2024 due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the year ended December 31, 2025 increased compared to the same period in 2024 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities.

Consistent with our growth strategy, we actively pursue potential acquisition opportunities, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2026 will depend upon numerous factors, including customer demand, leasing results, availability of debt or equity capital and acquisition opportunities. Further, the growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of February 9, 2026, we had approximately $3.4 billion of borrowings available under our Global Revolving Credit Facilities.

Our Global Revolving Credit Facilities provides for borrowings up to $4.5 billion (including approximately $0.3 billion under the Yen Revolving Credit Facility). We have the ability from time to time to increase the size of the Global Revolving Credit Facility by up to $1.8 billion, subject to the receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available. These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to fund our liquidity requirements from time to time. For additional information regarding our Global Revolving Credit Facility, see Note 10. “Debt of the Operating Partnership” to Consolidated Financial Statements contained herein.

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

On March 1, 2024, we formed a joint venture with Mitsubishi Corporation, or Mitsubishi, to support the development of two data centers in the Dallas metro area. The facilities were 100% pre-leased prior to construction. We contributed the two data center buildings at a contribution value of approximately $261 million. In 2024, we received approximately $153 million of gross proceeds from the contribution of our data centers to the joint venture and retained a 35% interest in the joint venture. Mitsubishi contributed such cash in exchange for a 65% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $7.0 million. On January 31, 2025, Mitsubishi made an additional cash capital contribution in the amount of $62 million, resulting in an additional 15% ownership in the joint venture. As a result of such transaction, we recognized a gain of approximately $5.1 million. Currently, Mitsubishi has an 80% interest in the joint venture, and we have retained a 20% interest.

During the first half of 2025, the Company launched its Digital Realty DC Partners NA Fund (the “Fund”), successfully raising more than $3 billion of equity commitments to date. At inception, Fund commitments represented a 40% to 80% ownership interest in each individual asset, while the Company maintained the remaining 20% to 60% stake in the assets and less than a 2% direct interest in the Fund. The initial portfolio included five operating data centers plus three land sites with access to power for data center development. In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million. The Company will serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we concluded we do not own a controlling interest and account for our interest in the assets under the equity method of accounting. These real estate assets were previously classified as held for sale and contribution. Additionally, as of December 31, 2025, two additional development projects were classified within Assets held for sale and contribution on our consolidated balance sheets as it is probable they will be contributed to the Fund within one year. As of December 31, 2025, real estate assets for the two development projects that qualified as held for sale had an aggregate carrying value of $336.4 million. The disposition of a portion of our interest in the remaining development projects met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the assets. These development projects were not representative of a significant component of our portfolio, nor will the contribution represent a significant shift in our strategy.

In the three months ended December 31, 2025, Digital Realty contributed an additional 40% of its interest in five operating data centers to the Fund for approximately $427 million. The transaction resulted in a gain of approximately $30.2 million. After this contribution, Digital Realty owns a 20% stake in each of the assets held in the Fund. The Company will continue to serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we continue to conclude we do not own a controlling interest and account for our interest in the assets under the equity method of accounting.

On April 3, 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to our joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

In 2025, we sold non-core data centers in the Atlanta, Miami, Boston and Dallas metro areas for gross proceeds of approximately $124 million and recognized a gain on disposition of approximately $33 million.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the years ended December 31, 2025 and 2024, see Item 8, Note 14. “Equity and Capital” in the Notes to the Consolidated Financial Statements.

Outstanding Consolidated Indebtedness

The tables below summarize our outstanding debt, and also our contractual debt maturities and principal payments as of December 31, 2025 (in thousands):

Outstanding Debt

Debt Summary:
Fixed rate	$14,424
Variable rate debt subject to interest rate swaps	2,686
Total fixed rate debt (including interest rate swaps)	17,110
Variable rate—unhedged	1,447
Total	$18,557
Percent of Total Debt:
Fixed rate (including swapped debt)	92.2%
Variable rate	7.8%
Total	100.0%

Effective Interest Rate as of December 31, 2025
Fixed rate (including hedged variable rate debt)	2.89%
Variable rate	3.06%
Effective interest rate	2.90%

Contractual Debt Maturities and Principal Payments

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2026	$—	$440,475	$346,918	$117,290	$904,683
2027	—	—	1,189,228	252,026	1,441,254
2028	—	—	2,137,300	421,924	2,559,224
2029	918,540	—	2,862,236	20,756	3,801,532
2030	—	—	1,622,075	64,532	1,686,607
Thereafter	—	—	8,163,470	—	8,163,470
Subtotal	$918,540	$440,475	$16,321,227	$876,528	$18,556,770
Unamortized net discounts	—	—	(46,316)	(4,162)	(50,478)
Unamortized deferred financing costs	(19,450)	(939)	(80,470)	(3,298)	(104,157)
Total	$899,090	$439,536	$16,194,441	$869,068	$18,402,135
(1)	Includes amounts outstanding under the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million Euro Term Loan Facility is subject to a maturity extension option of one year, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. The current maturity date is August 11, 2026.

Our ratio of debt to total enterprise value was approximately 25.1% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2025 of $154.71). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our Operating Partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month SOFR, EURIBOR, TIBOR, Base CD Rate and JIBAR rates, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities, unsecured term loans, Teraco loans and ICN10 Facilities. As of December 31, 2025, our debt had a weighted average term to initial maturity of approximately 5.0 years (or approximately 5.0 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2025, our pro-rata share of secured debt of unconsolidated entities was approximately $1.9 billion.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$2,412,136	$2,261,477	$150,659
Net cash used in investing activities	(2,230,472)	(1,906,157)	(324,315)
Net cash (used in) provided by financing activities	(486,738)	2,063,433	(2,550,171)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(305,074)	$2,418,753	$(2,723,827)

Cash provided by operating activities in 2025 increased $150.7 million over 2024. The year-over-year increase was driven by:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	an increase in interest income as a result of carrying higher cash balances; and
(iii)	a decrease in interest expense due to lower average balances on our Global Revolving Credit Facilities and unsecured term loans;
(iv)	offset by the net impact of properties sold and contributed in 2024 and 2025.

The changes in the activities that comprise net cash used in investing activities for the year ended December 31, 2025 as compared to the year ended December 31, 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Decrease in net cash used in business combinations / asset acquisitions	$186,755
Increase in cash used for improvements to investments in real estate	(349,439)
Increase in cash contributed to investments in unconsolidated entities, net	(149,921)
Decrease in net cash provided by proceeds from sale of real estate	(145,211)
Other changes	133,501
Increase in net cash used in investing activities	$(324,315)

The increase in net cash used in investing activities as compared to the same period in 2024 was primarily due to:

(i)	a decrease in spending due to the acquisition of land parcels for $309 million in 2025 compared to the acquisition of land parcels in Paris and two data centers located in the Slough Trading Estate in 2024;
(ii)	an increase in spend on development projects of approximately $349 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	a decrease in cash provided by the sale or contributions of data centers due to:
●	approximately $1.8 billion provided for from 2024 transactions consisting of:
i.	the sale to GI Partners of a 75% interest in a third facility in Chicago. We received approximately $386 million of net proceeds and retained a 25% interest in the joint venture;
ii.	cash provided by the contribution of data centers to our joint ventures with Blackstone and Mitsubishi, for gross proceeds of approximately $707 million and $153 million, respectively; and
iii.	the sale of four data centers to Brookfield for gross proceeds of approximately $271 million, the sale of non-core assets for gross proceeds of approximately $91 million, the sale to DCREIT of an additional 15.1% interest in a data center located in Frankfurt, Germany for approximately $77 million and the sale of a land parcel in Sydney for gross proceeds of approximately $68 million.
●	offset by approximately $1.6 billion provided for from 2025 transactions consisting of:
i.	a $62 million cash contribution made by Mitsubishi in January 2025, which increased their ownership in the joint venture from 65% to 80%;
ii.	cash provided by the contribution of development projects at the Digital Dulles campus to the joint venture with Blackstone in April 2025, for gross proceeds of approximately $77 million;
iii.	cash provided by the contribution of data centers and development projects to the Fund for total gross proceeds of approximately $1.4 billion; and
iv.	cash provided by the sale of non-core data centers during the year 2025, for gross proceeds of approximately $124 million.

The changes in the activities that comprise net cash provided by financing activities for the year ended December 31, 2025 as compared to the same period in 2024 consisted of the following amounts (in thousands).

Change
2025 vs 2024
Decrease in cash provided by short-term borrowings	$(705,249)
Increase in cash provided by proceeds from secured / unsecured debt	1,253,909
Increase in cash used for repayment on secured / unsecured debt	(395,381)
Decrease in cash provided by proceeds from issuance of common stock, net of costs	(2,544,740)
Increase in cash used for dividend and distribution payments	(95,219)
Other changes, net	(63,491)
Increase in net cash used in financing activities	$(2,550,171)

The increase in net cash used in financing activities as compared to the same period in 2024 was primarily due to:

(i)	a decrease in cash provided by short-term borrowings;
(ii)	an increase in cash provided by proceeds from secured / unsecured debt:
●	the issuances of the 3.875% Guaranteed Notes due 2035 in January 2025, the 3.875% Guaranteed Notes due 2034 in June 2025, the 3.750% Guaranteed Notes due 2033 and the 4.250% Guaranteed Notes due 2037 in November 2025; compared to
●	the issuance of the 3.875% Guaranteed Notes due 2033 in September 2024 and the issuance of the 1.875% Exchangeable Senior Notes due 2029 in November 2024;
(iii)	an increase in cash used for repayment on secured / unsecured debt:
●	$496 million on the GBP notes (4.250% notes due 2025) in January 2025;
●	$754 million on the €650 million 0.625% unsecured senior notes paid at maturity in July 2025;
●	$1.3 billion on the redemption on the 2.500% notes due 2026 prior to maturity on December 18, 2025; compared to
●	repayment of $740 million on the U.S. term loan facility, $637 million on the Euro notes (2.625% notes due 2024), $324 million on the 2.750% notes due 2024 and $415 million on the Euro Term Loan Facilities in 2024;
(iv)	a decrease in cash provided by proceeds from the issuance of:
●	approximately 6.4 million shares of common stock, net of costs, of approximately $1.1 billion under our ATM program in 2025; compared to
●	approximately 12.0 million shares of common stock, net of costs, for approximately $2.0 billion under our ATM program and approximately 12.1 million shares of common stock, net of costs, of approximately $1.7 billion from our equity offering in 2024; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our Operating Partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2025, amounted to 1.8% of our Operating Partnership common units. Historically, our Operating Partnership has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of  December 31, 2025, common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units of approximately 0.2 million issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the consolidated balance sheets.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our Global Revolving Credit Facilities, borrowings under our Euro Term Loan Agreement and issuances of unsecured senior notes.

In addition, refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

Critical Accounting Policies

A critical accounting policy is one that involves management’s use of judgment regarding expected outcomes of uncertain events in order to make estimates and assumptions that are material to an entity’s financial condition and results of operations. Though we base our estimates and assumptions regarding these matters on historical and current conditions as well as future expectations, these estimates and assumptions are subjective in nature. Changes to the estimates and assumptions we make regarding these matters could affect our financial position and specific items in our results of operations used by stockholders, potential investors, industry analysts and lenders in the evaluation of our performance. Of the significant accounting policies described in Note 2 to the Consolidated Financial Statements, the subsequent items have been identified by us as meeting the criteria to be considered critical accounting policies. Refer to Note 2 for more information on these critical accounting policies.

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

We estimate fair value using available market information and valuation methods we believe to be appropriate for these purposes. Given the significant amount of judgment and subjectivity involved in the determination of fair value, estimated fair value is not necessarily indicative of amounts that would be realized on disposition. Refer to Note 2. “Summary of Significant Accounting Policies” in the Consolidated Financial Statements for additional information.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2025	2024	2023
GAAP Net Income Available to Common Stockholders	$1,267,865	$561,766	$908,114
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	28,000	12,700	20,710
Real estate related depreciation and amortization (1)	1,855,144	1,730,058	1,657,240
Depreciation related to non-controlling interests	(86,159)	(64,612)	(57,477)
Unconsolidated JV real estate related depreciation and amortization	251,215	192,931	177,153
Gain from the disposition of real estate assets	(995,586)	(596,904)	(908,356)
Provision for impairment	78,553	191,185	118,363
FFO available to common stockholders and unitholders (2)	$2,399,032	$2,027,124	$1,915,747
Basic FFO per share and unit	$6.94	$6.15	$6.29
Diluted FFO per share and unit (2)(3)	$6.96	$6.14	$6.20
Weighted average common stock and units outstanding
Basic	345,717	329,485	304,651
Diluted (2)(3)	353,720	337,696	315,113

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statements	$1,894,636	$1,771,797	$1,694,859
Non-real estate depreciation	(39,492)	(41,739)	(37,619)
	$1,855,144	$1,730,058	$1,657,240

(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $63,566, $46,953, and $39,386 for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Year Ended December 31,
	2025	2024	2023
Weighted average common stock and units outstanding	345,717	329,485	304,651
Add: Effect of dilutive securities	8,003	8,211	10,462
Weighted average common stock and units outstanding—diluted	353,720	337,696	315,113

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2025, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$14,424	$13,746
Variable rate debt subject to interest rate swaps	2,686	2,686
Total fixed rate debt (including interest rate swaps)	17,110	16,432
Variable rate debt	1,447	1,447
Total outstanding debt	$18,557	$17,879

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2025:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(202)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(190)

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2025, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of lease revenue

As discussed in note 2 to the consolidated financial statements, the Company records rental revenue, which includes revenue related to leases that generally provide for 1 megawatt or more of power and have lease terms of 5-10+ years, on a straight-line basis if the Company determines on a lease-by-lease basis it is probable that substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $6.0 billion for the year ended December 31, 2025, and deferred rent, net and accounts receivable - trade, net was $751 million and $729 million, respectively, as of December 31, 2025. A portion of each of these balances included amounts related to leases that generally provide for 1 megawatt or more of power and have lease terms of 5-10+ years.

We identified the evaluation of the probability of collection of certain lease payments as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all the lease payments for certain of its leases required significant auditor judgment because of the subjective nature of the evidence obtained. Specifically, evaluating the creditworthiness of the customers and any guarantors required significant auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s probability assessment of the lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the leases, we evaluated the Company’s determination of the collectability of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, recent public filings, and news articles, and (iv) inquiring of the Company’s employees to obtain evidence regarding creditworthiness of the customer.

.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Chicago, Illinois
February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Digital Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Digital Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated income statements, and statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Partners of Digital Realty Trust, L.P. and the Board of Directors of Digital Realty Trust, Inc. and
Digital Realty Trust, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2025 and December 31, 2024, the related consolidated income statements and the consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III, properties and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of lease revenue

As discussed in note 2 to the consolidated financial statements, the Company records rental revenue, which includes revenue related to leases that generally provide for 1 megawatt or more of power and have lease terms of 5-10+ years, on a straight-line basis if the Company determines on a lease-by-lease basis it is probable that substantially all lease payments over the term of the lease will be collected. Whenever the results of that assessment indicate that it is not probable that the Company will be able to collect substantially all lease payments over the remaining term of the lease, the Company records a reduction to rental revenue equal to the balance of any deferred rent and rent receivable, and ceases recognizing rental revenue on a straight-line basis and commences recognizing rental revenue on a cash collected basis. Rental and other services revenue was $6.0 billion for the year ended December 31, 2025, and deferred rent, net and accounts receivable - trade, net was $751 million and $729 million, respectively, as of December 31, 2025. A portion of each of these balances included amounts related to leases that generally provide for 1 megawatt or more of power and have lease terms of 5-10+ years.

We identified the evaluation of the probability of collection of certain lease payments as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all the lease payments for certain of its leases required significant auditor judgment because of the subjective nature of the evidence obtained. Specifically, evaluating the creditworthiness of the customers and any guarantors required significant auditor judgment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s probability assessment of the lease payment collection process, including controls related to the assessment of the creditworthiness of the customer and any guarantors. For a selection of the leases, we evaluated the Company’s determination of the collectability of substantially all of the lease payments by: (i) comparing the legal name of customer and any guarantor to the underlying lease agreements and third-party credit rating report, (ii) evaluating the creditworthiness of the customer by assessing their credit rating, (iii) reading publicly available information, including the customer’s financial statements, recent public filings, and news articles, and (iv) inquiring of the Company’s employees to obtain evidence regarding creditworthiness of the customer.

/s/ KPMG LLP

We have served as the Operating Partnership’s auditor since 2004.

Chicago, Illinois
February 13, 2026

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$26,433,617	$24,120,782
Investments in unconsolidated entities	3,427,903	2,639,800
Net investments in real estate	29,861,520	26,760,582
Operating lease right-of-use assets, net	1,135,645	1,178,853
Cash and cash equivalents	3,451,647	3,870,891
Accounts and other receivables, net	1,358,895	1,257,464
Deferred rent, net	750,907	642,456
Goodwill	9,711,953	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,134,698	2,178,054
Assets held for sale and contribution	349,826	—
Other assets	655,377	465,885
Total assets	$49,410,468	$45,283,616
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$899,090	$1,611,308
Unsecured term loans, net	439,536	386,903
Unsecured senior notes, net of discount	16,194,441	13,962,852
Secured and other debt, net of discount	869,068	753,314
Operating lease liabilities	1,253,217	1,294,219
Accounts payable and other accrued liabilities	2,600,979	2,056,215
Deferred tax liabilities	1,124,724	1,084,562
Accrued dividends and distributions	428,337	418,661
Security deposits and prepaid rents	754,920	539,802
Obligations associated with assets held for sale and contribution	182	—
Total liabilities	24,564,494	22,107,836

Redeemable noncontrolling interests	1,498,975	1,433,185
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of December 31, 2025 and December 31, 2024	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 shares authorized; 343,557 and 336,637 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3,406	3,337
Additional paid-in capital	29,350,487	28,079,738
Accumulated dividends in excess of earnings	(6,690,722)	(6,292,085)
Accumulated other comprehensive loss, net	(469,198)	(1,182,283)
Total stockholders’ equity	22,925,663	21,340,397
Noncontrolling interests	421,336	402,198
Total equity	23,346,999	21,742,595
Total liabilities and equity	$49,410,468	$45,283,616

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating Revenues:
Rental and other services	$5,968,918	$5,482,472	$5,430,173
Fee income and other	143,774	72,496	46,888
Total operating revenues	6,112,692	5,554,968	5,477,061
Operating Expenses:
Rental property operating and maintenance	2,507,049	2,318,337	2,381,666
Property taxes and insurance	219,688	200,778	216,405
Depreciation and amortization	1,894,636	1,771,797	1,694,859
General and administrative	565,482	480,023	449,056
Transactions and integration	185,090	93,902	84,722
Provision for impairment	78,553	191,184	118,363
Other	3,702	27,083	7,529
Total operating expenses	5,454,200	5,083,104	4,952,600
Operating income	658,492	471,864	524,461
Other Income (Expenses):
Equity in loss of unconsolidated entities	(31,987)	(120,138)	(29,791)
Gain on disposition of properties, net	995,586	595,825	900,531
Other income, net	161,052	154,243	68,431
Interest expense	(437,947)	(452,836)	(437,741)
Gain (loss) on debt extinguishment and modifications	9	(5,871)	—
Income tax expense	(32,040)	(54,760)	(75,579)
Net income	1,313,165	588,327	950,312
Net (income) loss attributable to noncontrolling interests	(4,576)	14,163	(1,474)
Net income attributable to Digital Realty Trust, Inc.	1,308,589	602,490	948,838
Preferred stock dividends	(40,724)	(40,724)	(40,724)
Net income available to common stockholders	$1,267,865	$561,766	$908,114
Net income per share available to common stockholders:
Basic	$3.73	$1.74	$3.04
Diluted	$3.58	$1.61	$2.88
Weighted average common shares outstanding:
Basic	339,807	323,336	298,603
Diluted	347,810	331,547	309,065

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,313,165	$588,327	$950,312
Other comprehensive income (loss):
Foreign currency translation adjustments	898,531	(605,636)	(209,973)
Increase (decrease) in fair value of derivatives	42,479	162,721	(21,406)
Reclassification to interest expense from derivatives	(26,052)	(40,072)	(32,789)
Other comprehensive income (loss)	914,958	(482,987)	(264,168)
Comprehensive income	2,228,123	105,340	686,144
Comprehensive (income) loss attributable to noncontrolling interests	(206,449)	68,353	105,911
Comprehensive income attributable to Digital Realty Trust, Inc.	$2,021,674	$173,693	$792,055

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2023	$1,394,814	$731,690	311,607,580	$3,088	$24,396,797	$(5,262,648)	$(751,393)	$483,973	$19,601,507
Conversion of common units to common stock	—	—	552,869	—	39,573	—	—	(39,573)	—
Vesting of restricted stock, net	—	—	217,478	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	24,138,787	249	3,650,421	101	—	—	3,650,771
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	120,028	—	2,757	—	—	—	2,757
Reclassification of vested share-based awards	—	—	—	—	(27,424)	—	—	27,424	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	81,803	—	—	—	81,803
Adjustment to redeemable noncontrolling interests	98,601	—	—	—	(98,601)	—	—	—	(98,601)
Dividends declared on preferred stock	—	—	—	—	—	(40,724)	—	—	(40,724)
Dividends and distributions on common stock and common and incentive units	(760)	—	—	—	—	(1,591,304)	—	(31,132)	(1,622,436)
Sale of noncontrolling interest in property to DCRU	—	—	—	—	32,319	—	—	12,115	44,434
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(21,418)	(21,418)
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(20,308)	(20,308)
Net income (loss)	(26,769)	—	—	—	—	602,490	—	12,606	615,096
Other comprehensive income (loss)	(32,701)	—	—	—	2,093	—	(430,890)	(21,489)	(450,286)
Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402198	$21,742,595

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other	Total
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595
Conversion of common units to common stock	—	—	174,860	—	14,609	—	—	(14,609)	—
Vesting of restricted stock, net	—	—	229,386	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	6,394,820	67	1,105,964	—	—	—	1,106,031
Shares issued under equity plans, net of share settlement to satisfy tax withholding upon vesting	—	—	121,622	2	(15,814)	—	—	—	(15,812)
Reclassification of vested share-based awards	—	—	—	—	(22,773)	—	—	22,773	—
Amortization of unearned compensation regarding share-based awards	—	—	—	—	102,310	—	—	—	102,310
Adjustment to redeemable noncontrolling interests	(95,646)	—	—	—	95,646	—	—	—	95,646
Dividends declared on preferred stock	—	—	—	—	—	(40,724)	—	—	(40,724)
Dividends and distributions on common stock and common and incentive units	(760)	—	—	—	—	(1,666,502)	—	(30,156)	(1,696,658)
Purchase of noncontrolling interests	—	—	—	—	(9,193)	—	—	(1,468)	(10,661)
Contributions from (distributions to) noncontrolling interests	2	—	—	—	—	—	—	3,572	3,572
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(21,983)	—	—	—	—	1,308,589	—	26,559	1,335,148
Other comprehensive income (loss)	184,177	—	—	—	—	—	713,085	17,696	730,781
Balance as of December 31, 2025	$1,498,975	$731,690	343,557,430	$3,406	$29,350,487	$(6,690,722)	$(469,198)	$421,336	$23,346,999

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,313,165	$588,327	$950,312
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(995,586)	(595,825)	(900,531)
Provision for impairment	78,553	191,184	118,363
Equity in loss of unconsolidated entities	31,987	120,138	29,791
Distributions from unconsolidated entities	122,402	78,269	73,518
Depreciation and amortization	1,894,636	1,771,797	1,694,859
Amortization of share-based compensation	93,766	75,606	80,532
(Gain) loss on debt extinguishment and modifications	(9)	5,871	—
Straight-lined rents and amortization of above and below market leases	(119,720)	(56,465)	(50,931)
Amortization of deferred financing costs and debt discount / premium	32,180	28,666	26,834
Other operating activities, net	(76,494)	29,237	(8,216)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(339,094)	(342,061)	(155,317)
Increase in accounts payable and other liabilities	376,350	366,733	(224,434)
Net cash provided by operating activities	2,412,136	2,261,477	1,634,780
Cash flows from investing activities:
Improvements to investments in real estate	(3,181,179)	(2,831,740)	(3,525,598)
Cash paid for business combination / asset acquisitions, net of cash acquired	(321,246)	(508,001)	(52,297)
Investments in and advances to unconsolidated entities	(519,098)	(315,623)	(336,456)
Return of investment from unconsolidated entities	153,418	99,864	241,984
Proceeds from sale of assets	1,619,624	1,764,835	2,619,778
Other investing activities, net	18,009	(115,492)	(62,522)
Net cash used in investing activities	(2,230,472)	(1,906,157)	(1,115,111)
Cash flows from financing activities:
Proceeds from credit facilities	1,802,807	1,636,351	2,870,841
Payments on credit facilities	(2,586,749)	(1,715,044)	(3,293,644)
Borrowings on secured / unsecured debt	3,488,908	2,234,999	869,132
Repayments on secured / unsecured debt	(2,514,388)	(2,119,007)	(111,979)
Capital (distribution to) contributions from noncontrolling interests, net	3,574	(21,418)	4,474
Proceeds from issuance of common stock, net	1,106,031	3,650,771	2,207,259
Payments of dividends and distributions	(1,728,466)	(1,633,247)	(1,520,644)
Other financing activities, net	(58,455)	30,028	(61,965)
Net cash (used in) provided by financing activities	(486,738)	2,063,433	963,474
Net (decrease) increase in cash, cash equivalents and restricted cash	(305,074)	2,418,753	1,483,143
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(113,336)	(178,523)	2,631
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470	150,696
Cash, cash equivalents and restricted cash at end of period	$3,458,290	$3,876,700	$1,636,470

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit data)

	December 31,	December 31,
	2025	2024
ASSETS
Investments in real estate:
Investments in properties, net	$26,433,617	$24,120,782
Investments in unconsolidated entities	3,427,903	2,639,800
Net investments in real estate	29,861,520	26,760,582
Operating lease right-of-use assets, net	1,135,645	1,178,853
Cash and cash equivalents	3,451,647	3,870,891
Accounts and other receivables, net	1,358,895	1,257,464
Deferred rent, net	750,907	642,456
Goodwill	9,711,953	8,929,431
Customer relationship value, deferred leasing costs and other intangibles, net	2,134,698	2,178,054
Assets held for sale and contribution	349,826	—
Other assets	655,377	465,885
Total assets	$49,410,468	$45,283,616
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$899,090	$1,611,308
Unsecured term loans, net	439,536	386,903
Unsecured senior notes, net of discount	16,194,441	13,962,852
Secured and other debt, net of discount	869,068	753,314
Operating lease liabilities	1,253,217	1,294,219
Accounts payable and other accrued liabilities	2,600,979	2,056,215
Deferred tax liabilities	1,124,724	1,084,562
Accrued dividends and distributions	428,337	418,661
Security deposits and prepaid rents	754,920	539,802
Obligations associated with assets held for sale and contribution	182	—
Total liabilities	24,564,494	22,107,836

Redeemable noncontrolling interests	1,498,975	1,433,185
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of December 31, 2025 and December 31, 2024	731,690	731,690
Common units, 343,557 and 336,637 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	22,663,171	21,790,990
Limited Partners, 6,189 and 6,135 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	431,600	426,183
Accumulated other comprehensive loss	(485,342)	(1,212,367)
Total partners’ capital	23,341,119	21,736,496
Noncontrolling interests in consolidated entities	5,880	6,099
Total capital	23,346,999	21,742,595
Total liabilities and capital	$49,410,468	$45,283,616

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per unit data)

	Year Ended December 31,
	2025	2024	2023
Operating Revenues:
Rental and other services	$5,968,918	$5,482,472	$5,430,173
Fee income and other	143,774	72,496	46,888
Total operating revenues	6,112,692	5,554,968	5,477,061
Operating Expenses:
Rental property operating and maintenance	2,507,049	2,318,337	2,381,666
Property taxes and insurance	219,688	200,778	216,405
Depreciation and amortization	1,894,636	1,771,797	1,694,859
General and administrative	565,482	480,023	449,056
Transactions and integration	185,090	93,902	84,722
Provision for impairment	78,553	191,184	118,363
Other	3,702	27,083	7,529
Total operating expenses	5,454,200	5,083,104	4,952,600
Operating income	658,492	471,864	524,461
Other Income (Expenses):
Equity in loss of unconsolidated entities	(31,987)	(120,138)	(29,791)
Gain on disposition of properties, net	995,586	595,825	900,531
Other income, net	161,052	154,243	68,431
Interest expense	(437,947)	(452,836)	(437,741)
Gain (loss) on debt extinguishment and modifications	9	(5,871)	—
Income tax expense	(32,040)	(54,760)	(75,579)
Net income	1,313,165	588,327	950,312
Net loss attributable to noncontrolling interests	23,424	26,863	19,236
Net income attributable to Digital Realty Trust, L.P.	1,336,589	615,190	969,548
Preferred units distributions	(40,724)	(40,724)	(40,724)
Net income available to common unitholders	$1,295,865	$574,466	$928,824
Net income per unit available to common unitholders:
Basic	$3.75	$1.74	$3.05
Diluted	$3.60	$1.62	$2.89
Weighted average common units outstanding:
Basic	345,717	329,485	304,651
Diluted	353,720	337,696	315,113

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,313,165	$588,327	$950,312
Other comprehensive income (loss):
Foreign currency translation adjustments	898,531	(605,636)	(209,973)
Increase (decrease) in fair value of derivatives	42,479	162,721	(21,406)
Reclassification to interest expense from derivatives	(26,052)	(40,072)	(32,789)
Other comprehensive income (loss)	914,958	(482,987)	(264,168)
Comprehensive income	$2,228,123	$105,340	$686,144
Comprehensive (income) loss attributable to noncontrolling interests	(164,509)	69,942	122,972
Comprehensive income attributable to Digital Realty Trust, L.P.	$2,063,614	$175,282	$809,116

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Noncontrolling	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
	Interests	Units	Amount	Units	Amount	Units	Amount	(Loss)	Interests	Total Capital

Balance as of December 31, 2024	$1,433,185	30,200,000	$731,690	336,636,742	$21,790,990	6,134,812	$426,183	$(1,212,367)	$6,099	$21,742,595
Conversion of limited partner common units to general partner common units	—	—	—	174,860	14,609	(174,860)	(14,609)	—	—	—
Vesting of restricted common units, net	—	—	—	229,386	—	—	—	—	—	—
Issuance of common units, net of costs	—	—	—	6,394,820	1,105,995	—	—	—	—	1,105,995
Issuance of limited partner common units, net	—	—	—	—	—	228,909	—	—	—	—
Units issued under equity plans, net of unit settlement to satisfy tax withholding upon vesting	—	—	—	121,622	(15,776)	—	—	—	—	(15,776)
Amortization of share-based compensation	—	—	—	—	102,310	—	—	—	—	102,310
Reclassification of vested share-based awards	—	—	—	—	(22,773)	—	22,773	—	—	—
Adjustment to redeemable partnership units	(95,646)	—	—	—	95,646	—	—	—	—	95,646
Distributions	(760)	—	(40,724)	—	(1,666,502)	—	(30,156)	—	—	(1,737,382)
Purchase of noncontrolling interests	—	—	—	—	(9,193)	—	—	—	(1,468)	(10,661)
Contributions from (distributions to) noncontrolling interests in consolidated entities	2	—	—	—	—	—	19	—	3,553	3,572
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(21,983)	—	40,724	—	1,267,865	—	27,390	—	(831)	1,335,148
Other comprehensive income (loss)	184,177	—	—	—	—	—	—	727,025	3,756	730,781
Balance as of December 31, 2025	$1,498,975	30,200,000	$731,690	343,557,430	$22,663,171	6,188,861	$431,600	$(485,342)	$5,880	$23,346,999

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,313,165	$588,327	$950,312
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(995,586)	(595,825)	(900,531)
Provision for impairment	78,553	191,184	118,363
Equity in loss of unconsolidated entities	31,987	120,138	29,791
Distributions from unconsolidated entities	122,402	78,269	73,518
Depreciation and amortization	1,894,636	1,771,797	1,694,859
Amortization of share-based compensation	93,766	75,606	80,532
(Gain) loss on debt extinguishment and modifications	(9)	5,871	—
Straight-lined rents and amortization of above and below market leases	(119,720)	(56,465)	(50,931)
Amortization of deferred financing costs and debt discount / premium	32,180	28,666	26,834
Other operating activities, net	(76,494)	29,237	(8,216)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(339,094)	(342,061)	(155,317)
Increase in accounts payable and other liabilities	376,350	366,733	(224,434)
Net cash provided by operating activities	2,412,136	2,261,477	1,634,780
Cash flows from investing activities:
Improvements to investments in real estate	(3,181,179)	(2,831,740)	(3,525,598)
Cash paid for business combination / asset acquisitions, net of cash acquired	(321,246)	(508,001)	(52,297)
Investments in and advances to unconsolidated entities	(519,098)	(315,623)	(336,456)
Return of investment from unconsolidated entities	153,418	99,864	241,984
Proceeds from sale of assets	1,619,624	1,764,835	2,619,778
Other investing activities, net	18,009	(115,492)	(62,522)
Net cash used in investing activities	(2,230,472)	(1,906,157)	(1,115,111)
Cash flows from financing activities:
Proceeds from credit facilities	1,802,807	1,636,351	2,870,841
Payments on credit facilities	(2,586,749)	(1,715,044)	(3,293,644)
Borrowings on secured / unsecured debt	3,488,908	2,234,999	869,132
Repayments on secured / unsecured debt	(2,514,388)	(2,119,007)	(111,979)
Capital (distribution to) contributions from noncontrolling interests, net	3,574	(21,418)	4,474
General partner contributions	1,106,031	3,650,771	2,207,259
Payments of dividends and distributions	(1,728,466)	(1,633,247)	(1,520,644)
Other financing activities, net	(58,455)	30,028	(61,965)
Net cash (used in) provided by financing activities	(486,738)	2,063,433	963,474
Net (decrease) increase in cash, cash equivalents and restricted cash	(305,074)	2,418,753	1,483,143
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(113,336)	(178,523)	2,631
Cash, cash equivalents and restricted cash at beginning of period	3,876,700	1,636,470	150,696
Cash, cash equivalents and restricted cash at end of period	$3,458,290	$3,876,700	$1,636,470

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-

December 31, 2025 and 2024

1. General

Organization and Description of Business. Digital Realty Trust, Inc. (the Parent), through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership or the OP) and the subsidiaries of the OP (collectively, we, our, us or the Company), is a leading global provider of data center (including colocation and interconnection) solutions for customers across a variety of industry verticals ranging from cloud and information technology services, social networking and communications to financial services, manufacturing, energy, healthcare, and consumer products. The OP, a Maryland limited partnership, is the entity through which the Parent, a Maryland corporation, conducts its business of owning, acquiring, developing and operating data centers. The Parent operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

December 31, 2025 and 2024

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

We and certain of our consolidated subsidiaries have intercompany and third-party debt that is not denominated in the functional currency of the entities. When debt is denominated in a currency other than the functional currency of an entity, a gain or loss can result. The associated adjustment is reflected in Other income, net, in the consolidated income statements, unless it is intercompany debt that is deemed to be long-term in nature or third-party debt that has been designated as a nonderivative net investment hedge – in which case the associated adjustments are reflected as a cumulative translation adjustment as a component of other comprehensive income. In the statement of cash flows, cash flows denominated in foreign currencies are translated using the exchange rates in effect at the time of the respective cash flows or at average exchange rates for the period, depending on the nature of the cash flow items.

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

Noncontrolling interests. The fair value of the ownership percentage of acquired entities held by third parties is determined based on the fair value of the consolidated net assets acquired, adjusted for any put or call options or other such features associated with the noncontrolling interests.

Other acquired assets and liabilities. The fair value of other acquired assets and liabilities is determined using the best information available. For working capital items that are short-term in nature, fair value is generally presumed to equal the seller’s carrying value, unless facts and circumstances suggest otherwise.

Fair Value Measurements. Fair value is intended to reflect the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value using available market information and valuation methods we believe to be appropriate for these purposes. Given the significant amount of judgment and subjectivity involved in the determination of fair value, estimated fair value is not necessarily indicative of amounts that would be realized on disposition. There are three levels in the fair value hierarchy under U.S. GAAP, which are:

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

December 31, 2025 and 2024

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

Restricted Cash. Cash that is held for a specific purpose and thus not available to us for immediate or general business use is categorized separately from cash and cash equivalents and is included in Other assets on the consolidated balance sheets. Restricted cash primarily consists of contractual capital expenditures and other deposits.

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

December 31, 2025 and 2024

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

Leasing commissions – Leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. During the years ended December 31, 2025, 2024 and 2023, we capitalized deferred leasing costs of approximately $36.4 million, $49.3 million and $43.1 million, respectively. Deferred leasing costs are included in Customer relationship value, deferred leasing costs and intangibles on the consolidated balance sheets and amounted to approximately $279.4 million and $207.9 million, net of accumulated amortization of $670.9 million and $605.1 million, as of December 31, 2025 and 2024, respectively. Amortization expense on leasing costs was approximately $76.1 million, $74.3 million, and $76.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

Interest Rate Swaps – The Company uses interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements related to certain floating rate debt obligations. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We record all interest rate swaps on the consolidated balance sheets at fair value. The fair value of interest rate swaps is determined using the market standard methodology of netting discounted future fixed cash receipts (or payments) and discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on expected future interest rates derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect nonperformance risk for the Company and for the respective counterparties. The counterparties of interest rate swaps are generally larger financial institutions engaged in providing a variety of financial services.

Interest rate derivatives are presented on a gross basis on the consolidated balance sheets – with interest rate swap assets presented in other assets, and interest rate swap liabilities presented in accounts payable and other accrued liabilities. As of December 31, 2025, there was no impact from netting arrangements, because it is the Company’s policy to not offset our derivative contracts in presenting the fair value of these contracts as assets and liabilities in our consolidated balance sheets. Net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

Foreign Currency Contracts – The Company may, from time to time, enter into forward contracts pursuant to which we agree to sell an amount of one currency in exchange for an agreed-upon amount of another currency. These agreements are typically entered into to manage exposures related to transactions that are settled in currencies other than the functional currency of the legal entity that is party to the transactions. To the extent the Company does not designate such instruments as hedges, changes in the fair value of these instruments are reflected in earnings. The Company had no outstanding derivative foreign currency contracts as of December 31, 2025.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

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

See Note 16. “Derivative Instruments” for further discussion on the Company’s outstanding derivative instruments.

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). We classify interest and penalties from significant uncertain tax positions as current tax expense in our consolidated income statements. We are open to examination by the major taxing jurisdictions for the tax years that are within the statute of limitations for those jurisdictions. For further discussion related to tax reserves, see Note 12. “Income Taxes”.

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

December 31, 2025 and 2024

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

Revenue Recognition.

Rental and Other Services Revenue – We generate the majority of our revenue by leasing our properties to customers under operating lease agreements, which are accounted for under Accounting Standards Codification 842, Leases (“ASC 842”). We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine it is probable that substantially all of the lease payments will be collected over the lease term. We commence recognition of revenue from rentals at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. The excess of rents recognized as revenue over amounts contractually due pursuant to the underlying leases is included in Deferred rent, net on the consolidated balance sheets. Rental payments received in excess of revenue recognized are classified as Accounts payable and other accrued liabilities on the consolidated balance sheets. Unpaid rents that are contractually due are included in Accounts and other receivables, net on the consolidated balance sheets.

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

December 31, 2025 and 2024

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

We utilize the practical expedient in ASC 842 that allows us to account for lease and non-lease components associated with each lease as a single lease component recorded within rental and other services, instead of accounting for such items separately under Accounting Standards Codification 606, Revenue (“ASC 606”). We recognize revenue for items that do not qualify for revenue recognition under ASC 842 under ASC 606. Revenue recognized as a result of applying ASC 606 was less than 11% of total rental and other services revenue for the years ended December 31, 2025, 2024 and 2023.

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

New Accounting Pronouncements.

Income Taxes. In December 2023, FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024 and to be applied prospectively, with retrospective application and early adoption both permitted. During 2025, we adopted this ASU. See Note 12. “Income Taxes” for further discussion.

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

December 31, 2025 and 2024

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

3. Leases

Lessor Accounting

We generate the majority of our revenue by leasing operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2. “Summary of Significant Accounting Policies—Revenue Recognition” to these Consolidated Financial Statements. Our largest customer’s total revenue is approximately 12% of our total revenue base. No other individual customer makes up more than approximately 10% of our total revenue.

A summary of minimum lease payments due from our customers under operating leases of land, prestabilized development properties, and operating properties with lease periods of greater than one year at December 31, 2025 is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

(Amounts in thousands)	Operating leases
2026	$3,503,924
2027	2,747,964
2028	2,349,926
2029	1,960,418
2030	1,549,211
Thereafter	6,439,048
Total	$18,550,491

Lessee Accounting

We lease space and equipment at certain of our data centers from third parties under noncancelable lease agreements. Leases for our data centers expire on various dates through 2069. Certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of December 31, 2025, the termination dates of these ground leases ranged from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2026 to 2037.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease, plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in Rental property operating and maintenance expense in the consolidated income statements amounted to approximately $158.7 million, $153.5 million and $153.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the weighted average remaining lease term for our operating leases and finance leases was 12 years and 17 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 3.5% for operating leases and 2.4% for finance leases at December 31, 2025. We assigned a collateralized interest rate to each lease based on the term of the lease and the currency in which the lease is denominated.

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating	Finance
	lease liabilities	lease liabilities (1)
2026	$164,355	$78,390
2027	167,000	22,168
2028	159,626	96,013
2029	159,701	13,739
2030	149,969	13,358
Thereafter	723,775	186,227
Total undiscounted future cash flows	1,524,426	409,895
Less: Imputed interest	(271,209)	(69,265)
Present value of undiscounted future cash flows	$1,253,217	$340,630

(1) Included in Accounts payable and other accrued liabilities on the consolidated balance sheets.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

4. Receivables

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

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2025	December 31, 2024
Accounts receivable – trade	$815,146	$629,250
Allowance for doubtful accounts	(86,351)	(59,224)
Accounts receivable – trade, net	728,795	570,026

Accounts receivable – customer recoveries	213,023	178,827
Value-added tax receivables	109,816	160,369
Accounts receivable – installation fees	119,295	157,409
Other receivables	187,966	190,833
Accounts and other receivables, net	$1,358,895	$1,257,464

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

	Balance as of	Balance as of
(Amounts in thousands):	December 31, 2025	December 31, 2024
Deferred rent receivables	$752,531	$644,566
Allowance for deferred rent receivables	(1,624)	(2,110)
Deferred rent, net	$750,907	$642,456

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

5. Investments in Properties

A summary of our investments in properties is below (in thousands):

Property Type	As of December 31, 2025	As of December 31, 2024
Land	$1,247,624	$1,108,251
Acquired ground lease	97	86
Buildings and improvements	29,152,994	25,567,155
Tenant improvements	958,583	883,502
	31,359,298	27,558,994
Accumulated depreciation and amortization	(9,993,596)	(8,641,331)
Investments in operating properties, net	21,365,702	18,917,663
Construction in progress and space held for development	4,976,785	5,164,334
Land held for future development	91,130	38,785
Investments in properties, net	$26,433,617	$24,120,782

During 2025 we determined that certain non-core properties in secondary U.S. markets had carrying amounts that may not be fully recoverable. Accordingly, the recorded amounts were reduced to reflect management’s estimate of fair value based on a forecast of cash flows and market capitalization rates. During the year ended December 31, 2025, we recorded a provision for impairment on real estate investments of $78.6 million.

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

6. Acquisitions and Dispositions of Properties

Acquisitions of Properties

For the years ended December 31, 2025, 2024 and 2023, acquisitions of properties that did not qualify as business combinations were immaterial to our financial statements – both individually and in the aggregate.

During the year ended December 31, 2025, we closed on acquisitions of land parcels for approximately $309 million.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Disposition of Other Properties

The Company sold or contributed the following other real estate properties during the years ended December 31, 2025, 2024 and 2023:

		Date Sold /	Gross Proceeds / Fair Value		Gain on Sale / contribution
Property Type	Metro Area	contributed	(in millions)		(in millions)
Digital Realty DC Partners NA Fund	Various	2025	$1,364.3		$903.5
Joint venture contributions	Northern Virginia	2025	139.4		58.8
Non-core assets	Various	2025	123.7		33.2
Joint venture contributions	Various	2024	1,246.4	(1)	304.1
Brookfield transaction	Various	2024	271.0		191.6
Non-core assets	Various	2024	158.7		(1.0)
Sale of noncontrolling interest in property	Frankfurt	2024	497.5	(2)	101.1
Joint venture contributions	Various	2023	2,278.5	(3)	814.0
Non-core assets	Various	2023	341.3		86.6
(1)	Includes Blackstone Inc., GI Partners, and Mitsubishi Corporation.
(2)	Includes sale of noncontrolling interest in DCREIT (see Note 7. “Investments in Unconsolidated Entities”).
(3)	Includes GI Partners, Realty Income, and TPG Real Estate.

2025 Dispositions and Contributions

Digital Realty DC Partners NA Fund – During the first half of 2025, the Company launched its Digital Realty DC Partners NA Fund (the “Fund”), successfully raising more than $3 billion of equity commitments to date. At inception, Fund commitments represented a 40% to 80% ownership interest in each individual asset, while the Company maintained the remaining 20% to 60% stake in the assets and less than a 2% direct interest in the Fund. The initial portfolio included five operating data centers plus three land sites with access to power for data center development. In May 2025, we received approximately $937 million of gross proceeds from the contribution of operating data centers and development projects to the Fund, recognized a gain on disposition of approximately $873 million, and recognized an investment in the assets of $661 million. The Company will serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we concluded we do not own a controlling interest and account for our interest in the assets under the equity method of accounting. These real estate assets were previously classified as held for sale and contribution. Additionally, as of December 31, 2025, two additional development projects were classified within Assets held for sale and contribution on our consolidated balance sheet as it is probable they will be contributed to the Fund within one year. As of December 31, 2025, real estate assets for the two development projects that qualified as held for sale had an aggregate carrying value of $336.4 million. The disposition of a portion of our interest in the remaining development projects met the criteria under ASC 360 for the assets to qualify as held for sale and contribution. However, the operations are not classified as discontinued operations as a result of our continuing interest in the assets. This development project was not representative of a significant component of our portfolio, nor will the contribution represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

During the year, Digital Realty contributed an additional 40% of its interest in five operating data centers to the Fund for approximately $427 million. The transaction resulted in a gain of approximately $30.2 million, which is included within Gain on disposition of properties, net on the consolidated income statements. As a result of this transaction, Digital Realty owns a 20% stake in each of the assets held in the Fund. The Company will continue to serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we continue to conclude we do not own a controlling interest and account for our interest in the assets under the equity method of accounting.

On April 3, 2025, we received approximately $77 million of gross proceeds from the contribution of our data centers to the joint venture with Blackstone. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $58 million.

In 2025, we sold non-core data centers in the Atlanta, Miami, Boston and Dallas metro areas for gross proceeds of approximately $124 million and recognized a gain on disposition of approximately $33 million.

As of December 31, 2025, in addition to the real estate assets mentioned above that qualified as held for contribution to the Fund, a non-core asset in Texas is anticipated to be sold to a third party within one year. The non-core asset has an aggregate carrying value of $13.4 million within total assets and $0.2 million within total liabilities and is shown within Assets held for sale and contribution and Obligations associated with assets held for sale and contribution, respectively, on the consolidated balance sheets.

2024 Dispositions and Contributions

Blackstone Inc. Joint Venture – On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. During 2024, we received approximately $616 million of net proceeds from the contribution of our data centers to the joint venture and retained a 20% interest in the joint venture. As a result of transferring control, we derecognized the data centers and recognized a gain on disposition of approximately $44.2 million.

Brookfield Transaction – In January 2024, we closed on the sale of our interest in four data centers to Brookfield Infrastructure Partners L.P., or Brookfield, for approximately $271 million. Two of the data centers were consolidated by us; while two of the data centers were owned by Digital Core REIT (see Note 7. “Investments in Unconsolidated Entities”). The sale was completed subsequent to Brookfield’s November 2023 acquisition of one of our customers, Cyxtera Technologies. The acquisition was part of Cyxtera’s plan of reorganization under its Chapter 11 bankruptcy proceedings. In conjunction with the sale, we bought out Cyxtera’s leases in three data centers located in Singapore and Frankfurt for approximately $57 million. In addition, Brookfield assumed the leases on three facilities previously leased to Cyxtera and amended the leases on three additional data centers in North America, accelerating the expiration date to September 2024. As a result of the sale, we recognized a total gain on disposition of approximately $200.5 million, of which $191.6 million is included within Gain on disposition of properties, net and $8.9 million is included within Equity in (loss) earnings of unconsolidated entities on our condensed consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

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

2023 Dispositions and Contributions

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

December 31, 2025 and 2024

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

7. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	December 31, 2025	December 31, 2024
Americas (1)	$1,995,074	$1,311,950
APAC (2)	707,368	615,687
EMEA (3)	269,344	252,791
Global (4)	456,117	459,372
Total	$3,427,903	$2,639,800

Includes the following unconsolidated entities along with our ownership percentage as of December 31, 2025:

(1)

Ascenty (49%), Blackstone (ranging from 20% to 50%), Clise (50%), GI Partners (ranging from 20% to 25%), Mapletree (20%), Menlo (20%), Mitsubishi (20%), Realty Income (20%), TPG Real Estate (20%), Fund (20%), and Walsh (88%).

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Digital Realty DC Partners NA Fund – During the first half of 2025, the Company launched the Fund, successfully raising more than $3 billion of equity commitments to date. At inception, Fund commitments represented a 40% to 80% ownership interest in each individual asset, while the Company maintained the remaining 20% to 60% stake in the assets and less than a 2% direct interest in the Fund. Upon contribution of the assets into the Fund, the Company recognized an investment in the assets of $661 million. In the three months ended December 31, 2025, Digital Realty contributed an additional 40% of its interest in five operating data centers to the Fund for approximately $427 million. The transaction resulted in a gain of approximately $30.2 million. After this contribution, Digital Realty owns a 20% stake in each of the assets held in the Fund. The Company will continue to serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we continue to conclude we do not own a controlling interest and account for our interest in the assets under the equity method of accounting.

Blackstone Joint Venture – On January 11, 2024, we formed a joint venture with Blackstone Inc. to develop four hyperscale data center campuses across Frankfurt, Paris and Northern Virginia. The campuses are planned to support the construction of 10 data centers with approximately 500 megawatts of potential IT load capacity. As a result of transferring control, we derecognized the data centers. On April 3, 2025, we contributed an additional three development projects at Digital Dulles campus to the joint venture with Blackstone. After the April contribution, we maintained a 50% interest in all four Blackstone joint venture properties at Digital Dulles campus.

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

GI Partners Joint Venture – On July 13, 2023, we formed a joint venture with GI Partners, and GI Partners acquired a 65% interest in two stabilized hyperscale data center buildings in the Chicago metro area that we contributed. We retained a 35% interest in the joint venture. As a result of transferring control, we derecognized the data centers. In addition, GI Partners had a call option to increase their ownership interest in the joint venture from 65% to 80%. The call option top-up election notice was delivered to the Company on December 21, 2023. On January 12, 2024, GI Partners made an additional cash capital contribution, pursuant to the exercise of such call option, in the amount of $68 million, resulting in such additional 15% ownership in the joint venture. Currently, GI Partners has an 80% interest in the joint venture, and we have retained a 20% interest. We also granted GI Partners an option to purchase an interest in the third facility on the same hyperscale data center campus in Chicago. On April 16, 2024, we expanded our existing joint venture with GI Partners with the sale to GI Partners of a 75% interest in this third facility, see Note 6. “Acquisitions and Dispositions of Properties”.

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

December 31, 2025 and 2024

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

As of December 31, 2025, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

The Company’s 32% interest in DCREIT consisted of 420 million units and 418 million units as of December 31, 2025 and 2024, respectively. Based on the closing price per unit of $0.51 and $0.58 as of December 31, 2025 and 2024, respectively, the fair value of the units the Company owned in DCREIT was approximately $214 million and $242 million as of December 31, 2025 and 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. During the years ended December 31, 2025 and 2024, the Company earned fees pursuant to these contractual agreements of approximately $11.7 million and $9.1 million, respectively, which is recorded as fee income and other on the consolidated income statements.

On April 19, 2024, we completed the sale of an additional 24.9% interest in a data center facility in Frankfurt, Germany to DCREIT for total consideration of approximately $126 million, and DCREIT then had a 49.9% interest in the Frankfurt data center. Because the Company still controlled this asset, no gain or loss was recorded on this 49.9% interest. In connection with this transaction, DCREIT loaned the consolidated subsidiary that owns the data center approximately $80 million. In addition, on December 5, 2024, we completed the sale of an additional 15.1% interest in the data center facility in Frankfurt for total consideration of approximately $77 million, and DCREIT now owns a 65.0% interest in the Frankfurt data center. As a result, the Company accounts for its retained ownership interest in accordance with the equity method of accounting.

During the year ended December 31, 2023, we concluded that the decline in fair value of our equity investment in DCREIT was other than temporary due to the length of time and extent to which the fair value of our investment has been less than the carrying value. As a result, we recorded an impairment charge of $95 million for the three months ended September 30, 2023, which was recorded to provision for impairment in our consolidated income statements. The charge reflected the difference between the fair value of our equity investment in DCREIT using DCREIT's unit price as of September 30, 2023 and the carrying value of our equity investment in DCREIT at September 30, 2023.

Ascenty – The Company’s ownership percentage in Ascenty includes an approximate 2% interest held by one of the Company’s non-controlling interest holders. This 2% interest had a carrying value of approximately $23 million as of December 31, 2025 and 2024. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Summarized Financial Information of Investments in Unconsolidated Entities

The subsequent tables provide summarized financial information for all of our investments in unconsolidated entities accounted for using the equity method. Amounts are shown in thousands.

					Net	Net
	Total	Total			Operating	Income
December 31, 2025	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Americas	$10,782,799	$4,886,672	$5,896,128	$1,065,673	$607,184	$(114,843)
APAC	2,615,038	1,127,446	1,487,592	340,147	181,802	61,164
EMEA	1,269,336	703,538	565,798	54,408	36,234	(6,938)
Global	2,074,290	1,182,273	892,017	189,166	103,019	(87,856)
Total Unconsolidated entities	$16,741,463	$7,899,929	$8,841,534	$1,649,394	$928,239	$(148,473)
Our investment in and share of equity in earnings of unconsolidated entities			$3,427,903			$(31,987)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

					Net	Net
	Total	Total			Operating	Income
December 31, 2024	Assets	Liabilities	Equity	Revenues	Income	(Loss)
Unconsolidated entities
Americas	$7,473,799	$3,532,248	$3,941,551	$824,027	$464,637	$(336,627)
APAC	2,127,166	823,921	1,303,245	273,833	140,594	55,376
EMEA	1,009,055	740,433	268,622	11,976	5,108	(14,016)
Global	2,007,082	995,721	1,011,361	106,705	66,258	(17,785)
Total Unconsolidated entities	$12,617,102	$6,092,323	$6,524,779	$1,216,541	$676,597	$(313,052)
Our investment in and share of equity in loss of unconsolidated entities			$2,639,800			$(120,138)

					Net	Net
	Total	Total			Operating	Income
December 31, 2023	Assets	Liabilities	Equity	Revenues		(Loss)
Unconsolidated entities
Americas	$6,627,520	$3,105,127	$3,522,393	$590,264	$326,042	$(13,097)
APAC	2,097,115	880,972	1,216,143	257,905	121,053	42,244
EMEA	80,525	83,819	(3,294)	1,601	939	(8,225)
Global	1,542,331	591,470	950,861	112,931	73,390	(60,867)
Total Unconsolidated entities	$10,347,491	$4,661,388	$5,686,103	$962,701	$521,424	$(39,945)
Our investment in and share of equity in earnings of unconsolidated entities			$2,295,889			$(29,791)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

8. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at December 31, 2025 as compared to December 31, 2024 were primarily driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

The following is a summary of goodwill activity for the years ended December 31, 2025 and 2024 (in thousands):

	Balance as of			Impact of Change	Balance as of
	December 31,		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2024	Acquisition	Adjustments	Exchange Rates	2025
Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	414,977	—	—	40,537	455,514
DFT Merger	2,592,147	—	—	—	2,592,147
Interxion Combination	4,153,316	—	—	545,566	4,698,882
Teraco Combination	1,425,628	—	—	196,419	1,622,047
Other Combination	12,518	—	—	—	12,518
Total	$8,929,431	$—	$—	$782,522	$9,711,953

	Balance as of			Impact of Change	Balance as of
	December 31,		Goodwill	in Foreign	December 31,
Merger / Portfolio Acquisition	2023	Acquisition	Adjustments	Exchange Rates	2024
Telx Acquisition	$330,845	$—	$—	$—	$330,845
European Portfolio Acquisition	429,510	—	—	(14,533)	414,977
DFT Merger	2,592,147	—	—	—	2,592,147
Interxion Combination	4,411,857	598	—	(259,139)	4,153,316
Teraco Combination	1,462,994	—	—	(37,366)	1,425,628
Other Combination	12,518	—	—	—	12,518
Total	$9,239,871	$598	$—	$(311,038)	$8,929,431

9. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	December 31, 2025			December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,921,841	$(1,271,137)	$1,650,704	$2,783,428	$(1,080,547)	$1,702,881
Acquired in-place lease value	987,495	(853,333)	134,162	1,043,706	(863,021)	180,685
Other	114,397	(61,403)	52,994	122,638	(36,038)	86,600
Acquired above-market leases	111,036	(109,352)	1,684	126,322	(122,714)	3,608
Acquired below-market leases	(241,779)	209,607	(32,172)	(258,243)	219,672	(38,571)
Total	$3,892,990	$(2,085,618)	$1,807,372	$3,817,851	$(1,882,648)	$1,935,203

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $231.3 million, $240.4 million and $252.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $5.2 million, $5.2 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated annual amortization for each of the five succeeding years and thereafter, commencing January 1, 2026 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other	Acquired above-market leases	Acquired below-market leases
2026	$249,361	$54,809	$6,456	$380	$(5,454)
2027	252,941	44,596	6,456	380	(5,624)
2028	237,229	23,636	6,475	380	(5,544)
2029	213,109	10,490	6,529	348	(5,544)
2030	213,109	534	6,529	196	(5,544)
Thereafter	484,955	97	20,549	—	(4,462)
Total	$1,650,704	$134,162	$52,994	$1,684	$(32,172)

Remaining Contractual Life (in years)	10.9	2.8	9.4	1.2	5.1

10. Debt of the Operating Partnership

All debt is currently owed by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	December 31, 2025		December 31, 2024
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	2.63%	$918,540	3.81%	$1,637,922
Unsecured term loans	2.73%	440,475	3.23%	388,275
Unsecured senior notes	2.60%	16,321,227	2.26%	14,059,415
Secured and other debt	9.02%	876,528	8.52%	761,263
Total	2.90%	$18,556,770	2.72%	$16,846,875

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

	December 31, 2025		December 31, 2024
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,922,170	15.8%	$2,852,102	16.9%
British pound sterling (£)	1,212,750	6.5%	1,627,080	9.7%
Euro (€)	12,199,575	65.7%	10,327,404	61.3%
Other	2,222,275	12.0%	2,040,289	12.1%
Total	$18,556,770		$16,846,875

The table below summarizes our debt maturities and principal payments as of December 31, 2025 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2026	$—	$440,475	$346,918	$117,290	$904,683
2027	—	—	1,189,228	252,026	1,441,254
2028	—	—	2,137,300	421,924	2,559,224
2029	918,540	—	2,862,236	20,756	3,801,532
2030	—	—	1,622,075	64,532	1,686,607
Thereafter	—	—	8,163,470	—	8,163,470
Subtotal	$918,540	$440,475	$16,321,227	$876,528	$18,556,770
Unamortized net discounts	—	—	(46,316)	(4,162)	(50,478)
Unamortized deferred financing costs	(19,450)	(939)	(80,470)	(3,298)	(104,157)
Total	$899,090	$439,536	$16,194,441	$869,068	$18,402,135
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million Euro Term Loan Facility is subject to a maturity extension option of one year, provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of such facility commitments then outstanding. The current maturity date is August 11, 2026. Upon maturity, we intend to either exercise the one-year extension option or refinance the loan.

On September 24, 2024, we refinanced our Global Revolving Credit Facilities. Below are key terms for our Global Revolving Credit Facility and Yen Revolving Credit Facility.

Global Revolving Credit Facility

We have a Global Revolving Credit Facility under which we may draw up to $4.2 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pound sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of December 31, 2025, approximately $94.2 million of letters of credit were issued.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

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

Yen Revolving Credit Facility

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese Yen of up to ¥42.5 billion (approximately $271.3 million based on the exchange rate on December 31, 2025), hereafter referred to as the “Yen Revolving Credit Facility”). We have the ability from time to time to increase the size of the Yen Revolving Credit Facility to up to ¥102.5 billion, subject to receipt of lender commitments and other conditions precedent. Other key terms of the Yen Revolving Credit Facility are as follows:

●	Maturity date: January 24, 2029, with two six-month extension options available. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the Yen Revolving Credit Facility.
●	Interest rate: the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 45 basis points (subject to a sustainability-linked pricing component).
●	Quarterly unused commitment fee: currently is 10 basis points (subject to a sustainability-linked pricing component), calculated using the average daily unused revolving credit commitment and is based on the credit ratings of our long-term debt.
●	Sustainability-linked pricing component: pricing can increase by up to 5 basis points or decrease by up to 5 basis points depending on whether or not the OP or its subsidiaries meet certain sustainability performance targets.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Restrictive Covenants in Global Revolving Credit Facility and Yen Revolving Credit Facility

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of December 31, 2025, we were in compliance with all of such covenants for both of these revolving credit facilities.

Unsecured Term Loans

Euro Term Loan Agreement

On August 11, 2022, the Company, the Operating Partnership, and certain of the Operating Partnership’s subsidiaries entered into a term loan agreement (the “Euro Term Loan Agreement”) which governs (i) a €375,000,000 three-year senior unsecured term loan facility (the “2025 Term Facility”), the entire amount of which was funded on such date, and (ii) a €375,000,000 five-year senior unsecured term loan facility (the “2025-27 Term Facility” and, together with the 2025 Term Facility, collectively, the “Euro Term Loan Facilities”), comprised of €125,000,000 of initial term loans, the entire amount of which was funded on such date, and €250,000,000 of delayed draw term loan commitments that were funded on September 9, 2023. The Euro Term Loan Facilities provide for borrowings in Euros. On September 13, 2024, we paid off the 2025 Term Facility on the Euro Term Loan Facilities, leaving the 2025-27 Term Facility outstanding. The paydown resulted in an early extinguishment charge of approximately $1.6 million during the year ended December 31, 2024. The 2025-27 Term Facility matures on August 11, 2026, subject to a maturity extension option of one year; provided that the Operating Partnership must pay a 0.125% extension fee based on the then-outstanding principal amount of the 2025-27 Term Facility commitments then outstanding. Upon maturity, we intend to either exercise the one-year extension option or refinance the loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	December 31, 2025	December 31, 2024
4.250% notes due 2025(1)		£400,000	$634,480	Jan 17, 2025	$—	500,640
0.625% notes due 2025(2)		€650,000	$720,980	Jul 15, 2025	—	673,010
2.500% notes due 2026(3)		€1,075,000	$1,224,640	Jan 16, 2026	—	1,113,055
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	346,918	302,987
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	189,228	165,265
3.700% notes due 2027(4)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(4)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	587,300	517,700
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	340,611	297,478
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	471,625	438,060
1.875% Exchangeable Notes due 2029(4)		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	1,150,000
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	880,950	776,550
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	741,125	688,380
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	587,300	517,700
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,174,600	1,035,400
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	880,950	776,550
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	880,950	776,550
3.750% notes due 2033		€600,000	$691,680	Jan 15, 2033	704,760	—
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	998,410	880,090
3.875% notes due 2034		€850,000	$991,015	Jul 15, 2034	998,410	—
3.875% notes due 2035		€850,000	$876,180	Mar 15, 2035	998,410	—
4.250% notes due 2037		€800,000	$922,240	Nov 20, 2037	939,680	—
					$16,321,227	$14,059,415
Unamortized discounts, net of premiums					(46,316)	(27,476)
Deferred financing costs, net					(80,470)	(69,087)
Total unsecured senior notes, net of discount and deferred financing costs					$16,194,441	$13,962,852
(1)	Paid at maturity on January 17, 2025.
(2)	Paid at maturity on July 15, 2025.
(3)	Redeemed prior to maturity on December 18, 2025.
(4)	Subject to cross-currency swaps.

Restrictive Covenants in Unsecured Senior Notes

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2025, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

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

On June 25, 2025, Digital Dutch Finco B.V. issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034. Net proceeds from the offering were approximately €836.6 million (approximately $975 million based on the exchange rate on June 25, 2025) after deducting managers’ discounts and estimated offering expenses.

On November 20, 2025, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €600 million aggregate principal amount of 3.750% Guaranteed Notes due 2033 and €800 million aggregate principal amount of 4.250% Guaranteed Notes due 2037. Net proceeds from the offering were approximately €1,384.7 million (approximately $1,596 million based on the exchange rate on November 20, 2025) after deducting managers’ discounts and estimated offering expenses.

On September 13, 2024, Digital Dutch Finco B.V. issued and sold €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2033. Net proceeds from the offering were approximately €843 million (approximately $933 million based on the exchange rate on September 13, 2024) after deducting managers’ discounts and estimated offering expenses.

On November 12, 2024, Digital Realty Trust, L.P. issued $1.2 billion principal amount of its 1.875% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”). Net proceeds from the offering were approximately $1.13 billion after deducting managers’ discounts and offering expenses. The holders of the Exchangeable Notes will have the right to exchange their notes on or after August 15, 2029 and in certain other circumstances prior to this date. Upon exchange, the Company may choose to pay or deliver cash or a combination of cash and shares of the Company’s common stock. Pursuant to the terms of the Exchangeable Notes, the principal of the notes must always be cash settled, while the excess may be settled via cash, shares, or a combination at the Company’s election. The Exchangeable Notes will also be subject to redemption at the Company’s option, on or after November 22, 2027, through September 19, 2029, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price for a specified period of time and certain other conditions are satisfied. The initial exchange rate is 4.7998 shares of our common stock per $1,000 principal amount of the Exchangeable Notes, which represents an initial exchange price of approximately $208.34 per share of our common stock. The initial exchange price represents a premium of approximately 20.0% over the last reported sale price of $173.62 per share of our common stock on November 6, 2024. We account for our Exchangeable Notes in accordance with ASC 470-20, Debt with Conversion and Other Options (Subtopic 470-20) and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. The embedded exchange feature is eligible for an exception from derivative accounting because it is indexed to our own stock and meets the equity classification under ASC 815-40; therefore, the exchange feature is not bifurcated. At each reporting period, we calculate the effect of the Exchangeable Notes on our dilutive earnings per common share and per common unit using the if-converted method.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

In connection with the offering of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares of our common stock, if any, deliverable upon exchange of the Exchangeable Notes. If certain conditions relating to our obligations under the registration rights agreement are not satisfied, then we will pay additional interest on the Exchangeable Notes, in certain circumstances, at a rate per annum not exceeding 0.5%. In addition, if those conditions are not satisfied after the regular record date immediately preceding the maturity date of Exchangeable Notes, then we will pay an additional interest payment at maturity for an amount equal to 3% of principal of Exchangeable Notes. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts is not probable as of December 31, 2025, they have not been recognized or included in the allocation of the proceeds from Exchangeable Notes as of December 31, 2025.

Secured and Other Debt

This amount consists of a variety of loans at fixed and floating rates ranging from 3.29% to 14.50%. The largest component of the balance is Teraco debt facilities in the amount of $657.3 million, with an effective interest rate of 10.15%, along with a $135.0 million mortgage loan for the Company’s Westin building in Seattle – which bears interest at 3.29%. The loan bearing interest ranging from 11.65% to 14.50% is an unsecured loan with a balance of approximately $18.2 million.

11. Earnings per Common Share or Unit

The following is a summary of basic and diluted income per share/unit (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income available to common stockholders	$1,267,865	$561,766	$908,114
Loss attributable to redeemable noncontrolling interest (1)	(22,593)	(27,059)	(18,093)
Net income available to common stockholders - diluted EPS	1,245,272	534,707	890,021

Denominator:
Weighted average shares outstanding—basic	339,807	323,336	298,603
Potentially dilutive common shares:
Unvested incentive units	110	98	118
Unvested restricted stock	30	44	9
Forward equity offering	—	—	248
Market performance-based awards	229	271	112
Redeemable noncontrolling interest shares (1)	7,634	7,798	9,975
Weighted average shares outstanding—diluted	347,810	331,547	309,065
Income per share:
Basic	$3.73	$1.74	$3.04
Diluted	$3.58	$1.61	$2.88

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Digital Realty Trust, L.P. Earnings per Unit

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income available to common unitholders	$1,295,865	$574,466	$928,824
Loss attributable to redeemable noncontrolling interest (1)	(22,593)	(27,059)	(18,093)
Net income available to common unitholders - diluted EPS	1,273,272	547,407	910,731

Denominator:
Weighted average units outstanding—basic	345,717	329,485	304,651
Potentially dilutive common units:
Unvested incentive units	110	98	118
Unvested restricted units	30	44	9
Forward equity offering	—	—	248
Market performance-based awards	229	271	112
Redeemable noncontrolling interest shares (1)	7,634	7,798	9,975
Weighted average units outstanding—diluted	353,720	337,696	315,113
Income per unit:
Basic	$3.75	$1.74	$3.05
Diluted	$3.60	$1.62	$2.89
(1)	Pursuant to the Put/Call Agreement with the Rollover Shareholders who remained after the Teraco Acquisition, the Rollover Shareholders have a put right on the Remaining Interest of Teraco that can be settled by the Company in Digital Realty Trust, Inc. shares, in cash, or a combination of cash and shares. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026. For additional information regarding the defined terms used above, see Note 13. “Equity and Capital” to Consolidated Financial Statements contained herein.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

In November 2024, Digital Realty Trust, L.P. issued $1.2 billion principal amount of its 1.875% Exchangeable Senior Notes due 2029 (the “Exchangeable Notes”). Net proceeds from the offering were approximately $1.1 billion after deducting managers’ discounts and offering expenses. As of December 31, 2025, the holders of the Exchangeable Notes will have an option on or after August 15, 2029, or at an earlier date under certain circumstances, to exchange the notes. The Company must always cash settle the principal amount of the Exchangeable Notes, while any excess may be settled via cash, common shares or a combination at the election of the Company. Accordingly, the Company applies the if converted method to determine the dilutive impact on EPS related to the Exchangeable Notes. There is no interest expense adjustment to the numerator as the principal will always be cash settled. In order to compute the dilutive effect, the number of shares included in the denominator of diluted EPS is determined by dividing the “conversion spread value” of the share-settled portion (value above principal and interest component) of the instrument by the average share price during the period. The “conversion spread value” is the value that would be delivered to the holders in shares based on the terms of the Exchangeable Notes upon an assumed conversion. As of December 31, 2025, the conversion spread value is currently zero, since the weighted average price of our common stock does not exceed the conversion rate (strike price) and is “out-of-the-money”, resulting in no impact on diluted EPS.

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

	Year Ended December 31,
	2025	2024	2023
Exchangeable Notes	6,624	6,624	—
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	5,910	6,149	6,048
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,254	1,298	1,794
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,319	1,365	1,887
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	2,164	2,238	3,095
Total	17,271	17,674	12,824

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

12. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for U.S. federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level U.S. federal income taxes on taxable income distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually. As such, no provision for U.S. federal income taxes has been included in the Company’s accompanying Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023.

The Operating Partnership is a partnership and is generally not required to pay U.S. federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their U.S. federal income tax returns. As such, no provision for U.S. federal income taxes has been included in the Operating Partnership’s accompanying Consolidated Financial Statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2025, 2024 and 2023.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state, local and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2025, 2024 and 2023.

Income (loss) from continuing operations before income taxes is attributable to the following geographic locations (in thousands):

Year Ended December 31,
2025
Domestic	$1,518,286
Foreign	(173,079)
Income from continuing operations before provision for income taxes	$1,345,207

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Income tax expense (benefit) from continuing operations consists of the following components (in thousands):

Year Ended December 31,
2025
Current:
Federal	$—
State and local	2,564
Foreign	130,561
Total current income tax expense (benefit)	133,125

Deferred:
Federal	(34)
State and local	—
Foreign	(101,051)
Total deferred income tax expense (benefit)	(101,085)

Total income tax expense (benefit)	$32,040

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2025
Earnings from continuing operations, before income tax expense	$1,345,207

U. S. Federal Statutory Tax Rate	282,493	21.00%
United States
State and Local Income Taxes(1)	2,482	0.18%
Nontaxable or Nondeductible Items
US REIT Status	(318,874)	(23.70)%
Other Adjustments	21	—%
Germany	—	—
Changes in tax laws or rates enacted in the current period	(22,820)	(1.70)%
Other	27,500	2.04%
Netherlands
Valuation Allowance	16,210	1.21%
Other	(1,729)	(0.13)%
Other Foreign Jurisdictions	18,088	1.35%
Changes in Unrecognized Tax Benefits	28,669	2.13%
Income Tax Expense	$32,040	2.38%
(1)	State taxes in Oregon made up the majority (greater than 50%) of the tax effect in this category.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Income taxes paid (net of refunds) consist of the following components (in thousands):

Year Ended December 31,
2025
Federal	$—
State	1,630
Foreign	111,398
Total	$113,028

Income taxes paid (net of refunds) exceeded 5% of total in the following jurisdictions (in thousands):

Year Ended December 31,
2025
Foreign
Austria	$6,463
Germany(1)	60,006
Singapore	14,690
South Africa	8,089
Spain	6,076
(1)	Germany income tax paid mainly represents prior year tax liability, net of refunds that were paid during the current year..

As of December 31, 2025 and 2024, we had deferred tax liabilities net of deferred tax assets of approximately $1,110.9 million and $1,081.1 million, respectively, primarily related to our foreign properties, classified within Other assets (deferred tax assets) and separately stated Deferred tax liabilities in the consolidated balance sheets. The majority of our net deferred tax liability relates to differences between foreign tax basis and book basis of the assets acquired in the Teraco Acquisition in August 2022 and Interxion Combination in March 2020. The valuation allowance against the deferred tax assets as of December 31, 2025 and 2024 relate primarily to net operating loss carryforwards, nondeductible interest expense carryforwards and hybrid attributes that we do not expect to utilize attributable to certain foreign jurisdictions.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Gross deferred income tax assets:
Net operating loss carryforwards	$262,543	$197,039
Basis difference - real estate property	28,776	17,363
Basis difference - intangibles	14,008	12,561
Tax credit carryforward	2,899	2,407
Capital loss carryforward	124	—
Other - temporary differences	295,316	237,342
Total gross deferred income tax assets	603,666	466,711
Valuation allowance	(296,590)	(213,984)
Total deferred income tax assets, net of valuation allowance	307,076	252,728
Gross deferred income tax liabilities:
Basis difference - real estate property	1,217,185	1,138,120
Basis difference - intangibles	171,407	175,267
Basis difference - equity investments	3	—
Straight line rent	13,664	9,970
Other - temporary differences	15,751	10,466
Total gross deferred income tax liabilities	1,418,010	1,333,822
Net deferred income tax liabilities(1)	$1,110,934	$1,081,094

(1)	Net of deferred tax assets of $13.8 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Year Ended December 31,
2025
Balance at January 1	$40,026
Additions based on tax positions related to the current year	20,838
Additions based on tax positions related to the prior year	5,411
Reductions for tax positions of prior years	—
Lapse of statue of limitation	—
Settlements with taxing authorities	(1,751)
Balance at December 31	$64,524

There is approximately $19 million of unrecognized tax benefit that if recognized would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. During the year ended December 31, 2025, we recorded approximately $4 million of interest and penalties through the income tax provision, prior to any reversals for lapses of statutes of limitations and settlements. As of the year ended December 31, 2025, we had accumulated interest and penalties of approximately $5 million attributable to the unrecognized tax benefits.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

As of December 31, 2025, we are under examination for taxable year ended 2021 within the United States. Additionally, we are under examination for various taxable years ended 2017 onward within various foreign jurisdictions.

As a result of operating as a REIT, we conduct business through domestic and foreign TRSs, as well as other foreign subsidiaries and foreign corporate joint ventures. For foreign subsidiaries, no deferred tax liability has been recorded on potential basis difference as the Company expects any U.S. federal tax liability to be immaterial. We continue to assess foreign withholding taxes but do not expect future distributions to trigger significant withholding tax liabilities. The amount of the unrecognized deferred tax liabilities is not practicably determinable due to ongoing decisions regarding future distribution treatment.

13. Equity and Capital

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

During the year ended December 31, 2025, Digital Realty Trust, Inc. generated net proceeds of approximately $1.1 billion from the issuance of approximately 6.4 million common shares under the 2024 Sales Agreement at an average price of $173.09 per share after payment of approximately $6.8 million of commissions to the agents. The proceeds from the issuances under the 2024 Sales Agreement for the year ended December 31, 2025, were contributed to our Operating Partnership in exchange for the issuance of approximately 6.4 million common units to our Parent Company. As of December 31, 2025, $1.9 billion remains available for future sales under the 2024 Sales Agreement.

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

December 31, 2025 and 2024

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

Redeemable Noncontrolling Interest

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest ($22.6 million and $27.1 million net loss for the years ended December 31, 2025 and 2024, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Retained Earnings. These adjustments are not reflected on the Company’s income statement, but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to Digital Realty Trust, Inc., the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis.

For the year ended December 31, 2024, we made an adjustment of approximately $91.9 million to Redeemable NCI as the contractual redemption value of the Redeemable NCI was greater than its carrying value. For the year ended December 31, 2025, we reversed the previous year's adjustment of $91.9 million as the carrying value was greater than the contractual redemption value. The change in the redemption value was adjusted through Additional Paid in Capital. For the year ended December 31, 2023, no such adjustment was required.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Redeemable Preferred Stock

The Company has issued and outstanding the following series of cumulative redeemable preferred stock, which are governed by the articles supplementary for the applicable series of preferred stock as of December 31, 2025 and 2024 (in thousands, except for share cap and annual dividend rate).

				Total	Annual	Shares Outstanding as of		Balance (net of issuance costs)
	Date(s)	Initial Date to		Liquidation	Dividend	December 31,		as of December 31,
Preferred Stock (1)	Issued	Redeem (2)	Share Cap (3)	Value (4)	Rate (5)	2025	2024	2025	2024
5.250% Series J Cumulative Redeemable Preferred Stock	Aug 7, 2017	Aug 7, 2022	0.4252100	$200,000	1.31250	8,000	8,000	$193,540	$193,540
5.850% Series K Cumulative Redeemable Preferred Stock	Mar 13, 2019	Mar 13, 2024	0.4361100	210,000	1.46250	8,400	8,400	203,264	203,264
5.200% Series L Cumulative Redeemable Preferred Stock	Oct 10, 2019	Oct 10, 2024	0.3851800	345,000	1.30000	13,800	13,800	334,886	334,886
				$755,000		30,200	30,200	$731,690	$731,690
(1)	All series of preferred stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, each series of preferred stock will rank senior to Digital Realty Trust, Inc. common stock and on parity with the other series of preferred stock. Holders of each series of preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.
(2)	Except in limited circumstances, reflects earliest date that Digital Realty Trust, Inc. may exercise its option to redeem the preferred stock, at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but excluding the date of redemption.
(3)	Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of preferred stock will have the right (unless, prior to the change of control conversion date specified in the applicable Articles Supplementary governing the preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the preferred stock) to convert some or all of the preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of preferred stock to be converted equal to the lesser of (i) the quotient obtained by dividing (a) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a preferred stock dividend payment and prior to the corresponding dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (b) the common stock price specified in the applicable Articles Supplementary governing the preferred stock; and (ii) the Share Cap, subject to certain adjustments; subject, in each case, to provisions for the receipt of alternative consideration as described in the applicable Articles Supplementary governing the preferred stock. Except in connection with specified change of control transactions, the preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.
(4)	Liquidation preference is $25.00 per share.
(5)	Dividends on preferred shares are cumulative and payable quarterly in arrears.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	343,557	98.2%	336,637	98.2%
Noncontrolling interests consist of:
Common units held by third parties	4,045	1.2%	4,049	1.2%
Incentive units held by employees and directors (see Note 15. ''Incentive Plans'')	2,144	0.6%	2,086	0.6%
	349,746	100.0%	342,772	100.0%

Limited partners have the right to require the Operating Partnership to redeem all or a portion of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. The common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the consolidated balance sheets.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $952.5 million and $1,090.4 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2025 and December 31, 2024, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2025 and 2024:

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2023	4,343	2,106	6,449
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(294)	(259)	(553)
Incentive units issued upon achievement of market performance condition	—	88	88
Grant of incentive units to employees and directors	—	155	155
Cancellation / forfeitures of incentive units held by employees and directors	—	(4)	(4)
As of December 31, 2024	4,049	2,086	6,135
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	(4)	(171)	(175)
Incentive units issued upon achievement of market performance condition	—	68	68
Grant of incentive units to employees and directors	—	165	165
Cancellation / forfeitures of incentive units held by employees and directors	—	(4)	(4)
As of December 31, 2025	4,045	2,144	6,189
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheets of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock(1)

February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$356,214
May 24, 2023	June 30, 2023	2,625	3,071	4,485	365,937
August 8, 2023	September 29, 2023	2,625	3,071	4,485	370,278
November 28, 2023	December 29, 2023 for Preferred Stock; January 19, 2024 for Common Stock	2,625	3,071	4,485	380,019
		$10,500	$12,284	$17,940	$1,472,448

February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$382,208
May 8, 2024	June 28, 2024	2,625	3,071	4,485	397,429
August 7, 2024	September 30, 2024	2,625	3,071	4,485	400,659
November 4, 2024	December 31, 2024 for Preferred Stock; January 17, 2025 for Common Stock	2,625	3,071	4,485	410,831
		$10,500	$12,284	$17,940	$1,591,127

February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$411,925
May 29, 2025	June 30, 2025	2,625	3,071	4,485	415,365
August 11, 2025	September 30, 2025	2,625	3,071	4,485	418,525
November 3, 2025	December 31, 2025 for Preferred Stock; January 16, 2026 for Common Stock	2,625	3,071	4,485	420,687
		$10,500	$12,284	$17,940	$1,666,502
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000
(1)	$4.880 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for years ended December 31, 2025, 2024 and 2023, (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units(1)

February 22, 2023	March 31, 2023	$2,625	$3,071	$4,485	$364,204
May 24, 2023	June 30, 2023	2,625	3,071	4,485	373,833
August 8, 2023	September 29, 2023	2,625	3,071	4,485	378,352
November 28, 2023	December 29, 2023 for Preferred Units; January 19, 2024 for Common Units	2,625	3,071	4,485	387,988
		$10,500	$12,284	$17,940	$1,504,377

February 28, 2024	March 28, 2024	$2,625	$3,071	$4,485	$390,356
May 8, 2024	June 28, 2024	2,625	3,071	4,485	405,421
August 7, 2024	September 30, 2024	2,625	3,071	4,485	408,577
November 4, 2024	December 31, 2024 for Preferred Units; January 17, 2025 for Common Units	2,625	3,071	4,485	418,665
		$10,500	$12,284	$17,940	$1,623,019

February 26, 2025	March 31, 2025	$2,625	$3,071	$4,485	$419,771
May 29, 2025	June 30, 2025	2,625	3,071	4,485	423,116
August 11, 2025	September 30, 2025	2,625	3,071	4,485	426,194
November 3, 2025	December 31, 2025 for Preferred Units; January 16, 2026 for Common Units	2,625	3,071	4,485	428,337
		$10,500	$12,284	$17,940	$1,697,418
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

(1)	$4.880 annual rate of distribution per unit.

For U.S. federal income tax purposes, distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends, whereas distributions in excess of its current and accumulated earnings and profits are generally classified as a return of capital to the extent of a stockholder’s tax basis in Digital Realty Trust, Inc.’s stock. Distributions in excess of a stockholder’s tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions. However, in the future we may also need to utilize borrowings under the Global Revolving Credit Facility to fund all or a portion of distributions.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

14. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within Accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2023	$(638,583)	$(112,810)	$(751,393)
Net current period change	(551,066)	120,176	(430,890)
Balance as of December 31, 2024	$(1,189,649)	$7,366	$(1,182,283)
Net current period change	696,975	16,110	713,085
Balance as of December 31, 2025	$(492,674)	$23,476	$(469,198)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2023	$(656,063)	$(116,605)	$(772,668)
Net current period change	(562,349)	122,650	(439,699)
Balance as of December 31, 2024	$(1,218,412)	$6,045	$(1,212,367)
Net current period change	710,599	16,426	727,025
Balance as of December 31, 2025	$(507,813)	$22,471	$(485,342)

15. Incentive Plans

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

December 31, 2025 and 2024

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Following the completion of the applicable Market Performance Period, the Talent and Compensation Committee made the following determinations regarding the vesting of these awards.

2023 Awards

●	In January 2026 the RMS Relative Market Performance was achieved at the high level of performance and, accordingly, 93,116 Class D units and 5,450 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 9,820 distribution equivalent units that immediately vested on December 31, 2025.
●	On February 27, 2026, 50% of the 2023 awards will vest and the remaining 50% will vest on February 27, 2027, subject to continued employment through the applicable vesting date.

2022 Awards

●	In January 2025 the RMS Relative Market Performance was achieved at the high level of performance and, accordingly, 61,661 Class D units and 5,654 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 6,997 distribution equivalent units that immediately vested on December 31, 2024.
●	On February 27, 2025, 50% of the 2022 awards vested and the remaining 50% will vest on February 27, 2026, subject to continued employment through the applicable vesting date.

2021 Awards

●	In January 2024, the RMS Relative Market Performance fell between the threshold and target level for the 2021 awards and, accordingly, 71,926 Class D units and 7,066 Restricted Stock Units performance vested and qualified for time-based vesting.
●	The Class D units included 5,131 distribution equivalent units that immediately vested on December 31, 2023.
●	On February 27, 2024, 50% of the 2021 awards vested and the remaining 50% vested on February 27, 2025, subject to continued employment through the applicable vesting date.

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

December 31, 2025 and 2024

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

	Expected Stock Price	Risk-Free Interest
Award Date	Volatility	rate
January 1, 2023	32%	4.18%
January 1, 2024	29%	3.97%
January 1, 2025	31%	4.23%

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

●	The grant date fair value of the Performance Awards was approximately $12.3 million, $9.8 million and $8.2 million for years ended December 31, 2025, 2024 and 2023, respectively. We recognize compensation expense on a straight-line basis over the expected service period of approximately four years.

The aggregate intrinsic value of the Performance Awards that vested in 2025, 2024 and 2023 was $13.9 million, $18.5 million and $36.4 million, respectively.

As of December 31, 2025, approximately 2.9 million shares of common stock, including awards that can be converted to or exchanged for shares of common stock, remained available for future issuance under the Incentive Plan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

Each LTIP unit and each Class D unit issued under the Incentive Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the Incentive Plan and the individual award limits set forth therein.

Below is a summary of compensation expense and unearned compensation (in millions):

									Expected
									period to
	Deferred Compensation						Unearned Compensation		recognize
	Expensed			Capitalized			As of	As of	unearned

	Year Ended December 31,						December 31,	December 31,	compensation
Type of incentive award	2025	2024	2023	2025	2024	2023	2025	2024	(in years)
Long-term incentive units	$20.0	$15.5	$14.5	$0.2	$0.1	$0.2	$29.0	$22.1	2.2
Performance-based awards	8.0	12.8	12.9	0.5	0.2	0.2	30.3	24.1	2.2
Service-based restricted stock units	40.2	33.5	27.1	7.9	5.9	7.6	80.7	70.3	2.5

The following table sets forth the weighted-average fair value per share/unit for each type of incentive award at the date of grant for the years ended December 31, 2025, 2024 and 2023:

	Weighted Average Fair Value at Date of Grant
Type of incentive award	2025	2024	2023
Long-term incentive units	$164.88	$137.44	$104.82
Performance-based awards	176.79	134.58	97.06
Restricted stock	159.24	143.98	122.25

Activity for LTIP Units and service-based Restricted Stock Units for the year ended December 31, 2025 is shown below.

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested LTIP Units	Units	Value	Life (Years)	(in millions)
Unvested, beginning of period	263,130	$129.93
Granted	164,541	164.88
Vested	(120,216)	143.26
Cancelled or expired	(3,628)	155.19
Unvested, end of period	303,827	$148.28	2.2	$47.0
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2025.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards between two and four years, the current vesting periods of the long-term incentive units.

The aggregate intrinsic value of long-term incentive units that vested in 2025, 2024 and 2023 was $19.1 million, $15.6 million and $18.3 million, respectively. As of December 31, 2025, we had approximately 1.2 million long-term incentive units that were outstanding and exercisable with an aggregate intrinsic value of approximately $189.1 million (based on the market price of our common stock as of December 31, 2025).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

		Weighted-Average	Weighted-Average	Aggregate
		Grant Date Fair	Remaining Contractual	Intrinsic Value (1)
Unvested Restricted Stock Units	Shares	Value	Life (Years)	(in millions)
Unvested, beginning of period	591,797	$145.15
Granted	427,309	159.24
Vested	(341,504)	133.77
Cancelled or expired	(62,945)	136.31
Unvested, end of period	614,657	$145.77	2.5	$95.1
(1)	The intrinsic value is calculated based on the market value of our common stock as of December 31, 2025.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.

The aggregate intrinsic value of restricted stock that vested in 2025, 2024 and 2023 was $55.3 million, $39.1 million and $41.5 million, respectively.

2025 Carried Interest Plan

On August 27, 2025, the Board of Directors of Digital Realty Trust, Inc. approved the Digital Realty 2025 Carried Interest Plan (the “Carried Interest Plan”), pursuant to which certain employees of the Company, including our named executive officers, will be eligible to receive certain awards with respect to certain strategic capital ventures of the Company (each, a “Vehicle”). The purpose of the Carried Interest Plan is to attract, retain and incentivize certain executives and other employees of the Company in connection with, and to recognize the success of, such investments.

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

December 31, 2025 and 2024

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

Payment. Any participant holding a fully vested carried interest award on any Carried Interest Payment Date that occurs with respect to the carry vehicle to which the award relates will be entitled to cash distributions of the carried interest or promote from such carry vehicle. Payments in respect of fully vested appreciation interest awards may be in the form of cash, fully-vested shares of our common stock, fully-vested units in our Operating Partnership or a combination thereof, as determined by the plan administrator. Any shares issued may (or, to the extent required by applicable stock exchange rules, will) be issued under the Incentive Plan or any successor plan. As of December 31, 2025, no amount is anticipated to be paid in the next 12 months.

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

Award Limit. In no event will more than 50% of the aggregate carried interest or promote distributions made with respect to any Vehicle be paid to participants in respect of awards in the applicable carry vehicle under the Carried Interest Plan. During the year ended December 31, 2025, we have granted 13.75% of the 50% permitted to be granted under the Carried Interest Plan.

Defined Contribution Plans

We have a 401(k) plan whereby our U.S. employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) plan complies with Internal Revenue Service requirements as a 401(k) safe harbor plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) plan was approximately $10.2 million, $9.4 million, and $6.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, Interxion has a defined contribution pension plan for most of its employees. Contributions are made in accordance with the terms of such defined contribution pension plan and are expensed as incurred.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

16. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of December 31, 2025 and 2024, we had cross-currency interest rate swaps outstanding with notional amounts of approximately $2.3 billion and maturity dates ranging through 2029.

The effect of these net investment hedges on accumulated other comprehensive loss and the consolidated income statements for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

		Year Ended December 31,
		2025	2024	2023
Cross-currency interest rate swaps (included component) (1)		$(240,789)	$136,880	$(22,703)
Cross-currency interest rate swaps (excluded component) (2)		51,053	(22,841)	(25,428)
Total		$(189,736)	$114,039	$(48,131)

	Location of	Year Ended December 31,
	gain or (loss)	2025	2024	2023
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$26,944	$25,037	$21,836
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

As of December 31, 2025, we had derivatives designated as cash flow hedges on 100% of the Euro Term Loan Facilities (€375 million notional amount). Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of December 31, 2025, we estimate that an additional $0.2 million will be reclassified as a decrease to interest expense during the year ending December 31, 2026, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

The effect of these cash flow hedges on accumulated other comprehensive loss and the consolidated income statements for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest rate swaps	$(3,805)	$(5,439)	$(7,221)

	Location of	Year Ended December 31,
	gain or (loss)	2025	2024	2023
Interest rate swaps	Interest expense	$(893)	$15,027	$10,953

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$30,093	$262,543	$32,883	$75,597
Interest rate swaps	5,865	29,443	6,130	11,253
	$35,958	$291,986	$39,013	$86,850
(1)	As presented in our consolidated balance sheets within Other assets.
(2)	As presented in our consolidated balance sheets within Accounts payable and other accrued liabilities.

Credit-Risk Related Contingent Features

Upon entering into derivatives, we have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

17. Fair Value

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and the Euro Term Loan Facility approximates the estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and the fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on December 31, 2025 and 2024 as compared to those in effect when the debt was issued or assumed. As described in Note 17. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities, unsecured senior notes and secured and other debt as of the respective periods are shown below (in thousands):

	Categorization	As of December 31, 2025		As of December 31, 2024
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$918,540	$918,540	$1,637,922	$1,637,922
Unsecured term loans (1)	Level 2	440,475	440,475	388,275	388,275
Unsecured senior notes (2)	Level 2	15,646,232	16,321,227	13,370,897	14,059,415
Secured and other debt (2)	Level 2	873,504	876,528	752,732	761,263
		$17,878,751	$18,556,770	$16,149,826	$16,846,875
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

During the year ended December 31, 2025, we recorded an impairment charge of $78.6 million related to Investments in properties, net, on certain non-core properties in secondary U.S. markets. We identified indicators of impairment at four properties, due to declines in the current and forecasted cash flows. We performed a test of recoverability and determined that the carrying value for each property exceeded the estimated undiscounted future cash flows. The significant inputs and assumptions used in the estimate of fair value included a forecast of cash flows over the remaining useful life and market capitalization rates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

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

18. Commitments and Contingencies

Construction Commitments – Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At

December 31, 2025, we had open commitments, including amounts reimbursable of approximately $110.6 million, related to construction contracts of approximately $2.6 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2025, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

As we most recently disclosed in our Quarterly Report on Form 10-Q filed on October 31, 2025, we cooperated with the Division of Enforcement of the U.S. Securities and Exchange Commission (SEC) in their investigation into the adequacy of our disclosures of cybersecurity risks and our related disclosure controls and procedures. By letter dated December 22, 2025, the SEC Division of Enforcement informed us that based on the information it had as of that date, it had concluded the investigation and did not intend to recommend an enforcement action by the SEC against the Company. We are not aware of any cybersecurity issue or event that caused the Staff to open this matter.

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

As of December 31, 2025, we have received total insurance proceeds of $36.8 million which includes $15.2 million received for property damage and initial direct costs and $21.6 million received for business interruption losses.

We had insurance receivable balances of $14.6 million and $11.6 million, respectively, as of December 31, 2025 and 2024 for known losses for which insurance reimbursement is probable, which is included in Other assets in the consolidated balance sheets. Insurance proceeds for business interruption losses are recognized in Other income, net in the consolidated income statements as received. No gain contingencies have been recognized as our ability to realize those gains remain uncertain.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

December 31, 2025 and 2024

19. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of December 31, 2025, 2024, and 2023:

	Balance as of
(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$3,451,647	$3,870,891	$1,625,495
Restricted cash (included in Other assets)	6,643	5,809	10,975
Total	$3,458,290	$3,876,700	$1,636,470

We paid $380.5 million, $438.2 million and $393.4 million for interest, net of amounts capitalized, for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, we capitalized interest of approximately $127.2 million, $118.9 million and $116.8 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction activities of approximately $140.6 million, $111.2 million and $99.2 million, respectively.

Accrued construction related costs totaled $554.6 million, $521.5 million and $560.5 million as of years ended December 31, 2025, 2024 and 2023, respectively.

20. Segment and Geographic Information

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

December 31, 2025 and 2024

The financial information disclosed herein represents all of the financial information related to our one reportable segment, and the segmental presentation is consistent with the information provided to our CODM. These metrics are collectively used to evaluate the performance of the Company’s investments in real estate assets, its operating results and to allocate resources.

	Operating Revenues
	Year Ended December 31,
(Amounts in millions)	2025	2024	2023
Inside the United States	$3,167.7	$2,910.5	$2,836.0
Outside the United States	2,945.0	2,644.5	2,641.1
Revenue Outside of U.S. %	48.2%	47.6%	48.2%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of December 31,	As of December 31,	As of December 31,	As of December 31,
(Amounts in millions)	2025	2024	2025	2024
Inside the United States	$10,221.1	$10,592.3	$489.2	$552.3
Outside the United States	16,212.5	13,528.5	646.4	626.6

Net Assets in Foreign Operations	$9,274.4	$7,744.8

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2025

(Dollar amounts in thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs
												Accumulated	Date of
				Acquired	Buildings				Acquired	Buildings		depreciation	acquisition
	Data Center			ground	and		Carrying		ground	and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction
North American Markets
Northern Virginia	16	$—	$84,993	$—	$184,798	$3,858,471	$—	$163,908	$—	$3,964,354	$4,128,262	$(1,268,529)	2005 - 2019
Dallas	16	—	40,820	—	225,938	1,022,550	—	46,532	—	1,242,776	1,289,308	(657,066)	2002 - 2015
Chicago	7	—	54,382	—	408,801	1,076,166	—	54,343	—	1,485,006	1,539,349	(716,447)	2005 - 2017
New York	10	—	8,743	—	354,361	900,223	—	8,754	—	1,254,573	1,263,327	(740,867)	2002 - 2015
Silicon Valley	11	—	120,030	—	775,868	498,574	—	120,421	—	1,274,051	1,394,472	(687,342)	2002 - 2018
Portland	3	—	1,689	—	3,131	1,218,712	—	16,699	—	1,206,833	1,223,532	(246,633)	2011 - 2015
Phoenix	2	—	11,859	—	399,122	407,052	—	11,859	—	806,174	818,033	(464,960)	2006 - 2015
San Francisco	5	—	41,165	—	358,066	346,737	(65,936)	41,478	—	638,554	680,032	(369,398)	2004 - 2015
Toronto	2	—	26,600	—	116,863	500,190	—	28,977	—	614,676	643,653	(129,265)	2013 - 2017
Atlanta	3	—	6,537	—	264,948	107,610	—	1,715	—	377,380	379,095	(154,601)	2011 - 2017
Boston	2	—	7,851	—	185,348	63,941	—	6,626	—	250,514	257,140	(164,483)	2006 - 2011
Los Angeles	2	—	29,531	—	105,910	242,083	—	30,018	—	347,506	377,524	(182,011)	2004 - 2015
Houston	6	—	6,965	—	23,492	163,853	—	6,965	—	187,345	194,310	(131,335)	2006
Austin	1	—	1,177	—	4,877	90,706	—	1,177	—	95,583	96,760	(34,225)	2005
Miami	1	—	1,942	—	26,026	54,300	—	1,943	—	80,325	82,268	(47,110)	2002 - 2015
Seattle	1	135,000	43,110	—	329,283	(302,298)	—	—	—	70,095	70,095	—	2020
North America - Other	3	—	4,117	—	13,068	391,285	—	4,118	—	404,352	408,470	(96,369)
Total North America	91	135,000	491,511	—	3,779,900	10,640,155	(65,936)	545,533	—	14,300,097	14,845,630	(6,090,641)

EMEA Markets
London	13	—	76,906	—	1,273,661	619,103	—	38,155	—	1,931,515	1,969,670	(666,351)	2007 - 2024
Frankfurt	24	—	25,717	—	876,342	1,600,121	(6,041)	143,736	—	2,352,403	2,496,139	(445,045)	2016 - 2020
Paris	12	—	82,789	—	355,386	1,699,030	—	143,486	—	1,993,719	2,137,205	(280,159)	2012 - 2024
Johannesburg	5	—	10,099	—	1,008,751	641,116	—	10,072	—	1,649,894	1,659,966	(343,023)	2022
Amsterdam	13	—	87,674	—	975,654	510,850	—	97,345	—	1,476,833	1,574,178	(416,863)	2005 - 2024
Marseille	4	—	1,121	—	220,737	526,163	—	1,150	—	746,872	748,022	(155,983)	2020
Zurich	3	—	20,605	—	48,325	794,925	—	58,872	—	804,983	863,855	(119,715)	2020
Cape Town	2	—	5,100	—	276,021	264,102	—	5,086	—	540,137	545,223	(76,527)	2022
Dublin	9	—	11,722	90	89,597	458,882	—	8,290	97	551,904	560,291	(194,104)	2006 - 2020
Vienna	3	—	14,159	—	364,949	64,077	—	14,331	—	428,854	443,185	(127,486)	2020
Brussels	3	—	3,874	—	118,034	210,338	—	12,235	—	320,011	332,246	(61,454)	2020
Madrid	4	—	8,456	—	134,817	166,985	—	20,758	—	289,500	310,258	(56,768)	2020
Copenhagen	3	—	11,665	—	107,529	86,288	—	4,868	—	200,614	205,482	(48,859)	2020
Stockholm	6	—	—	—	93,861	96,604	—	151	—	190,314	190,465	(55,521)	2020
Dusseldorf	3	—	—	—	30,093	145,351	—	—	—	175,444	175,444	(36,661)	2020
Durban	1	—	900	—	66,646	13,914	—	898	—	80,562	81,460	(13,697)	2022
Europe - Other	7	—	3,144	—	43,046	599,681	—	99,566	—	546,305	645,871	(230,122)
Africa - Other	4	—	—	—	—	42,285	—	3,694	—	38,591	42,285	(7,116)
Total EMEA	119	—	363,931	90	6,083,448	8,539,817	(6,041)	662,693	97	14,318,455	14,981,245	(3,335,454)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)

December 31, 2025

(Dollar amounts in thousands)

						Costs capitalized
			Initial costs			subsequent to acquisition		Total costs
												Accumulated	Date of
				Acquired	Buildings				Acquired	Buildings		depreciation	acquisition
	Data Center			ground	and		Carrying		ground	and		and	or
	Buildings	Encumbrances	Land	lease	improvements	Improvements	costs	Land	lease	improvements	Total	amortization	construction
APAC Markets
Singapore	3	—	—	—	137,545	788,100	—	—	—	925,645	925,645	(401,591)	2010 - 2015
Sydney	4	—	18,285	—	3,868	191,047	—	20,728	—	192,472	213,200	(63,429)	2011 - 2012
Seoul	1	—	—	—	—	119,910	—	15,746	—	104,164	119,910	(16,976)	2022
Melbourne	2	—	4,467	—	—	104,425	—	2,924	—	105,968	108,892	(58,348)	2011
Hong Kong	1	—	—	—	—	158,394	—	—	—	158,394	158,394	(23,620)	2021
Asia Pacific - Other	—	—	—	—	—	6,382	—	—	—	6,382	6,382	(3,537)
Total APAC	11	—	22,752	—	141,413	1,368,258	—	39,398	—	1,493,025	1,532,423	(567,501)

Total Portfolio	221	$135,000	$878,194	$90	$10,004,761	$20,548,230	$(71,977)	$1,247,624	$97	$30,111,577	$31,359,298	$(9,993,596)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2025

(Dollar amounts in thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for U.S. federal income tax purposes approximated $47.5 billion (unaudited) as of December 31, 2025. That amount is less than the amount reported for gross assets in the accompanying consolidated balance sheets by approximately $7.7 billion as of December 31, 2025.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2025.

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$27,558,994	$27,306,368	$26,136,057
Additions during period (acquisitions and improvements)	4,981,128	2,051,279	3,494,450
Deductions during period (dispositions, impairments and assets held for sale)	(1,180,824)	(1,798,653)	(2,324,139)
Balance, end of year	$31,359,298	$27,558,994	$27,306,368

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2025.

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$8,641,331	$7,823,685	$7,268,981
Additions during period (depreciation and amortization expense)	1,755,133	1,228,311	1,338,912
Deductions during period (dispositions and assets held for sale)	(402,868)	(410,665)	(784,208)
Balance, end of year	$9,993,596	$8,641,331	$7,823,685

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2025. Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Operating Partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2025. Based on the foregoing, the Operating Partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2025, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2025, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.            EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.30

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

4.31

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

4.32

Form of certificate representing the 1.875% Exchangeable Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 12, 2024).

4.33

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

4.34

Indenture, dated as of January 14, 2025, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 3.875% Guaranteed Notes due 2035 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on January 14, 2025).

4.35

Indenture, dated as of June 25, 2025, among Digital Dutch Finco B.V., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 3.875% Guaranteed Notes due 2034 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on June 25, 2025).

4.36

Indenture, dated as of November 20, 2025, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 3.750% Guaranteed Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 21, 2025).

4.37

Indenture, dated as of November 20, 2025, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar, including the form of the 4.250% Guaranteed Notes due 2037 (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 21, 2025).

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

Exhibit Number	Description

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

Exhibit Number	Description
10.30†

Seventh Amendment to the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on From 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 3, 2024.

10.31†	Eighth Amendment to the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. Incentive Award Plan.

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

10.34†

First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File Nos. 001-32336 and 000-54023) filed on October 7, 2015).

10.35†

Digital Realty Trust, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on August 1, 2025).

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

10.38*

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

Exhibit Number	Description
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

10.44†

InterXion Holding N.V. 2013 Amended International Equity Based Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. (File No. 333-237038) filed on March 9, 2020).

10.45†

Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.59 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on March 1, 2021).

10.46†

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

10.48†

Form of Amended and Restated Form of Executive Severance Agreement – Canada (incorporated by reference to exhibit 10.54 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 25, 2022).

10.49†

Form of Second Amended and Restated Executive Severance Agreement—United States (incorporated by reference to exhibit 10.55 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 24, 2023).

10.50†

Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.51†

Form of Executive Severance Class D Profits Interest Unit Agreement (FFO Award) (incorporated by reference to 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

Exhibit Number	Description
10.52†

Form of Performance-Based Restricted Stock Unit Agreement (US) (FFO Award) (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on May 6, 2022).

10.53*

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

10.54†

Amendment to Employment Agreement, dated as of September 7, 2022, by and among Digital Realty Trust, Inc., DLR LLC and Greg Wright (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on November 4, 2022).

10.55†

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

10.59†

Form of Executive Performance-Based Class D Profits Interest Unit Agreement. (incorporated by reference to exhibit 10.58 to the Combined Annual Report on Form 10 K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on February 23, 2024).

10.60†*

Form of Executive Performance-Based Class D Profits Interest Unit Agreement (NOI Award) (incorporated by reference to exhibit 10.59 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 23, 2024).

Exhibit Number	Description
10.61†

Form of Executive Time-Based Profits Interest Unit Agreement (incorporated by reference to exhibit 10.60 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001-32336 and 000-54023) filed on February 23, 2024).

10.62*	Form of Executive Severance Performance-Based Class D Profits Interest Unit Agreement (CFFO Award).

10.63*	Form of Performance Class D Profit Interest Unit Agreement (CEO CFFO Award).

10.64†

Form of Amended Management Equity Election Program (incorporated by reference to Exhibit 10.32 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 9, 2023).

10.65†	Director Compensation Program.

10.66†

Amended and Restated Employment Agreement, dated as of August 10, 2023, by and between Digital Realty Trust, Inc., DLR LLC, and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on August 15, 2023).

10.67*

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

10.68†

Form of Restricted Stock Agreement – Directors (incorporated by reference to Exhibit 10.1 to the

Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust,

L.P. (File Nos. 001-32336 and 000-54023) filed on May 1, 2025).

10.69†

Digital Realty 2025 Carried Interest Plan (incorporated by reference to Exhibit 10.1 to the

Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust,

L.P. (File Nos. 001-32336 and 000-54023) filed on October 31, 2025).

10.70†

Form of Carried Interest Award Agreement (1a) (incorporated by reference to Exhibit 10.2 to the

Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust,

L.P. (File Nos. 001-32336 and 000-54023) filed on October 31, 2025).

10.71†

Form of Carried Interest Award Agreement (1b) (incorporated by reference to Exhibit 10.3 to the

Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust,

L.P. (File Nos. 001-32336 and 000-54023) filed on October 31, 2025).

19.1*	Insider Trading Policy and Procedures.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

Exhibit Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

97.1

Digital Realty Trust, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to exhibit 10.62 to the Combined Annual Report on Form 10 K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. (File Nos. 001 32336 and 000 54023) filed on February 23, 2024).

101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2023; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2025; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2025; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025; and (v) Notes to Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 13, 2026

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

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 13, 2026
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 13, 2026
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 13, 2026
Matthew R. Mercier

/s/ CHRISTINE B. KORNEGAY	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2026
Christine B. Kornegay

/s/ STEPHEN R. BOLZE	Director	February 13, 2026
Stephen R. Bolze

/s/ VeraLinn Jamieson	Director	February 13, 2026
VeraLinn Jamieson

NNIS

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 13, 2026
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 13, 2026
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 13, 2026
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 13, 2026
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 13, 2026
Mark R. Patterson

/s/ SUSAN SWANEZY	Director	February 13, 2026
Susan Swanezy

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc.,
Its	General Partner

By:	/s/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer

Date:	February 13, 2026

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

NNIS

Signature	Title	Date

/s/ MARY HOGAN PREUSSE	Chairman of the Board	February 13, 2026
Mary Hogan Preusse

/s/ ANDREW P. POWER	President & Chief Executive Officer (Principal Executive Officer)	February 13, 2026
Andrew P. Power

/s/ MATTHEW R. MERCIER	Chief Financial Officer (Principal Financial Officer)	February 13, 2026
Matthew R. Mercier

/s/ CHRISTINE B. KORNEGAY	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2026
Christine B. Kornegay

/s/ STEPHEN R. BOLZE	Director	February 13, 2026
Stephen R. Bolze

/s/ VeraLinn Jamieson	Director	February 13, 2026
VeraLinn Jamieson

NNIS

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director	February 13, 2026
Kevin J. Kennedy

/s/ WILLIAM G. LAPERCH	Director	February 13, 2026
William G. LaPerch

/s/ JEAN F.H.P. MANDEVILLE	Director	February 13, 2026
Jean F.H.P. Mandeville

/s/ AFSHIN MOHEBBI	Director	February 13, 2026
Afshin Mohebbi

/s/ MARK R. PATTERSON	Director	February 13, 2026
Mark R. Patterson

/s/ SUSAN SWANEZY	Director	February 13, 2026
Susan Swanezy