Form 10-Q
period 2026-03-31
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2026-05-01
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

601 West 2nd Street, Floor 32
Austin, Texas 78701
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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at April 29, 2026
Common Stock, $.01 par value per share	351,406,070

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2026 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a REIT for U.S. federal income tax purposes and the sole general partner of the OP. As of March 31, 2026, the Parent owned an approximate 98.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of March 31, 2026, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.2 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $268 million based on exchange rates at March 31, 2026) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Investments in real estate:
Investments in properties, net	$26,859,470	$26,433,617
Investments in unconsolidated entities	3,536,757	3,427,903
Net investments in real estate	30,396,227	29,861,520
Operating lease right-of-use assets, net	1,105,080	1,135,645
Cash and cash equivalents	2,426,631	3,451,647
Accounts and other receivables, net	1,430,242	1,358,895
Deferred rent, net	765,198	750,907
Goodwill	9,591,250	9,711,953
Customer relationship value, deferred leasing costs and other intangibles, net	2,053,368	2,134,698
Assets held for sale and contribution	441,064	349,826
Other assets	650,913	655,377
Total assets	$48,859,973	$49,410,468
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$707,961	$899,090
Unsecured term loans, net	432,450	439,536
Unsecured senior notes, net	16,013,977	16,194,441
Secured and other debt, net	842,245	869,068
Operating lease liabilities	1,218,509	1,253,217
Accounts payable and other accrued liabilities	2,419,888	2,600,979
Deferred tax liabilities	1,093,955	1,124,724
Accrued dividends and distributions	—	428,337
Security deposits and prepaid rents	733,974	754,920
Obligations associated with assets held for sale and contribution	—	182
Total liabilities	23,462,959	24,564,494

Redeemable noncontrolling interests	1,594,718	1,498,975
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of March 31, 2026 and December 31, 2025	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 shares authorized; 348,924 and 343,557 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,459	3,406
Additional paid-in capital	30,093,165	29,350,487
Accumulated dividends in excess of earnings	(6,946,676)	(6,690,722)
Accumulated other comprehensive loss, net	(512,885)	(469,198)
Total stockholders’ equity	23,368,753	22,925,663
Noncontrolling interests	433,543	421,336
Total equity	23,802,296	23,346,999
Total liabilities and equity	$48,859,973	$49,410,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Rental and other services	$1,600,227	$1,386,861
Fee income and other	34,946	20,776
Total operating revenues	1,635,173	1,407,637
Operating Expenses:
Rental property operating and maintenance	638,500	551,985
Property taxes and insurance	59,763	53,339
Depreciation and amortization	499,511	443,009
General and administrative	154,758	123,540
Transactions and integration	15,685	39,902
Other	23	112
Total operating expenses	1,368,240	1,211,887

Operating income before gain on disposition of properties, net	266,933	195,750
Gain on disposition of properties, net	873	1,111
Total operating income	267,806	196,861

Other Income (Expenses):
Equity in loss of unconsolidated entities	(1,833)	(7,640)
Other income, net	45,342	32,773
Interest expense	(116,384)	(98,464)
Loss on debt extinguishment and modifications	(4,119)	—
Income tax expense	(16,008)	(17,135)
Net income	174,804	106,395
Net loss attributable to noncontrolling interests	4,470	3,579
Net income attributable to Digital Realty Trust, Inc.	179,274	109,974
Preferred stock dividends	(10,181)	(10,181)
Net income available to common stockholders	$169,093	$99,793
Net income per share available to common stockholders:
Basic	$0.49	$0.30
Diluted	$0.46	$0.27
Weighted average common shares outstanding:
Basic	345,013	336,683
Diluted	353,254	344,721

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$174,804	$106,395
Other comprehensive income (loss):
Foreign currency translation adjustments	(100,501)	286,406
Increase in fair value of derivatives	27,812	22,321
Reclassification to interest expense from derivatives	(4,803)	(8,656)
Other comprehensive (loss) income	(77,492)	300,071
Comprehensive income	97,312	406,466
Comprehensive loss (income) attributable to noncontrolling interests	38,275	(41,083)
Comprehensive income attributable to Digital Realty Trust, Inc.	$135,587	$365,383

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2026	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2025	$1,498,975	$731,690	343,557,430	$3,406	$29,350,487	$(6,690,722)	$(469,198)	$421,336	$23,346,999
Conversion of common units to common stock	—	—	323,037	—	18,507	—	—	(18,507)	—
Effect of equity compensation plans	—	—	138,724	—	26,339	—	—	—	26,339
Issuance of common stock, net of costs	—	—	4,905,072	53	870,513	—	—	—	870,566
Reclassification of vested share-based awards	—	—	—	—	(34,446)	—	—	34,446	—
Adjustment to redeemable noncontrolling interests	138,235	—	—	—	(138,235)	—	—	—	(138,235)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(425,047)	—	(7,603)	(432,650)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(156)	(156)
Net income (loss)	(8,236)	—	—	—	—	179,274	—	3,766	183,040
Other comprehensive income (loss)	(34,066)	—	—	—	—	—	(43,687)	261	(43,426)
Balance as of March 31, 2026	$1,594,718	$731,690	348,924,263	$3,459	$30,093,165	$(6,946,676)	$(512,885)	$433,543	$23,802,296

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended March 31, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595
Conversion of common units to common stock	—	—	4,403	—	370	—	—	(370)	—
Effect of equity compensation plans	—	—	102,316	1	25,996	—	—	—	25,997
Reclassification of vested share-based awards	—	—	—	—	(19,941)	—	—	19,941	—
Adjustment to redeemable noncontrolling interests	(5,498)	—	—	—	5,498	—	—	—	5,498
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(411,925)	—	(7,656)	(419,581)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(135)	(135)
Net income (loss)	(6,145)	—	—	—	—	109,974	—	2,566	112,540
Other comprehensive income (loss)	37,970	—	—	—	—	—	255,409	6,692	262,101
Balance as of March 31, 2025	$1,459,322	$731,690	336,743,461	$3,338	$28,091,661	$(6,604,217)	$(926,874)	$423,236	$21,718,834

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$174,804	$106,395
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(873)	(1,111)
Equity in loss of unconsolidated entities	1,833	7,640
Distributions from unconsolidated entities	71,218	60,020
Depreciation and amortization	499,511	443,009
Amortization of share-based compensation	25,259	20,878
Loss on debt extinguishment and modifications	4,119	—
Straight-lined rents and amortization of above and below market leases	(17,531)	(16,552)
Amortization of deferred financing costs and debt discount / premium	8,214	7,581
Other operating activities, net	(24,526)	9,266
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(39,665)	(104,248)
Decrease in accounts payable and other liabilities	(169,942)	(133,793)
Net cash provided by operating activities	532,421	399,085
Cash flows from investing activities:
Improvements to investments in real estate	(870,038)	(787,303)
Cash paid for business combination / asset acquisitions, net of cash acquired	(277,132)	(36,382)
Investments in and advances to unconsolidated entities	(182,573)	(168,384)
Return of investment from unconsolidated entities	647	74,900
Proceeds from sale of assets	6,067	62,082
Other investing activities, net	(9,873)	(48,093)
Net cash used in investing activities	(1,332,902)	(903,180)
Cash flows from financing activities:
Proceeds from credit facilities	293,734	466,116
Payments on credit facilities	(477,207)	(1,007,655)
Borrowings on secured / unsecured debt	39,008	871,286
Repayments on secured / unsecured debt	(56,691)	(495,800)
Capital (distribution to) contributions from noncontrolling interests, net	(156)	(135)
Proceeds from issuance of common stock, net	870,566	984
Payments of dividends and distributions	(871,358)	(848,613)
Other financing activities, net	(15,845)	(4,180)
Net cash used in financing activities	(217,949)	(1,017,997)
Net decrease in cash, cash equivalents and restricted cash	(1,018,430)	(1,522,092)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,388)	(26,438)
Cash, cash equivalents and restricted cash at beginning of period	3,458,290	3,876,700
Cash, cash equivalents and restricted cash at end of period	$2,437,472	$2,328,170

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	March 31,	December 31,
	2026	2025
ASSETS
Investments in real estate:
Investments in properties, net	$26,859,470	$26,433,617
Investments in unconsolidated entities	3,536,757	3,427,903
Net investments in real estate	30,396,227	29,861,520
Operating lease right-of-use assets, net	1,105,080	1,135,645
Cash and cash equivalents	2,426,631	3,451,647
Accounts and other receivables, net	1,430,242	1,358,895
Deferred rent, net	765,198	750,907
Goodwill	9,591,250	9,711,953
Customer relationship value, deferred leasing costs and other intangibles, net	2,053,368	2,134,698
Assets held for sale and contribution	441,064	349,826
Other assets	650,913	655,377
Total assets	$48,859,973	$49,410,468
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$707,961	$899,090
Unsecured term loans, net	432,450	439,536
Unsecured senior notes, net	16,013,977	16,194,441
Secured and other debt, net	842,245	869,068
Operating lease liabilities	1,218,509	1,253,217
Accounts payable and other accrued liabilities	2,419,888	2,600,979
Deferred tax liabilities	1,093,955	1,124,724
Accrued dividends and distributions	—	428,337
Security deposits and prepaid rents	733,974	754,920
Obligations associated with assets held for sale and contribution	—	182
Total liabilities	23,462,959	24,564,494

Redeemable noncontrolling interests	1,594,718	1,498,975
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of March 31, 2026 and December 31, 2025	731,690	731,690
Common units, 348,924 and 343,557 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	23,149,948	22,663,171
Limited Partners, 6,292 and 6,189 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	443,856	431,600
Accumulated other comprehensive loss	(529,888)	(485,342)
Total partners’ capital	23,795,606	23,341,119
Noncontrolling interests in consolidated entities	6,690	5,880
Total capital	23,802,296	23,346,999
Total liabilities and capital	$48,859,973	$49,410,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Rental and other services	$1,600,227	$1,386,861
Fee income and other	34,946	20,776
Total operating revenues	1,635,173	1,407,637
Operating Expenses:
Rental property operating and maintenance	638,500	551,985
Property taxes and insurance	59,763	53,339
Depreciation and amortization	499,511	443,009
General and administrative	154,758	123,540
Transactions and integration	15,685	39,902
Other	23	112
Total operating expenses	1,368,240	1,211,887

Operating income before gain on disposition of properties, net	266,933	195,750
Gain on disposition of properties, net	873	1,111
Operating income	267,806	196,861

Other Income (Expenses):
Equity in loss of unconsolidated entities	(1,833)	(7,640)
Other income, net	45,342	32,773
Interest expense	(116,384)	(98,464)
Loss on debt extinguishment and modifications	(4,119)	—
Income tax expense	(16,008)	(17,135)
Net income	174,804	106,395
Net loss attributable to noncontrolling interests	8,470	6,579
Net income attributable to Digital Realty Trust, L.P.	183,274	112,974
Preferred units distributions	(10,181)	(10,181)
Net income available to common unitholders	$173,093	$102,793
Net income per unit available to common unitholders:
Basic	$0.49	$0.30
Diluted	$0.46	$0.28
Weighted average common units outstanding:
Basic	351,059	342,594
Diluted	359,300	350,632

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$174,804	$106,395
Other comprehensive income (loss):
Foreign currency translation adjustments	(100,501)	286,406
Increase in fair value of derivatives	27,812	22,321
Reclassification to interest expense from derivatives	(4,803)	(8,656)
Other comprehensive (loss) income	(77,492)	300,071
Comprehensive income	$97,312	$406,466
Comprehensive loss (income) attributable to noncontrolling interests	41,416	(33,091)
Comprehensive income attributable to Digital Realty Trust, L.P.	$138,728	$373,375

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2026	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2025	$1,498,975	30,200,000	$731,690	343,557,430	$22,663,171	6,188,861	$431,600	$(485,342)	$5,880	$23,346,999
Conversion of limited partner common units to general partner common units	—	—	—	323,037	18,507	(323,037)	(18,507)	—	—	—
Effect of equity compensation plans	—	—	—	138,724	26,339	426,265	—	—	—	26,339
Issuance of common units, net of costs	—	—	—	4,905,072	870,566	—	—	—	—	870,566
Reclassification of vested share-based awards	—	—	—	—	(34,446)	—	34,446	—	—	—
Adjustment to redeemable partnership units	138,235	—	—	—	(138,235)	—	—	—	—	(138,235)
Distributions	(190)	—	(10,181)	—	(425,047)	—	(7,603)	—	—	(442,831)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(156)	(156)
Net income (loss)	(8,236)	—	10,181	—	169,093	—	3,920	—	(154)	183,040
Other comprehensive income (loss)	(34,066)	—	—	—	—	—	—	(44,546)	1,120	(43,426)
Balance as of March 31, 2026	$1,594,718	30,200,000	$731,690	348,924,263	$23,149,948	6,292,089	$443,856	$(529,888)	$6,690	$23,802,296

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended March 31, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2024	$1,433,185	30,200,000	$731,690	336,636,742	$21,790,990	6,134,812	$426,183	$(1,212,367)	$6,099	$21,742,595
Conversion of limited partner common units to general partner common units	—	—	—	4,403	370	(4,403)	(370)	—	—	—
Effect of equity compensation plans	—	—	—	102,316	25,997	218,586	—	—	—	25,997
Reclassification of vested share-based awards	—	—	—	—	(19,941)	—	19,941	—	—	—
Adjustment to redeemable partnership units	(5,498)	—	—	—	5,498	—	—	—	—	5,498
Distributions	(190)	—	(10,181)	—	(411,925)	—	(7,656)	—	—	(429,762)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(135)	(135)
Net income (loss)	(6,145)	—	10,181	—	99,793	—	2,950	—	(384)	112,540
Other comprehensive income (loss)	37,970	—	—	—	—	—	—	260,401	1,700	262,101
Balance as of March 31, 2025	$1,459,322	30,200,000	$731,690	336,743,461	$21,490,782	6,348,995	$441,048	$(951,966)	$7,280	$21,718,834

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$174,804	$106,395
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(873)	(1,111)
Equity in loss of unconsolidated entities	1,833	7,640
Distributions from unconsolidated entities	71,218	60,020
Depreciation and amortization	499,511	443,009
Amortization of share-based compensation	25,259	20,878
Loss on debt extinguishment and modifications	4,119	—
Straight-lined rents and amortization of above and below market leases	(17,531)	(16,552)
Amortization of deferred financing costs and debt discount / premium	8,214	7,581
Other operating activities, net	(24,526)	9,266
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(39,665)	(104,248)
Decrease in accounts payable and other liabilities	(169,942)	(133,793)
Net cash provided by operating activities	532,421	399,085
Cash flows from investing activities:
Improvements to investments in real estate	(870,038)	(787,303)
Cash paid for business combination / asset acquisitions, net of cash acquired	(277,132)	(36,382)
Investments in and advances to unconsolidated entities	(182,573)	(168,384)
Return of investment from unconsolidated entities	647	74,900
Proceeds from sale of assets	6,067	62,082
Other investing activities, net	(9,873)	(48,093)
Net cash used in investing activities	(1,332,902)	(903,180)
Cash flows from financing activities:
Proceeds from credit facilities	293,734	466,116
Payments on credit facilities	(477,207)	(1,007,655)
Borrowings on secured / unsecured debt	39,008	871,286
Repayments on secured / unsecured debt	(56,691)	(495,800)
Capital (distribution to) contributions from noncontrolling interests, net	(156)	(135)
General partner contributions	870,566	984
Payments of dividends and distributions	(871,358)	(848,613)
Other financing activities, net	(15,845)	(4,180)
Net cash used in financing activities	(217,949)	(1,017,997)
Net decrease in cash, cash equivalents and restricted cash	(1,018,430)	(1,522,092)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,388)	(26,438)
Cash, cash equivalents and restricted cash at beginning of period	3,458,290	3,876,700
Cash, cash equivalents and restricted cash at end of period	$2,437,472	$2,328,170

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) and our other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our Investments in properties, net is below (in thousands):

Property Type	As of March 31, 2026	As of December 31, 2025
Land	$1,251,810	$1,247,624
Acquired ground lease	96	97
Buildings and improvements	29,409,680	29,152,994
Tenant improvements	972,313	958,583
	31,633,899	31,359,298
Accumulated depreciation and amortization	(10,355,181)	(9,993,596)
Investments in operating properties, net	21,278,718	21,365,702
Construction in progress and space held for development	5,381,071	4,976,785
Land held for future development	199,681	91,130
Investments in properties, net	$26,859,470	$26,433,617

Acquisitions and Dispositions

During the quarter, we closed on acquisitions totaling approximately $280 million in the aggregate, primarily in Investments in properties, net in Sofia, Bulgaria, Milan, Italy, Portland and Atlanta.

As of March 31, 2026, real estate assets that qualified as held for sale and contribution had an aggregate carrying value of $441 million within total assets and is shown within Assets held for sale and contribution on the condensed consolidated balance sheets. As of March 31, 2026, two development projects, with an aggregate carrying value of approximately $418 million, were classified within Assets held for sale and contribution on our condensed consolidated balance sheet as it is probable these projects will be contributed to the Fund within one year.

Subsequent to quarter end, Digital Realty sold a non-core asset in the Atlanta metro area, which was held for sale as of March 31, 2026, for gross proceeds of $25 million. The non-core asset had an aggregate carrying value of approximately $23 million.

These assets were not representative of a significant component of our portfolio, nor will the disposition or contributions represent a significant shift in our strategy.

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

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of March 31, 2026, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of March 31, 2026, the termination dates of these ground leases generally range from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2026 to 2037.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease, plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $41.2 million and $38.2 million for the three months ended March 31, 2026 and 2025.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Receivables

Accounts and Other Receivables, Net

Accounts and other receivables, net is primarily comprised of contractual rents and other lease-related obligations currently due from customers. These amounts (net of an allowance for doubtful accounts) are shown in the subsequent table as Accounts receivable – trade, net. The other receivables shown separately from Accounts receivable – trade, net consist primarily of value-added tax receivables, various management fees for functions provided to managed joint ventures, as well as amounts that have not yet been billed to customers, such as for utility reimbursements and installation fees.

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2026	December 31, 2025
Accounts receivable – trade	$771,338	$815,146
Allowance for doubtful accounts	(79,224)	(86,351)
Accounts receivable – trade, net	692,114	728,795

Accounts receivable – customer recoveries	248,940	213,023
Value-added tax receivables	95,813	109,816
Accounts receivable – installation fees	117,227	119,295
Other receivables	276,148	187,966
Accounts and other receivables, net	$1,430,242	$1,358,895

Deferred Rent, Net

Deferred rent, net represents rental income that has been recognized as revenue but which is not yet due from customers under their existing rental agreements. The Company recognizes an allowance for deferred rent receivables to the extent it becomes no longer probable that a customer or group of customers will be able to make substantially all of their required cash rental payments over the entirety of their respective lease terms.

	Balance as of	Balance as of
(Amounts in thousands):	March 31, 2026	December 31, 2025
Deferred rent receivables	$766,750	$752,531
Allowance for deferred rent receivables	(1,552)	(1,624)
Deferred rent, net	$765,198	$750,907

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	March 31, 2026	December 31, 2025
Americas (1)	$2,150,395	$1,995,074
APAC (2)	685,688	707,368
EMEA (3)	255,993	269,344
Global (4)	444,681	456,117
Total	$3,536,757	$3,427,903

Includes the following unconsolidated entities along with our ownership percentage as of March 31, 2026:

(1)	Ascenty (49%), Blackstone (ranging from 20% to 50%), Clise (50%), GI Partners (ranging from 20% to 25%), Mapletree (20%), Menlo (20%), Mitsubishi (20%), Realty Income (20%), TPG Real Estate (20%), Digital Realty DC Partners NA Fund (the “Fund”) (20%) and Walsh (88%).
(2)	Digital Connexion (33%), Digital Realty Bersama (50%), Lumen (50%) and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (ranging from 10% to 35%).

Generally, we serve as the managing member responsible for operations in the ordinary course of business of the unconsolidated entities. We perform the day-to-day accounting and property management functions for the unconsolidated entities and, as such, will earn management fees. In certain unconsolidated entities, we may also earn incentive fees upon liquidation of individual unconsolidated entities’ assets based primarily on the total return of the investments over certain financial hurdles. The incentive fee and financial hurdle vary by each entity. However, certain approval rights are granted through the terms of the operating agreements and require unanimous consent of both members with respect to any major decisions. Generally, major decisions are defined to include the annual plan which sets out unconsolidated entity and property level budgets, including lease revenues, operating expenses, and capital expenditures. As such, we concluded we do not own a controlling interest and account for our interest in the unconsolidated entities under the equity method of accounting.

Digital Realty DC Partners NA Fund – During the first half of 2025, the Company launched the Fund, successfully raising more than $3 billion of equity commitments to date. As of March 31, 2026, the Fund owned an 80% interest in each individual asset, while the Company retained the remaining 20% ownership and less than a 2% direct interest in the Fund. The Company will continue to serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we continue to conclude we do not own a controlling interest and account for our interest in the assets under the equity method of accounting.

DCREIT – Digital Core REIT is a standalone real estate investment trust formed under Singapore law, which is publicly traded on the Singapore Exchange under the ticker symbol “DCRU”. DCREIT owns 12 operating data center properties. The Company has ownership interest in the units of DCREIT, as well as ownership interests in the operating properties of DCREIT.

As of March 31, 2026, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s 32% interest in DCREIT consisted of 420 million units as of March 31, 2026 and December 31, 2025. Based on the closing price per unit of $0.51 as of March 31, 2026 and December 31, 2025, the fair value of the units the Company owned in DCREIT was approximately $214 million as of March 31, 2026 and December 31, 2025.

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.7 million and $2.9 million for the three months ended March 31, 2026 and 2025 which are recorded as Fee income and other on the condensed consolidated income statements.

Ascenty – In addition to the Company’s 49% ownership interest in Ascenty, there is also an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $23 million as of March 31, 2026 and December 31, 2025. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at March 31, 2026 as compared to December 31, 2025 were driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	March 31, 2026			December 31, 2025
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$2,886,618	$(1,303,569)	$1,583,049	$2,921,841	$(1,271,137)	$1,650,704
Acquired in-place lease value	983,078	(864,975)	118,103	987,495	(853,333)	134,162
Other	115,722	(61,385)	54,337	114,397	(61,403)	52,994
Acquired above-market leases	110,361	(109,125)	1,236	111,036	(109,352)	1,684
Acquired below-market leases	(241,228)	210,910	(30,318)	(241,779)	209,607	(32,172)
Total	$3,854,551	$(2,128,144)	$1,726,407	$3,892,990	$(2,085,618)	$1,807,372

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $59.3 million and $57.1 million for the three months ended March 31, 2026 and 2025.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.4 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing April 1, 2026 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other	Acquired above-market leases	Acquired below-market leases
2026	$129,876	$37,115	$4,818	$125	$(4,047)
2027	172,753	40,487	5,585	201	(5,419)
2028	150,196	18,742	6,450	375	(5,383)
2029	116,045	5,858	6,499	342	(5,383)
2030	116,045	4,950	6,499	193	(5,383)
Thereafter	898,134	10,951	24,486	—	(4,703)
Total	$1,583,049	$118,103	$54,337	$1,236	$(30,318)

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	March 31, 2026		December 31, 2025
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	1.39%	$725,905	2.63%	$918,540
Unsecured term loans	2.80%	433,238	2.73%	440,475
Unsecured senior notes	2.60%	16,133,307	2.60%	16,321,227
Secured and other debt(1)	8.93%	845,118	9.02%	876,528
Total	2.85%	$18,137,568	2.90%	$18,556,770
(1)	In March, we voluntarily paid down Teraco debt of $53 million. The paydown resulted in a loss on debt extinguishment and modifications of approximately $4.1 million.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	March 31, 2026		December 31, 2025
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$2,703,809	14.9%	$2,922,170	15.8%
British pound sterling (£)	1,190,430	6.6%	1,212,750	6.5%
Euro (€)	11,873,746	65.5%	12,199,575	65.7%
Other	2,369,583	13.0%	2,222,275	12.0%
Total	$18,137,568		$18,556,770

The table below summarizes debt maturities and principal payments as of March 31, 2026 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2026	$—	$433,238	$344,014	$54,822	$832,074
2027	—	—	1,187,644	249,673	1,437,317
2028	—	—	2,127,650	395,671	2,523,321
2029	725,905	—	2,850,704	25,905	3,602,514
2030	—	—	1,593,960	79,196	1,673,156
Thereafter	—	—	8,029,335	39,851	8,069,186
Subtotal	$725,905	$433,238	$16,133,307	$845,118	$18,137,568
Unamortized net discounts	—	—	(43,846)	—	(43,846)
Unamortized deferred financing costs	(17,944)	(788)	(75,484)	(2,873)	(97,089)
Total	$707,961	$432,450	$16,013,977	$842,245	$17,996,633
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million Euro Term Loan Facility is subject to a maturity extension option of one year, provided that the Operating Partnership must pay a 0.125% extension fee based on the then outstanding principal amount of such facility commitments then outstanding. The current maturity date is August 11, 2026. Upon maturity, we intend to either exercise the one-year extension option or refinance the loan.

Global Revolving Credit Facilities

We have a Global Revolving Credit Facility under which we may draw up to $4.2 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pound sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of March 31, 2026, approximately $92.2 million of letters of credit were issued.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese yen of up to ¥42.5 billion (approximately $268 million based on the exchange rate on March 31, 2026).

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of March 31, 2026, we were in compliance with all of such covenants for both of these revolving credit facilities.

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	March 31, 2026	December 31, 2025
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	344,014	346,918
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	187,644	189,228
3.700% notes due 2027(1)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(1)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	577,650	587,300
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	337,759	340,611
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	462,945	471,625
1.875% Exchangeable Notes due 2029(1)		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	1,150,000
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	866,475	880,950
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	727,485	741,125
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	577,650	587,300
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,155,300	1,174,600
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	866,475	880,950
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	866,475	880,950
3.750% notes due 2033		€600,000	$691,680	Jan 15, 2033	693,180	704,760
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	982,005	998,410
3.875% notes due 2034		€850,000	$991,015	Jul 15, 2034	982,005	998,410
3.875% notes due 2035		€850,000	$876,180	Mar 15, 2035	982,005	998,410
4.250% notes due 2037		€800,000	$922,240	Nov 20, 2037	924,240	939,680
					$16,133,307	$16,321,227
Unamortized discounts, net of premiums					(43,846)	(46,316)
Deferred financing costs, net					(75,484)	(80,470)
Total unsecured senior notes, net of discount and deferred financing costs					$16,013,977	$16,194,441
(1)	Subject to cross-currency swaps.

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2026, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted earnings per share (“EPS”) / earnings per unit (“EPU”) (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income available to common stockholders	$169,093	$99,793
Loss attributable to redeemable noncontrolling interest (1)	(8,316)	(6,195)
Net income available to common stockholders - diluted EPS	$160,777	$93,598

Denominator:
Weighted average shares outstanding—basic	345,013	336,683
Potentially dilutive common shares:
Unvested incentive units	68	138
Unvested restricted stock	28	96
Market performance-based awards	138	222
Redeemable noncontrolling interest shares (1)	8,007	7,582
Weighted average shares outstanding—diluted	353,254	344,721
Income per share:
Basic	$0.49	$0.30
Diluted	$0.46	$0.27

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income available to common unitholders	$173,093	$102,793
Loss attributable to redeemable noncontrolling interest (1)	(8,316)	(6,195)
Net income available to common unitholders - diluted EPS	$164,777	$96,598

Denominator:
Weighted average units outstanding—basic	351,059	342,594
Potentially dilutive common units:
Unvested incentive units	68	138
Unvested restricted units	28	96
Market performance-based awards	138	222
Redeemable noncontrolling interest shares (1)	8,007	7,582
Weighted average units outstanding—diluted	359,300	350,632
Income per unit:
Basic	$0.49	$0.30
Diluted	$0.46	$0.28
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

	Three Months Ended March 31,
	2026	2025
Exchangeable Notes	6,624	6,624
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,045	5,911
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,148	1,354
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,207	1,424
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	1,980	2,335
Total	17,004	17,648

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

During the three months ended March 31, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $875 million from the issuance of approximately 4.9 million common shares under the 2024 Sales Agreement at an average price of $178.36 per share after payment of approximately $4.3 million of commissions to the agents. Subsequent to March 31, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $435 million from the issuance of approximately 2.4 million common shares under the 2024 Sales Agreement at an average price of $181.21 per share after payment of approximately $2.2 million of commissions to the agents. As of April 29, 2026, approximately $570 million remains available for future sales under the 2024 Sales Agreement.

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

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest ($8.3 million and $6.2 million net loss for the three months ended March 31, 2026 and 2025, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Accumulated dividends in excess of earnings. These adjustments are not reflected on the Company’s condensed income statement but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis.

For the three months ended March 31, 2026, we made an adjustment of approximately $134.3 million to Redeemable NCI as the contractual redemption value of the Redeemable NCI was greater than its carrying value. The change in the redemption value was adjusted through Additional Paid in Capital.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	348,924	98.2%	343,557	98.2%
Noncontrolling interests consist of:
Common units held by third parties	3,845	1.1%	4,045	1.2%
Incentive units held by employees and directors (see Note 12. ''Incentive Plans'')	2,447	0.7%	2,144	0.6%
	355,216	100.0%	349,746	100.0%

Limited partners have the right to require the Operating Partnership to redeem all or a portion of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. The common units and incentive units of the Operating Partnership are classified within equity, except for certain common units issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheets.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,030.3 million and $952.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2026 and December 31, 2025, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows activity for noncontrolling interests in the Operating Partnership for the three months ended March 31, 2026 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2025	4,045	2,144	6,189
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(200)	—	(200)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(123)	(123)
Incentive units issued upon achievement of market performance condition	—	239	239
Grant of incentive units to employees and directors	—	187	187
As of March 31, 2026	3,845	2,447	6,292
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheets of Digital Realty Trust, Inc.

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2026 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 19, 2026	March 31, 2026	$2,625	$3,071	$4,485	$425,047
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the three months ended March 31, 2026 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 19, 2026	March 31, 2026	$2,625	$3,071	$4,485	$432,840
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2025	$(492,674)	$23,476	$(469,198)
Net current period change	(66,254)	22,567	(43,687)
Balance as of March 31, 2026	$(558,928)	$46,043	$(512,885)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2025	$(507,813)	$22,471	$(485,342)
Net current period change	(67,556)	23,010	(44,546)
Balance as of March 31, 2026	$(575,369)	$45,481	$(529,888)

12. Incentive Plans

The Company provides incentive awards in the form of common stock or awards convertible into common stock pursuant to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan, as amended.

For the three months ended March 31, 2026, the Talent and Compensation Committee of our Board of Directors granted an aggregate of 569,565 service-based restricted stock units covering shares of Digital Realty Trust, Inc. common stock and long-term incentive units of the Operating Partnership to certain employees, including executive officers. These awards are subject to vesting provisions and have a weighted-average grant date fair value of $170.56 per share and a weighted-average requisite service period of 4 years. The awards are subject to either (i) a service-vesting condition (the “service awards”) or (ii) both service- and performance-vesting conditions (the “performance awards”). The service awards generally vest over periods between two and four years. The performance awards generally vest based on continued service and either a financial performance condition (“Financial-Based Performance Awards”) or a market performance condition (“Market-Based Performance Awards”).

The valuation of service awards and Financial-Based Performance Awards is based solely on the fair value of our stock price on the date of grant. We use growth in core funds from operations per share as the performance measurement in the Financial-Based Performance Awards that were granted in the three months ended March 31, 2026. For the three months ended March 31, 2026, the grant date fair value of these awards was $14.5 million.

We use a Monte Carlo simulation option-pricing model to determine the fair value of our Market-Based Performance Awards. We used total shareholder return as the market measurement for these awards that were granted in the three months ended March 31, 2026. For the three months ended March 31, 2026, the grant date fair value of these awards was $14.5 million.

There were no significant changes in the assumptions used to determine the fair value of service awards and performance awards that were granted in 2026 compared to the prior year.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of March 31, 2026 and December 31, 2025, we had cross-currency interest rate swaps outstanding with notional amounts of $2.3 billion and maturity dates ranging through 2029.

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

		Three Months Ended March 31,
		2026	2025
Cross-currency interest rate swaps (included component) (1)		$33,763	$(92,339)
Cross-currency interest rate swaps (excluded component) (2)		4,980	28,406
Total		$38,743	$(63,933)

	Location of	Three Months Ended March 31,
	gain or (loss)	2026	2025
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$6,646	$7,599
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of March 31, 2026, we estimate that an additional $0.1 million will be reclassified as a decrease to interest expense during the twelve months ended March 31, 2027, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$(13,296)	$8,127

	Location of	Three Months Ended March 31,
	gain or (loss)	2026	2025
Interest rate swaps	Interest expense	$(1,844)	$1,058

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$30,868	$224,575	$30,093	$262,543
Interest rate swaps	6,764	12,432	5,865	29,443
	$37,632	$237,007	$35,958	$291,986
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

14. Fair Value

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2025 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and the Euro Term Loan Facility approximates the estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and the fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on March 31, 2026 and December 31, 2025 as compared to those in effect when the debt was issued or assumed. As described in Note 13. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities, unsecured senior notes and secured and other debt as of the respective periods are shown below (in thousands):

	Categorization	As of March 31, 2026		As of December 31, 2025
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$725,905	$725,905	$918,540	$918,540
Unsecured term loans (1)	Level 2	433,238	433,238	440,475	440,475
Unsecured senior notes (2)	Level 2	15,259,142	16,133,307	15,646,232	16,321,227
Secured and other debt (2)	Level 2	842,183	845,118	873,504	876,528
		$17,260,468	$18,137,568	$17,878,751	$18,556,770
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2026, we had open commitments, including amounts reimbursable by customers of approximately $92.8 million, related to construction contracts of approximately $3.2 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2026, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

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

During the three months ended March 31, 2026, we received total insurance proceeds of $16.1 million, which includes $15.5 million received for business interruption losses and $0.6 million received for property damage. We had insurance receivable balances of $8.7 million and $14.6 million, respectively, as of March 31, 2026 and December 31, 2025 for known losses for which insurance reimbursement is probable, which is included in Other assets in the condensed consolidated balance sheets. Insurance proceeds for business interruption losses are recognized in Other income, net in the condensed consolidated income statement as received.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of March 31, 2026, and December 31, 2025:

	Balance as of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,426,631	$3,451,647
Restricted cash (included in Other assets)	10,841	6,643
Total	$2,437,472	$3,458,290

We paid $146.7 million and $143.9 million for interest, net of amounts capitalized, for the three months ended March 31, 2026 and 2025, respectively.

We paid $12.5 million and $43.0 million for income taxes, net of refunds, for the three months ended March 31, 2026 and 2025, respectively.

Accrued construction related costs totaled $615.1 million and $474.9 million as of March 31, 2026 and 2025, respectively.

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

	Operating Revenues
	Three Months Ended March 31,
(Amounts in millions)	2026	2025
Inside the United States	$839.0	$761.6
Outside the United States	796.2	646.0
Revenue Outside of U.S. %	48.7%	45.9%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
(Amounts in millions)	2026	2025	2026	2025
Inside the United States	$10,525.4	$10,221.1	$472.0	$489.2
Outside the United States	16,334.1	16,212.5	633.1	646.4

Net Assets in Foreign Operations	$9,423.2	$9,274.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center capacity, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center capacity contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center capacity; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development capacity, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; increased tariffs, global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center capacity that we lease or sublease from third parties; information security, cyberattacks, security breaches and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty

Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors including available power, required support capacity and common area.

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

Summary of 2026 Significant Activities

We completed the following significant activities during the three months ended March 31, 2026:

●	During the quarter, we closed on acquisitions totaling approximately $280 million in the aggregate, primarily in Investments in properties, net in Sofia, Bulgaria, Milan, Italy, Portland and Atlanta.
●	During the three months ended March 31, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $875 million from the issuance of approximately 4.9 million common shares under the 2024 Sales Agreement at an average price of $178.36 per share after payment of approximately $4.3 million of commissions to the agents. Subsequent to March 31, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $435 million from the issuance of approximately 2.4 million common shares under the 2024 Sales Agreement at an average price of $181.21 per share after payment of approximately $2.2 million of commissions to the agents. As of April 29, 2026, approximately $570 million remains available for future sales under the 2024 Sales Agreement.

Revenue Base

Most of our revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. A summary of our data center portfolio and the DLR Share of White Space IT Load (excluding capacity under development or held for development) is shown below.

	As of March 31, 2026			As of December 31, 2025

Region	Data Centers	White Space IT Load (MW) (1)	Occupancy (2)	Data Centers	White Space IT Load (MW) (1)	Occupancy (2)
Americas	156	1,351	93.8%	158	1,324	93.6%
EMEA	129	839	83.7%	129	822	83.8%
Asia Pacific	24	218	84.6%	24	217	84.2%
Consolidated Portfolio	309	2,408	89.4%	311	2,363	89.3%

Note: Table excludes data centers held for sale or contribution.

(1)	White Space IT Load represents uninterruptible power systems backed utility power in megawatts dedicated to Digital Realty’s operated data center capacity.
(2)	Occupancy excludes capacity under active development and capacity held for development.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of March 31, 2026, our average remaining lease term was approximately four years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity (DLR’s share) in the three months ended March 31, 2026 (net rentable square feet (“NRSF”) in thousands):

	0-1 MW	> 1 MW	Other
	(Based on kW)	(Based on kW)	(Based on NRSF)(3)
Leasing Activity - New(1)(2)
Annualized GAAP Rent (in thousands)	$78,954	$324,482	$728
Kilowatt Leased / NRSF	26,628	149,344	13
Weighted Average Lease Term (years)	4.2	13.0	4.2
GAAP rent per Kilowatt / NRSF	$247	$181	$54
Leasing cost per Kilowatt / NRSF	$17	$—	$1

Leasing Activity - Renewals(1)(2)
Kilowatt Leased / NRSF	44,579	14,374	132
Weighted Average Lease Term (years)	1.4	3.3	5.0
Expiring cash rent per Kilowatt / NRSF	$280	$170	$24
Renewed cash rent per Kilowatt / NRSF	$294	$188	$30
Leasing cost per Kilowatt / NRSF	$1	$—	$1
(1)	Excludes short-term, roof, storage, and garage leases.
(2)	Includes leases for new and re-leased capacity.
(3)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

We continue to see strong demand in most of our key metropolitan areas for data center capacity and, subject to the supply of available data center capacity in these metropolitan areas, we expect average aggregate rental rates on renewed data center leases for 2026 expirations to be positive as compared with the rates currently being paid for the same space on a GAAP basis and on a cash basis. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our data centers will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local economic conditions, local supply and demand for data center capacity, competition from other data center developers or operators, the condition of the property and whether the property, or capacity within the property, has been developed.

Geographic Concentration

We depend on the market for data centers in specific geographic regions and significant changes in these regional or metropolitan areas can impact our future results. The following table shows the geographic concentration based on annualized rent from our portfolio, including data centers held as investments in unconsolidated entities.

Percentage of
March 31, 2026
Metropolitan Area	Total annualized rent (1)
Northern Virginia	20.0%
Frankfurt	6.4%
Chicago	6.4%
Singapore	5.3%
London	5.3%
Amsterdam	4.8%
Dallas	4.4%
Paris	4.3%
New York	4.3%
Silicon Valley	3.5%
Johannesburg	2.5%
Other	32.8%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at DLR’s share. The aggregate amount of abatements for the three months ended March 31, 2026 was approximately $3.5 million.

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

Other Income / (Expenses)

Equity in earnings of unconsolidated entities, interest expense, and income tax expense make up the majority of Other income/(expenses). Equity in earnings of unconsolidated entities represents our share of the net income/(loss) of entities in which we invest, but do not consolidate under U.S. GAAP. Refer to additional discussion of Digital Core REIT and Ascenty in the Notes to the condensed consolidated financial statements.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the three months ended March 31, 2026 as compared to December 31, 2025 is shown below:

IT Capacity in kW	Stabilized	Non-Stabilized	Total
As of December 31, 2025	1,378,207	746,255	2,124,462
Dispositions / Sales	(2,250)	(2,250)	(4,500)
New development and space reconfigurations	(800)	38,252	37,452
Transfers to stabilized from non-stabilized	246,234	(246,234)	—
Transfers to non-stabilized from stabilized	(2,290)	2,290	—
As of March 31, 2026	1,619,101	538,313	2,157,414

Comparison of the Results of Operations for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenues

Total operating revenues as shown on our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Stabilized	1,247,838	$1,134,530	$113,308	10.0%
Non-Stabilized	352,389	252,331	100,058	39.7%
Rental and other services	1,600,227	1,386,861	213,366	15.4%
Fee income and other	34,946	20,776	14,170	68.2%
Total operating revenues	$1,635,173	$1,407,637	$227,536	16.2%

Total operating revenues increased by approximately $227.5 million in the three months ended March 31, 2026, compared to the same period in 2025.

Stabilized rental and other services revenue increased by approximately $113.3 million in the three months ended March 31, 2026, compared to the same period in 2025 primarily due to: increases in new leasing and renewals and higher utilities reimbursements across all regions along with the strengthening of foreign exchange rates, primarily the Euro, British pound sterling and Singapore dollar.

Non-stabilized rental and other services revenue increased by approximately $100.1 million in the three months ended March 31, 2026, compared to the same period in 2025 primarily due to:

(i)	increases of $139.6 million due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Paris and Frankfurt); and
(ii)	offset by a decrease of $39.5 million related to properties sold or contributed since March 31, 2025.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Stabilized	$297,775	$263,053	$34,722	13.2%
Non-Stabilized	74,610	50,332	24,278	48.2%
Total Utilities	372,385	313,385	59,000	18.8%

Stabilized	207,957	186,069	21,888	11.8%
Non-Stabilized	58,158	52,531	5,627	10.7%
Total Rental property operating and maintenance (excluding utilities)	266,115	238,600	27,515	11.5%

Total Rental property operating and maintenance	638,500	551,985	86,515	15.7%

Stabilized	48,025	43,282	4,743	11.0%
Non-Stabilized	11,738	10,057	1,681	16.7%
Total Property taxes and insurance	59,763	53,339	6,424	12.0%

Total property level operating expenses	$698,263	$605,324	$92,939	15.4%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as property taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $34.7 million in the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to higher power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC, offset by rebates received mainly in EMEA.

Total non-stabilized utilities expenses increased by approximately $24.3 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to:

(i)	an increase of approximately $35.7 million due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Frankfurt and Cape Town); offset by
(ii)	a decrease in power agreement charges by $4.3 million; and
(iii)	a decrease of $7.1 million related to properties sold or contributed after March 31, 2025.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $21.9 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increases in building operations expense, common area maintenance expense and data center labor.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $5.6 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increases in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $4.7 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to timing of property tax assessments throughout our North American portfolio.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Depreciation and amortization	$499,511	$443,009	$56,502	12.8%
General and administrative	154,758	123,540	31,218	25.3%
Transactions and integration	15,685	39,902	(24,217)	(60.7)%
Other	23	112	(89)	(79.5)%
Total other operating expenses	669,977	606,563	63,414	10.5%
Total property level operating expenses	698,263	605,324	92,939	15.4%
Total operating expenses	$1,368,240	$1,211,887	$156,353	12.9%

General and Administrative

General and administrative expenses increased $31.2 million in the three months ended March 31, 2026, compared to the same period in 2025 due to higher head count along with increased information technology costs.

Transactions and Integration

Transactions and integration expenses decreased $24.2 million in the three months ended March 31, 2026, compared to the same period in 2025 driven primarily by German real estate transfer taxes paid in 2025 related to the Interxion combination.

Equity in Earnings (Loss) of Unconsolidated Entities

The change in Equity in earnings (loss) of unconsolidated entities was approximately $5.8 million in the three months ended March 31, 2026, compared to the same period in 2025. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation.

Other income, net

Other income, net increased $12.6 million in the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by insurance proceeds received in 2026 for business interruption lost revenue, coupled with insurance proceeds for property damage at a data center in Singapore.

Interest Expense

Interest expense increased $17.9 million in the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by higher unsecured senior notes interest expense tied to i) Euro Notes issued in June 2025 — €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034 and ii) Euro Notes issued in November 2025 — €600 million aggregate principal amount of 3.750% Guaranteed Notes due 2033 and €800 million aggregate principal amount of 4.250% Guaranteed Notes due 2037.

Loss on Debt Extinguishment and Modifications

In March, we voluntarily paid down Teraco debt of $53 million. The paydown resulted in a loss on debt extinguishment and modifications of approximately $4.1 million.

We incurred no losses on debt extinguishment and debt modifications in the three months ended March 31, 2025.

Income Tax Expense

Income tax expense decreased $1.1 million in the three months ended March 31, 2026 compared to the same period in 2025 due to jurisdictional rate mix within the global group. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

As of March 31, 2026, we are under examination for taxable year ended 2021 within the United States. Additionally, we are under examination for various taxable years ended 2017 and onward within various foreign jurisdictions.

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

During the three months ended March 31, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $875 million from the issuance of approximately 4.9 million common shares under the 2024 Sales Agreement at an average price of $178.36 per share after payment of approximately $4.3 million of commissions to the agents. Subsequent to March 31, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $435 million from the issuance of approximately 2.4 million common shares under the 2024 Sales Agreement at an average price of $181.21 per share after payment of approximately $2.2 million of commissions to the agents. As of April 29, 2026, approximately $570 million remains available for future sales under the 2024 Sales Agreement.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the three months ended March 31, 2026, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of March 31, 2026, we had $2,426.6 million of cash and cash equivalents, excluding $10.8 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits and is included in Other assets on our Condensed Consolidated Balance Sheets. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties, including joint ventures;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of March 31, 2026. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices.

The Global Revolving Credit Facility provides for borrowings in a variety of currencies and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our Global Revolving Credit Facilities, see Note 8. “Debt of the Operating Partnership” in the Notes to our Condensed Consolidated Financial Statements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At March 31, 2026, we had open commitments, related to construction contracts of approximately $3.2 billion, including amounts reimbursable of approximately $92.8 million.

For the remainder of 2026, we currently expect to incur approximately $2.8 billion to $3.3 billion of capital expenditures, which includes our share of joint venture contributions and is net of partner contributions for our development programs. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

We are investing in our portfolio, which includes consolidated and unconsolidated projects, to organically expand our capacity. As of March 31, 2026, we had 1,169 megawatts of projects underway across multiple metropolitan areas around the world, representing an approximately 52% increase of capacity under development as compared to December 31, 2025. As of March 31, 2026, 61% of the 1,169 megawatts of projects underway was pre-leased. As of March 31, 2026, we had over 5 gigawatts of additional future development capacity, of which approximately 58% came from locations with more than 100 megawatts of buildable capacity, 30% came from locations with between 25 megawatts and 100 megawatts of buildable capacity and 12% came from locations with less than 25 megawatts of buildable capacity. As of March 31, 2026, we estimate that the stabilized yield on our total 1,169 megawatts of capacity under construction across the world was approximately 11.4%. We define the estimated stabilized yield on our in-progress construction as the anticipated stabilized net operating income for a certain project as a percentage of the total estimated cost to complete the construction of such project. We calculate the anticipated stabilized net operating income for any given project by subtracting the project’s estimated stabilized operating expenses and depreciation and amortization from its estimated stabilized revenue, which we estimate based on leases signed and other assumptions based on market conditions. No assurance can be given that we will complete any of these projects on the terms currently contemplated, or at all, that the actual cost of any of these projects will not exceed our estimates or that the actual yield achieved by such projects will be consistent with our estimates.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Development projects	$729,959	$686,621
Enhancement and improvements	5,760	5,588
Recurring capital expenditures	59,665	35,305
Total capital expenditures (excluding indirect costs)	$795,384	$727,514

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the three months ended March 31, 2026 and 2025 were $74.7 million and $59.8 million, respectively. Capitalized interest comprised approximately $35.6 million and $30.1 million of the total indirect costs capitalized for the three months ended March 31, 2026 and 2025, respectively. Capitalized interest in the three months ended March 31, 2026 increased, compared to the same period in 2025, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the three months ended March 31, 2026 increased compared to the same period in 2025 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2026.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of April 29, 2026, we had approximately $3.7 billion of borrowings available under our Global Revolving Credit Facilities.

During the first half of 2025, the Company launched the Fund, successfully raising more than $3 billion of equity commitments to date. As of March 31, 2026, the Fund owned an 80% interest in each individual asset, while the Company retained the remaining 20% ownership and less than a 2% direct interest in the Fund. The Company will continue to serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we continue to conclude we do not own a controlling interest and account for our interest in the assets under the equity method of accounting.

During the quarter, we sold a non-core data center in the Boston metro area for gross proceeds of approximately $6.4 million and recognized a loss on disposition of approximately $0.3 million.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three months ended March 31, 2026, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of March 31, 2026 (in millions):

Debt Summary:
Fixed rate	$14,239
Variable rate debt subject to interest rate swaps	2,694
Total fixed rate debt (including interest rate swaps)	16,933
Variable rate—unhedged	1,205
Total	$18,138
Percent of Total Debt:
Fixed rate (including swapped debt)	93.4%
Variable rate	6.6%
Total	100.0%

Effective Interest Rate as of March 31, 2026
Fixed rate (including hedged variable rate debt)	2.90%
Variable rate	2.17%
Effective interest rate	2.85%

Our ratio of debt to total enterprise value was approximately 21.7% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2026 of $180.21). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month EURIBOR, TIBOR, SARON and JIBAR rates and 91-day CD rate, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of March 31, 2026, our debt had a weighted average term to initial maturity of approximately 4.7 years (or approximately 4.8 years assuming exercise of extension options).

As of March 31, 2026, our pro-rata share of secured debt of unconsolidated entities was approximately $2.0 billion.

Covenants

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes. These calculations, which are not based on U.S. GAAP, are presented to show our ability to incur additional debt under the terms of our senior notes as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of March 31, 2026, are:

		Unsecured	Unsecured
		Senior Notes	Senior Notes
Debt Covenant Ratios (1)		8.25% Cap(2)	7.25% Cap(3)
Total outstanding debt / total assets	Less than 60%	39%	33%
Secured debt / total assets	Less than 40%	5%	1%
Total unencumbered assets / unsecured debt	Greater than 150%	274%	301%
Consolidated EBITDA / interest expense (4)	Greater than 1.50x	4.6 x	4.6 x
(1)	For definitions of the terms used in the table above and related footnotes, please refer to the indentures which govern the notes, each as amended and which are filed as exhibits to our reports filed with the U.S. Securities and Exchange Commission.
(2)	Ratios for the Unsecured Senior Notes except for the 0.20% notes due 2026, 1.70% notes due 2027, 5.550% notes due 2028, 0.55% notes due 2029, 1.875% notes due 2029, 1.250% notes due 2031, 0.625% notes due 2031, 1.00% notes due 2032, 1.375% notes due 2032, 3.750% notes due 2033, 3.875% notes due 2033, 3.875% notes due 2034, 3.875% notes due 2035 and 4.250% notes due 2037.
(3)	Ratios for the 0.20% notes due 2026, 1.70% notes due 2027, 5.550% notes due 2028, 0.55% notes due 2029, 1.875% notes due 2029, 1.250% notes due 2031, 0.625% notes due 2031, 1.00% notes due 2032, 1.375% notes due 2032, 3.750% notes due 2033, 3.875% notes due 2033, 3.875% notes due 2034, 3.875% notes due 2035 and 4.250% notes due 2037.
(4)	Calculated as current quarter annualized consolidated EBITDA to current quarter annualized Interest Expense (including capitalized interest and debt discounts).

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$532,421	$399,085	$133,336
Net cash used in investing activities	(1,332,902)	(903,180)	(429,722)
Net cash used in financing activities	(217,949)	(1,017,997)	800,048
Net decrease in cash, cash equivalents and restricted cash	$(1,018,430)	$(1,522,092)	$503,662

Cash provided by operating activities in 2026 increased $134.7 million over 2025. The increase was driven by:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	offset by the net impact of properties sold and contributed in 2025 and 2026.

The changes in the activities that comprise the increase in net cash used in investing activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 consisted of the following amounts (in thousands).

Change
2026 vs 2025
Increase in net cash used in business combinations / asset acquisitions	$(240,750)
Increase in cash used for improvements to investments in real estate	(82,735)
Increase in cash contributed to investments in unconsolidated entities, net	(88,442)
Decrease in net cash provided by proceeds from sale of real estate	(56,015)
Other changes	38,220
Increase in net cash used in investing activities	$(429,722)

The increase in net cash used in investing activities was primarily due to:

(i)	an increase in spend due to acquisitions of $280 million in 2026 compared to $36 million in 2025;
(ii)	an increase in spend on development projects and recurring capital expenditures of approximately $83 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	a decrease in cash provided by the sale or contributions of data centers due to:
●	approximately $62 million provided from a cash contribution made by Mitsubishi in January 2025, which increased their ownership in the joint venture from 65% to 80% in the three months ended March 31, 2025;
●	offset by approximately $6 million from the sale of a non-core data center in the Boston metro area in the three months ended March 31, 2026.

The changes in the activities that comprise the increase in net cash provided by financing activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 consisted of the following amounts (in thousands).

Change
2026 vs 2025
Increase in cash provided by short-term borrowings	$358,066
Decrease in cash provided by proceeds from secured / unsecured debt	(832,278)
Decrease in cash used for repayment on secured / unsecured debt	439,109
Increase in cash provided by proceeds from issuance of common stock, net of costs	869,582
Increase in cash used for dividend and distribution payments	(22,745)
Other changes, net	(11,686)
Increase in net cash provided by financing activities	$800,048

The increase in net cash provided by financing activities was primarily due to:

(i)	an increase in cash provided by short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the issuance of the 3.875% Guaranteed Notes due 2035 in January 2025;
(iii)	a decrease in cash used for repayment:
●	$496 million on the GBP notes (4.250% notes due 2025) in January 2025; compared to
●	$53 million voluntary paydown of Teraco debt in March 2026;
(iv)	an increase in cash provided by proceeds from the issuance of approximately 4.9 million shares of common stock, net of costs, of approximately $875 million under our ATM program in 2026, and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2026, amounted to 1.8% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of March 31, 2026, common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units of approximately 0.2 million issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended March 31,
	2026	2025
GAAP Net Income Available to Common Stockholders	$169,093	$99,793
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	4,000	3,000
Real estate related depreciation and amortization (1)	490,965	432,654
Depreciation related to non-controlling interests	(23,726)	(19,480)
Unconsolidated JV real estate related depreciation and amortization	60,291	55,861
Gain from the disposition of real estate assets	(226)	(1,111)
FFO available to common stockholders and unitholders (2)	$700,397	$570,717
Basic FFO per share and unit	$2.00	$1.67
Diluted FFO per share and unit (2)(3)	$1.99	$1.67
Weighted average common stock and units outstanding
Basic	351,059	342,594
Diluted (2)(3)	359,300	350,632

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statements	$499,511	$443,009
Non-real estate depreciation	(8,546)	(10,355)
	$490,965	$432,654
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $15,410 and $13,286 for the three months ended March 31, 2026 and 2025, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Weighted average common stock and units outstanding	351,059	342,594
Add: Effect of dilutive securities	8,241	8,038
Weighted average common stock and units outstanding—diluted	359,300	350,632

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2026, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$14,239	$13,361
Variable rate debt subject to interest rate swaps	2,694	2,694
Total fixed rate debt (including interest rate swaps)	16,933	16,055
Variable rate debt	1,205	1,205
Total outstanding debt	$18,138	$17,260

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2026:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(198)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(185)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of March 31, 2026, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

During the three months ended March 31, 2026, we issued 52,000 shares of our Common Stock as partial consideration for our acquisition of Telepoint. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2).

Digital Realty Trust, L.P.

During the three months ended March 31, 2026, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended March 31, 2026, Digital Realty Trust, Inc. issued an aggregate of 382,510 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2026, Digital Realty Trust, L.P. issued an aggregate of 382,510 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended March 31, 2026, an aggregate of 19,123 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 363,387 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $48.9 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

May 1, 2026	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 1, 2026	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 1, 2026	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

May 1, 2026	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

May 1, 2026	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

May 1, 2026	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)