Form 10-Q
period 2026-06-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2026-07-31
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at July 29, 2026
Common Stock, $.01 par value per share	370,036,176

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2026 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a REIT for U.S. federal income tax purposes and the sole general partner of the OP. As of June 30, 2026, the Parent owned an approximate 98.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.8% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of June 30, 2026, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.2 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $262 million based on exchange rates at June 30, 2026) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Investments in real estate:
Investments in properties, net	$32,857,401	$26,433,617
Investments in unconsolidated entities	3,548,297	3,427,903
Net investments in real estate	36,405,698	29,861,520
Operating lease right-of-use assets, net	1,093,015	1,135,645
Cash and cash equivalents	1,864,796	3,451,647
Accounts and other receivables, net	1,564,955	1,358,895
Deferred rent, net	792,045	750,907
Goodwill	9,592,127	9,711,953
Customer relationship value, deferred leasing costs and other intangibles, net	2,595,046	2,134,698
Assets held for sale and contribution	—	349,826
Other assets	610,232	655,377
Total assets	$54,517,914	$49,410,468
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$709,756	$899,090
Unsecured term loans, net	427,681	439,536
Unsecured senior notes, net	15,906,794	16,194,441
Secured and other debt, net	1,591,118	869,068
Operating lease liabilities	1,209,459	1,253,217
Accounts payable and other accrued liabilities	3,241,792	2,600,979
Deferred tax liabilities	1,124,899	1,124,724
Accrued dividends and distributions	—	428,337
Security deposits and prepaid rents	759,979	754,920
Obligations associated with assets held for sale and contribution	—	182
Total liabilities	24,971,478	24,564,494

Redeemable noncontrolling interests	1,567,282	1,498,975
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of June 30, 2026 and December 31, 2025	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 shares authorized; 370,010 and 343,557 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,669	3,406
Additional paid-in capital	34,160,611	29,350,487
Accumulated dividends in excess of earnings	(6,939,476)	(6,690,722)
Accumulated other comprehensive loss, net	(522,024)	(469,198)
Total stockholders’ equity	27,434,470	22,925,663
Noncontrolling interests	544,684	421,336
Total equity	27,979,154	23,346,999
Total liabilities and equity	$54,517,914	$49,410,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Rental and other services	$1,674,633	$1,457,360	$3,274,860	$2,844,221
Fee income and other	249,407	35,790	284,353	56,566
Total operating revenues	1,924,040	1,493,150	3,559,213	2,900,787
Operating Expenses:
Rental property operating and maintenance	687,862	607,012	1,326,362	1,158,997
Property taxes and insurance	59,904	54,516	119,667	107,855
Depreciation and amortization	507,106	461,167	1,006,617	904,176
General and administrative	157,700	136,017	312,458	259,557
Transactions and integration	38,703	22,546	54,388	62,448
Other	13,508	195	13,531	307
Total operating expenses	1,464,783	1,281,453	2,833,023	2,493,340

Operating income before gain on disposition of properties, net	459,257	211,697	726,190	407,447
Gain on disposition of properties, net	7,988	931,830	8,861	932,941
Total operating income	467,245	1,143,527	735,051	1,340,388

Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	36	(12,062)	(1,797)	(19,702)
Other income, net	137,944	37,747	183,286	70,520
Interest expense	(113,943)	(109,383)	(230,327)	(207,847)
Loss on debt extinguishment and modifications	—	—	(4,119)	—
Income tax expense	(33,675)	(12,883)	(49,683)	(30,018)
Net income	457,607	1,046,946	632,411	1,153,341
Net (income) loss attributable to noncontrolling interests	(4,318)	(14,790)	152	(11,211)
Net income attributable to Digital Realty Trust, Inc.	453,289	1,032,156	632,563	1,142,130
Preferred stock dividends	(10,181)	(10,181)	(20,362)	(20,362)
Net income available to common stockholders	$443,108	$1,021,975	$612,201	$1,121,768
Net income per share available to common stockholders:
Basic	$1.25	$3.03	$1.75	$3.33
Diluted	$1.21	$2.94	$1.68	$3.21
Weighted average common shares outstanding:
Basic	354,118	337,589	349,591	337,139
Diluted	361,542	345,734	357,355	345,305

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$457,607	$1,046,946	$632,411	$1,153,341
Other comprehensive income (loss):
Foreign currency translation adjustments	25,684	443,651	(74,817)	730,057
Increase in fair value of derivatives	20,693	1,872	48,505	24,193
Reclassification to interest expense from derivatives	(5,208)	(5,954)	(10,011)	(14,610)
Other comprehensive income (loss)	41,169	439,569	(36,323)	739,640
Comprehensive income	498,776	1,486,515	596,088	1,892,981
Comprehensive (income) attributable to noncontrolling interests	(54,626)	(71,241)	(16,351)	(112,324)
Comprehensive income attributable to Digital Realty Trust, Inc.	$444,150	$1,415,274	$579,737	$1,780,657

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2026	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of March 31, 2026	$1,594,718	$731,690	348,924,263	$3,459	$30,093,165	$(6,946,676)	$(512,885)	$433,543	$23,802,296
Conversion of common units to common stock	—	—	155,804	2	8,548	—	—	(8,550)	—
Effect of equity compensation plans	—	—	59,278	—	25,329	—	—	—	25,329
Issuance of common stock, net of costs	—	—	8,560,511	85	1,625,031	—	—	—	1,625,116
Common stock issued in connection with acquisition of Blackstone joint venture interests	—	—	12,310,249	123	2,345,964	—	—	—	2,346,087
Common units issued in connection with the Astra acquisition	—	—	—	—	—	—	—	103,981	103,981
Reclassification of vested share-based awards	—	—	—	—	(10,865)	—	—	10,865	—
Adjustment to redeemable noncontrolling interests	(73,439)	—	—	—	73,439	—	—	—	73,439
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(435,908)	—	(8,145)	(444,053)
Contributions from (distributions to) noncontrolling interests	300	—	—	—	—	—	—	4,257	4,257
Net income (loss)	(4,113)	—	—	—	—	453,289	—	8,431	461,720
Other comprehensive income (loss)	50,006	—	—	—	—	—	(9,139)	302	(8,837)
Balance as of June 30, 2026	$1,567,282	$731,690	370,010,105	$3,669	$34,160,611	$(6,939,476)	$(522,024)	$544,684	$27,979,154

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2026	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2025	$1,498,975	$731,690	343,557,430	$3,406	$29,350,487	$(6,690,722)	$(469,198)	$421,336	$23,346,999
Conversion of common units to common stock	—	—	478,841	2	27,055	—	—	(27,057)	—
Effect of equity compensation plans	—	—	198,002	—	51,668	—	—	—	51,668
Issuance of common stock, net of costs	—	—	13,465,583	138	2,495,544	—	—	—	2,495,682
Common stock issued in connection with acquisition of Blackstone joint venture interests	—	—	12,310,249	123	2,345,964	—	—	—	2,346,087
Common units issued in connection with the Astra acquisition	—	—	—	—	—	—	—	103,981	103,981
Reclassification of vested share-based awards	—	—	—	—	(45,311)	—	—	45,311	—
Adjustment to redeemable noncontrolling interests	64,796	—	—	—	(64,796)	—	—	—	(64,796)
Dividends declared on preferred stock	—	—	—	—	—	(20,362)	—	—	(20,362)
Dividends and distributions on common stock and common and incentive units	(380)	—	—	—	—	(860,955)	—	(15,748)	(876,703)
Contributions from (distributions to) noncontrolling interests	300	—	—	—	—	—	—	4,101	4,101
Net income (loss)	(12,349)	—	—	—	—	632,563	—	12,197	644,760
Other comprehensive income (loss)	15,940	—	—	—	—	—	(52,826)	563	(52,263)
Balance as of June 30, 2026	$1,567,282	$731,690	370,010,105	$3,669	$34,160,611	$(6,939,476)	$(522,024)	$544,684	$27,979,154

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended June 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of March 31, 2025	$1,459,322	$731,690	336,743,461	$3,338	$28,091,661	$(6,604,217)	$(926,874)	$423,236	$21,718,834
Conversion of common units to common stock	—	—	86,587	—	7,202	—	—	(7,202)	—
Effect of equity compensation plans	—	—	54,631	36	24,386	—	—	—	24,422
Issuance of common stock, net of costs	—	—	3,487,397	—	604,179	—	—	—	604,179
Reclassification of vested share-based awards	—	—	—	—	(1,758)	—	—	1,758	—
Adjustment to redeemable noncontrolling interests	4,844	—	—	—	(4,844)	—	—	—	(4,844)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(415,365)	—	(7,561)	(422,926)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	1,871	1,871
Deconsolidation of consolidated entities	—	—	—	—	—	—	—	—	—
Net income (loss)	(5,535)	—	—	—	—	1,032,156	—	20,325	1,052,481
Other comprehensive income (loss)	47,448	—	—	—	—	—	383,118	9,003	392,121
Balance as of June 30, 2025	$1,505,889	$731,690	340,372,076	$3,374	$28,720,826	$(5,997,607)	$(543,756)	$441,430	$23,355,957

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Six Months Ended June 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595
Conversion of common units to common stock	—	—	90,990	—	7,572	—	—	(7,572)	—
Effect of equity compensation plans	—	—	156,947	37	49,398	—	—	—	49,435
Issuance of common stock, net of costs	—	—	3,487,397	—	605,163	—	—	—	605,163
Reclassification of vested share-based awards	—	—	—	—	(21,699)	—	—	21,699	—
Adjustment to redeemable noncontrolling interests	(654)	—	—	—	654	—	—	—	654
Dividends declared on preferred stock	—	—	—	—	—	(20,362)	—	—	(20,362)
Dividends and distributions on common stock and common and incentive units	(380)	—	—	—	—	(827,290)	—	(15,217)	(842,507)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	1,736	1,736
Net income (loss)	(11,680)	—	—	—	—	1,142,130	—	22,891	1,165,021
Other comprehensive income (loss)	85,418	—	—	—	—	—	638,527	15,695	654,222
Balance as of June 30, 2025	$1,505,889	$731,690	340,372,076	$3,374	$28,720,826	$(5,997,607)	$(543,756)	$441,430	$23,355,957

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$632,411	$1,153,341
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(8,861)	(932,941)
Equity in loss of unconsolidated entities	1,797	19,702
Distributions from unconsolidated entities	90,217	74,009
Depreciation and amortization	1,006,617	904,176
Amortization of share-based compensation	54,281	45,891
Loss on debt extinguishment and modifications	4,119	—
Straight-lined rents and amortization of above and below market leases	(46,542)	(46,015)
Amortization of deferred financing costs and debt discount / premium	16,310	15,186
Other operating activities, net	(49,307)	7,797
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(139,032)	(240,721)
Increase in accounts payable and other liabilities	33,217	39,897
Net cash provided by operating activities	1,595,227	1,040,322
Cash flows from investing activities:
Improvements to investments in real estate	(1,784,229)	(1,491,626)
Cash paid for business combination / asset acquisitions, net of cash acquired	(2,170,016)	(217,883)
Investments in and advances to unconsolidated entities	(445,405)	(215,292)
Return of investment from unconsolidated entities	35,828	148,137
Proceeds from sale / contribution of assets	171,320	1,077,354
Other investing activities, net	(54,045)	(42,530)
Net cash used in investing activities	(4,246,547)	(741,840)
Cash flows from financing activities:
Proceeds from credit facilities	381,697	821,522
Payments on credit facilities	(554,655)	(1,958,565)
Borrowings on secured / unsecured debt	39,293	1,868,893
Repayments on secured / unsecured debt	(56,638)	(495,800)
Capital (distribution to) contributions from noncontrolling interests, net	4,401	1,736
Proceeds from issuance of common stock, net	2,495,682	605,163
Payments of dividends and distributions	(1,325,782)	(1,281,910)
Other financing activities, net	(3,757)	(23,205)
Net cash provided by (used in) financing activities	980,241	(462,166)
Net decrease in cash, cash equivalents and restricted cash	(1,671,079)	(163,684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	79,426	(151,312)
Cash, cash equivalents and restricted cash at beginning of period	3,458,290	3,876,700
Cash, cash equivalents and restricted cash at end of period	$1,866,637	$3,561,704

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	June 30,	December 31,
	2026	2025
ASSETS
Investments in real estate:
Investments in properties, net	$32,857,401	$26,433,617
Investments in unconsolidated entities	3,548,297	3,427,903
Net investments in real estate	36,405,698	29,861,520
Operating lease right-of-use assets, net	1,093,015	1,135,645
Cash and cash equivalents	1,864,796	3,451,647
Accounts and other receivables, net	1,564,955	1,358,895
Deferred rent, net	792,045	750,907
Goodwill	9,592,127	9,711,953
Customer relationship value, deferred leasing costs and other intangibles, net	2,595,046	2,134,698
Assets held for sale and contribution	—	349,826
Other assets	610,232	655,377
Total assets	$54,517,914	$49,410,468
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$709,756	$899,090
Unsecured term loans, net	427,681	439,536
Unsecured senior notes, net	15,906,794	16,194,441
Secured and other debt, net	1,591,118	869,068
Operating lease liabilities	1,209,459	1,253,217
Accounts payable and other accrued liabilities	3,241,792	2,600,979
Deferred tax liabilities	1,124,899	1,124,724
Accrued dividends and distributions	—	428,337
Security deposits and prepaid rents	759,979	754,920
Obligations associated with assets held for sale and contribution	—	182
Total liabilities	24,971,478	24,564,494

Redeemable noncontrolling interests	1,567,282	1,498,975
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of June 30, 2026 and December 31, 2025	731,690	731,690
Common units, 370,010 and 343,557 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	27,224,804	22,663,171
Limited Partners, 6,665 and 6,189 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	550,807	431,600
Accumulated other comprehensive loss	(539,209)	(485,342)
Total partners’ capital	27,968,092	23,341,119
Noncontrolling interests in consolidated entities	11,062	5,880
Total capital	27,979,154	23,346,999
Total liabilities and capital	$54,517,914	$49,410,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Rental and other services	$1,674,633	$1,457,360	$3,274,860	$2,844,221
Fee income and other	249,407	35,790	284,353	56,566
Total operating revenues	1,924,040	1,493,150	3,559,213	2,900,787
Operating Expenses:
Rental property operating and maintenance	687,862	607,012	1,326,362	1,158,997
Property taxes and insurance	59,904	54,516	119,667	107,855
Depreciation and amortization	507,106	461,167	1,006,617	904,176
General and administrative	157,700	136,017	312,458	259,557
Transactions and integration	38,703	22,546	54,388	62,448
Other	13,508	195	13,531	307
Total operating expenses	1,464,783	1,281,453	2,833,023	2,493,340

Operating income before gain on disposition of properties, net	459,257	211,697	726,190	407,447
Gain on disposition of properties, net	7,988	931,830	8,861	932,941
Operating income	467,245	1,143,527	735,051	1,340,388

Other Income (Expenses):
Equity in earnings (loss) of unconsolidated entities	36	(12,062)	(1,797)	(19,702)
Other income, net	137,944	37,747	183,286	70,520
Interest expense	(113,943)	(109,383)	(230,327)	(207,847)
Loss on debt extinguishment and modifications	—	—	(4,119)	—
Income tax expense	(33,675)	(12,883)	(49,683)	(30,018)
Net income	457,607	1,046,946	632,411	1,153,341
Net loss attributable to noncontrolling interests	4,682	6,210	13,152	12,789
Net income attributable to Digital Realty Trust, L.P.	462,289	1,053,156	645,563	1,166,130
Preferred units distributions	(10,181)	(10,181)	(20,362)	(20,362)
Net income available to common unitholders	$452,108	$1,042,975	$625,201	$1,145,768
Net income per unit available to common unitholders:
Basic	$1.26	$3.04	$1.76	$3.34
Diluted	$1.22	$2.95	$1.69	$3.23
Weighted average common units outstanding:
Basic	360,181	343,546	355,698	343,073
Diluted	367,605	351,691	363,462	351,239

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$457,607	$1,046,946	$632,411	$1,153,341
Other comprehensive income (loss):
Foreign currency translation adjustments	25,684	443,651	(74,817)	730,057
Increase in fair value of derivatives	20,693	1,872	48,505	24,193
Reclassification to interest expense from derivatives	(5,208)	(5,954)	(10,011)	(14,610)
Other comprehensive income (loss)	41,169	439,569	(36,323)	739,640
Comprehensive income	$498,776	$1,486,515	$596,088	$1,892,981
Comprehensive (income) attributable to noncontrolling interests	(45,808)	(42,712)	(4,392)	(75,803)
Comprehensive income attributable to Digital Realty Trust, L.P.	$452,968	$1,443,803	$591,696	$1,817,178

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2026	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of March 31, 2026	$1,594,718	30,200,000	$731,690	348,924,263	$23,149,948	6,292,089	$443,856	$(529,888)	$6,690	$23,802,296
Conversion of limited partner common units to general partner common units	—	—	—	155,804	8,550	(155,804)	(8,550)	—	—	—
Effect of equity compensation plans	—	—	—	59,278	25,329	11,142	—	—	—	25,329
Issuance of common units, net of costs	—	—	—	8,560,511	1,625,116	—	—	—	—	1,625,116
Common stock issued in connection with acquisition of Blackstone joint venture interests	—	—	—	12,310,249	2,346,087	—	—	—	—	2,346,087
Common units issued in connection with the Astra acquisition	—	—	—	—	—	517,475	103,981	—	—	103,981
Reclassification of vested share-based awards	—	—	—	—	(10,865)	—	10,865	—	—	—
Adjustment to redeemable partnership units	(73,439)	—	—	—	73,439	—	—	—	—	73,439
Distributions	(190)	—	(10,181)	—	(435,908)	—	(8,145)	—	—	(454,234)
Contributions from (distributions to) noncontrolling interests in consolidated entities	300	—	—	—	—	—	—	—	4,257	4,257
Net income (loss)	(4,113)	—	10,181	—	443,108	—	8,800	—	(369)	461,720
Other comprehensive income (loss)	50,006	—	—	—	—	—	—	(9,321)	484	(8,837)
Balance as of June 30, 2026	$1,567,282	30,200,000	$731,690	370,010,105	$27,224,804	6,664,902	$550,807	$(539,209)	$11,062	$27,979,154

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2026	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2025	$1,498,975	30,200,000	$731,690	343,557,430	$22,663,171	6,188,861	$431,600	$(485,342)	$5,880	$23,346,999
Conversion of limited partner common units to general partner common units	—	—	—	478,841	27,057	(478,841)	(27,057)	—	—	—
Effect of equity compensation plans	—	—	—	198,002	51,668	437,407	—	—	—	51,668
Issuance of common units, net of costs	—	—	—	13,465,583	2,495,682	—	—	—	—	2,495,682
Common stock issued in connection with acquisition of Blackstone joint venture interests	—	—	—	12,310,249	2,346,087	—	—	—	—	2,346,087
Common units issued in connection with the Astra acquisition	—	—	—	—	—	517,475	103,981	—	—	103,981
Reclassification of vested share-based awards	—	—	—	—	(45,311)	—	45,311	—	—	—
Adjustment to redeemable partnership units	64,796	—	—	—	(64,796)	—	—	—	—	(64,796)
Distributions	(380)	—	(20,362)	—	(860,955)	—	(15,748)	—	—	(897,065)
Contributions from (distributions to) noncontrolling interests in consolidated entities	300	—	—	—	—	—	—	—	4,101	4,101
Net income (loss)	(12,349)	—	20,362	—	612,201	—	12,720	—	(523)	644,760
Other comprehensive income (loss)	15,940	—	—	—	—	—	—	(53,867)	1,604	(52,263)
Balance as of June 30, 2026	$1,567,282	30,200,000	$731,690	370,010,105	$27,224,804	6,664,902	$550,807	$(539,209)	$11,062	$27,979,154

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended June 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of March 31, 2025	$1,459,322	30,200,000	$731,690	336,743,461	$21,490,782	6,348,995	$441,048	$(951,966)	$7,280	$21,718,834
Conversion of limited partner common units to general partner common units	—	—	—	86,587	7,202	(86,587)	(7,202)	—	—	—
Effect of equity compensation plans	—	—	—	54,631	24,422	9,517	—	—	—	24,422
Issuance of common units, net of costs	—	—	—	3,487,397	604,179	—	—	—	—	604,179
Reclassification of vested share-based awards	—	—	—	—	(1,758)	—	1,758	—	—	—
Adjustment to redeemable partnership units	4,844	—	—	—	(4,844)	—	—	—	—	(4,844)
Distributions	(190)	—	(10,181)	—	(415,365)	—	(7,561)	—	—	(433,107)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	1,871	1,871
Net income (loss)	(5,535)	—	10,181	—	1,021,975	—	20,520	—	(195)	1,052,481
Other comprehensive income (loss)	47,448	—	—	—	—	—	—	390,647	1,474	392,121
Balance as of June 30, 2025	$1,505,889	30,200,000	$731,690	340,372,076	$22,726,593	6,271,925	$448,563	$(561,319)	$10,430	$23,355,957

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Six Months Ended June 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2024	$1,433,185	30,200,000	$731,690	336,636,742	$21,790,990	6,134,812	$426,183	$(1,212,367)	$6,099	$21,742,595
Conversion of limited partner common units to general partner common units	—	—	—	90,990	7,572	(90,990)	(7,572)	—	—	—
Effect of equity compensation plans	—	—	—	156,947	49,435	228,103	—	—	—	49,435
Issuance of common units, net of costs	—	—	—	3,487,397	605,163	—	—	—	—	605,163
Reclassification of vested share-based awards	—	—	—	—	(21,699)	—	21,699	—	—	—
Adjustment to redeemable partnership units	(654)	—	—	—	654	—	—	—	—	654
Distributions	(380)	—	(20,362)	—	(827,290)	—	(15,217)	—	—	(862,869)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	1,736	1,736
Net income (loss)	(11,680)	—	20,362	—	1,121,768	—	23,470	—	(579)	1,165,021
Other comprehensive income (loss)	85,418	—	—	—	—	—	—	651,048	3,174	654,222
Balance as of June 30, 2025	$1,505,889	30,200,000	$731,690	340,372,076	$22,726,593	6,271,925	$448,563	$(561,319)	$10,430	$23,355,957

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$632,411	$1,153,341
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(8,861)	(932,941)
Equity in loss of unconsolidated entities	1,797	19,702
Distributions from unconsolidated entities	90,217	74,009
Depreciation and amortization	1,006,617	904,176
Amortization of share-based compensation	54,281	45,891
Loss on debt extinguishment and modifications	4,119	—
Straight-lined rents and amortization of above and below market leases	(46,542)	(46,015)
Amortization of deferred financing costs and debt discount / premium	16,310	15,186
Other operating activities, net	(49,307)	7,797
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(139,032)	(240,721)
Increase in accounts payable and other liabilities	33,217	39,897
Net cash provided by operating activities	1,595,227	1,040,322
Cash flows from investing activities:
Improvements to investments in real estate	(1,784,229)	(1,491,626)
Cash paid for business combination / asset acquisitions, net of cash acquired	(2,170,016)	(217,883)
Investments in and advances to unconsolidated entities	(445,405)	(215,292)
Return of investment from unconsolidated entities	35,828	148,137
Proceeds from sale / contribution of assets	171,320	1,077,354
Other investing activities, net	(54,045)	(42,530)
Net cash used in investing activities	(4,246,547)	(741,840)
Cash flows from financing activities:
Proceeds from credit facilities	381,697	821,522
Payments on credit facilities	(554,655)	(1,958,565)
Borrowings on secured / unsecured debt	39,293	1,868,893
Repayments on secured / unsecured debt	(56,638)	(495,800)
Capital (distribution to) contributions from noncontrolling interests, net	4,401	1,736
General partner contributions	2,495,682	605,163
Payments of dividends and distributions	(1,325,782)	(1,281,910)
Other financing activities, net	(3,757)	(23,205)
Net cash provided by (used in) financing activities	980,241	(462,166)
Net decrease in cash, cash equivalents and restricted cash	(1,671,079)	(163,684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	79,426	(151,312)
Cash, cash equivalents and restricted cash at beginning of period	3,458,290	3,876,700
Cash, cash equivalents and restricted cash at end of period	$1,866,637	$3,561,704

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the SEC, and our other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our Investments in properties, net is below (in thousands):

Property Type	As of June 30, 2026	As of December 31, 2025
Land	$1,303,005	$1,247,624
Acquired ground lease	94	97
Buildings and improvements	31,411,898	29,152,994
Tenant improvements	985,306	958,583
	33,700,303	31,359,298
Accumulated depreciation and amortization	(10,736,127)	(9,993,596)
Investments in operating properties, net	22,964,176	21,365,702
Construction in progress and space held for development	9,770,384	4,976,785
Land held for future development	122,841	91,130
Investments in properties, net	$32,857,401	$26,433,617

Acquisitions

On June 30, 2026, the Company completed the acquisition of 64% blended partnership interests in the Digital Carver Dulles 9 JV, LLC and Digital Carver Brickyard JV, LLC joint ventures (collectively, the “joint ventures”) (the “June 2026 Acquisition”). Prior to the June 2026 Acquisition, the Company held the remaining 36% blended partnership interests in the joint ventures. The June 2026 Acquisition is being accounted for as an asset acquisition. After closing, each of the joint ventures became a wholly owned subsidiary of the Operating Partnership, which caused the Company to include the net book value of its 36% blended partnership interests as part of the purchase consideration. No gain or loss was recognized on the previously held interests. Additionally, the Company recognized $201 million of promote income, within Fee income and other and $14 million of promote expense within Other operating expenses on the condensed consolidated income statements. Promote income relates to incentive fees based primarily on the investment’s total return over certain financial hurdles related to the third party investor, which were achieved at the closing of the June 2026 Acquisition. Promote expense relates to the Digital Realty 2025 Carried Interest Plan (the “Carried Interest Plan”), which may award up to 50% of the promotes paid by third party investors to employees as cash awards. Prior to the close of the June 2026 Acquisition, no expense was recognized as it was not considered probable due to the uncertainty of achievement of the performance hurdles. As of June 30, 2026, the Company has unrecognized compensation cost of $35 million with a weighted-average service period of two years. Promote expense is expected to be paid on the applicable vesting dates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 805-50, the transaction was treated as a step-acquisition of assets using a cost-accumulation model. The aggregate costs of the acquisition of approximately $5.2 billion to be allocated was established by combining the historical carrying value of the Company's blended 36% interest ($494 million), the cash and equity paid for the remaining blended 64% interest ($3.5 billion), the company-earned promote ($201 million), direct capitalized transaction costs ($30 million) and the fair value of the assumed debt ($726 million) and other liabilities ($222 million).

The following table summarizes how the aggregated costs were allocated to the individual tangible and intangible real estate assets based on their relative fair values on the acquisition date (in thousands):

Identified assets and assumed liabilities
Investments in properties, net	$4,894,339
Cash and cash equivalents	115,425
Accounts and other receivables, net	125,084
Other assets	962
Total value of identified tangible assets	5,135,810

Customer relationship value, deferred leasing costs and other intangibles, net	585,816
Acquired below-market leases(1)	(501,044)
Total value of identified intangible assets	84,772

Total purchase price	$5,220,582

Secured and other debt, net	(725,638)
Accounts payable and other accrued liabilities	(222,372)
Total value of assumed liabilities	$(948,010)
(1)	Acquired below-market leases are classified within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets.

The fixed and intangible assets will be depreciated over their respective useful lives as follows:

●	Land, Buildings, and Improvements: Buildings are depreciated on a straight-line basis over an estimated remaining useful life of 5-39 years. Land is not depreciated.
●	Customer Relationship Value: Amortized to amortization expense on a straight-line basis over an estimated useful life of 10-15 years.
●	In-Place Lease Value: Amortized to amortization expense on a straight-line basis over the remaining non-cancelable lease terms (weighted-average of 13 years plus any lease extension option periods).
●	Below-Market Leases: Amortized as an increase to rental income over the remaining non-cancelable lease terms (weighted-average of 13 years plus any lease extension option periods).

During the three months ended June 30, 2026, we completed several additional acquisitions, including two land parcels totaling approximately 355 acres in the Atlanta metro area for $21 million, two data centers and associated land in Cyberjaya, Malaysia for $137 million, and a 27-acre site in Marseille, France for $55 million. Prior to acquiring the Marseille site, we leased the property; accordingly, upon acquisition we derecognized finance lease right-of-use assets and finance lease liabilities of $52 million and $54 million, respectively. In April 2026, our Operating Partnership also acquired approximately 1,440 acres of development land at Astra Enterprise Park, located near Kansas City, (the “April 2026 Acquisition”) for total consideration of $482 million, comprised of $377.6 million in cash and 517,475 common units of limited partnership interest in our Operating Partnership with a fair value of $104.0 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dispositions

During the quarter, Digital Realty sold a non-core asset in the Atlanta metro area, which was held for sale as of March 31, 2026, for gross proceeds of $25 million. The non-core asset had an aggregate carrying value of approximately $23 million. In May, we contributed two development projects to Digital Realty DC Partners NA Fund (the “Fund”), with an aggregate carrying value of approximately $439 million, for gross proceeds of $447 million and recognized a gain on disposition of approximately $8 million.

These assets were not representative of a significant component of our portfolio, nor will the dispositions or contributions represent a significant shift in our strategy.

3. Leases

Lessor Accounting

We generate most of our revenue by leasing operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, some of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third party vendors and bearing the associated credit risk. As of June 30, 2026, our two largest customers accounted for approximately 11% and 10%, respectively, of our total revenue. No other individual customer makes up more than 10% of our total revenue.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of June 30, 2026, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of June 30, 2026, the termination dates of these ground leases generally range from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2026 to 2037.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease, plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $40.4 million and $40.1 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $81.6 million and $78.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2026	December 31, 2025
Accounts receivable – trade	$879,029	$815,146
Allowance for doubtful accounts	(73,428)	(86,351)
Accounts receivable – trade, net	805,601	728,795

Accounts receivable – customer recoveries	213,429	213,023
Value-added tax receivables	110,673	109,816
Accounts receivable – installation fees	208,691	119,295
Other receivables	226,561	187,966
Accounts and other receivables, net	$1,564,955	$1,358,895

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

	Balance as of	Balance as of
(Amounts in thousands):	June 30, 2026	December 31, 2025
Deferred rent receivables	$793,597	$752,531
Allowance for deferred rent receivables	(1,552)	(1,624)
Deferred rent, net	$792,045	$750,907

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	June 30, 2026	December 31, 2025
Americas (1)	$2,170,425	$1,995,074
APAC (2)	673,671	707,368
EMEA (3)	269,375	269,344
Global (4)	434,826	456,117
Total	$3,548,297	$3,427,903

Includes the following unconsolidated entities along with our ownership percentage as of June 30, 2026:

(1)	Ascenty (49%), Blackstone (50%), Clise (50%), GI Partners (ranging from 20% to 25%), Mapletree (20%), Menlo (20%), Mitsubishi (20%), Realty Income (20%), TPG Real Estate (20%), Digital Realty DC Partners NA Fund (the “Fund”) (ranging from 20% to 62.5%) and Walsh (88%).
(2)	Digital Connexion (33%), Digital Realty Bersama (50%), Lumen (50%) and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (ranging from 10% to 35%).

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

Digital Realty DC Partners NA Fund – During the first half of 2025, the Company launched the Fund, successfully raising more than $3 billion of equity commitments to date. As of March 31, 2026, the Fund owned an 80% interest in each individual asset, while the Company retained the remaining 20% ownership and less than a 2% direct interest in the Fund. In May 2026, we contributed two development assets to the Fund, while retaining ownership interests of 58.1% and 62.5% in the respective assets. The Company will continue to serve as general partner, maintaining operational and management responsibilities for the assets. However, certain governance rights are granted to the limited partners. As such, we continue to conclude we do not own a controlling interest and account for our interest in the assets under the equity method of accounting.

DCREIT – Digital Core REIT is a standalone real estate investment trust formed under Singapore law, which is publicly traded on the Singapore Exchange under the ticker symbol “DCRU”. DCREIT owns 11 operating data center properties. The Company has ownership interest in the units of DCREIT, as well as ownership interests in the operating properties of DCREIT.

As of June 30, 2026, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s 32% interest in DCREIT consisted of 421 million units and 420 million units as of June 30, 2026 and December 31, 2025, respectively. Based on the closing price per unit of $0.51 as of June 30, 2026 and December 31, 2025, the fair value of the units the Company owned in DCREIT was approximately $215 million and $214 million as of June 30, 2026 and December 31, 2025, respectively.

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.7 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $5.4 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively, which are recorded as Fee income and other on the condensed consolidated income statements.

Ascenty – In addition to the Company’s 49% ownership interest in Ascenty, there is also an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $23 million as of June 30, 2026 and December 31, 2025. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Changes in the value of goodwill at June 30, 2026 as compared to December 31, 2025 were driven by changes in exchange rates associated with goodwill balances denominated in foreign currencies.

7. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	June 30, 2026			December 31, 2025
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$3,149,616	$(1,346,988)	$1,802,628	$2,921,841	$(1,271,137)	$1,650,704
Acquired in-place lease value	1,294,158	(877,905)	416,253	987,495	(853,333)	134,162
Other	114,892	(62,216)	52,676	114,397	(61,403)	52,994
Acquired above-market leases	110,456	(109,614)	842	111,036	(109,352)	1,684
Acquired below-market leases	(724,897)	195,206	(529,691)	(241,779)	209,607	(32,172)
Total	$3,944,225	$(2,201,517)	$1,742,708	$3,892,990	$(2,085,618)	$1,807,372

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $60.9 million and $56.7 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $120.2 million and $113.8 million for the six months ended June 30, 2026 and 2025, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $1.3 million for the three months ended June 30, 2026 and 2025, and approximately $2.8 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing July 1, 2026 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Other	Acquired above-market leases	Acquired below-market leases
2026	$191,092	$34,567	$4,177	$78	$(6,139)
2027	381,987	60,136	5,775	20	(26,286)
2028	337,740	36,758	6,615	299	(38,776)
2029	267,637	29,017	6,687	266	(39,521)
2030	267,637	26,056	6,687	179	(39,521)
Thereafter	356,535	229,719	22,735	—	(379,448)
Total	$1,802,628	$416,253	$52,676	$842	$(529,691)

8. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	June 30, 2026		December 31, 2025
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	1.70%	$726,207	2.63%	$918,540
Unsecured term loans	3.08%	428,325	2.73%	440,475
Unsecured senior notes	2.60%	16,019,337	2.60%	16,321,227
Secured and other debt(1)(2)	7.49%	1,593,735	9.02%	876,528
Total	2.99%	$18,767,604	2.90%	$18,556,770
(1)	In March 2026, we voluntarily paid down Teraco debt of $53 million. The paydown resulted in a loss on debt extinguishment and modifications of approximately $4.1 million.
(2)	As part of the June 2026 Acquisition, we assumed a construction loan in the amount of $726 million. The current maturity date for the loan is December 24, 2027, and is subject to two 12-month extension options exercisable by us.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	June 30, 2026		December 31, 2025
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,430,016	18.3%	$2,922,170	15.8%
British pound sterling (£)	1,193,580	6.4%	1,212,750	6.5%
Euro (€)	11,804,765	62.9%	12,199,575	65.7%
Other	2,339,243	12.4%	2,222,275	12.0%
Total	$18,767,604		$18,556,770

The table below summarizes debt maturities and principal payments as of June 30, 2026 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2026	$—	$428,325	$340,176	$56,668	$825,169
2027	—	—	1,185,550	979,147	2,164,697
2028	—	—	2,121,100	408,815	2,529,915
2029	726,207	—	2,848,161	26,706	3,601,074
2030	—	—	1,586,060	81,225	1,667,285
Thereafter	—	—	7,938,290	41,174	7,979,464
Subtotal	$726,207	$428,325	$16,019,337	$1,593,735	$18,767,604
Unamortized net discounts	—	—	(41,661)	—	(41,661)
Unamortized deferred financing costs	(16,451)	(644)	(70,882)	(2,617)	(90,594)
Total	$709,756	$427,681	$15,906,794	$1,591,118	$18,635,349
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	The €375.0 million Euro Term Loan Facility is subject to a maturity extension option of one year, provided that the Operating Partnership must pay a 0.125% extension fee based on the then outstanding principal amount of such facility commitments then outstanding. In July 2026, we exercised the one-year maturity extension option; the current maturity date is August 11, 2027.

Global Revolving Credit Facilities

We have a Global Revolving Credit Facility under which we may draw up to $4.2 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pound sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of June 30, 2026, approximately $82.0 million of letters of credit were issued.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese yen of up to ¥42.5 billion (approximately $262 million based on the exchange rate on June 30, 2026).

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of June 30, 2026, we were in compliance with all of such covenants for both of these revolving credit facilities.

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	June 30, 2026	December 31, 2025
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	340,176	346,918
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	185,550	189,228
3.700% notes due 2027(1)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(1)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	571,100	587,300
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	333,991	340,611
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	464,170	471,625
1.875% Exchangeable Notes due 2029(1)		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	1,150,000
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	856,650	880,950
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	729,410	741,125
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	571,100	587,300
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,142,200	1,174,600
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	856,650	880,950
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	856,650	880,950
3.750% notes due 2033		€600,000	$691,680	Jan 15, 2033	685,320	704,760
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	970,870	998,410
3.875% notes due 2034		€850,000	$-	Jul 15, 2034	970,870	998,410
3.875% notes due 2035		€850,000	$876,180	Mar 15, 2035	970,870	998,410
4.250% notes due 2037		€800,000	$922,240	Nov 20, 2037	913,760	939,680
					$16,019,337	$16,321,227
Unamortized discounts, net of premiums					(41,661)	(46,316)
Deferred financing costs, net					(70,882)	(80,470)
Total unsecured senior notes, net of discount and deferred financing costs					$15,906,794	$16,194,441
(1)	Subject to cross-currency swaps.

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2026, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Earnings per Common Share or Unit

The following is a summary of basic and diluted earnings per share (“EPS”) / earnings per unit (“EPU”) (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders	$443,108	$1,021,975	$612,201	$1,121,768
Loss attributable to redeemable noncontrolling interest (1)	(4,313)	(6,015)	(12,629)	(12,210)
Net income available to common stockholders - diluted EPS	$438,795	$1,015,960	$599,572	$1,109,558

Denominator:
Weighted average shares outstanding—basic	354,118	337,589	349,591	337,139
Potentially dilutive common shares:
Unvested incentive units	193	67	178	66
Unvested restricted stock	137	80	99	78
Market performance-based awards	137	216	138	219
Redeemable noncontrolling interest shares (1)	6,957	7,782	7,349	7,803
Weighted average shares outstanding—diluted	361,542	345,734	357,355	345,305
Income per share:
Basic	$1.25	$3.03	$1.75	$3.33
Diluted	$1.21	$2.94	$1.68	$3.21

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common unitholders	$452,108	$1,042,975	$625,201	$1,145,768
Loss attributable to redeemable noncontrolling interest (1)	(4,313)	(6,015)	(12,629)	(12,210)
Net income available to common unitholders - diluted EPS	$447,795	$1,036,960	$612,572	$1,133,558

Denominator:
Weighted average units outstanding—basic	360,181	343,546	355,698	343,073
Potentially dilutive common units:
Unvested incentive units	193	67	178	66
Unvested restricted units	137	80	99	78
Market performance-based awards	137	216	138	219
Redeemable noncontrolling interest shares (1)	6,957	7,782	7,349	7,803
Weighted average units outstanding—diluted	367,605	351,691	363,462	351,239
Income per unit:
Basic	$1.26	$3.04	$1.76	$3.34
Diluted	$1.22	$2.95	$1.69	$3.23
(1)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders (“Rollover Shareholders”) have the right to put their shares in an upstream parent company of Teraco (“Remaining Interest”) to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Exchangeable Notes	6,624	6,624	6,624	6,624
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,063	5,957	6,107	5,934
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,061	1,160	1,104	1,257
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,115	1,220	1,161	1,322
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	1,830	2,001	1,905	2,168
Total	16,693	16,962	16,901	17,305

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an ATM Equity OfferingSM Sales Agreement dated December 23, 2024 (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. From April 1, 2026 through May 3, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $435.2 million from the issuance of approximately 2.4 million common shares under the 2024 Sales Agreement at an average price of $181.21 per share after payment of approximately $2.2 million of commissions to the agents.

On May 4, 2026, our Parent and our Operating Partnership entered into a new ATM Equity OfferingSM Sales Agreement (the “2026 Sales Agreement”), pursuant to which, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $7.5 billion through various named agents from time to time. The 2024 Sales Agreement was terminated in connection with entry into the 2026 Sales Agreement, and at the time of such termination, $569.9 million remained unsold under the 2024 Sales Agreement. From May 4, 2026 through June 30, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $1.2 billion from the issuance of approximately 6.2 million common shares under the 2026 Sales Agreement at an average price of $191.63 per share after payment of approximately $6.2 million of commissions to the agents. As of June 30, 2026, $6.3 billion remains available for future sales under the 2026 Sales Agreement.

The sales of common stock made under the 2026 Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 12, 2026 (“exercise date”), two Rollover Shareholders delivered their irrevocable notice to exercise their put option with respect to approximately 16% of the total outstanding equity of Teraco. As a result of this exercise, the Company’s ownership interest in Teraco will increase, once settled, from 61% to 77%. Per the terms of the agreement, this obligation will be settled subsequent to the reporting period via the issuance of 3,425,031 shares of the Company’s common stock. The final number of shares was determined based on the volume-weighted average price of the Company's stock over the 20 trading days prior to the exercise date. The put option exercise is expected to be settled in the second half of 2026, subject to customary closing conditions and regulatory approvals. Upon issuance of the common stock in the second half of 2026, redeemable noncontrolling interest will be extinguished and recorded as an increase to Common stock and Additional paid-in capital within permanent equity.

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest ($12.6 million and $12.2 million net loss for the six months ended June 30, 2026 and 2025, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Accumulated dividends in excess of earnings. These adjustments are not reflected on the Company’s condensed income statement but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis.

For the six months ended June 30, 2026, we made an adjustment of approximately $56.4 million to Redeemable NCI as the contractual redemption value of the Redeemable NCI was greater than its carrying value. The change in the redemption value was adjusted through Additional Paid in Capital.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	370,010	98.2%	343,557	98.2%
Noncontrolling interests consist of:
Common units held by third parties	4,294	1.2%	4,045	1.2%
Incentive units held by employees and directors (see Note 12. ''Incentive Plans'')	2,371	0.6%	2,144	0.6%
	376,675	100.0%	349,746	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,026.1 million and $952.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2026 and December 31, 2025, respectively.

The following table shows activity for noncontrolling interests in the Operating Partnership for the six months ended June 30, 2026 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2025	4,045	2,144	6,189
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(268)	—	(268)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(210)	(210)
Incentive units issued upon achievement of market performance condition	—	239	239
Grant of incentive units to employees and directors	—	198	198
Cancellation / forfeitures of incentive units held by employees and directors	—	—	—
Common units issued in connection with the Astra acquisition	517	—	517
As of June 30, 2026	4,294	2,371	6,665
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheets of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2026 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 19, 2026	March 31, 2026	$2,625	$3,071	$4,485	$425,047
May 12, 2026	June 30, 2026	2,625	$3,071	$4,485	$435,908
		$5,250	$6,142	$8,970	$860,955
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the six months ended June 30, 2026 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 19, 2026	March 31, 2026	$2,625	$3,071	$4,485	$432,840
May 12, 2026	June 30, 2026	2,625	3,071	4,485	444,195
		$5,250	$6,142	$8,970	$877,035
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2025	$(492,674)	$23,476	$(469,198)
Net current period change	(90,575)	37,749	(52,826)
Balance as of June 30, 2026	$(583,249)	$61,225	$(522,024)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2025	$(507,813)	$22,471	$(485,342)
Net current period change	(92,361)	38,494	(53,867)
Balance as of June 30, 2026	$(600,174)	$60,965	$(539,209)

12. Incentive Plans

The Company provides incentive awards in the form of common stock or awards convertible into common stock pursuant to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan, as amended.

For the three months ended June 30, 2026, the Talent and Compensation Committee of our Board of Directors granted an aggregate of 42,265 service-based restricted stock units covering shares of Digital Realty Trust, Inc. common stock and long-term incentive units of the Operating Partnership to certain employees, including executive officers. These awards are subject to vesting provisions and have a weighted-average grant date fair value of $186.93 per share and a weighted-average requisite service period of 3 years. The awards are subject to either (i) a service-vesting condition (the “service awards”) or (ii) both service- and performance-vesting conditions (the “performance awards”). The service awards generally vest over periods between two and four years. The performance awards generally vest based on continued service and either a financial performance condition (“Financial-Based Performance Awards”) or a market performance condition (“Market-Based Performance Awards”).

The valuation of service awards and Financial-Based Performance Awards is based solely on the fair value of our stock price on the date of grant. We use growth in core funds from operations per share as the performance measurement in the Financial-Based Performance Awards that were granted in the six months ended June 30, 2026. For the six months ended June 30, 2026, the grant date fair value of these awards was $14.5 million.

We use a Monte Carlo simulation option-pricing model to determine the fair value of our Market-Based Performance Awards. We used total shareholder return as the market measurement for these awards that were granted in the six months ended June 30, 2026. For the six months ended June 30, 2026, the grant date fair value of these awards was $14.5 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of June 30, 2026 and December 31, 2025, we had cross-currency interest rate swaps outstanding with notional amounts of $2.2 billion and maturity dates ranging through 2029.

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Cross-currency interest rate swaps (included component) (1)		$29,487	$(134,076)	$63,250	$(226,415)
Cross-currency interest rate swaps (excluded component) (2)		(17,573)	5,210	(12,593)	33,616
Total		$11,914	$(128,866)	$50,657	$(192,799)

	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	gain or (loss)	2026	2025	2026	2025
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$7,043	$6,195	$13,689	$13,794
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of June 30, 2026, we estimate that an additional $0.1 million will be reclassified as a decrease to interest expense during the twelve months ended June 30, 2027, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$(37)	$(1,521)	$(13,334)	$(9,647)

	Location of	Three Months Ended June 30,		Six Months Ended June 30,
	gain or (loss)	2026	2025	2026	2025
Interest rate swaps	Interest expense	$(1,835)	$(241)	$(3,679)	$817

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$34,838	$216,631	$30,093	$262,543
Interest rate swaps	8,095	13,553	5,865	29,443
	$42,933	$230,184	$35,958	$291,986
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

14. Fair Value

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2025 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and the Euro Term Loan Facility approximates the estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and the fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on June 30, 2026 and December 31, 2025 as compared to those in effect when the debt was issued or assumed. As described in Note 13. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facilities, unsecured senior notes and secured and other debt as of the respective periods are shown below (in thousands):

	Categorization	As of June 30, 2026		As of December 31, 2025
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$726,207	$726,207	$918,540	$918,540
Unsecured term loans (1)	Level 2	428,325	428,325	440,475	440,475
Unsecured senior notes (2)	Level 2	15,451,906	16,019,337	15,646,232	16,321,227
Secured and other debt (2)	Level 2	1,591,017	1,593,735	873,504	876,528
		$18,197,455	$18,767,604	$17,878,751	$18,556,770
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

15. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2026, we had open commitments, including amounts reimbursable by customers of approximately $320.1 million, related to construction contracts of approximately $4.1 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2026, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

Insurance – In September 2024, an incident at one of our Singapore data centers resulted in damages to the facility. During the three months ended June 30, 2026, we received final insurance settlement proceeds of approximately $120.4 million, which includes $112.8 million recognized in Other income, net in the condensed consolidated income statement. The remaining $7.6 million was applied against the insurance receivable balance included in Other assets in the condensed consolidated balance sheets as of December 31, 2025.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of June 30, 2026, and December 31, 2025:

	Balance as of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,864,796	$3,451,647
Restricted cash (included in Other assets)	1,841	6,643
Total	$1,866,637	$3,458,290

We paid $155.7 million and $161.2 million for interest, net of amounts capitalized, for the six months ended June 30, 2026 and 2025, respectively.

We paid $45.5 million and $72.5 million for income taxes, net of refunds, for the six months ended June 30, 2026 and 2025, respectively.

Accrued construction related costs totaled $869.7 million and $517.5 million as of June 30, 2026 and 2025, respectively.

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

	Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Inside the United States	$1,091.7	$780.7	$1,930.7	$1,542.3
Outside the United States	832.3	712.5	1,628.5	1,358.5
Revenue Outside of U.S. %	43.3%	47.7%	45.8%	46.8%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
(Amounts in millions)	2026	2025	2026	2025
Inside the United States	$16,217.8	$10,221.1	$454.4	$489.2
Outside the United States	16,639.6	16,212.5	638.6	646.4

Net Assets in Foreign Operations	$9,416.3	$9,274.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center capacity, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center capacity contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center capacity; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development capacity, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; increased tariffs, global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center capacity that we lease or sublease from third parties; information security, cyberattacks, security breaches and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

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

Summary of 2026 Significant Activities

We completed the following significant activities during the six months ended June 30, 2026:

●	During the three months ended March 31, 2026, we closed on acquisitions totaling approximately $280 million in the aggregate, primarily in Investments in properties, net in Sofia, Bulgaria, Milan, Italy, Portland and Atlanta.
●	In April 2026, our Operating Partnership acquired approximately 1,440 acres of development land at Astra Enterprise Park, located near Kansas City, for total consideration of $482 million, comprised of $377.6 million in cash and 517,475 common units of limited partnership interest in our Operating Partnership with a fair value of $104.0 million.
●	During the three months ended June 30, 2026, we completed several additional acquisitions, including two land parcels totaling approximately 355 acres in the Atlanta metro area for $21 million, two data centers and associated land in Cyberjaya, Malaysia for $137 million, and a 27-acre site in Marseille, France for $55 million.
●	In June 2026, we completed the acquisition of 64% blended partnership interests in the Digital Carver Dulles 9 JV, LLC and Digital Carver Brickyard JV, LLC joint ventures. Prior to this transaction, the Company held the remaining 36% blended partnership interests. The newly developed assets are expected to be fully stabilized in the first half of 2027 and first half of 2028. Total consideration for our joint venture partners’ equity interests in the assets was approximately $3.5 billion, including $1.2 billion of cash and 12.3 million shares of Digital Realty common stock.

●	In May 2026, we contributed two development projects to Digital Realty DC Partners NA Fund (the “Fund”), with an aggregate carrying value of approximately $439 million, for gross proceeds of $447 million and recognized a gain on disposition of approximately $8 million.
●	During the six months ended June 30, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $2.5 billion under its ATM Equity OfferingSM program from the issuance of approximately 13.5 million common shares at an average price of $184.94 per share after payment of approximately $12.6 million of commissions to the agents. As of June 30, 2026, $6.3 billion remains available for future sales.

Revenue Base

Most of our revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. A summary of our data center portfolio and the DLR Share of White Space IT Load (excluding capacity under development or held for development) is shown below.

	As of June 30, 2026			As of December 31, 2025
Region	Data Centers	White Space IT Load (MW) (1)	Occupancy (2)	Data Centers	White Space IT Load (MW) (1)	Occupancy (2)
Americas	156	1,421	95.2%	158	1,324	93.6%
EMEA	130	870	81.9%	129	822	83.8%
APAC	24	225	85.9%	24	217	84.2%
Consolidated Portfolio	310	2,515	89.8%	311	2,363	89.3%

Note: Table excludes data centers held for sale or contribution. Total amounts may differ due to rounding.

(1)	White Space IT Load represents uninterruptible power systems backed utility power in megawatts dedicated to Digital Realty’s operated data center capacity.
(2)	Occupancy excludes capacity under active development and capacity held for development.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of June 30, 2026, our average remaining lease term was approximately four years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity (DLR’s share) in the six months ended June 30, 2026 (net rentable square feet (“NRSF”) in thousands):

	0-1 MW	> 1 MW	Other
	(Based on kW)	(Based on kW)	(Based on NRSF)(3)
Leasing Activity - New(1)(2)
Annualized GAAP Rent (in thousands)	$166,774	$424,327	$1,060
Kilowatt Leased / NRSF	52,745	202,219	22
Weighted Average Lease Term (years)	4.2	12.2	4.3
GAAP rent per Kilowatt / NRSF	$263	$175	$47
Leasing cost per Kilowatt / NRSF	$21	$—	$2

Leasing Activity - Renewals(1)(2)
Kilowatt Leased / NRSF	79,367	50,209	167
Weighted Average Lease Term (years)	1.4	4.2	4.5
Expiring cash rent per Kilowatt / NRSF	$302	$150	$31
Renewed cash rent per Kilowatt / NRSF	$318	$248	$37
Leasing cost per Kilowatt / NRSF	$1	$—	$1
(1)	Excludes short-term, roof, storage, and garage leases.
(2)	Includes leases for new and re-leased capacity.
(3)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
June 30, 2026
Metropolitan Area	Total annualized rent (1)
Northern Virginia	21.9%
Frankfurt	6.2%
Chicago	6.2%
Singapore	5.7%
London	5.0%
Amsterdam	4.6%
Dallas	4.3%
Paris	4.2%
New York	4.1%
Silicon Valley	4.0%
Johannesburg	2.5%
Other	31.3%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at DLR’s share. The aggregate amount of abatements for the six months ended June 30, 2026 was approximately $6.8 million.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the six months ended June 30, 2026 as compared to December 31, 2025 is shown below:

IT Capacity in kW	Stabilized	Non-Stabilized	Total
As of December 31, 2025	1,378,207	746,255	2,124,462
Dispositions / Sales	(2,250)	(2,250)	(4,500)
New development and space reconfigurations	(3,325)	96,602	93,277
Transfers to stabilized from non-stabilized	246,234	(246,234)	—
Transfers to non-stabilized from stabilized	(2,290)	2,290	—
As of June 30, 2026	1,616,576	596,663	2,213,239

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025

Revenues

Total operating revenues as shown on our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Stabilized	$1,271,639	$1,175,798	$95,841	8.2%	2,519,477	$2,310,329	$209,148	9.1%
Non-Stabilized	402,994	281,562	121,432	43.1%	755,383	533,892	221,491	41.5%
Rental and other services	1,674,633	1,457,360	217,273	14.9%	3,274,860	2,844,221	430,639	15.1%
Fee income and other	249,407	35,790	213,617	596.9%	284,353	56,566	227,787	402.7%
Total operating revenues	$1,924,040	$1,493,150	$430,890	28.9%	$3,559,213	$2,900,787	$658,426	22.7%

Total operating revenues increased by approximately $430.9 million and $658.4 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

Stabilized rental and other services revenue increased by approximately $95.8 million and $209.1 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to increases in new leasing and renewals and higher utilities reimbursements across all regions along with the strengthening of foreign exchange rates, primarily the Euro, British pound sterling and Singapore dollar.

Non-stabilized rental and other services revenue increased by approximately $121.4 million and $221.5 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to:

(i)	increases of $145.1 million and $284.7 million, respectively, due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Frankfurt, Paris and Johannesburg); and
(ii)	offset by decreases of $23.7 million and $63.2 million, respectively, related to properties sold or contributed since June 30, 2025.

Fee income and other increased by approximately $213.6 million and $227.8 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to $201 million of promote income related to achievement of certain performance hurdles associated with the June 2026 Acquisition.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Stabilized	$298,503	$275,249	$23,254	8.4%	$596,279	$538,301	$57,978	10.8%
Non-Stabilized	97,951	64,039	33,912	53.0%	172,560	114,372	58,188	50.9%
Total Utilities	396,454	339,288	57,166	16.8%	768,839	652,673	116,166	17.8%

Stabilized	220,489	208,364	12,125	5.8%	428,446	394,433	34,013	8.6%
Non-Stabilized	70,919	59,360	11,559	19.5%	129,077	111,891	17,186	15.4%
Total Rental property operating and maintenance (excluding utilities)	291,408	267,724	23,684	8.8%	557,523	506,324	51,199	10.1%

Total Rental property operating and maintenance	687,862	607,012	80,850	13.3%	1,326,362	1,158,997	167,365	14.4%

Stabilized	49,819	44,432	5,387	12.1%	97,845	87,715	10,130	11.5%
Non-Stabilized	10,085	10,084	1	0.0%	21,822	20,140	1,682	8.4%
Total Property taxes and insurance	59,904	54,516	5,388	9.9%	119,667	107,855	11,812	11.0%

Total property level operating expenses	$747,766	$661,528	$86,238	13.0%	$1,446,029	$1,266,852	$179,177	14.1%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as property taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $23.3 million and $58.0 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to higher power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC, offset by rebates received mainly in EMEA.

Total non-stabilized utilities expenses increased by approximately $33.9 million and $58.2 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to:

(i)	an increase of approximately $38.3 million and $68.3 million due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Frankfurt and Cape Town); offset by
(ii)	a decrease of $4.0 million and $11.2 million related to properties sold or contributed after June 30, 2025.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $12.1 million and $34.0 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to increases in building operations expense, common area maintenance expense and data center labor.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $11.6 million and $17.2 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to increases in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $5.4 million and $10.1 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, due to timing of property tax assessments throughout our North American portfolio, primarily in Northern Virginia.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Depreciation and amortization	$507,106	$461,167	$45,939	10.0%	$1,006,617	$904,176	$102,441	11.3%
General and administrative	157,700	136,017	21,683	15.9%	312,458	259,557	52,901	20.4%
Transactions and integration	38,703	22,546	16,157	71.7%	54,388	62,448	(8,060)	(12.9)%
Other	13,508	195	13,313	6,827.2%	13,531	307	13,224	4,307.5%
Total other operating expenses	717,017	619,925	97,092	15.7%	1,386,994	1,226,488	160,506	13.1%
Total property level operating expenses	747,766	661,528	86,238	13.0%	1,446,029	1,266,852	179,177	14.1%
Total operating expenses	$1,464,783	$1,281,453	$183,330	14.3%	$2,833,023	$2,493,340	$339,683	13.6%

General and Administrative

General and administrative expenses increased $21.7 million and $52.9 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 due to higher head count along with increased information technology costs.

Transactions and Integration

Transactions and integration expenses increased $16.2 million and decreased $8.1 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was due to increased expenses for software development initiatives and higher transaction expenses, including an increase in German real estate transfer tax accrual along with expenses associated with various projects. The decrease was driven primarily by German real estate transfer taxes paid in 2025 related to the Interxion combination.

Equity in Earnings (Loss) of Unconsolidated Entities

The change in Equity in earnings (loss) of unconsolidated entities was approximately $12.1 million and $17.9 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation, as well as higher income in two of our unconsolidated joint ventures in the Americas region.

Other income, net

Other income, net increased $100.2 million and $112.8 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven primarily by insurance proceeds received in 2026 for business interruption lost revenue, coupled with insurance proceeds for property damage at a data center in Singapore.

Interest Expense

Interest expense increased $4.6 million and $22.5 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 driven primarily by higher unsecured senior notes interest expense tied to i) Euro Notes issued in June 2025 — €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034 and ii) Euro Notes issued in November 2025 — €600 million aggregate principal amount of 3.750% Guaranteed Notes due 2033 and €800 million aggregate principal amount of 4.250% Guaranteed Notes due 2037. This was offset by higher capitalized interest due to increased construction activity. In addition, we had lower interest expense associated with our credit facilities due to lower average balances in 2026 as compared to 2025.

Loss on Debt Extinguishment and Modifications

In March 2026, we voluntarily paid down Teraco debt of $53 million. The paydown resulted in a loss on debt extinguishment and modifications of approximately $4.1 million. We incurred no losses on debt extinguishment and debt modifications in the three months ended June 30, 2026.

We incurred no losses on debt extinguishment and debt modifications in the three and six months ended June 30, 2025.

Income Tax Expense

Income tax expense increased $20.8 million and $19.7 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was due to jurisdictional rate mix within the global group, mainly attributable to tax expense associated with the insurance settlement proceeds related to one of our facilities in Singapore. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

As of June 30, 2026, we are under examination for the taxable year ended December 31, 2021 within the United States, except that the examination of our Parent for such taxable year was closed with a no change determination on April 21, 2026. Additionally, we are under examination for various taxable years ended 2017 and onward within various foreign jurisdictions.

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

Our Parent and our Operating Partnership were parties to an ATM Equity OfferingSM Sales Agreement dated December 23, 2024 (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. From April 1, 2026 through May 3, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $435.2 million from the issuance of approximately 2.4 million common shares under the 2024 Sales Agreement at an average price of $181.21 per share after payment of approximately $2.2 million of commissions to the agents.

On May 4, 2026, our Parent and our Operating Partnership entered into a new ATM Equity OfferingSM Sales Agreement (the “2026 Sales Agreement”), pursuant to which, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $7.5 billion through various named agents from time to time. The 2024 Sales Agreement was terminated in connection with entry into the 2026 Sales Agreement, and at the time of such termination, $569.9 million remained unsold under the 2024 Sales Agreement. From May 4, 2026 through June 30, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $1.2 billion from the issuance of approximately 6.2 million common shares under the 2026 Sales Agreement at an average price of $191.63 per share after payment of approximately $6.2 million of commissions to the agents. As of June 30, 2026, $6.3 billion remains available for future sales under the 2026 Sales Agreement.

The sales of common stock made under the 2026 Sales Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our Parent has used and intends to use the net proceeds from the program to temporarily repay borrowings under our Operating Partnership’s Global Revolving Credit Facilities, to acquire additional properties or businesses, to fund development opportunities and for working capital and other general corporate purposes, including potentially for the repayment of other debt or the repurchase, redemption or retirement of outstanding debt securities.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the six months ended June 30, 2026, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of June 30, 2026, we had $1,864.8 million of cash and cash equivalents, excluding $1.8 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits and is included in Other assets on our Condensed Consolidated Balance Sheets. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties, including joint ventures;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of June 30, 2026. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

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

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At June 30, 2026, we had open commitments, related to construction contracts of approximately $4.1 billion, including amounts reimbursable of approximately $320.1 million.

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

Development Projects

We are investing in our portfolio, which includes consolidated and unconsolidated projects, to organically expand our capacity. As of June 30, 2026, we had 1,402 megawatts of projects underway across multiple metropolitan areas around the world, representing an approximately 82% increase of capacity under development as compared to December 31, 2025. As of June 30, 2026, 54% of the 1,402 megawatts of projects underway was pre-leased. As of June 30, 2026, we had over 7 gigawatts of additional future development capacity, of which approximately 70% came from locations with more than 100 megawatts of buildable capacity, 20% came from locations with between 25 megawatts and 100 megawatts of buildable capacity and 10% came from locations with less than 25 megawatts of buildable capacity. As of June 30, 2026, we estimate that the pre-tax stabilized cash yields on our total 1,402 megawatts of capacity under construction across the world is approximately 11.5%. Pre-tax estimated stabilized cash yields are based on total expected investment amounts and anticipated net operating income from leases signed or other assumptions based on market conditions. We calculate the anticipated stabilized net operating income for any given project by subtracting the project’s estimated stabilized operating expenses and depreciation and amortization from its estimated stabilized revenue, which we estimate based on leases signed and other assumptions based on market conditions. No assurance can be given that we will complete any of these projects on the terms currently contemplated, or at all, that the actual cost of any of these projects will not exceed our estimates or that the actual yield achieved by such projects will be consistent with our estimates.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Development projects	$1,477,072	$1,251,790
Enhancement and improvements	13,673	15,822
Recurring capital expenditures	136,339	97,388
Total capital expenditures (excluding indirect costs)	$1,627,084	$1,365,000

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the six months ended June 30, 2026 and 2025 were $157.1 million and $126.6 million, respectively. Capitalized interest comprised approximately $72.7 million and $59.5 million of the total indirect costs capitalized for the six months ended June 30, 2026 and 2025, respectively. Capitalized interest in the six months ended June 30, 2026 increased, compared to the same period in 2025, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the six months ended June 30, 2026 increased compared to the same period in 2025 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2026.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of July 29, 2026, we had approximately $3.6 billion of borrowings available under our Global Revolving Credit Facilities.

During the quarter, we sold a non-core asset in the Atlanta metro area for gross proceeds of approximately $25 million and recognized a gain on disposition of approximately $2.0 million. In May, we contributed two development projects to the Fund, with an aggregate carrying value of approximately $439 million, for gross proceeds of $447 million and recognized a gain on disposition of approximately $8 million.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and six months ended June 30, 2026, see Note 10. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of June 30, 2026 (in millions):

Debt Summary:
Fixed rate	$14,124
Variable rate debt subject to interest rate swaps	3,442
Total fixed rate debt (including interest rate swaps)	17,566
Variable rate—unhedged	1,202
Total	$18,768
Percent of Total Debt:
Fixed rate (including swapped debt)	93.6%
Variable rate	6.4%
Total	100.0%

Effective Interest Rate as of June 30, 2026
Fixed rate (including hedged variable rate debt)	3.03%
Variable rate	2.46%
Effective interest rate	2.99%

Our ratio of debt to total enterprise value was approximately 21.4% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2026 of $179.58). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month EURIBOR, TIBOR, SARON and JIBAR rates and 91-day CD rate, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of June 30, 2026, our debt had a weighted average term to initial maturity of approximately 4.4 years (or approximately 4.5 years assuming exercise of extension options).

As of June 30, 2026, our pro-rata share of secured debt of unconsolidated entities was approximately $2.0 billion.

Covenants

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes. These calculations, which are not based on U.S. GAAP, are presented to show our ability to incur additional debt under the terms of our senior notes as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of June 30, 2026, are:

		Unsecured	Unsecured
		Senior Notes	Senior Notes
Debt Covenant Ratios (1)		8.25% Cap(2)	7.25% Cap(3)
Total outstanding debt / total assets	Less than 60%	35%	30%
Secured debt / total assets	Less than 40%	6%	2%
Total unencumbered assets / unsecured debt	Greater than 150%	322%	354%
Consolidated EBITDA / interest expense (4)	Greater than 1.50x	5.2 x	5.2 x
(1)	For definitions of the terms used in the table above and related footnotes, please refer to the indentures which govern the notes, each as amended and which are filed as exhibits to our reports filed with the U.S. Securities and Exchange Commission.
(2)	Ratios for the Unsecured Senior Notes except for the 0.20% notes due 2026, 1.70% notes due 2027, 5.550% notes due 2028, 0.55% notes due 2029, 1.875% notes due 2029, 1.250% notes due 2031, 0.625% notes due 2031, 1.00% notes due 2032, 1.375% notes due 2032, 3.750% notes due 2033, 3.875% notes due 2033, 3.875% notes due 2034, 3.875% notes due 2035 and 4.250% notes due 2037.
(3)	Ratios for the 0.20% notes due 2026, 1.70% notes due 2027, 5.550% notes due 2028, 0.55% notes due 2029, 1.875% notes due 2029, 1.250% notes due 2031, 0.625% notes due 2031, 1.00% notes due 2032, 1.375% notes due 2032, 3.750% notes due 2033, 3.875% notes due 2033, 3.875% notes due 2034, 3.875% notes due 2035 and 4.250% notes due 2037.
(4)	Calculated as current quarter annualized consolidated EBITDA to current quarter annualized Interest Expense (including capitalized interest and debt discounts).

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands).

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$1,595,227	$1,040,322	$554,905
Net cash used in investing activities	(4,246,547)	(741,840)	(3,504,707)
Net cash provided by (used in) financing activities	980,241	(462,166)	1,442,407
Net decrease in cash, cash equivalents and restricted cash	$(1,671,079)	$(163,684)	$(1,507,395)

Cash provided by operating activities increased primarily due to:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	offset by the net impact of properties sold and contributed in 2025 and 2026.

The changes in the activities that comprise the increase in net cash used in investing activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 consisted of the following amounts (in thousands).

Change
2026 vs 2025
Increase in net cash used in business combinations / asset acquisitions	$(1,952,133)
Increase in cash used for improvements to investments in real estate	(292,603)
Increase in cash contributed to investments in unconsolidated entities, net	(342,422)
Decrease in net cash provided by proceeds from sale of real estate	(906,034)
Other changes	(11,515)
Increase in net cash used in investing activities	$(3,504,707)

The increase in net cash used in investing activities was primarily due to:

(i)	an increase in spend due to acquisitions of $2,170 million in 2026 compared to $218 million in 2025,
(ii)	an increase in spend on development projects and recurring capital expenditures of approximately $293 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	a decrease in cash provided by the sale or contributions of data centers due to:
●	approximately $171 million provided for the six months ended June 30, 2026:
i.	$141 million from the contribution of two development projects to the Fund; and
ii.	$31 million from the sale of non-core data centers in the Boston and Atlanta metro areas;
●	offset by approximately $1.1 billion provided for the six months ended June 30, 2025:
i.	a $62 million cash contribution made by Mitsubishi in January 2025, which increased their ownership in the joint venture from 65% to 80%;
ii.	cash provided by the contribution of development projects at the Digital Dulles campus to the joint venture with Blackstone in April 2025, for gross proceeds of approximately $77 million; and
iii.	cash provided by the contribution of data centers and development projects to the Fund in May 2025, for gross proceeds of approximately $937 million.

The changes in the activities that comprise the increase in net cash from financing activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 consisted of the following amounts (in thousands).

Change
2026 vs 2025
Decrease in cash from short-term borrowings	$964,085
Decrease in cash provided by proceeds from secured / unsecured debt	(1,829,600)
Decrease in cash used for repayment on secured / unsecured debt	439,162
Increase in cash provided by proceeds from issuance of common stock, net of costs	1,890,519
Increase in cash used for dividend and distribution payments	(43,872)
Other changes, net	22,113
Increase in net cash from financing activities	$1,442,407

The increase in net cash from financing activities was primarily due to:

(i)	decrease in cash from short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the issuance of the 3.875% Guaranteed Notes due 2035 in January 2025 and the issuance of the 3.875% Guaranteed Notes due 2034 in June 2025;
(iii)	a decrease in cash used for repayment:
●	$53 million voluntary paydown of Teraco debt in March 2026, compared to
●	$496 million on the GBP notes (4.250% notes due 2025) repaid in January 2025.
(iv)	an increase in cash provided by proceeds from the issuance of:
●	approximately 13.5 million shares of common stock, net of costs, of approximately $2.5 billion under our ATM program in 2026, compared to
●	approximately 3.5 million shares of common stock, net of costs, of approximately $605 million under our ATM program in 2025; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2026, amounted to 1.8% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of June 30, 2026, common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units of approximately 0.2 million issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Net Income Available to Common Stockholders	$443,108	$1,021,975	$612,201	$1,121,768
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	9,000	21,000	13,000	24,000
Real estate related depreciation and amortization (1)	499,106	451,050	990,071	883,702
Depreciation related to non-controlling interests	(24,292)	(21,038)	(48,018)	(40,518)
Unconsolidated JV real estate related depreciation and amortization	62,972	59,172	123,263	115,033
Gain from the disposition of real estate assets	(7,988)	(931,830)	(8,214)	(932,941)
FFO available to common stockholders and unitholders (2)	$981,906	$600,329	$1,682,303	$1,171,044
Basic FFO per share and unit	$2.73	$1.75	$4.73	$3.41
Diluted FFO per share and unit (2)(3)	$2.73	$1.75	$4.73	$3.42
Weighted average common stock and units outstanding
Basic	360,181	343,546	355,698	343,073
Diluted (2)(3)	367,605	351,691	363,462	351,239

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statements	$507,106	$461,167	$1,006,617	$904,175
Non-real estate depreciation	(8,000)	(10,117)	(16,546)	(20,473)
	$499,106	$451,050	$990,071	$883,702
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $19,979 and $15,022 for the three months ended June 30, 2026 and 2025, respectively, and $35,389 and $28,308 for the six months ended June 30, 2026 and 2025, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common stock and units outstanding	360,181	343,546	355,698	343,073
Add: Effect of dilutive securities	7,424	8,145	7,764	8,166
Weighted average common stock and units outstanding—diluted	367,605	351,691	363,462	351,239

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2026, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$14,124	$13,553
Variable rate debt subject to interest rate swaps	3,442	3,442
Total fixed rate debt (including interest rate swaps)	17,566	16,995
Variable rate debt	1,202	1,202
Total outstanding debt	$18,768	$18,197

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2026:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	7
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(7)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(210)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(197)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of June 30, 2026, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

During the three months ended June 30, 2026, Digital Realty Trust, Inc. issued 12,310,249 shares of non-voting common stock in connection with the June 2026 Acquisition in reliance upon the exemption from registration provided by Section 4(a)(2).

Digital Realty Trust, L.P.

During the three months ended June 30, 2026, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended June 30, 2026, Digital Realty Trust, Inc. issued an aggregate of 31,123 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2026, Digital Realty Trust, L.P. issued an aggregate of 31,123 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended June 30, 2026, an aggregate of 23,588 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 7,535 shares of common stock.

During the three months ended June 30, 2026, Digital Realty Trust, L.P. issued 517,475 restricted common units of partnership interest in Digital Realty Trust, L.P in connection with the Operating Partnership’s acquisition of approximately 1,440 acres of development land at Astra Enterprise Park. The common units were issued in reliance upon the exemption from registration provided by Section 4(a)(2).

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $54.5 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended	10-K	001-32336 and 000-54023	02/24/2025	3.1
3.2	Articles Supplementary Designating Non-Voting Common Stock of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	07/01/2026	3.1
3.3	Ninth Amended and Restated Bylaws of Digital Realty Trust, Inc.	8-K	001-32336 and 000-54023	04/03/2023	3.1
3.4	Certificate of Limited Partnership of Digital Realty Trust, L.P.	10	000-54023	06/25/2010	3.1
3.5	Nineteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.	8-K	001-32336 and 000-54023	10/10/2019	3.1
19.1*	Insider Trading Policy and Procedures					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.					X
32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.					X
32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.					X
32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.					X
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Equity/Capital for the three and six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

July 31, 2026	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

July 31, 2026	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

July 31, 2026	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

July 31, 2026	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

July 31, 2026	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

July 31, 2026	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)