Form 10-Q
period 2026-09-30
DIGITAL REALTY TRUST, INC.; DIGITAL REALTY TRUST, L.P.
filed 2026-10-30
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Digital Realty Trust, Inc.	◻
Digital Realty Trust, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ⌧
Digital Realty Trust, L.P.	Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at October 27, 2026
Common Stock, $.01 par value per share	378,325,814

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2026 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company”, or “the Company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. In statements regarding qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes, such terms refer solely to Digital Realty Trust, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to the “Parent” refer to Digital Realty Trust, Inc., and all references to “our Operating Partnership,” “the Operating Partnership” or “the OP” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

The Parent is a REIT for U.S. federal income tax purposes and the sole general partner of the OP. As of September 30, 2026, the Parent owned an approximate 98.3% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.7% of the common limited partnership interests of Digital Realty Trust, L.P. are owned by non-affiliated third parties and certain directors and officers of the Parent. As of September 30, 2026, the Parent owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., the Parent has the full, exclusive and complete responsibility for the OP’s day-to-day management and control.

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

In this report, “properties” and “buildings” refer to all or any of the buildings in our portfolio, including data centers and non-data centers, and “data centers” refers only to the properties or buildings in our portfolio that contain data center space. In this report, “Global Revolving Credit Facility” refers to our Operating Partnership’s $4.2 billion equivalent senior unsecured revolving credit facility and global senior credit agreement; “Yen Revolving Credit Facility” refers to our Operating Partnership’s ¥42,511,000,000 (approximately $270 million based on exchange rates at September 30, 2026) senior unsecured revolving credit facility and Yen credit agreement; and “Global Revolving Credit Facilities” refer to our Global Revolving Credit Facility and our Yen Revolving Credit Facility, collectively.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Investments in real estate:
Investments in properties, net	$34,653,057	$26,433,617
Investments in unconsolidated entities	3,805,462	3,427,903
Net investments in real estate	38,458,519	29,861,520
Operating lease right-of-use assets, net	1,071,340	1,135,645
Cash and cash equivalents	802,903	3,451,647
Accounts and other receivables, net	1,809,964	1,358,895
Deferred rent, net	832,808	750,907
Goodwill	10,050,563	9,711,953
Customer relationship value, deferred leasing costs and other intangibles, net	2,714,699	2,134,698
Assets held for sale and contribution	—	349,826
Other assets	783,719	655,377
Total assets	$56,524,515	$49,410,468
LIABILITIES AND EQUITY
Global revolving credit facilities, net	$1,640,466	$899,090
Unsecured term loans, net	424,364	439,536
Unsecured senior notes, net	15,809,482	16,194,441
Secured and other debt, net	1,620,303	869,068
Operating lease liabilities	1,192,434	1,253,217
Accounts payable and other accrued liabilities	3,609,832	2,600,979
Deferred tax liabilities	1,100,877	1,124,724
Accrued dividends and distributions	—	428,337
Security deposits and prepaid rents	886,252	754,920
Obligations associated with assets held for sale and contribution	—	182
Total liabilities	26,284,010	24,564,494

Redeemable noncontrolling interests	1,596,431	1,498,975
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 110,000 shares authorized; $755,000 liquidation preference ($25.00 per share), 30,200 shares issued and outstanding as of September 30, 2026 and December 31, 2025	731,690	731,690
Common Stock: $0.01 par value per share, 502,000 shares authorized; 374,888 and 343,557 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,716	3,406
Additional paid-in capital	35,077,627	29,350,487
Accumulated dividends in excess of earnings	(7,212,298)	(6,690,722)
Accumulated other comprehensive loss, net	(488,408)	(469,198)
Total stockholders’ equity	28,112,327	22,925,663
Noncontrolling interests	531,747	421,336
Total equity	28,644,074	23,346,999
Total liabilities and equity	$56,524,515	$49,410,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Rental and other services	$1,827,109	$1,536,090	$5,101,969	$4,380,311
Fee income and other	75,309	41,144	359,662	97,710
Total operating revenues	1,902,418	1,577,234	5,461,631	4,478,021
Operating Expenses:
Rental property operating and maintenance	781,730	653,919	2,108,092	1,812,916
Property taxes and insurance	65,062	56,331	184,729	164,186
Depreciation and amortization	539,471	497,002	1,546,088	1,401,178
General and administrative	173,287	141,705	485,745	401,262
Transactions and integration	48,961	86,559	103,349	149,007
Other	179	3,297	13,710	3,604
Total operating expenses	1,608,690	1,438,813	4,441,713	3,932,153

Operating income before gain on disposition of properties, net	293,728	138,421	1,019,918	545,868
Gain on disposition of properties, net	8,403	19,780	17,264	952,721
Total operating income	302,131	158,201	1,037,182	1,498,589

Other Income (Expenses):
Equity in (loss) of unconsolidated entities	(18,433)	(16,944)	(20,230)	(36,646)
Other income, net	11,937	47,735	195,223	118,255
Interest expense	(93,273)	(113,584)	(323,600)	(321,431)
Loss on debt extinguishment and modifications	—	—	(4,119)	—
Income tax expense	(8,751)	(11,695)	(58,434)	(41,713)
Net income	193,611	63,713	826,022	1,217,054
Net loss (income) attributable to noncontrolling interests	1,735	4,099	1,887	(7,112)
Net income attributable to Digital Realty Trust, Inc.	195,346	67,812	827,909	1,209,942
Preferred stock dividends	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common stockholders	$185,165	$57,631	$797,366	$1,179,399
Net income per share available to common stockholders:
Basic	$0.50	$0.17	$2.23	$3.48
Diluted	$0.48	$0.15	$2.14	$3.35
Weighted average common shares outstanding:
Basic	372,193	341,370	357,208	338,565
Diluted	379,799	349,234	364,903	346,631

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$193,611	$63,713	$826,022	$1,217,054
Other comprehensive income (loss):
Foreign currency translation adjustments	24,288	40,705	(50,529)	770,762
Increase in fair value of derivatives	12,754	12,620	61,259	36,813
Reclassification to interest expense from derivatives	(6,263)	(5,944)	(16,274)	(20,554)
Other comprehensive income (loss)	30,779	47,381	(5,544)	787,021
Comprehensive income	224,390	111,094	820,478	2,004,075
Comprehensive loss (income) attributable to noncontrolling interests	4,572	(33,417)	(11,779)	(145,741)
Comprehensive income attributable to Digital Realty Trust, Inc.	$228,962	$77,677	$808,699	$1,858,334

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2026	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2026	$1,567,282	$731,690	370,010,105	$3,669	$34,160,611	$(6,939,476)	$(522,024)	$544,684	$27,979,154
Conversion of common units to common stock	—	—	17,150	—	1,611	—	—	(1,611)	—
Effect of equity compensation plans	—	—	150,830	—	35,444	—	—	—	35,444
Issuance of common stock, net of costs	—	—	2,389,250	24	457,240	—	—	—	457,264
Common stock issued in connection with the Columbia Capital Acquisition	—	—	2,320,200	23	452,996	—	—	—	453,019
Reclassification of vested share-based awards	—	—	—	—	6,610	—	—	(6,610)	—
Adjustment to redeemable noncontrolling interests	37,382	—	—	—	(37,382)	—	—	—	(37,382)
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(457,987)	—	(8,034)	(466,021)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	(153)	(153)
Purchase of noncontrolling interests	—	—	—	—	497	—	—	—	497
Net income (loss)	(4,673)	—	—	—	—	195,346	—	2,938	198,284
Other comprehensive income (loss)	(3,370)	—	—	—	—	—	33,616	533	34,149
Balance as of September 30, 2026	$1,596,431	$731,690	374,887,535	$3,716	$35,077,627	$(7,212,298)	$(488,408)	$531,747	$28,644,074

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2026	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2025	$1,498,975	$731,690	343,557,430	$3,406	$29,350,487	$(6,690,722)	$(469,198)	$421,336	$23,346,999
Conversion of common units to common stock	—	—	495,991	2	28,666	—	—	(28,668)	—
Effect of equity compensation plans	—	—	348,832	—	87,112	—	—	—	87,112
Issuance of common stock, net of costs	—	—	15,854,833	162	2,952,784	—	—	—	2,952,946
Common stock issued in connection with the acquisition of Blackstone joint venture interests	—	—	12,310,249	123	2,345,964	—	—	—	2,346,087
Common stock issued in connection with the Columbia Capital Acquisition	—	—	2,320,200	23	452,996	—	—	—	453,019
Common units issued in connection with the Astra acquisition	—	—	—	—	—	—	—	103,981	103,981
Reclassification of vested share-based awards	—	—	—	—	(38,701)	—	—	38,701	—
Adjustment to redeemable noncontrolling interests	102,178	—	—	—	(102,178)	—	—	—	(102,178)
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,318,942)	—	(23,782)	(1,342,724)
Contributions from (distributions to) noncontrolling interests	300	—	—	—	—	—	—	3,948	3,948
Purchase of noncontrolling interests	—	—	—	—	497	—	—	—	497
Net income (loss)	(17,022)	—	—	—	—	827,909	—	15,135	843,044
Other comprehensive income (loss)	12,570	—	—	—	—	—	(19,210)	1,096	(18,114)
Balance as of September 30, 2026	$1,596,431	$731,690	374,887,535	$3,716	$35,077,627	$(7,212,298)	$(488,408)	$531,747	$28,644,074

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Three Months Ended September 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of June 30, 2025	$1,505,889	$731,690	340,372,076	$3,374	$28,720,826	$(5,997,607)	$(543,756)	$441,430	$23,355,957
Conversion of common units to common stock	—	—	69,038	—	5,935	—	—	(5,935)	—
Effect of equity compensation plans	—	—	131,957	1	31,877	—	—	—	31,878
Issuance of common stock, net of costs	—	—	2,468,090	25	424,002	—	—	—	424,027
Reclassification of vested share-based awards	—	—	—	—	(534)	—	—	534	—
Adjustment to redeemable noncontrolling interests	(226)	—	—	—	226	—	—	—	226
Dividends declared on preferred stock	—	—	—	—	—	(10,181)	—	—	(10,181)
Dividends and distributions on common stock and common and incentive units	(190)	—	—	—	—	(418,525)	—	(7,479)	(426,004)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	1,981	1,981
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(5,840)	—	—	—	—	67,812	—	1,741	69,553
Other comprehensive income (loss)	36,339	—	—	—	—	—	9,865	1,177	11,042
Balance as of September 30, 2025	$1,535,972	$731,690	343,041,161	$3,400	$29,182,332	$(6,358,501)	$(533,891)	$428,220	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

						Accumulated	Accumulated
	Redeemable		Number of		Additional	Dividends in	Other
	Noncontrolling	Preferred	Common	Common	Paid-in	Excess of	Comprehensive	Noncontrolling
Nine Months Ended September 30, 2025	Interests	Stock	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Total Equity

Balance as of December 31, 2024	$1,433,185	$731,690	336,636,742	$3,337	$28,079,738	$(6,292,085)	$(1,182,283)	$402,198	$21,742,595
Conversion of common units to common stock	—	—	160,028	—	13,507	—	—	(13,507)	—
Effect of equity compensation plans	—	—	288,904	38	81,275	—	—	—	81,313
Issuance of common stock, net of costs	—	—	5,955,487	25	1,029,165	—	—	—	1,029,190
Reclassification of vested share-based awards	—	—	—	—	(22,233)	—	—	22,233	—
Adjustment to redeemable noncontrolling interests	(880)	—	—	—	880	—	—	—	880
Dividends declared on preferred stock	—	—	—	—	—	(30,543)	—	—	(30,543)
Dividends and distributions on common stock and common and incentive units	(570)	—	—	—	—	(1,245,815)	—	(22,696)	(1,268,511)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	3,717	3,717
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(17,520)	—	—	—	—	1,209,942	—	24,632	1,234,574
Other comprehensive income (loss)	121,757	—	—	—	—	—	648,392	16,872	665,264
Balance as of September 30, 2025	$1,535,972	$731,690	343,041,161	$3,400	$29,182,332	$(6,358,501)	$(533,891)	$428,220	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$826,022	$1,217,054
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(17,264)	(952,721)
Equity in loss of unconsolidated entities	20,230	36,646
Distributions from unconsolidated entities	109,954	99,993
Depreciation and amortization	1,546,088	1,401,178
Amortization of share-based compensation	83,034	69,760
Loss on debt extinguishment and modifications	4,119	—
Straight-lined rents and amortization of above and below market leases	(88,344)	(77,614)
Amortization of deferred financing costs and debt discount / premium	24,467	22,918
Other operating activities, net	(71,572)	(17,160)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(669,679)	(221,448)
Increase in accounts payable and other liabilities	210,431	114,577
Net cash provided by operating activities	1,977,486	1,693,183
Cash flows from investing activities:
Improvements to investments in real estate	(3,166,212)	(2,179,018)
Cash paid for business combination / asset acquisitions, net of cash acquired	(2,943,950)	(288,013)
Investments in and advances to unconsolidated entities	(745,350)	(326,351)
Return of investment from unconsolidated entities	52,172	153,238
Proceeds from sale / contribution of assets	180,237	1,159,712
Other investing activities, net	21,156	9,034
Net cash used in investing activities	(6,601,947)	(1,471,398)
Cash flows from financing activities:
Proceeds from credit facilities	1,513,113	1,411,930
Payments on credit facilities	(740,394)	(1,958,565)
Borrowings on secured / unsecured debt	68,860	1,876,331
Repayments on secured / unsecured debt	(57,340)	(1,249,865)
Capital contributions from (distribution to) noncontrolling interests, net	4,248	(5,000)
Proceeds from issuance of common stock, net	2,952,946	1,029,190
Payments of dividends and distributions	(1,802,174)	(1,718,285)
Other financing activities, net	4,135	(24,406)
Net cash provided by (used in) financing activities	1,943,394	(638,670)
Net decrease in cash, cash equivalents and restricted cash	(2,681,067)	(416,885)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29,128	(153,793)
Cash, cash equivalents and restricted cash at beginning of period	3,458,290	3,876,700
Cash, cash equivalents and restricted cash at end of period	$806,351	$3,306,022

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per unit data)

	September 30,	December 31,
	2026	2025
ASSETS
Investments in real estate:
Investments in properties, net	$34,653,057	$26,433,617
Investments in unconsolidated entities	3,805,462	3,427,903
Net investments in real estate	38,458,519	29,861,520
Operating lease right-of-use assets, net	1,071,340	1,135,645
Cash and cash equivalents	802,903	3,451,647
Accounts and other receivables, net	1,809,964	1,358,895
Deferred rent, net	832,808	750,907
Goodwill	10,050,563	9,711,953
Customer relationship value, deferred leasing costs and other intangibles, net	2,714,699	2,134,698
Assets held for sale and contribution	—	349,826
Other assets	783,719	655,377
Total assets	$56,524,515	$49,410,468
LIABILITIES AND CAPITAL
Global revolving credit facilities, net	$1,640,466	$899,090
Unsecured term loans, net	424,364	439,536
Unsecured senior notes, net	15,809,482	16,194,441
Secured and other debt, net	1,620,303	869,068
Operating lease liabilities	1,192,434	1,253,217
Accounts payable and other accrued liabilities	3,609,832	2,600,979
Deferred tax liabilities	1,100,877	1,124,724
Accrued dividends and distributions	—	428,337
Security deposits and prepaid rents	886,252	754,920
Obligations associated with assets held for sale and contribution	—	182
Total liabilities	26,284,010	24,564,494

Redeemable noncontrolling interests	1,596,431	1,498,975
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Preferred units, $755,000 liquidation preference ($25.00 per unit), 30,200 units issued and outstanding as of September 30, 2026 and December 31, 2025	731,690	731,690
Common units, 374,888 and 343,557 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	27,869,045	22,663,171
Limited Partners, 6,649 and 6,189 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	538,472	431,600
Accumulated other comprehensive loss	(504,946)	(485,342)
Total partners’ capital	28,634,261	23,341,119
Noncontrolling interests in consolidated entities	9,813	5,880
Total capital	28,644,074	23,346,999
Total liabilities and capital	$56,524,515	$49,410,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Rental and other services	$1,827,109	$1,536,090	$5,101,969	$4,380,311
Fee income and other	75,309	41,144	359,662	97,710
Total operating revenues	1,902,418	1,577,234	5,461,631	4,478,021
Operating Expenses:
Rental property operating and maintenance	781,730	653,919	2,108,092	1,812,916
Property taxes and insurance	65,062	56,331	184,729	164,186
Depreciation and amortization	539,471	497,002	1,546,088	1,401,178
General and administrative	173,287	141,705	485,745	401,262
Transactions and integration	48,961	86,559	103,349	149,007
Other	179	3,297	13,710	3,604
Total operating expenses	1,608,690	1,438,813	4,441,713	3,932,153

Operating income before gain on disposition of properties, net	293,728	138,421	1,019,918	545,868
Gain on disposition of properties, net	8,403	19,780	17,264	952,721
Operating income	302,131	158,201	1,037,182	1,498,589

Other Income (Expenses):
Equity in (loss) of unconsolidated entities	(18,433)	(16,944)	(20,230)	(36,646)
Other income, net	11,937	47,735	195,223	118,255
Interest expense	(93,273)	(113,584)	(323,600)	(321,431)
Loss on debt extinguishment and modifications	—	—	(4,119)	—
Income tax expense	(8,751)	(11,695)	(58,434)	(41,713)
Net income	193,611	63,713	826,022	1,217,054
Net loss attributable to noncontrolling interests	5,735	6,099	18,887	18,888
Net income attributable to Digital Realty Trust, L.P.	199,346	69,812	844,909	1,235,942
Preferred units distributions	(10,181)	(10,181)	(30,543)	(30,543)
Net income available to common unitholders	$189,165	$59,631	$814,366	$1,205,399
Net income per unit available to common unitholders:
Basic	$0.50	$0.17	$2.24	$3.50
Diluted	$0.48	$0.15	$2.15	$3.37
Weighted average common units outstanding:
Basic	378,331	347,301	363,268	344,504
Diluted	385,937	355,165	370,963	352,570

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$193,611	$63,713	$826,022	$1,217,054
Other comprehensive income (loss):
Foreign currency translation adjustments	24,288	40,705	(50,529)	770,762
Increase in fair value of derivatives	12,754	12,620	61,259	36,813
Reclassification to interest expense from derivatives	(6,263)	(5,944)	(16,274)	(20,554)
Other comprehensive income (loss)	30,779	47,381	(5,544)	787,021
Comprehensive income	$224,390	$111,094	$820,478	$2,004,075
Comprehensive loss (income) attributable to noncontrolling interests	9,219	(31,227)	4,827	(107,030)
Comprehensive income attributable to Digital Realty Trust, L.P.	$233,609	$79,867	$825,305	$1,897,045

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2026	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2026	$1,567,282	30,200,000	$731,690	370,010,105	$27,224,804	6,664,902	$550,807	$(539,209)	$11,062	$27,979,154
Conversion of limited partner common units to general partner common units	—	—	—	17,150	1,611	(17,150)	(1,611)	—	—	—
Effect of equity compensation plans	—	—	—	150,830	35,444	618	—	—	—	35,444
Issuance of common units, net of costs	—	—	—	2,389,250	457,264	—	—	—	—	457,264
Common units issued in connection with the Columbia Capital Acquisition	—	—	—	2,320,200	453,019	—	—	—	—	453,019
Reclassification of vested share-based awards	—	—	—	—	6,610	—	(6,610)	—	—	—
Adjustment to redeemable partnership units	37,382	—	—	—	(37,382)	—	—	—	—	(37,382)
Distributions	(190)	—	(10,181)	—	(457,987)	—	(8,034)	—	—	(476,202)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	(153)	(153)
Purchase of noncontrolling interests	—	—	—	—	497	—	—	—	—	497
Net income (loss)	(4,673)	—	10,181	—	185,165	—	3,920	—	(982)	198,284
Other comprehensive income (loss)	(3,370)	—	—	—	—	—	—	34,263	(114)	34,149
Balance as of September 30, 2026	$1,596,431	30,200,000	$731,690	374,887,535	$27,869,045	6,648,370	$538,472	$(504,946)	$9,813	$28,644,074

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2026	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2025	$1,498,975	30,200,000	$731,690	343,557,430	$22,663,171	6,188,861	$431,600	$(485,342)	$5,880	$23,346,999
Conversion of limited partner common units to general partner common units	—	—	—	495,991	28,668	(495,991)	(28,668)	—	—	—
Effect of equity compensation plans	—	—	—	348,832	87,112	438,025	—	—	—	87,112
Issuance of common units, net of costs	—	—	—	15,854,833	2,952,946	—	—	—	—	2,952,946
Common units issued in connection with the acquisition of Blackstone joint venture interests	—	—	—	12,310,249	2,346,087	—	—	—	—	2,346,087
Common units issued in connection with the Columbia Capital Acquisition	—	—	—	2,320,200	453,019	—	—	—	—	453,019
Common units issued in connection with the Astra acquisition	—	—	—	—	—	517,475	103,981	—	—	103,981
Reclassification of vested share-based awards	—	—	—	—	(38,701)	—	38,701	—	—	—
Adjustment to redeemable partnership units	102,178	—	—	—	(102,178)	—	—	—	—	(102,178)
Distributions	(570)	—	(30,543)	—	(1,318,942)	—	(23,782)	—	—	(1,373,267)
Contributions from (distributions to) noncontrolling interests in consolidated entities	300	—	—	—	—	—	—	—	3,948	3,948
Purchase of noncontrolling interests	—	—	—	—	497	—	—	—	—	497
Net income (loss)	(17,022)	—	30,543	—	797,366	—	16,640	—	(1,505)	843,044
Other comprehensive income (loss)	12,570	—	—	—	—	—	—	(19,604)	1,490	(18,114)
Balance as of September 30, 2026	$1,596,431	30,200,000	$731,690	374,887,535	$27,869,045	6,648,370	$538,472	$(504,946)	$9,813	$28,644,074

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Three Months Ended September 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of June 30, 2025	$1,505,889	30,200,000	$731,690	340,372,076	$22,726,593	6,271,925	$448,563	$(561,319)	$10,430	$23,355,957
Conversion of limited partner common units to general partner common units	—	—	—	69,038	5,935	(69,038)	(5,935)	—	—	—
Effect of equity compensation plans	—	—	—	131,957	31,878	403	—	—	—	31,878
Issuance of common units, net of costs	—	—	—	2,468,090	424,027	—	—	—	—	424,027
Reclassification of vested share-based awards	—	—	—	—	(534)	—	534	—	—	—
Adjustment to redeemable partnership units	(226)	—	—	—	226	—	—	—	—	226
Distributions	(190)	—	(10,181)	—	(418,525)	—	(7,479)	—	—	(436,185)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	1,981	1,981
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(5,840)	—	10,181	—	57,631	—	1,970	—	(229)	69,553
Other comprehensive income (loss)	36,339	—	—	—	—	—	—	10,055	987	11,042
Balance as of September 30, 2025	$1,535,972	30,200,000	$731,690	343,041,161	$22,827,231	6,203,290	$437,653	$(551,264)	$7,940	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

								Accumulated
	Redeemable	General Partner				Limited Partners		Other
	Limited Partner	Preferred Units		Common Units		Common Units		Comprehensive	Noncontrolling
Nine Months Ended September 30, 2025	Common Units	Units	Amount	Units	Amount	Units	Amount	Loss, Net	Interests	Total Capital

Balance as of December 31, 2024	$1,433,185	30,200,000	$731,690	336,636,742	$21,790,990	6,134,812	$426,183	$(1,212,367)	$6,099	$21,742,595
Conversion of limited partner common units to general partner common units	—	—	—	160,028	13,507	(160,028)	(13,507)	—	—	—
Effect of equity compensation plans	—	—	—	6,077,109	1,110,503	228,506	—	—	—	1,110,503
Vesting of restricted common units, net	—	—	—	167,282	—	—	—	—	—	—
Reclassification of vested share-based awards	—	—	—	—	(22,233)	—	22,233	—	—	—
Adjustment to redeemable partnership units	(880)	—	—	—	880	—	—	—	—	880
Distributions	(570)	—	(30,543)	—	(1,245,815)	—	(22,696)	—	—	(1,299,054)
Contributions from (distributions to) noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	3,717	3,717
Deconsolidation of noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	(5,229)	(5,229)
Net income (loss)	(17,520)	—	30,543	—	1,179,399	—	25,440	—	(808)	1,234,574
Other comprehensive income (loss)	121,757	—	—	—	—	—	—	661,103	4,161	665,264
Balance as of September 30, 2025	$1,535,972	30,200,000	$731,690	343,041,161	$22,827,231	6,203,290	$437,653	$(551,264)	$7,940	$23,453,250

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$826,022	$1,217,054
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of properties, net	(17,264)	(952,721)
Equity in loss of unconsolidated entities	20,230	36,646
Distributions from unconsolidated entities	109,954	99,993
Depreciation and amortization	1,546,088	1,401,178
Amortization of share-based compensation	83,034	69,760
Loss on debt extinguishment and modifications	4,119	—
Straight-lined rents and amortization of above and below market leases	(88,344)	(77,614)
Amortization of deferred financing costs and debt discount / premium	24,467	22,918
Other operating activities, net	(71,572)	(17,160)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(669,679)	(221,448)
Increase in accounts payable and other liabilities	210,431	114,577
Net cash provided by operating activities	1,977,486	1,693,183
Cash flows from investing activities:
Improvements to investments in real estate	(3,166,212)	(2,179,018)
Cash paid for business combination / asset acquisitions, net of cash acquired	(2,943,950)	(288,013)
Investments in and advances to unconsolidated entities	(745,350)	(326,351)
Return of investment from unconsolidated entities	52,172	153,238
Proceeds from sale / contribution of assets	180,237	1,159,712
Other investing activities, net	21,156	9,034
Net cash used in investing activities	(6,601,947)	(1,471,398)
Cash flows from financing activities:
Proceeds from credit facilities	1,513,113	1,411,930
Payments on credit facilities	(740,394)	(1,958,565)
Borrowings on secured / unsecured debt	68,860	1,876,331
Repayments on secured / unsecured debt	(57,340)	(1,249,865)
Capital contributions from (distribution to) noncontrolling interests, net	4,248	(5,000)
General partner contributions	2,952,946	1,029,190
Payments of dividends and distributions	(1,802,174)	(1,718,285)
Other financing activities, net	4,135	(24,406)
Net cash provided by (used in) financing activities	1,943,394	(638,670)
Net decrease in cash, cash equivalents and restricted cash	(2,681,067)	(416,885)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29,128	(153,793)
Cash, cash equivalents and restricted cash at beginning of period	3,458,290	3,876,700
Cash, cash equivalents and restricted cash at end of period	$806,351	$3,306,022

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

Accounting Principles and Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements and accompanying notes (the “Financial Statements”) are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in our reporting currency, the U.S. dollar. All of the accounts of the Parent, the OP, and the subsidiaries of the OP are included in the accompanying Financial Statements. All material intercompany transactions with consolidated entities have been eliminated. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. Interim results are not always indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, as filed with the SEC, and our other filings with the SEC.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Investments in Properties

A summary of our Investments in properties, net is below (in thousands):

Property Type	As of September 30, 2026	As of December 31, 2025
Land	$1,343,430	$1,247,624
Acquired ground lease	94	97
Buildings and improvements	32,055,762	29,152,994
Tenant improvements	1,000,441	958,583
	34,399,727	31,359,298
Accumulated depreciation and amortization	(11,150,810)	(9,993,596)
Investments in operating properties, net	23,248,917	21,365,702
Construction in progress and space held for development	10,634,707	4,976,785
Land held for future development	769,433	91,130
Investments in properties, net	$34,653,057	$26,433,617

Acquisitions

During the quarter, we completed various acquisitions totaling approximately $802.8 million, primarily consisting of land held for future development and other real estate and development-related investments. These investments included land acquisitions in Charlotte, Chicago, Indianapolis, as well as other investments in real estate and development properties.

On June 30, 2026, the Company completed the acquisition of 64% blended partnership interests in the Digital Carver Dulles 9 JV, LLC and Digital Carver Brickyard JV, LLC joint ventures (collectively, the “joint ventures”) (the “June 2026 Acquisition”). Prior to the June 2026 Acquisition, the Company held the remaining 36% blended partnership interests in the joint ventures. After closing, each of the joint ventures became a wholly owned subsidiary of the Operating Partnership, which caused the Company to include the net book value of its 36% blended partnership interests as part of the purchase consideration. In accordance with ASC 805-50, the transaction was treated as a step-acquisition of assets using a cost-accumulation model. The aggregate costs of the acquisition of approximately $5.2 billion allocated was established by combining the historical carrying value of the Company's blended 36% interest ($494 million), the cash and equity paid for the remaining blended 64% interest ($3.5 billion), the company-earned promote ($201 million), direct capitalized transaction costs ($30 million) and the fair value of the assumed debt ($726 million) and other liabilities ($222 million). No gain or loss was recognized on the previously held interests.

Dispositions

During the quarter, we completed the sale of a non-core asset in the Dallas metro area for gross proceeds of approximately $0.8 million and recognized a gain of approximately $0.6 million. Additionally, we completed the sale of an easement in the Northern Virginia metro area and recognized a gain of approximately $8.2 million.

These assets were not representative of a significant component of our portfolio, nor will the dispositions represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Business Combinations

On August 18, 2026, we completed the acquisition of Columbia Capital, an investment management platform focused on the communications, technology and digital infrastructure sectors (the “Columbia Capital Acquisition”). The Columbia Capital Acquisition expands the Company’s capabilities across the digital infrastructure ecosystem.

In accordance with ASC 805, the Columbia Capital Acquisition was accounted for as a business combination using the acquisition method of accounting. The aggregate acquisition-date fair value of consideration transferred was approximately $690.1 million, consisting of 2.3 million shares of Digital Realty common stock with a fair value of $453.0 million, cash paid of $17.1 million and contingent consideration with a fair value of $220.0 million, payable in Digital Realty common stock. The contingent consideration relates to an earnout based on the achievement of specified future management fee performance targets and is included within Accounts payable and other accrued liabilities on the condensed consolidated balance sheets. The contingent consideration has a maximum payout of 1.5 million shares and is classified in Level 3 of the fair value hierarchy due to its significant inputs not being observable in the market, including a discount rate of approximately 13.75%.

In connection with the Columbia Capital Acquisition, we incurred approximately $23 million in acquisition-related costs. These expenses are included in Transactions and integration on our condensed consolidated income statements.

The following table summarizes the amounts recorded at the acquisition date (in thousands):

Provisional Fair Value
Amounts
Operating lease right-of-use assets, net	$5,466
Accounts and other receivables, net	798
Goodwill	499,143
Customer relationship value, deferred leasing costs and other intangibles, net	194,309
Other assets	2,452
Operating lease liabilities	(5,466)
Accounts payable and other accrued liabilities	(556)
Security deposits and prepaid rents	(6,001)
Total consideration transferred	$690,145

Goodwill — The purchase price of the Columbia Capital Acquisition exceeded the fair value of the identifiable net tangible and intangible assets acquired and liabilities assumed by approximately $499.1 million. This amount was recorded as goodwill. We believe the strategic benefits of the acquisition support the value of goodwill recorded. Specifically, the Columbia Capital Acquisition expands the Company’s investment management capabilities across the communications, technology and digital infrastructure sectors and provides an established investment management platform, customer relationships and investment management contracts. The acquisition is expected to enhance the Company’s ability to capitalize on future growth opportunities across the digital infrastructure ecosystem and expand its relationships with institutional capital partners. We believe that the goodwill recorded as a result of the Columbia Capital Acquisition will be deductible for federal income tax purposes.

The Columbia Capital Acquisition was not material, and neither the assets acquired nor the results of operations of the acquired business were significant to the Company’s consolidated financial position or results of operations. Accordingly, pro forma financial information has not been presented.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Customer relationships, deferred leasing costs and other intangibles, net — In connection with the Columbia Capital Acquisition, we recognized approximately $194.3 million of identifiable intangible assets, consisting primarily of $150.0 million related to existing investment management contracts, $42.6 million related to customer relationships and $1.7 million related to trade names. The intangible assets will be amortized over their respective useful lives as follows:

●	Existing Investment Management Contracts: Amortized to amortization expense on a straight-line basis over estimated useful lives ranging from 2 to 8 years.
●	Customer Relationships: Amortized to amortization expense on a straight-line basis over an estimated useful life of 7 years.
●	Trade Names: Amortized to amortization expense on a straight-line basis over an estimated useful life of 7.5 years.

The purchase price allocation is preliminary, may be revised as additional information regarding facts and circumstances becomes available and is expected to be finalized within one year of the acquisition date. Any resulting measurement-period adjustments may affect the amounts assigned to the assets acquired and liabilities assumed, including goodwill.

4. Leases

Lessor Accounting

We generate most of our revenue by leasing operating properties to customers under operating lease agreements. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine that it is probable that substantially all of the lease payments will be collected over the lease term. Otherwise, rental revenue is recognized based on the amount contractually due. Generally, under the terms of our leases, some of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers. We record amounts reimbursed by customers in the period the applicable expenses are incurred, which is generally ratably throughout the term of the lease. Reimbursements are recognized in Rental and other services revenue in the condensed consolidated income statements as we are the primary obligor with respect to purchasing and selecting goods and services from third party vendors and bearing the associated credit risk. As of September 30, 2026, our two largest customers accounted for approximately 11% and 10%, respectively, of our total revenue. No other individual customer makes up more than 10% of our total revenue.

Lessee Accounting

We lease space at certain of our data centers from third parties and certain equipment under noncancelable lease agreements. Leases for our data centers expire at various dates through 2069. As of September 30, 2026, certain of our data centers, primarily in Europe and Singapore, are subject to ground leases. As of September 30, 2026, the termination dates of these ground leases generally range from 2038 to 2073. In addition, our corporate headquarters along with several regional office locations are subject to leases with termination dates ranging from 2026 to 2037.

The leases generally require us to make fixed rental payments that increase at defined intervals during the term of the lease, plus pay our share of common area, real estate and utility expenses as incurred. The leases neither contain residual value guarantees nor impose material restrictions or covenants on us. Further, the leases have been classified and accounted for as either operating or finance leases. Rent expense related to operating leases included in rental property operating and maintenance expense in the condensed consolidated income statements amounted to approximately $40.6 million and $40.5 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $122.2 million and $118.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2026	December 31, 2025
Accounts receivable – trade	$991,835	$815,146
Allowance for doubtful accounts	(78,043)	(86,351)
Accounts receivable – trade, net	913,792	728,795

Accounts receivable – customer recoveries	273,998	213,023
Value-added tax receivables	130,837	109,816
Accounts receivable – installation fees	344,018	119,295
Other receivables	147,319	187,966
Accounts and other receivables, net	$1,809,964	$1,358,895

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

	Balance as of	Balance as of
(Amounts in thousands):	September 30, 2026	December 31, 2025
Deferred rent receivables	$834,912	$752,531
Allowance for deferred rent receivables	(2,104)	(1,624)
Deferred rent, net	$832,808	$750,907

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Investments in Unconsolidated Entities

A summary of the Company’s investments in unconsolidated entities accounted for under the equity method of accounting is shown below (in thousands):

	Balance as of	Balance as of
	September 30, 2026	December 31, 2025
Americas (1)	$2,359,235	$1,995,074
APAC (2)	706,115	707,368
EMEA (3)	314,601	269,344
Global (4)	425,511	456,117
Total	$3,805,462	$3,427,903

Includes the following unconsolidated entities along with our ownership percentage as of September 30, 2026:

(1)	Ascenty (49%), Blackstone (50%), Clise (50%), GI Partners (ranging from 20% to 25%), Mapletree (20%), Menlo (20%), Mitsubishi (20%), Realty Income (20%), TPG Real Estate (20%), Digital Realty DC Partners NA Fund (the “Fund”) (ranging from 20% to 62.5%) and Walsh (88%).
(2)	Digital Connexion (33%), Digital Realty Bersama (50%), Lumen (50%) and MC Digital Realty (50%).
(3)	Blackstone (20%), Medallion (60%), and Mivne (50%).
(4)	Digital Core REIT (ranging from 10% to 35%).

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2026, DCREIT entered into agreements with subsidiaries of the Company to acquire an additional 25% interest in a data center in Osaka, Japan for approximately $108.5 million and a 2.5% interest in a data center in Singapore for approximately $67.6 million. DCREIT also agreed to sell its 90% interest in data centers in Los Angeles and Toronto and a 39% interest in a data center in Northern Virginia to subsidiaries of the Company for aggregate consideration of approximately $315.9 million, subject to closing adjustments. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter.

As of September 30, 2026, the Company held 32% of the outstanding DCREIT units and separately owned a 10% direct retained interest in the underlying North American operating properties and a 35% direct retained interest in a Frankfurt asset.

The Company’s 32% interest in DCREIT consisted of 419 million units and 420 million units as of September 30, 2026 and December 31, 2025, respectively. Based on the closing price per unit of $0.46 and $0.51 as of September 30, 2026 and December 31, 2025, respectively, the fair value of the units the Company owned in DCREIT was approximately $193 million and $214 million as of September 30, 2026 and December 31, 2025, respectively.

Pursuant to contractual agreements with DCREIT and its operating properties, the Company will earn fees for asset and property management services as well as fees for aiding in future acquisition, disposition and development activities. Certain of these fees are payable to the Company in the form of additional units in DCREIT or in cash. The Company earned fees pursuant to these contractual agreements of approximately $2.7 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, and $8.2 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively, which are recorded as Fee income and other on the condensed consolidated income statements.

Ascenty – In addition to the Company’s 49% ownership interest in Ascenty, there is also an approximate 2% interest held by one of the Company’s noncontrolling interest holders. This 2% interest had a carrying value of approximately $23 million as of September 30, 2026 and December 31, 2025. Ascenty is a variable interest entity (“VIE”) and the Company’s maximum exposure to loss related to this VIE is limited to our equity investment in the entity.

Debt – The debt of our unconsolidated entities generally is non-recourse to us, except for customary exceptions pertaining to matters such as intentional misuse of funds, environmental conditions, and material misrepresentations.

7. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Changes in the value of goodwill during the nine months ended September 30, 2026 were primarily driven by the Columbia Capital Acquisition in August 2026 and changes in exchange rates associated with goodwill balances denominated in foreign currencies.

The following is a summary of goodwill activity for the nine months ended September 30, 2026:

Balance as of		Impact of Change	Balance as of
December 31,		in Foreign	September 30,
2025	Acquisition	Exchange Rates	2026
$9,711,953	$499,143	$(160,533)	$10,050,563

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquired Intangible Assets and Liabilities

The following table summarizes our acquired intangible assets and liabilities:

	Balance as of
	September 30, 2026			December 31, 2025
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship value	$3,180,031	$(1,390,861)	$1,789,170	$2,921,841	$(1,271,137)	$1,650,704
Acquired in-place lease value	1,297,130	(894,774)	402,356	987,495	(853,333)	134,162
Existing investment management contracts	150,012	(3,657)	146,355	—	—	—
Other	115,848	(62,774)	53,074	114,397	(61,403)	52,994
Acquired above-market leases	110,464	(110,020)	444	111,036	(109,352)	1,684
Acquired below-market leases	(724,891)	198,058	(526,833)	(241,779)	209,607	(32,172)
Total	$4,128,594	$(2,264,028)	$1,864,566	$3,892,990	$(2,085,618)	$1,807,372

Amortization of customer relationship value, acquired in-place lease value and other intangibles (a component of depreciation and amortization expense) was approximately $65.3 million and $58.8 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $185.5 million and $172.6 million for the nine months ended September 30, 2026 and 2025, respectively.

In connection with the Columbia Capital Acquisition, we recognized intangible assets related to customer relationship value, existing investment management contracts and trade names. Amortization expense related to these intangible assets was approximately $4.4 million from the acquisition date through September 30, 2026.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase in rental and other services revenue of $2.5 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $5.3 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Estimated annual amortization for each of the five succeeding years and thereafter, commencing October 1, 2026 is as follows:

(Amounts in thousands)	Customer relationship value	Acquired in-place lease value	Existing investment management contracts	Other	Acquired above-market leases	Acquired below-market leases
2026	$49,511	$19,499	$7,793	$1,605	$3	$(3,451)
2027	194,514	60,982	30,918	6,717	49	(26,144)
2028	172,888	35,797	30,755	6,736	12	(38,634)
2029	140,122	29,008	27,050	6,789	189	(39,379)
2030	140,122	25,992	21,447	6,789	191	(39,564)
Thereafter	1,092,013	231,078	28,392	24,438	—	(379,661)
Total	$1,789,170	$402,356	$146,355	$53,074	$444	$(526,833)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Debt of the Operating Partnership

All debt is currently held by the OP or its consolidated subsidiaries, and the Parent is the guarantor or co-guarantor of the Global Revolving Credit Facility and the Yen Revolving Credit Facility, the unsecured term loans and the unsecured senior notes. A summary of outstanding indebtedness is as follows (in thousands):

	September 30, 2026		December 31, 2025
	Weighted-		Weighted-
	average	Amount	average	Amount
	interest rate	Outstanding	interest rate	Outstanding
Global Revolving Credit Facilities	3.05%	$1,655,570	2.63%	$918,540
Unsecured term loans	3.29%	424,875	2.73%	440,475
Unsecured senior notes	2.60%	15,915,981	2.60%	16,321,227
Secured and other debt	7.61%	1,622,549	9.02%	876,528
Total	3.07%	$19,618,975	2.90%	$18,556,770

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

We primarily borrow in the functional currencies of the countries where we invest. Included in the outstanding balances were borrowings denominated in the following currencies (in thousands, U.S. dollars):

	September 30, 2026		December 31, 2025
	Amount		Amount
Denomination of Draw	Outstanding	% of Total	Outstanding	% of Total
U.S. dollar ($)	$3,849,910	19.6%	$2,922,170	15.8%
British pound sterling (£)	1,193,850	6.1%	1,212,750	6.5%
Euro (€)	12,233,669	62.4%	12,199,575	65.7%
Other	2,341,546	11.9%	2,222,275	12.0%
Total	$19,618,975		$18,556,770

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes debt maturities and principal payments as of September 30, 2026 (in thousands):

	Global Revolving	Unsecured	Unsecured	Secured and
	Credit Facilities (1)(2)	Term Loans(3)	Senior Notes	Other Debt	Total Debt
2026	$—	$—	$329,023	$57,447	$386,470
2027	—	424,875	1,179,467	1,000,059	2,604,401
2028	—	—	2,116,500	414,255	2,530,755
2029	1,655,570	—	2,837,316	26,631	4,519,517
2030	—	—	1,579,325	82,272	1,661,597
Thereafter	—	—	7,874,350	41,885	7,916,235
Subtotal	$1,655,570	$424,875	$15,915,981	$1,622,549	$19,618,975
Unamortized net discounts	—	—	(39,593)	—	(39,593)
Unamortized deferred financing costs	(15,104)	(511)	(66,906)	(2,246)	(84,767)
Total	$1,640,466	$424,364	$15,809,482	$1,620,303	$19,494,615
(1)	Includes amounts outstanding for the Global Revolving Credit Facilities.
(2)	The Global Revolving Credit Facilities are subject to two six-month extension options exercisable by us; provided that the Operating Partnership must pay a 0.0625% extension fee based on each lender’s revolving commitments then outstanding (whether funded or unfunded).
(3)	In July 2026, we exercised the one-year maturity extension option; the current maturity date is August 11, 2027.

Global Revolving Credit Facilities

We have a Global Revolving Credit Facility under which we may draw up to $4.2 billion equivalent on a revolving basis (subject to currency fluctuations). The Global Revolving Credit Facility can be drawn in Australian dollars, British pound sterling, Canadian dollars, Euros, Hong Kong dollars, Indonesian rupiah, Japanese yen, Korean won, Singapore dollars, Swiss francs and U.S. dollars (with the ability to add other currencies in the future). As of September 30, 2026, approximately $100.8 million of letters of credit were issued.

In addition to the Global Revolving Credit Facility, we have a revolving credit facility that provides for borrowings in Japanese yen of up to ¥42.5 billion (approximately $270 million based on the exchange rate on September 30, 2026).

The Global Revolving Credit Facility and the Yen Revolving Credit Facility both contain various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments, or merge with another company. In addition, we are required to maintain financial coverage ratios, including with respect to unencumbered assets. After the occurrence of and during the continuance of any event of default, these credit facilities restrict the Parent’s ability to make distributions to stockholders or redeem or otherwise repurchase shares of its capital stock, except in limited circumstances (such as those necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax). As of September 30, 2026, we were in compliance with all of such covenants for both of these revolving credit facilities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured Senior Notes

The following table provides details of our unsecured senior notes (balances in thousands):

	Aggregate Principal Amount at Issuance				Balance as of
	Borrowing Currency		USD	Maturity Date	September 30, 2026	December 31, 2025
0.200% notes due 2026	CHF	275,000	$298,404	Dec 15, 2026	$329,023	$346,918
1.700% notes due 2027	CHF	150,000	$162,465	Mar 30, 2027	179,467	189,228
3.700% notes due 2027(1)		$1,000,000	$1,000,000	Aug 15, 2027	1,000,000	1,000,000
5.550% notes due 2028(1)		$900,000	$900,000	Jan 15, 2028	900,000	900,000
1.125% notes due 2028		€500,000	$548,550	Apr 09, 2028	566,500	587,300
4.450% notes due 2028		$650,000	$650,000	Jul 15, 2028	650,000	650,000
0.550% notes due 2029	CHF	270,000	$292,478	Apr 16, 2029	323,041	340,611
3.600% notes due 2029		$900,000	$900,000	Jul 01, 2029	900,000	900,000
3.300% notes due 2029		£350,000	$454,895	Jul 19, 2029	464,275	471,625
1.875% Exchangeable Notes due 2029(1)		$1,150,000	$1,150,000	Nov 15, 2029	1,150,000	1,150,000
1.500% notes due 2030		€750,000	$831,900	Mar 15, 2030	849,750	880,950
3.750% notes due 2030		£550,000	$719,825	Oct 17, 2030	729,575	741,125
1.250% notes due 2031		€500,000	$560,950	Feb 01, 2031	566,500	587,300
0.625% notes due 2031		€1,000,000	$1,220,700	Jul 15, 2031	1,133,000	1,174,600
1.000% notes due 2032		€750,000	$874,500	Jan 15, 2032	849,750	880,950
1.375% notes due 2032		€750,000	$849,375	Jul 18, 2032	849,750	880,950
3.750% notes due 2033		€600,000	$691,680	Jan 15, 2033	679,800	704,760
3.875% notes due 2033		€850,000	$941,375	Sep 13, 2033	963,050	998,410
3.875% notes due 2034		€850,000	$991,015	Jul 15, 2034	963,050	998,410
3.875% notes due 2035		€850,000	$876,180	Mar 15, 2035	963,050	998,410
4.250% notes due 2037		€800,000	$922,240	Nov 20, 2037	906,400	939,680
					$15,915,981	$16,321,227
Unamortized discounts, net of premiums					(39,593)	(46,316)
Deferred financing costs, net					(66,906)	(80,470)
Total unsecured senior notes, net of discount and deferred financing costs					$15,809,482	$16,194,441
(1)	Subject to cross-currency swaps.

The indentures governing our senior notes contain certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50. The covenants also require us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2026, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Earnings per Common Share or Unit

The following is a summary of basic and diluted earnings per share (“EPS”) / earnings per unit (“EPU”) (in thousands, except per share/unit amounts):

Digital Realty Trust, Inc. Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders	$185,165	$57,631	$797,366	$1,179,399
Loss attributable to redeemable noncontrolling interest (1)	(4,753)	(5,870)	(17,382)	(18,080)
Net income available to common stockholders - diluted EPS	$180,412	$51,761	$779,984	$1,161,319

Denominator:
Weighted average shares outstanding—basic	372,193	341,370	357,208	338,565
Potentially dilutive common shares:
Unvested incentive units	210	92	206	86
Unvested restricted stock	83	82	73	62
Market performance-based awards	146	225	140	221
Redeemable noncontrolling interest shares (1)	7,167	7,465	7,276	7,697
Weighted average shares outstanding—diluted	379,799	349,234	364,903	346,631
Income per share:
Basic	$0.50	$0.17	$2.23	$3.48
Diluted	$0.48	$0.15	$2.14	$3.35

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital Realty Trust, L.P. Earnings per Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common unitholders	$189,165	$59,631	$814,366	$1,205,399
Loss attributable to redeemable noncontrolling interest (1)	(4,753)	(5,870)	(17,382)	(18,080)
Net income available to common unitholders - diluted EPS	$184,412	$53,761	$796,984	$1,187,319

Denominator:
Weighted average units outstanding—basic	378,331	347,301	363,268	344,504
Potentially dilutive common units:
Unvested incentive units	210	92	206	86
Unvested restricted units	83	82	73	62
Market performance-based awards	146	225	140	221
Redeemable noncontrolling interest shares (1)	7,167	7,465	7,276	7,697
Weighted average units outstanding—diluted	385,937	355,165	370,963	352,570
Income per unit:
Basic	$0.50	$0.17	$2.24	$3.50
Diluted	$0.48	$0.15	$2.15	$3.37
(1)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders (“Rollover Shareholders”) have the right to put their shares in an upstream parent company of Teraco (“Remaining Interest”) to the Company in exchange for cash or the equivalent value of shares of the Company’s common stock, or a combination thereof. Under U.S. GAAP, diluted earnings per share must be reflected in a manner that assumes such put right was exercised at the beginning of the respective periods and settled entirely in shares. The amounts shown represent the redemption value of the Remaining Interest of Teraco divided by Digital Realty Trust, Inc.’s average share price for the respective periods. The put right is exercisable by the Rollover Shareholders for a two-year period commencing on February 1, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exchangeable Notes	6,624	6,624	6,624	6,624
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	6,138	5,931	6,060	5,940
Potentially dilutive Series J Cumulative Redeemable Preferred Stock	1,117	1,177	1,108	1,230
Potentially dilutive Series K Cumulative Redeemable Preferred Stock	1,174	1,237	1,166	1,294
Potentially dilutive Series L Cumulative Redeemable Preferred Stock	1,926	2,029	1,912	2,122
Total	16,979	16,998	16,870	17,210

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Equity and Capital

Equity Distribution Agreement

Digital Realty Trust, Inc. and Digital Realty Trust, L.P. were parties to an ATM Equity OfferingSM Sales Agreement dated December 23, 2024 (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. From January 1, 2026 through May 3, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $1.3 billion from the issuance of approximately 7.3 million common shares under the 2024 Sales Agreement at an average price of $179.30 per share after payment of approximately $6.4 million of commissions to the agents.

On May 4, 2026, our Parent and our Operating Partnership entered into a new ATM Equity OfferingSM Sales Agreement (the “2026 Sales Agreement”), pursuant to which, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $7.5 billion through various named agents from time to time. The 2024 Sales Agreement was terminated in connection with entry into the 2026 Sales Agreement, and at the time of such termination, $569.9 million remained unsold under the 2024 Sales Agreement. From May 4, 2026 through September 30, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $1.6 billion from the issuance of approximately 8.6 million common shares under the 2026 Sales Agreement at an average price of $191.69 per share after payment of approximately $9.0 million of commissions to the agents. As of September 30, 2026, $5.9 billion remains available for future sales under the 2026 Sales Agreement.

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

Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest (“Redeemable NCI”) — As part of the acquisition of Teraco, the Company and certain of its subsidiaries entered into a put/call agreement with the owners of the interest in Teraco that was not acquired by the Company (the “Put/Call Agreement”). The interest retained by these owners is hereafter referred to as the “Remaining Teraco Interest” and the owners of such interest are hereafter referred to as the “Rollover Shareholders”. Pursuant to the Put/Call Agreement, the Rollover Shareholders have the right to sell all or a portion of the Remaining Teraco Interest to the Company for a two-year period beginning on February 1, 2026, and the Company has the right to purchase all or a portion of the Remaining Teraco Interest from the Rollover Shareholders for a one-year period beginning on February 1, 2028. Per the terms of the agreement, the purchase price of the Remaining Teraco Interest for the put right and the call right can be settled by the Company with cash, shares in the Company, or a combination of cash and shares. In the event the Company elects to settle a put or call in whole or in part with shares of Digital Realty Trust, Inc.’s common stock, such shares will be issued in a private placement transaction with customary accompanying registration rights.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 12, 2026 (“exercise date”), two Rollover Shareholders delivered their irrevocable notice to exercise their put option with respect to approximately 16% of the total outstanding equity of Teraco. As a result of this exercise, the Company’s ownership interest in Teraco will increase, once settled, from 61% to 77%. Per the terms of the agreement, this obligation will be settled subsequent to the reporting period via the issuance of 3,425,031 shares of the Company’s common stock. The final number of shares was determined based on the volume-weighted average price of the Company's stock over the 20 trading days prior to the exercise date. The put option exercise was settled in October 2026. Upon issuance of the common stock, redeemable noncontrolling interest will be extinguished and recorded as an increase to Common stock and Additional paid-in capital within permanent equity.

Since the Rollover Shareholders can redeem the put right at their discretion and such redemption, which could be in cash, is outside the Company’s control, the Company recorded the noncontrolling interest as Redeemable NCI and classified it in temporary equity within its consolidated balance sheets. The Redeemable NCI was initially recorded at its acquisition-date fair value and will be adjusted each reporting period for income (or loss) attributable to the noncontrolling interest ($17.4 million and $18.1 million net loss for the nine months ended September 30, 2026 and 2025, respectively). If the contractual redemption value of the Redeemable NCI is greater than its carrying value, an adjustment is made to reflect Redeemable NCI at the higher of its contractual redemption value or its carrying value each reporting period. Changes to the redemption value are recognized immediately in the period the change occurs. If the redemption value of the Redeemable NCI is equal to or less than the fair market value of the Remaining Teraco Interest, the change in the redemption value will be adjusted through Additional Paid in Capital. If the redemption value is greater than the fair market value of the Remaining Teraco Interest, the change in redemption value will be adjusted through Accumulated dividends in excess of earnings. These adjustments are not reflected on the Company’s condensed income statement but are instead reflected as adjustments to the net income component of the Company’s earnings per share calculations. When calculating earnings per share attributable to the Company, the Company adjusts net income attributable to Digital Realty Trust, Inc. to the extent the redemption value exceeds the fair value of the Redeemable NCI on a cumulative basis.

For the nine months ended September 30, 2026, we made an adjustment of approximately $94.4 million to Redeemable NCI as the contractual redemption value of the Redeemable NCI was greater than its carrying value. The change in the redemption value was adjusted through Additional Paid in Capital.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the proportion of entities consolidated by the Company that are owned by third parties. The following table shows the ownership interest in the Operating Partnership as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Number of	Percentage of	Number of	Percentage of
(Units in thousands)	units	total	units	total
Digital Realty Trust, Inc.	374,888	98.3%	343,557	98.2%
Noncontrolling interests consist of:
Common units held by third parties	4,294	1.1%	4,045	1.2%
Incentive units held by employees and directors (see Note 13. ''Incentive Plans'')	2,355	0.6%	2,144	0.6%
	381,537	100.0%	349,746	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $1,002.5 million and $952.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2026 and December 31, 2025, respectively.

The following table shows activity for noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2026 (in thousands):

(Units in thousands)	Common Units	Incentive Units	Total
As of December 31, 2025	4,045	2,144	6,189
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(268)	—	(268)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(228)	(228)
Incentive units issued upon achievement of market performance condition	—	239	239
Grant of incentive units to employees and directors	—	200	200
Cancellation / forfeitures of incentive units held by employees and directors	—	—	—
Common units issued in connection with the Astra acquisition	517	—	517
As of September 30, 2026	4,294	2,355	6,649
(1)	These redemptions and conversions were recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheets of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends and Distributions

Digital Realty Trust, Inc. Dividends

We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2026 (in thousands, except per share data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date dividend declared	Dividend payment date	Stock	Stock	Stock	Stock
February 19, 2026	March 31, 2026	$2,625	$3,071	$4,485	$425,047
May 12, 2026	June 30, 2026	2,625	3,071	4,485	435,908
August 11, 2026	September 30, 2026	2,625	3,071	4,485	457,987
		$7,875	$9,213	$13,455	$1,318,942
Annual rate of dividend per share		$1.31250	$1.46250	$1.30000	$4.88000

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

Digital Realty Trust, L.P. Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s Board of Directors. The table below shows the distributions declared and paid by the Operating Partnership on its common and preferred units for the nine months ended September 30, 2026 (in thousands, except for per unit data):

		Series J	Series K	Series L
		Preferred	Preferred	Preferred	Common
Date distribution declared	Distribution payment date	Units	Units	Units	Units
February 19, 2026	March 31, 2026	$2,625	$3,071	$4,485	$432,840
May 12, 2026	June 30, 2026	2,625	3,071	4,485	444,195
August 11, 2026	September 30, 2026	2,625	3,071	4,485	466,211
		$7,875	$9,213	$13,455	$1,343,246
Annual rate of distribution per unit		$1.31250	$1.46250	$1.30000	$4.88000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within accumulated other comprehensive income (loss) are shown below (in thousands) for Digital Realty Trust, Inc. and separately for Digital Realty Trust, L.P.:

Digital Realty Trust, Inc.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss), net
Balance as of December 31, 2025	$(492,674)	$23,476	$(469,198)
Net current period change	(63,327)	44,117	(19,210)
Balance as of September 30, 2026	$(556,001)	$67,593	$(488,408)

Digital Realty Trust, L.P.

	Foreign currency	Increase (decrease) in	Accumulated other
	translation	fair value of derivatives,	comprehensive
	adjustments	net of reclassification	income (loss)
Balance as of December 31, 2025	$(507,813)	$22,471	$(485,342)
Net current period change	(64,589)	44,985	(19,604)
Balance as of September 30, 2026	$(572,402)	$67,456	$(504,946)

13. Incentive Plans

The Company provides incentive awards in the form of common stock or awards convertible into common stock pursuant to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan, as amended.

For the three months ended September 30, 2026, the Talent and Compensation Committee of our Board of Directors granted an aggregate of 18,301 service-based restricted stock units covering shares of Digital Realty Trust, Inc. common stock and long-term incentive units of the Operating Partnership to certain employees, including executive officers. These awards are subject to vesting provisions and have a weighted-average grant date fair value of $185.59 per share and a weighted-average requisite service period of 2 years. The awards are subject to either (i) a service-vesting condition (the “service awards”) or (ii) both service- and performance-vesting conditions (the “performance awards”). The service awards generally vest over periods between two and four years. The performance awards generally vest based on continued service and either a financial performance condition (“Financial-Based Performance Awards”) or a market performance condition (“Market-Based Performance Awards”).

The valuation of service awards and Financial-Based Performance Awards is based solely on the fair value of our stock price on the date of grant. We use growth in core funds from operations per share as the performance measurement in the Financial-Based Performance Awards that were granted in the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the grant date fair value of these awards was $14.5 million.

We use a Monte Carlo simulation option-pricing model to determine the fair value of our Market-Based Performance Awards. We used total shareholder return as the market measurement for these awards that were granted in the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the grant date fair value of these awards was $14.5 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Derivative Instruments

Derivatives Designated as Hedging Instruments

Net Investment Hedges

In September 2022 and November 2024, we entered into cross-currency interest rate swaps, which effectively convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign currency-denominated fixed-rate debt in order to hedge the currency exposure associated with our net investment in foreign subsidiaries. As of September 30, 2026 and December 31, 2025, we had cross-currency interest rate swaps outstanding with notional amounts of $2.2 billion and maturity dates ranging through 2029.

The effect of these net investment hedges on accumulated other comprehensive loss and the condensed consolidated income statements for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Cross-currency interest rate swaps (included component) (1)		$9,124	$15,704	$72,374	$(255,559)
Cross-currency interest rate swaps (excluded component) (2)		1,370	9,820	(11,223)	43,436
Total		$10,494	$25,524	$61,151	$(212,123)

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2026	2025	2026	2025
Cross-currency interest rate swaps (excluded component) (2)	Interest expense	$6,805	$6,466	$20,495	$20,260
(1)	Included component represents foreign exchange spot rates.
(2)	Excluded component represents cross-currency basis spread and interest rates.

Cash Flow Hedges

Amounts reported in Accumulated other comprehensive loss related to interest rate swaps are reclassified to interest expense as interest payments are made on our debt. As of September 30, 2026, we estimate that an additional $0.1 million will be reclassified as a decrease to interest expense during the twelve months ended September 30, 2027, when the hedged forecasted transactions impact earnings.

The effect of these cash flow hedges on accumulated other comprehensive income and the condensed consolidated income statements for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$(4,369)	$2,462	$(17,703)	$(7,185)

	Location of	Three Months Ended September 30,		Nine Months Ended September 30,
	gain or (loss)	2026	2025	2026	2025
Interest rate swaps	Interest expense	$(1,493)	$(522)	$(5,171)	$294

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The subsequent table presents the fair value of derivative instruments recognized in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Cross-currency interest rate swaps	$25,505	$196,805	$30,093	$262,543
Interest rate swaps	8,686	7,929	5,865	29,443
Total	$34,191	$204,734	$35,958	$291,986
(1)	As presented in our condensed consolidated balance sheets within Other assets.
(2)	As presented in our condensed consolidated balance sheets within Accounts payable and other accrued liabilities.

15. Fair Value

There have been no significant changes in our policy for fair value measurements from what was disclosed in our 2025 Form 10-K.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. The carrying value of our Global Revolving Credit Facilities and the Euro Term Loan Facility approximates the estimated fair value, because these liabilities have variable interest rates and our credit ratings have remained stable. Differences between the carrying value and the fair value of our unsecured senior notes and secured and other debt are caused by differences in interest rates or borrowing spreads that were available to us on September 30, 2026 and December 31, 2025 as compared to those in effect when the debt was issued or assumed. As described in Note 14. "Derivative Instruments", outstanding derivative contracts are recorded at fair value.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate estimated fair value and carrying value of our Global Revolving Credit Facilities, Euro Term Loan Facility, unsecured senior notes and secured and other debt as of the respective periods are shown below (in thousands):

	Categorization	As of September 30, 2026		As of December 31, 2025
	under the fair value	Estimated Fair	Amount	Estimated Fair	Amount
	hierarchy	Value	Outstanding	Value	Outstanding
Global Revolving Credit Facilities (1)	Level 2	$1,655,570	$1,655,570	$918,540	$918,540
Unsecured term loans (1)	Level 2	424,875	424,875	440,475	440,475
Unsecured senior notes (2)	Level 2	14,835,140	15,915,981	15,646,232	16,321,227
Secured and other debt (2)	Level 2	1,620,081	1,622,549	873,504	876,528
Total		$18,535,666	$19,618,975	$17,878,751	$18,556,770
(1)	The carrying value of our Global Revolving Credit Facilities and unsecured term loans approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	Valuations for our unsecured senior notes and secured and other debt are determined based on the expected future payments discounted at risk-adjusted rates and quoted market prices.

16. Commitments and Contingencies

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2026, we had open commitments, including amounts reimbursable by customers of approximately $314.0 million, related to construction contracts of approximately $4.1 billion.

Legal Proceedings – Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2026, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

17. Supplemental Cash Flow Information

Cash, cash equivalents, and restricted cash balances as of September 30, 2026, and December 31, 2025:

	Balance as of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$802,903	$3,451,647
Restricted cash (included in Other assets)	3,448	6,643
Total	$806,351	$3,458,290

We paid $310.6 million and $316.0 million for interest, net of amounts capitalized, for the nine months ended September 30, 2026 and 2025, respectively.

We paid $80.2 million and $93.6 million for income taxes, net of refunds, for the nine months ended September 30, 2026 and 2025, respectively.

Accrued construction related costs totaled $992.1 million and $567.2 million as of September 30, 2026 and 2025,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively.

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

	Operating Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Inside the United States	$1,032.2	$804.7	$2,963.0	$2,347.0
Outside the United States	870.2	772.5	2,498.6	2,131.0
Revenue Outside of U.S. %	45.7%	49.0%	45.7%	47.6%

	Investments in Properties, net		Operating lease right-of-use assets, net
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
(Amounts in millions)	2026	2025	2026	2025
Inside the United States	$17,771.2	$10,221.1	$442.4	$489.2
Outside the United States	16,881.9	16,212.5	628.9	646.4

Net Assets in Foreign Operations	$10,471.8	$9,274.4

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. Subsequent Events

On October 6, 2026, Digital Constellation B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold CHF225 million aggregate principal amount of 1.6803% Guaranteed Notes due 2029, CHF185 million aggregate principal amount of 2.0600% Guaranteed Notes due 2032 and CHF100 million aggregate principal amount of 2.4150% Guaranteed Notes due 2036. Net proceeds from the offering were CHF508.4 million (approximately $611 million based on the exchange rate on October 6, 2026) after deducting the managers’ commissions and certain offering expenses.

On October 9, 2026, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €1.0 billion aggregate principal amount of 5.125% Guaranteed Notes due 2036. Net proceeds from the offering were approximately €985.8 million (approximately $1.1 billion based on the exchange rate on October 9, 2026) after deducting managers’ discounts and estimated offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, each as filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of borrowings under our credit facilities, expected use of proceeds from our ATM equity program, litigation matters or legal proceedings, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center capacity, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center capacity contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: reduced demand for data centers or decreases in information technology spending; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center capacity; the suitability of our data centers and data center infrastructure, delays or disruptions in connectivity or availability of power, or failures or breaches of our physical and information security infrastructure or services; breaches of our obligations or restrictions under our contracts with our customers; our inability to successfully develop and lease new properties and development capacity, and delays or unexpected costs in development of properties; the impact of current global and local economic, credit and market conditions; increased tariffs, global supply chain or procurement disruptions, or increased supply chain costs; the impact from periods of heightened inflation on our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs; the impact on our customers’ and our suppliers’ operations during an epidemic, pandemic, or other global events; our dependence upon significant customers, bankruptcy or insolvency of a major customer or a significant number of smaller customers, or defaults on or non-renewal of leases by customers; changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate; our inability to retain data center capacity that we lease or sublease from third parties; information security, cyberattacks, security breaches and data privacy breaches; difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas; our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions; our failure to successfully integrate and operate acquired or developed properties or businesses; difficulties in identifying properties to acquire and completing acquisitions; risks related to joint venture investments, including as a result of our lack of control of such investments; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; our failure to obtain necessary debt and equity financing, and our dependence on external sources of capital; financial market fluctuations and changes in foreign currency exchange rates; adverse economic or real estate developments in our industry or the industry sectors that we sell to, including risks relating to decreasing real estate valuations and impairment charges and goodwill and other intangible asset impairment charges; our inability to manage our growth effectively; losses in excess of our insurance coverage; our inability to attract and retain talent; environmental liabilities, risks related to natural disasters and our inability to achieve our sustainability goals; the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations; our inability to comply with rules and regulations applicable to our Company; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for U.S. federal income tax purposes; Digital Realty Trust, L.P.’s failure to qualify as a partnership for U.S. federal income tax purposes; restrictions on our ability to engage in certain business activities; changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates; the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and those additional risks and factors discussed in reports filed with the SEC by us from time to time, including those discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other sections of this report, including under Part II, Item 1A, Risk Factors.

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

Summary of 2026 Significant Activities

We completed the following significant activities during the nine months ended September 30, 2026:

●	During the three months ended March 31, 2026, we closed on acquisitions totaling approximately $280 million in the aggregate, primarily in Investments in properties, net in Sofia, Bulgaria, Milan, Italy, Portland and Atlanta.
●	In April 2026, our Operating Partnership acquired approximately 1,440 acres of development land at Astra Enterprise Park, located near Kansas City, for total consideration of $482 million, comprised of $377.6 million in cash and 517,475 common units of limited partnership interest in our Operating Partnership with a fair value of $104.0 million.
●	During the three months ended June 30, 2026, we completed several additional acquisitions, including two land parcels totaling approximately 355 acres in the Atlanta metro area for $21 million, two data centers and associated land in Cyberjaya, Malaysia for $137 million, and a 27-acre site in Marseille, France for $55 million.
●	In May 2026, we contributed two development projects to Digital Realty DC Partners NA Fund (the “Fund”), with an aggregate carrying value of approximately $439 million, for gross proceeds of $447 million and recognized a gain on disposition of approximately $8 million.

●	In June 2026, we completed the acquisition of 64% blended partnership interests in the Digital Carver Dulles 9 JV, LLC and Digital Carver Brickyard JV, LLC joint ventures. Prior to this transaction, the Company held the remaining 36% blended partnership interests. The newly developed assets are expected to be fully stabilized in the first half of 2027 and first half of 2028. Total consideration for our joint venture partners’ equity interests in the assets was approximately $3.5 billion, including $1.2 billion of cash and 12.3 million shares of Digital Realty common stock.
●	In accordance with ASC 805, the Columbia Capital Acquisition was accounted for as a business combination using the acquisition method of accounting. The aggregate acquisition-date fair value of consideration transferred was approximately $690.1 million, consisting of 2.3 million shares of Digital Realty common stock with a fair value of $453.0 million, cash paid of $17.1 million and contingent consideration with a fair value of $220.0 million, payable in Digital Realty common stock.
●	During the nine months ended September 30, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $2.9 billion under its ATM Equity OfferingSM program from the issuance of approximately 15.9 million common shares at an average price of $185.98 per share after payment of approximately $15.4 million of commissions to the agents. As of September 30, 2026, $5.9 billion remains available for future sales.
●	During the three months ended September 30, 2026, we completed various acquisitions totaling approximately $802.8 million, primarily consisting of land held for future development and other real estate and development-related investments. These investments included land acquisitions in Charlotte, Chicago, Indianapolis, as well as other investments in real estate and development properties.

Revenue Base

Most of our revenue consists of rental income generated by the data centers in our portfolio. Our ability to generate and grow revenue depends on several factors, including our ability to maintain or improve occupancy rates. A summary of our data center portfolio and the DLR Share of White Space IT Load (excluding capacity under development or held for development) is shown below.

	As of September 30, 2026			As of December 31, 2025
Region	Data Centers	White Space IT Load (MW) (1)	Occupancy (2)	Data Centers	White Space IT Load (MW) (1)	Occupancy (2)
Americas	156	1,453	95.8%	157	1,324	93.6%
EMEA	130	870	83.1%	129	822	83.8%
APAC	25	232	86.7%	24	217	84.2%
Consolidated Portfolio	311	2,555	90.7%	310	2,363	89.3%

Note: Table excludes data centers held for sale or contribution. Total amounts may differ due to rounding.

(1)	White Space IT Load represents uninterruptible power systems backed utility power in megawatts dedicated to Digital Realty’s operated data center capacity.
(2)	Occupancy excludes capacity under active development and capacity held for development.

Leasing Activities

Due to the capital-intensive and long-term nature of the operations we support, our lease terms with customers are generally longer than standard commercial leases. As of September 30, 2026, our average remaining lease term was approximately four years.

Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. The subsequent table summarizes our leasing activity (DLR’s share) in the nine months ended September 30, 2026 (net rentable square feet (“NRSF”) in thousands):

	0-1 MW	> 1 MW	Other
	(Based on kW)	(Based on kW)	(Based on NRSF)(3)
Leasing Activity - New(1)(2)
Annualized GAAP Rent (in thousands)	$296,403	$898,507	$1,647
Kilowatt Leased / NRSF	93,947	345,852	31
Weighted Average Lease Term (years)	4.7	15.4	5.4
GAAP rent per Kilowatt / NRSF	$263	$216	$53
Leasing cost per Kilowatt / NRSF	$20	$—	$6

Leasing Activity - Renewals(1)(2)
Kilowatt Leased / NRSF	121,779	100,467	240
Weighted Average Lease Term (years)	1.5	4.9	5.2
Expiring cash rent per Kilowatt / NRSF	$300	$136	$40
Renewed cash rent per Kilowatt / NRSF	$317	$209	$50
Leasing cost per Kilowatt / NRSF	$3	$1	$3
(1)	Excludes short-term, roof, storage and garage leases.
(2)	Includes leases for new and re-leased capacity.
(3)	Other includes Powered Base Building shell capacity as well as storage and office space within fully improved data center facilities.

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

Percentage of
September 30, 2026
Metropolitan Area	Total annualized rent (1)
Northern Virginia	22.6%
Chicago	6.1%
Frankfurt	6.1%
Singapore	5.7%
London	4.9%
Amsterdam	4.7%
Dallas	4.2%
New York	4.2%
Paris	4.2%
Silicon Valley	3.8%
Johannesburg	2.5%
Other	31.0%
Total	100.0%
(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of the end of the period presented, multiplied by 12. Includes consolidated portfolio and unconsolidated entities at DLR’s share. The aggregate amount of abatements for the nine months ended September 30, 2026 was approximately $14.2 million.

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

Other key components of operating expenses include: depreciation of our fixed assets, amortization of intangible assets, and transactions and integration costs.

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

A roll forward showing changes in the stabilized and non-stabilized portfolios for the nine months ended September 30, 2026 as compared to December 31, 2025 is shown below:

IT Capacity in kW	Stabilized	Non-Stabilized	Total
As of December 31, 2025	1,367,608	709,324	2,076,932
Dispositions / Sales	(2,250)	(2,250)	(4,500)
New development and space reconfigurations	(3,502)	95,643	92,141
Acquisitions	—	97,575	97,575
Transfers to stabilized from non-stabilized	233,967	(233,967)	—
Transfers to non-stabilized from stabilized	(2,290)	2,290	—
As of September 30, 2026	1,593,533	668,615	2,262,148

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025

Revenues

Total operating revenues as shown on our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Stabilized	$1,338,455	$1,230,483	$107,972	8.8%	3,857,842	$3,540,813	$317,029	9.0%
Non-Stabilized	488,654	305,607	183,047	59.9%	1,244,127	839,498	404,629	48.2%
Rental and other services	1,827,109	1,536,090	291,019	18.9%	5,101,969	4,380,311	721,658	16.5%
Fee income and other	75,309	41,144	34,165	83.0%	359,662	97,710	261,952	268.1%
Total operating revenues	$1,902,418	$1,577,234	$325,184	20.6%	$5,461,631	$4,478,021	$983,610	22.0%

Total operating revenues increased by approximately $325.2 million and $983.6 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

Stabilized rental and other services revenue increased by approximately $108.0 million and $317.0 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to increases in new leasing and renewals and higher utilities reimbursements across all regions along with the strengthening of foreign exchange rates, primarily the Euro, British pound sterling and Singapore dollar.

Non-stabilized rental and other services revenue increased by approximately $183.0 million and $404.6 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to:

(i)	increases of $183.8 million and $468.6 million, respectively, due to the completion of our global development pipeline and related lease up operating activities (with the biggest contributions in Northern Virginia, Frankfurt, Paris and Johannesburg); and
(ii)	offset by decreases of $0.8 million and $64.0 million, respectively, related to properties sold or contributed since September 30, 2025.

Fee income and other increased $34.2 million and $262.0 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to higher construction and development fees during the three-month period and $201 million of promote income related to achievement of certain performance hurdles associated with the June 2026 Acquisition during the nine-month period.

Operating Expenses — Property Level

Property level operating expenses as shown in our condensed consolidated income statements were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Stabilized	$370,998	$307,298	$63,700	20.7%	$968,716	$845,599	$123,117	14.6%
Non-Stabilized	106,539	68,329	38,210	55.9%	277,660	182,702	94,958	52.0%
Total Utilities	477,537	375,627	101,910	27.1%	1,246,376	1,028,301	218,075	21.2%

Stabilized	222,124	215,454	6,670	3.1%	650,600	609,887	40,713	6.7%
Non-Stabilized	82,069	62,838	19,231	30.6%	211,116	174,728	36,388	20.8%
Total Rental property operating and maintenance (excluding utilities)	304,193	278,292	25,901	9.3%	861,716	784,615	77,101	9.8%

Total Rental property operating and maintenance	781,730	653,919	127,811	19.5%	2,108,092	1,812,916	295,176	16.3%

Stabilized	52,030	49,675	2,355	4.7%	150,015	137,390	12,625	9.2%
Non-Stabilized	13,032	6,656	6,376	95.8%	34,714	26,796	7,918	29.5%
Total Property taxes and insurance	65,062	56,331	8,731	15.5%	184,729	164,186	20,543	12.5%

Total property level operating expenses	$846,792	$710,250	$136,542	19.2%	$2,292,821	$1,977,102	$315,719	16.0%

Property level operating expenses include costs to operate and maintain the properties in our portfolio as well as property taxes and insurance.

Total Utilities

Total stabilized utilities expenses increased by approximately $63.7 million and $123.1 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to higher power pricing at certain properties in the stabilized portfolio, mainly in EMEA and APAC, offset by rebates received mainly in EMEA.

Total non-stabilized utilities expenses increased by approximately $38.2 million and $95.0 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to:

(i)	an increase of approximately $43.5 million and $110.3 million due to higher utility consumption in a growing portfolio of recently completed development sites (with the biggest contributions in Northern Virginia, Paris, Frankfurt and Johannesburg); offset by
(ii)	a decrease of $0.5 million and $11.7 million related to properties sold or contributed after September 30, 2025.

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

Total Rental Property Operating and Maintenance (Excluding Utilities)

Total stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $6.7 million and $40.7 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to increases in building operations expense, common area maintenance expense and data center labor.

Total non-stabilized rental property operating and maintenance expenses (excluding utilities) increased by approximately $19.2 million and $36.4 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 primarily due to increases in data center labor expense throughout the portfolio.

Total Property Taxes and Insurance

Total stabilized property taxes and insurance increased by approximately $2.4 million and $12.6 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, due to timing of property tax assessments throughout our North American portfolio, primarily in Northern Virginia.

Other Operating Expenses

Other operating expenses include costs which are either non-cash in nature (such as depreciation and amortization) or which do not directly pertain to operation of data center properties. A comparison of other operating expenses for the respective periods is shown below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Depreciation and amortization	$539,471	$497,002	$42,469	8.5%	$1,546,088	$1,401,178	$144,910	10.3%
General and administrative	173,287	141,705	31,582	22.3%	485,745	401,262	84,483	21.1%
Transactions and integration	48,961	86,559	(37,598)	(43.4)%	103,349	149,007	(45,658)	(30.6)%
Other	179	3,297	(3,118)	(94.6)%	13,710	3,604	10,106	280.4%
Total other operating expenses	761,898	728,563	33,335	4.6%	2,148,892	1,955,051	193,841	9.9%
Total property level operating expenses	846,792	710,250	136,542	19.2%	2,292,821	1,977,102	315,719	16.0%
Total operating expenses	$1,608,690	$1,438,813	$169,877	11.8%	$4,441,713	$3,932,153	$509,560	13.0%

General and Administrative

General and administrative expenses increased $31.6 million and $84.5 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 due to higher head count along with increased information technology costs.

Transactions and Integration

Transactions and integration expenses decreased by $37.6 million and $45.7 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, primarily due to higher placement fees associated with securing capital commitments to the Fund and lease termination expenses incurred in connection with acquisitions in 2025, partially offset by transaction expenses incurred in 2026, including $22.7 million related to the Columbia Capital Acquisition.

Equity in Earnings (Loss) of Unconsolidated Entities

The change in Equity in earnings (loss) of unconsolidated entities was approximately $1.5 million and $16.4 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The foreign exchange remeasurement of debt associated with our unconsolidated Ascenty entity creates volatility in our equity in earnings and drove this fluctuation, as well as higher income in two of our unconsolidated joint ventures in the Americas region.

Other income, net

Other income, net decreased $35.8 million and increased $77.0 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in the three-month period was associated with lower interest income due to lower money market balances, while the increase in the nine-month period was driven primarily by insurance proceeds received in 2026 for business interruption lost revenue, coupled with insurance proceeds for property damage at a data center in Singapore.

Interest Expense

Interest expense decreased $20.3 million and increased $2.2 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 driven by higher capitalized interest due to increased construction activity, primarily at the properties associated with the June 2026 Acquisition, offset by higher unsecured senior notes interest expense tied to i) Euro Notes issued in June 2025 — €850 million aggregate principal amount of 3.875% Guaranteed Notes due 2034 and ii) Euro Notes issued in November 2025 — €600 million aggregate principal amount of 3.750% Guaranteed Notes due 2033 and €800 million aggregate principal amount of 4.250% Guaranteed Notes due 2037 along with interest expense related to debt assumed in the June 2026 Acquisition.

Loss on Debt Extinguishment and Modifications

In March 2026, we voluntarily paid down Teraco debt of $53 million. The paydown resulted in a loss on debt extinguishment and modifications of approximately $4.1 million. We incurred no losses on debt extinguishment and debt modifications in the three months ended September 30, 2026.

We incurred no losses on debt extinguishment and debt modifications in the three and nine months ended September 30, 2025.

Income Tax Expense

Income tax expense decreased $2.9 million and increased $16.7 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Both changes were driven by the jurisdictional rate mix within the global group. Furthermore, the nine-month increase, compared to the same period in 2025, was primarily attributable to tax expense associated with the insurance settlement proceeds related to one of our facilities in Singapore. We carried out an analysis for the purposes of the Model GloBE Rules for Pillar Two and no material top-up tax is expected.

As of September 30, 2026, we are under examination for the taxable year ended December 31, 2021 within the United States, except that the examination of our Parent for such taxable year was closed with a no change determination on April 21, 2026. Additionally, we are under examination for various taxable years ended 2017 and onward within various foreign jurisdictions.

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

Our Parent and our Operating Partnership were parties to an ATM Equity OfferingSM Sales Agreement dated December 23, 2024 (the “2024 Sales Agreement”). Pursuant to the 2024 Sales Agreement, Digital Realty Trust, Inc. could issue and sell common stock having an aggregate offering price of up to $3.0 billion through various named agents from time to time. From January 1, 2026 through May 3, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $1.3 billion from the issuance of approximately 7.3 million common shares under the 2024 Sales Agreement at an average price of $179.30 per share after payment of approximately $6.4 million of commissions to the agents.

On May 4, 2026, our Parent and our Operating Partnership entered into a new ATM Equity OfferingSM Sales Agreement (the “2026 Sales Agreement”), pursuant to which, Digital Realty Trust, Inc. can issue and sell common stock having an aggregate offering price of up to $7.5 billion through various named agents from time to time. The 2024 Sales Agreement was terminated in connection with entry into the 2026 Sales Agreement, and at the time of such termination, $569.9 million remained unsold under the 2024 Sales Agreement. From May 4, 2026 through September 30, 2026, Digital Realty Trust, Inc. generated net proceeds of approximately $1.6 billion from the issuance of approximately 8.6 million common shares under the 2026 Sales Agreement at an average price of $191.69 per share after payment of approximately $9.0 million of commissions to the agents. As of September 30, 2026, $5.9 billion remains available for future sales under the 2026 Sales Agreement.

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

For additional information regarding dividends declared and paid by our Parent on its common and preferred stock for the nine months ended September 30, 2026, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Analysis of Liquidity and Capital Resources — Operating Partnership

As of September 30, 2026, we had $802.9 million of cash and cash equivalents, excluding $3.4 million of restricted cash. Restricted cash primarily consists of contractual capital expenditures plus other deposits and is included in Other assets on our Condensed Consolidated Balance Sheets. As circumstances warrant, our Operating Partnership may dispose of stabilized assets or enter into joint venture arrangements with institutional investors or strategic partners, on an opportunistic basis dependent upon market conditions. Our Operating Partnership may use the proceeds from such dispositions to acquire additional properties, to fund development opportunities and for general working capital purposes, including the repayment of indebtedness. Our liquidity requirements primarily consist of:

●	operating expenses;
●	development costs and other expenditures associated with our properties, including joint ventures;
●	distributions to our Parent to enable it to make dividend payments;
●	distributions to unitholders of common limited partnership interests in Digital Realty Trust, L.P.;
●	debt service; and
●	potentially, acquisitions.

The Global Revolving Credit Facilities provide for borrowings up to $4.5 billion (including approximately $0.3 billion available to be drawn on the Yen Revolving Credit Facility) based on currency commitments and foreign exchange rates as of September 30, 2026. The Global Revolving Credit Facility provides for borrowings in a variety of currencies and can be increased by an additional $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Both facilities mature on January 24, 2029, with two six-month extension options available.

These facilities also feature a sustainability-linked pricing component, with pricing subject to adjustment based on annual performance targets, further demonstrating our continued leadership and commitment to sustainable business practices.

The Global Revolving Credit Facility provides for borrowings in a variety of currencies and includes the ability to add additional currencies in the future. We have used and intend to use available borrowings under the Global Revolving Credit Facilities to acquire additional properties, fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. For additional information regarding our Global Revolving Credit Facilities, see Note 9. “Debt of the Operating Partnership” in the Notes to our Condensed Consolidated Financial Statements.

Future Uses of Cash

Our properties require periodic investments of capital for customer-related capital expenditures and for general capital improvements. Depending upon customer demand, we expect to incur significant improvement costs to build out and develop additional capacity. At September 30, 2026, we had open commitments, related to construction contracts of approximately $4.1 billion, including amounts reimbursable of approximately $314.0 million.

For the remainder of 2026, we currently expect to incur approximately $0.8 billion to $1.2 billion of capital expenditures, which includes our share of joint venture contributions and is net of partner contributions for our development programs. This amount could go up or down, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Development Projects

We are investing in our portfolio, which includes consolidated and unconsolidated projects, to organically expand our capacity. As of September 30, 2026, we had 1,464 megawatts of projects underway across multiple metropolitan areas around the world, representing an approximately 90% increase of capacity under development as compared to December 31, 2025. As of September 30, 2026, 63% of the 1,464 megawatts of projects underway was pre-leased. As of September 30, 2026, we had over eight gigawatts of additional future development capacity, of which approximately 70% came from locations with more than 100 megawatts of buildable capacity, 20% came from locations with between 25 megawatts and 100 megawatts of buildable capacity and 10% came from locations with less than 25 megawatts of buildable capacity. As of September 30, 2026, we estimate that the pre-tax stabilized cash yields on our total 1,464 megawatts of capacity under construction across the world is approximately 11.6%. Pre-tax estimated stabilized cash yields are based on total expected investment amounts and anticipated net operating income from leases signed or other assumptions based on market conditions. We calculate the anticipated stabilized net operating income for any given project by subtracting the project’s estimated stabilized operating expenses and depreciation and amortization from its estimated stabilized revenue, which we estimate based on leases signed and other assumptions based on market conditions. No assurance can be given that we will complete any of these projects on the terms currently contemplated, or at all, that the actual cost of any of these projects will not exceed our estimates or that the actual yield achieved by such projects will be consistent with our estimates.

Capital Expenditures (Cash Basis)

The table below summarizes our capital expenditure activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Development projects	$2,631,599	$1,784,380
Enhancement and improvements	16,201	23,936
Recurring capital expenditures	242,128	175,386
Total capital expenditures (excluding indirect costs)	$2,889,928	$1,983,702

Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including interest, capitalized in the nine months ended September 30, 2026 and 2025 were $276.3 million and $195.3 million, respectively. Capitalized interest comprised approximately $143.7 million and $92.4 million of the total indirect costs capitalized for the nine months ended September 30, 2026 and 2025, respectively. Capitalized interest in the nine months ended September 30, 2026 increased, compared to the same period in 2025, due to an increase in qualifying activities and higher interest rates.

Excluding capitalized interest, indirect costs in the nine months ended September 30, 2026 increased compared to the same period in 2025 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction activities. See “Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2026.

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

Sources of Cash

We expect to meet our short-term and long-term liquidity requirements, including payment of scheduled debt maturities and funding of acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our Parent. We also may fund future short-term and long-term liquidity requirements, including acquisitions and non-recurring capital improvements, using our Global Revolving Credit Facilities pending permanent financing. As of October 27, 2026, we had approximately $4.0 billion of borrowings available under our Global Revolving Credit Facilities.

On October 6, 2026, Digital Constellation B.V., an indirect wholly owned finance subsidiary of the Operating Partnership, issued and sold CHF225 million aggregate principal amount of 1.6803% Guaranteed Notes due 2029, CHF185 million aggregate principal amount of 2.0600% Guaranteed Notes due 2032 and CHF100 million aggregate principal amount of 2.4150% Guaranteed Notes due 2036. Net proceeds from the offering were CHF508.4 million (approximately $611 million based on the exchange rate on October 6, 2026) after deducting the managers’ commissions and certain offering expenses.

On October 9, 2026, Digital Euro Finco, LLC, a wholly owned indirect finance subsidiary of the Operating Partnership, issued and sold €1.0 billion aggregate principal amount of 5.125% Guaranteed Notes due 2036. Net proceeds from the offering were approximately €985.8 million (approximately $1.1 billion based on the exchange rate on October 9, 2026) after deducting managers’ discounts and estimated offering expenses.

Distributions

All distributions on our units are at the discretion of our Parent’s Board of Directors. For additional information regarding distributions paid on our common and preferred units for the three and nine months ended September 30, 2026, see Note 11. “Equity and Capital” to our condensed consolidated financial statements contained herein.

Outstanding Consolidated Indebtedness

The table below summarizes our outstanding debt as of September 30, 2026 (in millions):

Debt Summary:
Fixed rate	$14,022
Variable rate debt subject to interest rate swaps	3,459
Total fixed rate debt (including interest rate swaps)	17,481
Variable rate—unhedged	2,138
Total	$19,619
Percent of Total Debt:
Fixed rate (including swapped debt)	89.1%
Variable rate	10.9%
Total	100.0%

Effective Interest Rate as of September 30, 2026
Fixed rate (including hedged variable rate debt)	3.05%
Variable rate	3.25%
Effective interest rate	3.07%

Our ratio of debt to total enterprise value was approximately 22.4% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2026 of $175.53). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest based on various one-month EURIBOR, BBR, TIBOR, SARON and JIBAR rates and 91-day CD rate, depending on the respective agreement governing the debt, including our Global Revolving Credit Facilities and unsecured term loans. As of September 30, 2026, our debt had a weighted average term to initial maturity of approximately 4.0 years (or approximately 4.2 years assuming exercise of extension options).

As of September 30, 2026, our pro-rata share of secured debt of unconsolidated entities was approximately $2.1 billion.

Covenants

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our senior notes. These calculations, which are not based on U.S. GAAP, are presented to show our ability to incur additional debt under the terms of our senior notes as well as to disclose our current compliance with such covenants and are not measures of our liquidity or performance. The actual amounts as of September 30, 2026, are:

		Unsecured	Unsecured
		Senior Notes	Senior Notes
Debt Covenant Ratios (1)		8.25% Cap(2)	7.25% Cap(3)
Total outstanding debt / total assets	Less than 60%	36%	31%
Secured debt / total assets	Less than 40%	5%	2%
Total unencumbered assets / unsecured debt	Greater than 150%	289%	318%
Consolidated EBITDA / interest expense (4)	Greater than 1.50x	4.6 x	4.6 x
(1)	For definitions of the terms used in the table above and related footnotes, please refer to the indentures which govern the notes, each as amended and which are filed as exhibits to our reports filed with the U.S. Securities and Exchange Commission.
(2)	Ratios for the Unsecured Senior Notes except for the 0.20% notes due 2026, 1.70% notes due 2027, 5.550% notes due 2028, 0.55% notes due 2029, 1.875% notes due 2029, 1.250% notes due 2031, 0.625% notes due 2031, 1.00% notes due 2032, 1.375% notes due 2032, 3.750% notes due 2033, 3.875% notes due 2033, 3.875% notes due 2034, 3.875% notes due 2035 and 4.250% notes due 2037.
(3)	Ratios for the 0.20% notes due 2026, 1.70% notes due 2027, 5.550% notes due 2028, 0.55% notes due 2029, 1.875% notes due 2029, 1.250% notes due 2031, 0.625% notes due 2031, 1.00% notes due 2032, 1.375% notes due 2032, 3.750% notes due 2033, 3.875% notes due 2033, 3.875% notes due 2034, 3.875% notes due 2035 and 4.250% notes due 2037.
(4)	Calculated as current quarter annualized consolidated EBITDA to current quarter annualized Interest Expense (including capitalized interest and debt discounts).

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025

The following table shows cash flows and ending cash, cash equivalents and restricted cash balances for the respective periods (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$1,977,486	$1,693,183	$284,303
Net cash used in investing activities	(6,601,947)	(1,471,398)	(5,130,549)
Net cash provided by (used in) financing activities	1,943,394	(638,670)	2,582,064
Net decrease in cash, cash equivalents and restricted cash	$(2,681,067)	$(416,885)	$(2,264,182)

Cash provided by operating activities increased primarily due to:

(i)	an increase in revenues due to the completion of our global development pipeline and related lease up operating activities;
(ii)	offset by the net impact of properties sold and contributed in 2025 and 2026.

The changes in the activities that comprise the increase in net cash used in investing activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 consisted of the following amounts (in thousands):

Change
2026 vs 2025
Increase in net cash used in business combinations / asset acquisitions	$(2,655,937)
Increase in cash used for improvements to investments in real estate	(987,194)
Increase in cash contributed to investments in unconsolidated entities, net	(520,065)
Decrease in net cash provided by proceeds from sale of real estate	(979,475)
Other changes	12,122
Increase in net cash used in investing activities	$(5,130,549)

The increase in net cash used in investing activities was primarily due to:

(i)	an increase in spend due to acquisitions of $2.9 billion in 2026 compared to $0.3 billion in 2025;
(ii)	an increase in spend on development projects and recurring capital expenditures of approximately $987 million;
(iii)	an increase in cash contributed to various investments in unconsolidated entities;
(iv)	a decrease in cash provided by the sale or contributions of data centers due to:
●	approximately $180 million provided for the nine months ended September 30, 2026:
i.	$141 million from the contribution of two development projects to the Fund;
ii.	$31 million from the sale of non-core data centers in the Boston and Atlanta metro areas;
iii.	$8 million sale of an easement in the Northern Virginia metro area;
●	offset by approximately $1.2 billion provided for the nine months ended September 30, 2025:
i.	a $62 million cash contribution made by Mitsubishi in January 2025, which increased their ownership in the joint venture from 65% to 80%;
ii.	cash provided by the contribution of development projects at the Digital Dulles campus to the joint venture with Blackstone in April 2025, for gross proceeds of approximately $77 million;
iii.	cash provided by the contribution of data centers and development projects to the Fund in May 2025, for gross proceeds of approximately $937 million; and
iv.	cash provided by the sale of non-core data centers in the third quarter of 2025, for gross proceeds of approximately $90 million.

The changes in the activities that comprise the increase in net cash from financing activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 consisted of the following amounts (in thousands):

Change
2026 vs 2025
Increase in cash provided by short-term borrowings	$1,319,354
Decrease in cash provided by proceeds from secured / unsecured debt	(1,807,471)
Decrease in cash used for repayment on secured / unsecured debt	1,192,525
Increase in cash provided by proceeds from issuance of common stock, net of costs	1,923,756
Increase in cash used for dividend and distribution payments	(83,889)
Other changes, net	37,789
Increase in net cash from financing activities	$2,582,064

The increase in net cash from financing activities was primarily due to:

(i)	increase in cash provided by short-term borrowings;
(ii)	a decrease in cash provided by proceeds from secured / unsecured debt due to the issuance of the 3.875% Guaranteed Notes due 2035 in January 2025 and the issuance of the 3.875% Guaranteed Notes due 2034 in June 2025;
(iii)	a decrease in cash used for repayment:
●	$53 million voluntary paydown of Teraco debt in March 2026, compared to
●	$496 million on the GBP notes (4.250% notes due 2025) repaid in January 2025 and
●	$754 million on the €650 million 0.625% unsecured senior notes paid at maturity in July 2025;
(iv)	an increase in cash provided by proceeds from the issuance of:
●	approximately 15.9 million shares of common stock, net of costs, of approximately $3.0 billion under our ATM program in 2026, compared to
●	approximately 6.0 million shares of common stock, net of costs, of approximately $1.0 billion under our ATM program in 2025; and
(v)	an increase in dividend and distribution payments due to an increased number of common shares and common units outstanding.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in Digital Realty Trust, L.P. that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2026, amounted to 1.7% of Digital Realty Trust, L.P. common units. Historically, Digital Realty Trust, L.P. has issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners have the right to require Digital Realty Trust, L.P. to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of its common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. As of September 30, 2026, common units and incentive units of Digital Realty Trust, L.P. are classified within equity, except for certain common units of approximately 0.2 million issued to certain former DuPont Fabros Technology, L.P. unitholders in the Company’s acquisition of DuPont Fabros Technology, Inc., which are subject to certain restrictions and, accordingly, are not presented as permanent equity in the condensed consolidated balance sheet.

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

Funds from Operations

We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts (Nareit) in the Nareit Funds From Operations White Paper - 2018 Restatement. FFO is a non-GAAP financial measure and represents net income (loss) available to common stockholders (computed in accordance with GAAP), excluding gain (loss) from the disposition of real estate assets, provision for impairment, real estate related depreciation and amortization (excluding amortization of deferred financing costs), our share of unconsolidated entities real estate related depreciation & amortization, net income attributable to noncontrolling interests in operating partnership and, reconciling items related to noncontrolling interests. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions and after adjustments for unconsolidated partnerships and joint ventures, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our data centers that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our data centers, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the Nareit definition and, accordingly, our FFO may not be comparable to other REITs’ FFO. FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Net Income Available to Common Stockholders	$185,165	$57,631	$797,366	$1,179,399
Non-GAAP Adjustments:
Net income attributable to non-controlling interests in operating partnership	4,000	2,000	17,000	26,000
Real estate related depreciation and amortization (1)	527,646	487,182	1,517,717	1,370,884
Depreciation related to non-controlling interests	(23,943)	(22,888)	(71,961)	(63,406)
Unconsolidated entities real estate related depreciation and amortization	57,047	65,922	180,310	180,955
Gain from the disposition of real estate assets	(8,403)	(19,780)	(16,617)	(952,721)
FFO available to common stockholders and unitholders (2)	$741,512	$570,067	$2,423,815	$1,741,111
Basic FFO per share and unit	$1.96	$1.64	$6.67	$5.05
Diluted FFO per share and unit (2)(3)	$1.97	$1.65	$6.68	$5.07
Weighted average common stock and units outstanding
Basic	378,331	347,301	363,268	344,504
Diluted (2)(3)	385,937	355,165	370,963	352,570

(1) Real estate related depreciation and amortization was computed as follows:

Depreciation and amortization per income statements	$539,471	$497,002	$1,546,088	$1,401,178
Non-real estate depreciation and amortization	(11,825)	(9,820)	(28,371)	(30,294)
	$527,646	$487,182	$1,517,717	$1,370,884
(2)	As part of the acquisition of Teraco in 2022, certain of Teraco's minority indirect shareholders have the right to put their shares in an upstream parent company of Teraco to the Company in exchange for cash or the equivalent value of shares of the Company common stock, or a combination thereof. U.S. GAAP requires the Company to assume the put right is settled in shares for purposes of calculating diluted EPS. This same approach was utilized to calculate FFO per share. When calculating diluted FFO, Teraco related minority interest is added back to the FFO numerator as the denominator assumes all shares have been put back to the Company. The Teraco noncontrolling share of FFO was $19,190 and $17,018 for the three months ended September 30, 2026 and 2025, respectively, and $54,579 and $45,326 for the nine months ended September 30, 2026 and 2025, respectively.
(3)	For all periods presented, we have excluded the effect of the series J, series K and series L preferred stock, as applicable, that may be converted into common stock upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series J, series K and series L preferred stock, as applicable, as they would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common stock and units outstanding	378,331	347,301	363,268	344,504
Add: Effect of dilutive securities	7,606	7,864	7,695	8,066
Weighted average common stock and units outstanding—diluted	385,937	355,165	370,963	352,570

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2026, our consolidated debt was as follows (in millions):

	Outstanding	Estimated Fair
	Balance	Value
Fixed rate debt	$14,022	$12,939
Variable rate debt subject to interest rate swaps	3,459	3,459
Total fixed rate debt (including interest rate swaps)	17,481	16,398
Variable rate debt	2,138	2,138
Total outstanding debt	$19,619	$18,536

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2026:

Change
Assumed event	($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	8
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(8)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(240)
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(224)

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of our business, we may become subject to various legal proceedings. As of September 30, 2026, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

During the three months ended September 30, 2026, Digital Realty Trust, Inc. issued 2,320,200 shares of its common stock in connection with the Columbia Capital Acquisition in reliance upon the exemption from registration provided by Section 4(a)(2).

Digital Realty Trust, L.P.

During the three months ended September 30, 2026, Digital Realty Trust, L.P. issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended September 30, 2026, Digital Realty Trust, Inc. issued an aggregate of 17,995 shares of its common stock in connection with restricted stock unit awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, Digital Realty Trust, L.P. issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2026, Digital Realty Trust, L.P. issued an aggregate of 17,995 common units to Digital Realty Trust, Inc., as required by Digital Realty Trust, L.P.’s partnership agreement. During the three months ended September 30, 2026, an aggregate of 14,024 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock unit awards for a net issuance of 3,971 shares of common stock.

For these issuances of common units to Digital Realty Trust, Inc., Digital Realty Trust, L.P. relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $56.5 billion in total consolidated assets and as Digital Realty Trust, L.P.’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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
101

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Equity/Capital for the three and nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

October 30, 2026	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

October 30, 2026	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

October 30, 2026	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc.
Its general partner

By:

October 30, 2026	/S/ ANDREW P. POWER
Andrew P. Power President & Chief Executive Officer (principal executive officer)

October 30, 2026	/S/ MATTHEW R. MERCIER
Matthew R. Mercier Chief Financial Officer (principal financial officer)

October 30, 2026	/s/ CHRISTINE B. KORNEGAY
Christine B. Kornegay Chief Accounting Officer (principal accounting officer)